Form 10-Q
period 1997-06-30
COMFORT SYSTEMS USA INC
filed 1997-08-14
CIK 1035983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________________ TO
                          ---------------------------

                        Commission file number: 1-13011

                           COMFORT SYSTEMS USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        76-0526487
    (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
                                        THREE RIVERWAY
                                           SUITE 200
                                     HOUSTON, TEXAS 77056
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      Registrant's telephone number, including area code:  (713) 964-2685

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes H No H

The number of shares outstanding of the issuer's common stock, as of August 14, 1997, was 20,975,774.

================================================================================

                            COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                                            PAGE
                                                                            ----
Part I -- Financial Information
     Item 1 -- Financial Statements General Information ....................   1
          Financial Statements --
               Balance Sheets -- Comfort Systems USA, Inc., as of
                 December 31, 1996, and June 30, 1997, and Pro Forma
                 as of June 30, 1997 .......................................   2
               Statements of Operations -- Comfort Systems USA, Inc.,
                 for the Three Months Ended June 30, 1997, and Pro
                 Forma for the Three Months Ended June 30, 1996 and 1997 ...   3
               Statements of Operations -- Comfort Systems USA, Inc.,
                 for the Six Months Ended June 30, 1997, and Pro Forma
                 for the Six Months Ended June 30, 1996 and 1997 ...........   4
               Statements of Cash Flows -- Comfort Systems USA, Inc.,
                 for the Three and Six Months Ended June 30, 1997 ..........   5
               Notes to Financial Statements ...............................   6
     Item 2 -- Management's Discussion and Analysis of Financial
       Condition and Results of Operations .................................   9
Part II -- Other Information
     Item 1 -- Legal Proceedings ...........................................  12
     Item 2 -- Recent Sales of Unregistered Securities .....................  12
     Item 6 -- Exhibits and Reports on Form 8-K ............................  12
     Signature .............................................................  13

                                       (i)

                            COMFORT SYSTEMS USA, INC.
                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  GENERAL INFORMATION

     Comfort Systems USA, Inc. ("Comfort Systems") was founded in December
1996 to become a leading national provider of heating, ventilation and air conditioning ("HVAC") services, focusing primarily on the commercial and industrial markets. On June 27, 1997, Comfort Systems completed the initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock") and simultaneously acquired 12 businesses (the "Acquisitions"): Quality Air Heating and Cooling, Inc. ("Quality"), Atlas Comfort Services USA, Inc., which does business as Atlas Air Conditioning Co. ("Atlas"), Tri-City Mechanical, Inc. ("Tri-City"), S. M. Lawrence Co., Inc.
and Lawrence Service, Inc. (together "Lawrence"), Accurate Air Systems, Inc. ("Accurate"), Freeway Heating and Air Conditioning, Inc. ("Freeway"),
Eastern Heating and Cooling Inc. ("Eastern"), Contract Service Inc., which does business as C.S.I. Heating and Air Conditioning and Bonneville Heating and Cooling ("CSI/Bonneville"), Tech Heating and Air Conditioning, Inc. and Tech Mechanical, Inc. (together "Tech"), Seasonair, Inc. ("Seasonair"), Western Building Services, Inc. ("Western") and Standard Heating and Air Conditioning Co. ("Standard" and together with Quality, Atlas, Tri-City, Lawrence,
Accurate, Freeway, Eastern, CSI/Bonneville, Tech, Seasonair and Western, collectively referred to as the "Founding Companies"). Unless the context otherwise indicated, all references herein to the Company include Comfort Systems and the Founding Companies.

     Comfort Systems acquired the Founding Companies using a combination of cash and Common Stock. Because the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions and the stockholders of Comfort Systems received the greatest number of shares of Common Stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Comfort Systems has been identified as the accounting acquirer. The allocations of purchase prices to the assets acquired and liabilities assumed of the Founding Companies have been recorded based on preliminary estimates of fair value, and may be changed as additional information becomes available. The Acquisitions of the Founding Companies will be accounted for using the purchase method of accounting as of July 2, 1997 (the "Closing Date"). Therefore, the accompanying historical financial statements as of December 31, 1996, and June 30, 1997, and for the three- and six-month periods ended June 30, 1997, of Comfort Systems are presented as the historical financial statements of the registrant.

     Both historical and pro forma operating results for interim periods are not necessarily indicative of full year results. The financial statements in this report should be read in conjunction with the following additional information in the Company's Registration Statement on Form S-1 (no. 333-24021), as amended (the "Registration Statement"), filed with the Securities and Exchange Commission in connection with the Offering:

      o the pro forma combined financial statements of the Company and the related notes

      o the financial statements of Comfort Systems and the Founding Companies and related notes

      o management's discussion and analysis of financial condition and results of operations

                            COMFORT SYSTEMS USA, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       PRO FORMA,
                                        DECEMBER 31,     JUNE 30,       JUNE 30,
                                            1996           1997           1997
                                        ------------    -----------    -----------
                                                        (UNAUDITED)    (UNAUDITED)
               ASSETS
Cash and cash equivalents............      $    1        $      42      $  38,002
Accounts receivable..................      --               --             30,110
     Less -- Allowance...............      --               --                375
                                        ------------    -----------    -----------
          Accounts receivable, net...      --               --             29,735
Other receivables....................      --               --                136
Inventories..........................      --               --              4,990
Prepaid expenses and other...........      --               --                640
Costs in excess of billings..........      --               --              4,418
Prepaid federal income taxes.........      --               --              1,400
Deferred offering costs..............         177            4,936         --
Other................................      --               --                834
                                        ------------    -----------    -----------
          Total current assets.......         178            4,978         80,155
PROPERTY AND EQUIPMENT, net..........      --               --              5,301
GOODWILL.............................      --               --            139,261
OTHER NONCURRENT ASSETS..............      --               --                693
                                        ------------    -----------    -----------
          Total assets...............      $  178        $   4,978      $ 225,410
                                        ============    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term
debt.................................      $--           $  --          $     141
Accounts payable.....................      --               --             13,155
Accrued compensation and benefits....      --               --              3,074
Other accrued expenses...............      --               --              2,493
Accrued offering costs...............         177            4,936         --
Payables to stockholder/affiliate....      --               --                 24
Billings in excess of costs and
earnings.............................      --               --              3,199
Income taxes payable.................      --               --              1,509
Other................................      --               --                559
                                        ------------    -----------    -----------
          Total current
          liabilities................         177            4,936         24,154
Deferred income taxes................      --               --                 17
Long-term debt, net of current
maturities...........................      --               --             18,944
Payable to stockholder/affiliate.....      --               --              1,302
                                        ------------    -----------    -----------
          Total liabilities..........         177            4,936         44,417
                                        ------------    -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
       5,000,000 shares authorized,
       none issued and outstanding...      --               --             --
     Common stock, $.01 par,
       52,969,912 shares authorized,
       121,139, 121,139 and
       20,975,774 shares issued and
       outstanding, respectively.....           1               42            202
     Additional paid-in capital......      --               11,556        180,791
     Retained earnings...............      --              (11,556)        --
                                        ------------    -----------    -----------
          Total stockholders'
          equity.....................           1               42        180,993
                                        ------------    -----------    -----------
          Total liabilities and
          stockholders' equity.......      $  178        $   4,978      $ 225,410
                                        ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            COMFORT SYSTEMS USA, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              FOR THE            FOR THE
                                           THREE MONTHS        THREE MONTHS
                                           ENDED JUNE 30      ENDED JUNE 30
                                           -------------   --------------------
                                            HISTORICAL          PRO FORMA
                                           -------------   --------------------
                                               1997          1996       1997
                                           -------------   ---------  ---------
REVENUES................................      $--          $  43,939  $  47,395
COST OF SERVICES........................       --             31,100     33,595
                                           -------------   ---------  ---------
          Gross profit..................       --             12,839     13,800
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       --              6,755      7,583
GOODWILL AMORTIZATION...................       --                874        874
                                           -------------   ---------  ---------
          Income from operations........       --              5,210      5,343
OTHER INCOME (EXPENSE):
     Interest income....................       --                 72         95
     Interest expense...................       --               (447)      (419)
     Other..............................       --                 58         30
                                           -------------   ---------  ---------
          Other income (expense)........       --               (317)      (294)
                                           -------------   ---------  ---------
INCOME BEFORE INCOME TAXES..............       --              4,893      5,049
PROVISION FOR INCOME TAXES..............       --              2,408      2,289
                                           -------------   ---------  ---------
NET INCOME..............................      $--          $   2,485  $   2,760
                                           =============   =========  =========
NET INCOME PER SHARE....................                   $    0.14  $    0.15
                                                           =========  =========
SHARES USED IN COMPUTING PRO FORMA NET
  INCOME PER SHARE......................                      18,252     18,252
                                                           =========  =========

   The accompanying notes are an integral part of these financial statements.

                            COMFORT SYSTEMS USA, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           FOR THE            FOR THE
                                         SIX MONTHS          SIX MONTHS
                                        ENDED JUNE 30      ENDED JUNE 30
                                        -------------   --------------------
                                         HISTORICAL          PRO FORMA
                                        -------------   --------------------
                                            1997          1996       1997
                                        -------------   ---------  ---------
REVENUES.............................     $ --          $  78,738  $  86,900
COST OF SERVICES.....................       --             56,859     62,395
                                        -------------   ---------  ---------
          Gross profit...............       --             21,879     24,505
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        11,556        13,255     15,397
GOODWILL AMORTIZATION................       --              1,748      1,748
                                        -------------   ---------  ---------
          Income (loss) from
             operations..............       (11,556)        6,876      7,360
OTHER INCOME (EXPENSE):
     Interest income.................       --                172        167
     Interest expense................       --               (814)      (789)
     Other...........................       --                130         92
                                        -------------   ---------  ---------
          Other income (expense).....       --               (512)      (530)
                                        -------------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES....       (11,556)        6,364      6,830
PROVISION FOR INCOME TAXES...........       --              3,191      3,209
                                        -------------   ---------  ---------
NET INCOME (LOSS)....................     $ (11,556)    $   3,173  $   3,621
                                        =============   =========  =========
NET INCOME PER SHARE.................                   $    0.17  $    0.20
                                                        =========  =========
SHARES USED IN COMPUTING PRO FORMA
  NET INCOME PER SHARE...............                      18,252     18,252
                                                        =========  =========

   The accompanying notes are an integral part of these financial statements.

                            COMFORT SYSTEMS USA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              FOR THE           FOR THE
                                            THREE MONTHS       SIX MONTHS
                                           ENDED JUNE 30,    ENDED JUNE 30,
                                                1997              1997
                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...........................      $--               $(11,556)
     Adjustments to reconcile net loss
       to net cash provided by (used in)
       operating activities --
          Compensation expense related
             to issuance of management
             shares.....................       --                 11,556
          Changes in assets and
             liabilities --
               Increase in other
                  assets................        (2,070)           (4,936)
               Increase in other
                  liabilities...........         2,070             4,936
                                           --------------    --------------
                     Net cash provided
                       by operating
                       activities.......       --                --
                                           --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock..................       --                     41
                                           --------------    --------------
                     Net cash provided
                       by financing
                       activities.......       --                     41
                                           --------------    --------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS...........................       --                     41
CASH AND CASH EQUIVALENTS, beginning of
  period................................            42                 1
                                           --------------    --------------
CASH AND CASH EQUIVALENTS, end of
  period................................      $     42          $     42
                                           ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                            COMFORT SYSTEMS USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

     Comfort Systems was formed in December 1996 to become a national provider of HVAC services, focusing primarily on the commercial and industrial markets. On June 27, 1997, Comfort Systems completed an initial public offering of Common Stock. At the same time, Comfort Systems acquired the Founding Companies using cash and Common Stock. The closing of the Acquisitions and the Offering occurred on July 2, 1997.

     For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of Comfort Systems prior to the Acquisitions and the Offering. The Acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of the Founding Companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

     The regulations for unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded.

     The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

     These interim statements should be read in conjunction with the financial statements and related notes included in the Registration Statement.

     The pro forma financial information for the three months and six months ended June 30, 1996, and June 30, 1997, includes the results of Comfort Systems combined with the Founding Companies as if the Acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Acquisitions, (b) the Offering, (c) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the Acquisitions (d) amortization of goodwill resulting from the Acquisitions (e) elimination of the compensation expense related to the non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 because it is non-recurring, (f) pro forma compensation expense of $215,000 and $430,000 for the three months and six months ended June 30, 1997, respectively, related to the ongoing salaries of the management personnel of Comfort Systems who joined the Company prior to the Offering, and (g) interest expense on borrowings of $11.0 million that would have been necessary to fund the S Corporation Distributions if they had occurred at the beginning of each period presented.

     The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Acquisition results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Financial Statements of Comfort Systems and each of the Founding Companies included in the Company's Registration Statement.

                            COMFORT SYSTEMS USA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  CREDIT FACILITY:

     At the same time as the Offering, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due. Subsequent to the Offering, the Company borrowed $17.3 million under the Credit Facility at an interest rate of approximately 6.7 percent to repay existing debt of the Founding Companies.

4.  CAPITAL STOCK:

     On June 27, 1997, Comfort Systems sold 6,100,000 shares of Common Stock to the public at $13.00 per share (the Offering). The net proceeds to Comfort Systems from the Offering (after deducting underwriting commissions and offering expenses) were $69.7 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the Offering, the Company had granted its underwriters an option to sell an additional 915,000 shares at $13.00 per share. On July 9, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

5.  EARNINGS PER SHARE:

     For historical periods through June 30, 1997, Comfort Systems' results of operations compared to its Common Stock result in earnings per share amounts that are not meaningful. As a result, historical earnings per share for these periods have not been presented.

     The computation of pro forma net income per share for the three months and six months ended June 30, 1996 and 1997 is based on 18,252,311 shares of Common Stock outstanding, which is calculated as follows:

Shares issued in consideration for
  Acquisitions of Founding
  Companies..........................     9,720,927
Shares sold pursuant to the
  Offering...........................     6,100,000
Shares held by Notre Capital Ventures
  II, L.L.C..........................     2,969,912
Shares sold to management and
  consultants........................     1,269,935
                                       ------------
     Subtotal........................    20,060,774
Less shares sold in the Offering that
  were not used for the cash portion
  of the Acquisitions................    (1,808,463)
                                       ------------
                                         18,252,311
                                       ============

                            COMFORT SYSTEMS USA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES:

     Prior to the Acquisitions, certain Founding Companies' stockholders were taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the stockholders paid income taxes on their proportionate share of their companies' earnings. Because the stockholders were taxed directly, their Founding Companies paid no federal income tax and only certain state income taxes. Beginning with the Acquisitions, these Founding Companies will pay federal corporate and state corporate income taxes.

     The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition dates.

     The provision for income taxes included in the pro forma statements of operations for the three months and six months ended June 30, 1996 and 1997 is an estimate of the federal and state taxes that would have been applicable to the Company had the Acquisitions occurred at the beginning of each respective period. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because amortization of goodwill related to the Acquisitions is not deductible for tax purposes.

7.  COMMITMENTS AND CONTINGENCIES:

  The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

8.  NEW PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which revises the calculations used in determining earning per share ("EPS"). Consistent with the provisions of SFAS No. 128, the Company will begin using the new EPS calculation effective December 31, 1997, and will restate EPS for all periods presented at that time. EPS amounts for the periods ending June 30, 1996 and 1997 calculated under the new pronouncement and presented at that time will be unchanged from the amounts shown in these financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. For the Company, SFAS No. 130 will be effective for the year beginning January 1, 1998. The Company has not completed its analysis of the impact of this new pronouncement. However, based on a preliminary review, the Company believes the implementation of SFAS No. 130 will not have a significant effect on its current financial reporting.

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  INTRODUCTION

     The following discussion should be read in conjunction with the pro forma financial statements of the Company and related notes as well as the financial statements of Comfort Systems and Founding Companies and related notes, both of which are included in the Company's Registration Statement.

     This discussion contains statements regarding future financial performance and results. The realization of outcomes consistent with these forward-looking statements is subject to numerous risks and uncertainties to the Company including, but not limited to, the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, seasonality and other risk factors discussed in the Registration Statement.

     The pro forma financial information for the three months and six months ended June 30, 1996, and June 30, 1997, includes the results of Comfort Systems combined with the Founding Companies as if the Acquisitions had occurred on January 1, of each respective period. This pro forma combined financial information includes the effects of (a) the Acquisitions, (b) the Offering, (c) certain reductions in salaries and benefits to the former owners of the Founding Companies which they agreed would take effect as of the Acquisitions, (d) amortization of goodwill resulting from the Acquisitions (e) elimination of the compensation expense related to the non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 because it is non-recurring, (f) pro forma compensation expense of $215,000 and $430,000 for the three months and six months ended June 30, 1997, respectively, related to the ongoing salaries of the management personnel of Comfort Systems who joined the Company prior to the Offering, and (g) interest expense on borrowings of $11.0 million that would have been necessary to fund the S Corporation Distributions if they had occurred at the beginning of each period presented.

     The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Acquisitions results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the period presented.

     Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, and the seasonal and cyclical nature of the HVAC industry. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month period or for a full year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997 (PRO FORMA)

                                                         THREE MONTHS                                 SIX MONTHS
                                                        ENDED JUNE 30                               ENDED JUNE 30
                                          ------------------------------------------  ------------------------------------------
                                                  1996                  1997                  1996                  1997
                                          --------------------  --------------------  --------------------  --------------------
Revenues................................  $  43,939      100.0% $  47,395      100.0% $  78,738      100.0% $  86,900      100.0%
Cost of services........................     31,100       70.8     33,595       70.9     56,859       72.2     62,395       71.8
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Gross profit.......................     12,839       29.2     13,800       29.1     21,879       27.8     24,505       28.2
Selling, general and administrative
  expenses..............................      6,755       15.4      7,583       16.0     13,255       16.8     15,397       17.7
Goodwill amortization...................        874        2.0        874        1.8      1,748        2.2      1,748        2.0
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations..................  $   5,210       11.9% $   5,343       11.3% $   6,876        8.7% $   7,360        8.5%
                                          =========  =========  =========  =========  =========  =========  =========  =========

     REVENUES -- Pro forma combined revenues increased $3.5 million, or 7.9%, from $43.9 million for the three months ended June 30, 1996, to $47.4 million for the three months ended June 30, 1997. This resulted primarily from increases in revenues at Tri-City and Lawrence, net of a decline at Quality. Revenues at Tri-City increased $5.5 million primarily due to two design/build installation projects. One of these projects is for a large nationally-known healthcare organization and involves the first major facility on what is expected to be a medical campus covering more than 100 acres. The second project is at a new fabrication facility for a major semiconductor manufacturer. Revenues at Lawrence increased $1.0 million primarily due to a design/build installation project for a nationally known consumer products company. Revenues at Quality declined $1.1 million as Quality's second quarter 1996 results included a large design/build project for an automotive industry client. As discussed further below, while Quality's revenue declined from the second quarter of 1996, year-to-date revenues and profitability increased in 1997 as Quality was able to be more selective on the projects it accepted in 1997.

     Pro forma combined revenues increased $8.2 million, or 10.4% from $78.7 million for the six months ended June 30, 1996, to $86.9 million for the six months ended June 30, 1997. This resulted primarily from increases in revenues at Tri-City, Lawrence and Quality, net of a decline at Accurate. Revenues at Tri-City increased $5.8 million primarily due to the projects discussed above. Revenues at Lawrence increased $2.2 million over the same six month period as a result of the project discussed above, and a design/build installation project at a manufacturing facility in North Carolina which was substantially complete at March 31, 1997. Quality's revenues increased $1.4 million over 1996 due to broad-based growth in its design/build activity and its maintenance, repair and replacement service, net of the decline in second quarter revenues discussed above. These increases were partially offset by a decline of $1.2 million at Accurate due to inclement and unseasonably cool weather in Houston, its primary market, during the first six months of 1997.

     GROSS PROFIT -- Pro forma combined gross profit as a percentage of revenues in the second quarter of 1997 versus 1996 reflects increases at Atlas, Lawrence, Quality and Eastern, net of a decline at Tri-City. The combined effect of these changes resulted in an essentially flat gross margin from 1996 to 1997. Atlas' gross margin increased as a result of its ability to be more selective in accepting projects in design/build installation for multi-unit facilities. Lawrence's gross margin was up as a result of its ability to earn better margins on design/build work from a growing client base. Quality's gross margin improved due to increasing demand for its services in its market and because its gross margin during the first half of 1996 was somewhat lower due to narrower margins on the large automotive industry project it completed in the second quarter of 1996. Eastern's gross margin improved as a result of proportionately more service work in the second quarter of 1997 and because the second quarter of 1996 included some larger jobs with increased amounts of lower margin subcontract activity. These increases were partially offset by a decrease in gross margin at Tri-City where the medical facility project referred to above included a significant amount of revenue related to subcontract work and procured equipment, both of which typically carry lower margins.

     Pro forma combined gross profit as a percentage of revenues for the first six months of 1997 increased to 28.2% from 27.8% in 1996. This resulted primarily from the gains in gross margin discussed above at Atlas, Quality and Lawrence, net of the decline at Tri-City, also discussed above. In addition, Accurate also contributed to the increase in six-month gross margin through the use of less subcontracting.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -- Pro forma combined SG&A expenses increased $0.8 million, or 12.3%, from $6.8 million for the three months ended June 30, 1996, to $7.6 million for the three months ended June 30, 1997 and increased $2.1 million or 16.2% from the six months ended June 30, 1996 to the six months ended June 30, 1997. These increases were due principally to additions to personnel and infrastructure at Quality, Atlas, Tri-City, and Lawrence to support growth in their commercial and industrial design/build activity. Pro forma combined SG&A also included $0.2 million and $0.4 million for the three and six months ended June 30, 1997, respectively, as pro forma adjustments for the ongoing salaries of the management personnel who joined Comfort Systems prior to the Offering. In the second quarter, SG&A as a percentage of sales increased to 16.0% from 15.4% in 1996 primarily due to the pro forma adjustment for Comfort Systems management. For the six months ended June 30, 1997, SG&A as a percentage of sales increased to 17.7% from 16.8% in 1996 due primarily to SG&A additions at Quality and the pro forma adjustment for Comfort Systems management. Quality's increases in revenues and gross margin for the first six months of 1997 compared to 1996 exceeded its SG&A increases. As a result, operating income at Quality increased by more than 22%.

  LIQUIDITY AND CAPITAL RESOURCES -- COMBINED

     During the six months ended June 30, 1997, net cash provided by operating activities was $4.8 million, capital expenditures were $1.1 million and net borrowings of debt amounted to $11.8 million. Additionally, payments for S Corporation Distributions were $20.6 million.

     On June 27, 1997, Comfort Systems sold 6,100,000 shares of Common Stock to the public at $13.00 per share (the Offering). The net proceeds to Comfort Systems from the Offering (after deducting underwriting commissions and offering expenses) were $69.7 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the Offering, the Company had granted its underwriters an option to sell an additional 915,000 shares at $13.00 per share. On July 9, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

     At the same time as the Offering, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due. Subsequent to the Offering, the Company borrowed $17.3 million under the Credit Facility at an interest rate of approximately 6.7 percent to repay existing debt of the Founding Companies.

     The Company intends to pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, working capital, cash flow from operations and borrowings, including use of amounts available under the Credit Facility. The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for equipment.

SEASONALITY AND CYCLICALITY

     The HVAC industry is subject to seasonable variations. Specifically, the demand for new installations and for replacement is generally lower during the winter months due to reduced construction activities during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth quarters.

     Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

                           COMFORT SYSTEMS USA, INC.
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all sales of securities by the Company during the three months ended June 30, 1997, that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     On June 27, 1997, the Company issued 9,557,133 shares of Common Stock to the stockholders of the Founding Companies as part of the consideration for the Acquisitions. The Company also issued a total of 163,794 shares of Common Stock to one of the Founding Companies' profit-sharing plan. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.
                                   By: /s/ J. GORDON BEITTENMILLER
                                           J. GORDON BEITTENMILLER
                                          SENIOR VICE PRESIDNET AND
                                              FINANCIAL OFFICER

Dated:  August 14, 1997