Form 10-Q
period 1997-09-30
COMFORT SYSTEMS USA INC
filed 1997-11-14
CIK 1035983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

 (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __________
                                 TO ____________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 830-9600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of November 13, 1997, was 23,925,978.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                           PAGE
                                           ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC. PRO
          FORMA COMBINED
               Introduction to Pro Forma
               Combined Statements of
               Operations...............     1
               Pro Forma Combined
               Statements of
               Operations...............     2
               Notes to Pro Forma
               Combined Statements of
               Operations...............     3
          COMFORT SYSTEMS USA, INC. AND
          SUBSIDIARIES
               Condensed Consolidated
               Balance Sheets...........     4
               Condensed Consolidated
               Statements of
               Operations...............     5
               Condensed Consolidated
               Statements of Cash
               Flows....................     6
               Notes to Condensed
               Consolidated Financial
               Statements...............     7
     Item 2 -- Management's Discussion
      and Analysis of Financial
      Condition and Results of
      Operations........................    11
     Part II -- Other Information
          Item 1 -- Legal Proceedings...    15
          Item 2 -- Recent Sales of
          Unregistered Securities.......    15
          Item 6 -- Exhibits and Reports
          on Form 8-K...................    15
          Signature.....................    16

                           COMFORT SYSTEMS USA, INC.
                    PART I, ITEM 1 -- FINANCIAL INFORMATION
                              GENERAL INFORMATION

          INTRODUCTION TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") was founded in December 1996 to become a leading national provider of heating, ventilation and air conditioning ("HVAC") services, focusing primarily on the commercial and industrial markets.

     On June 27, 1997, Comfort Systems completed the initial public offering (the "Offering") of its common stock (the "Common Stock") and simultaneously acquired in separate concurrent transactions twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The closing of the acquisitions of the Founding Companies and the Offering occurred on July 2, 1997. For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. The acquisitions of the Founding Companies have been accounted for using the purchase method of accounting.

     Subsequent to June 30, 1997, and through September 30, 1997, the Company acquired ten additional HVAC businesses (collectively with the Founding Companies referred to as the "Acquisitions" or "Acquired Businesses"). Of these additional businesses acquired, seven acquisitions were accounted for as pooling-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The historical financial statements of the Company have been retroactively restated to give effect to the operations of six of the seven Pooled Companies (the "Restated Companies"). The one remaining Pooled Company is not significant to prior historical periods and is included in the consolidated results of the Company beginning on the date of acquisition.

     The accompanying pro forma combined statements of operations of the Company for the nine months ended September 30, 1997 and 1996, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the date of their acquisition.

     The Founding Companies, Pooled Companies and Purchased Companies have been managed prior to their acquisitions as independent private companies. Therefore, selling, general, and administrative expenses for the periods presented reflect compensation and related benefits those owners received from their respective businesses prior to acquisition and exclude the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1996. The pro forma adjustments reflect (a) certain reductions in salaries and benefits to the former owners of the Acquired Businesses which they agreed would take effect as of the Acquisitions ("compensation differential") (b) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management and the acquisition team as though these salaries had been paid prior to the Offering in 1997, and (c) interest expense on borrowings that would have been necessary to fund the S Corporation Distributions if they had occurred at the beginning of each period presented and (d) the reduction of the acquisition related costs incurred in the acquisition of the Pooled Companies. In addition, an incremental tax provision has been recorded as if all applicable entities had been subject to federal and state income taxes.

     Historical and pro forma interim periods results are not necessarily indicative of future results because the Acquisitions were not under common control or management. The results of the Company have historically been subject to seasonal fluctuations. These pro forma combined statements of operations should be read in conjunction with the additional information and the respective financial statements and related notes of Comfort Systems and the Founding Companies included in the Company's Registration Statement on Form S-1 (File No. 333-24021) (the "Registration Statement"), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
REVENUES................................  $  163,182  $  187,306
COST OF SERVICES........................     118,939     135,044
                                          ----------  ----------
          Gross profit..................      44,243      52,262
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................      31,725      34,760
GOODWILL AND OTHER AMORTIZATION.........       2,622       2,631
ACQUISITION RELATED EXPENSES............      --             170
                                          ----------  ----------
          Operating Income..............       9,896      14,701
OTHER INCOME (EXPENSE):
     Interest income....................         275         694
     Interest expense...................        (737)     (1,057)
     Other..............................         136          81
                                          ----------  ----------
          Other income (expense)........        (326)       (282)
                                          ----------  ----------
INCOME BEFORE INCOME TAXES..............       9,570      14,419
PROVISION FOR INCOME TAXES..............         736       2,621
                                          ----------  ----------
NET INCOME..............................  $    8,834  $   11,798
                                          ==========  ==========

PRO FORMA ADJUSTMENTS:
     Income before income taxes.........  $    9,570  $   14,419
     Pro forma compensation
      differential......................       6,269       3,571
     Pro forma interest expense on S
      Corporation borrowings............        (579)       (386)
     Acquisition related expenses.......      --             170
     Less: Pro forma provision for
      income taxes......................       6,867       7,593
                                          ----------  ----------
PRO FORMA NET INCOME....................  $    8,393  $   10,181
                                          ==========  ==========
PRO FORMA NET INCOME PER SHARE..........  $      .41  $      .48
                                          ==========  ==========
SHARES USED IN COMPUTING PRO FORMA NET
  INCOME PER SHARE......................      20,324      21,423
                                          ==========  ==========

    The accompanying notes are an integral part of these pro forma combined statements of operations.

                   COMFORT SYSTEMS USA, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The computation of the pro forma net income per share for the nine months ended September 30, 1996 and 1997, is based on 20,323,538 and 21,422,751 respectively, shares of Common Stock outstanding, which is calculated as follows (in thousands):

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Shares issued in consideration for
  the Acquisitions of the Founding
  Companies..........................      9,721      9,721
Shares sold pursuant to the
Offering.............................      6,100      6,100
Shares held by Notre Capital Ventures
II, L.L.C............................      2,970      2,970
Shares sold to management and
consultants..........................      1,270      1,270
Shares issued in connection with the
  Acquisitions of the Pooled
  Companies..........................      2,071      2,071
Shares issued in connection with the
  underwriter's overallotment........     --            272
Weighted average portion of shares
  issued in connection with the
  acquisition of the Purchased
  Companies..........................     --              4
Weighted average portion of shares
  related to stock options under the
  treasury stock method..............     --            218
                                       ---------  ---------
     Subtotal........................     22,132     22,626
Less:  Shares sold in the Offering
  that were not used for the cash
  portion of the Acquisitions........      1,808      1,203
                                       ---------  ---------
Weighted average shares
outstanding..........................     20,324     21,423
                                       =========  =========

                           COMFORT SYSTEMS USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        DECEMBER 31,    SEPTEMBER 30,
                                            1996            1997
                                        ------------    -------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  1,187        $  37,117
     Accounts receivable.............        9,497           46,602
          Less -- Allowance..........           85              509
                                        ------------    -------------
               Accounts receivable,
                net..................        9,412           46,093
     Other receivables...............          239            1,261
     Inventories.....................          923            5,559
     Prepaid expenses and other......        1,177            1,964
     Costs and estimated earnings in
     excess of billings..............        1,231            7,907
                                        ------------    -------------
               Total current
                assets...............       14,169           99,901
PROPERTY AND EQUIPMENT, net..........        2,181            8,601
GOODWILL, net........................       --              140,781
OTHER NONCURRENT ASSETS..............           42            1,322
                                        ------------    -------------
               Total assets..........     $ 16,392        $ 250,605
                                        ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
     debt............................     $  1,537        $   3,088
     Accounts payable................        3,769           14,896
     Accrued compensation and
     benefits........................          535            3,475
     Other accrued expenses..........          843            4,432
     Payables to
     stockholder/affiliate...........       --                   45
     Billings in excess of costs and
     estimated earnings..............          544            4,538
     Income taxes payable............          224            3,371
     Other...........................       --                  594
                                        ------------    -------------
               Total current
                liabilities..........        7,452           34,439
DEFERRED INCOME TAXES................          348               26
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................        1,126           20,615
PAYABLE TO STOCKHOLDER/AFFILIATE.....          220              184
OTHER LONG-TERM LIABILITIES..........           76               76
                                        ------------    -------------
               Total liabilities.....        9,222           55,340
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none issued and outstanding....       --              --
     Common stock, $.01 par,
      52,969,912 shares authorized,
      2,192,366 and 23,176,674 shares
      issued and outstanding,
      respectively...................           22              232
     Additional paid-in capital......           23          195,012
     Retained earnings...............        7,125               21
                                        ------------    -------------
               Total stockholders'
                equity...............        7,170          195,265
                                        ------------    -------------
               Total liabilities and
                   stockholders'
                   equity............     $ 16,392        $ 250,605
                                        ============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       --------------------  ---------------------
                                         1996       1997       1996        1997
                                       ---------  ---------  ---------  ----------
REVENUES.............................  $  14,306  $  69,640  $  38,978  $  100,406
COST OF SERVICES.....................     10,940     49,669     29,435      72,649
                                       ---------  ---------  ---------  ----------
          Gross profit...............      3,366     19,971      9,543      27,757
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,327     11,987      6,689      28,886
GOODWILL AND OTHER AMORTIZATION......     --            883     --             883
ACQUISITION RELATED EXPENSES.........     --            170     --             170
                                       ---------  ---------  ---------  ----------
          Operating Income (Loss)....      1,039      6,931      2,854      (2,182)
OTHER INCOME (EXPENSE):
     Interest income.................         15        494         33         527
     Interest expense................        (46)      (511)      (148)       (654)
     Other...........................     --              9          5         (11)
                                       ---------  ---------  ---------  ----------
          Other income (expense).....        (31)        (8)      (110)       (138)
                                       ---------  ---------  ---------  ----------
INCOME (LOSS) BEFORE INCOME TAXES....      1,008      6,923      2,744      (2,320)
PROVISION FOR INCOME TAXES...........        377      3,055      1,195       4,004
                                       ---------  ---------  ---------  ----------
NET INCOME (LOSS)....................  $     631  $   3,868  $   1,549  $   (6,324)
                                       =========  =========  =========  ==========
NET INCOME (LOSS) PER SHARE..........  $     .10  $     .16  $     .25  $    (0.51)
                                       =========  =========  =========  ==========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE...................      6,190     23,611      6,190      12,356
                                       =========  =========  =========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                          ---------------------
                                            1996        1997
                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................  $   1,549  $   (6,324)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities --
     Depreciation and amortization......        440       1,928
     Compensation expense related to
      issuance of management shares.....     --          11,556
     Deferred tax expense (benefit).....        115        (339)
     Loss (gain) on sale of property and
      equipment.........................         (5)          4
     Current taxes on acquired S
      corporations......................        695         610
     Changes in operating assets and
      liabilities --
          (Increase) decrease in --
               Accounts receivable,
               net......................     (1,877)     (7,747)
               Cost and estimated
               earnings in excess of
               billings on uncompleted
               contracts................         68      (2,258)
               Inventories..............        182         354
               Prepaid expenses and
               other current assets.....       (451)      2,467
               Other noncurrent
               assets...................         12        (587)
          Increase (decrease) in --
               Accounts payable and
               accrued liabilities......        730         568
               Billings in excess of
               costs and estimated
               earnings on uncompleted
               contracts................       (298)        795
     Other, net.........................          3         142
                                          ---------  ----------
          Net cash provided by operating
           activities...................      1,163       1,169
                                          ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
      equipment.........................     (1,120)     (1,621)
     Proceeds from sales of property and
      equipment.........................         24         167
     Cash consideration paid for
      Founding Companies net of cash
      acquired..........................     --         (42,295)
     Cash paid for business
      acquisitions, net of cash
      acquired..........................     --            (755)
                                          ---------  ----------
          Net cash used in investing
           activities...................     (1,096)    (44,504)
                                          ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of treasury
      stock.............................         65      --
     Payments on purchases of treasury
      stock.............................        (18)     --
     Payments of long-term debt.........     (2,064)    (18,543)
     Borrowings of long-term debt.......      2,403      18,957
     S Corporation dividends paid by
      certain Pooled Companies..........       (119)     (1,024)
     Proceeds from issuance of common
      stock, net of offering costs......     --          79,875
                                          ---------  ----------
          Net cash provided by financing
           activities...................        267      79,265
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        334      35,930
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................      1,199       1,187
                                          ---------  ----------
     CASH AND CASH EQUIVALENTS AT END OF
      PERIOD............................  $   1,533  $   37,117
                                          =========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid for:
          Interest......................  $     101  $      765
          Income taxes..................  $       7  $       40

   The accompanying notes are an integral part of these financial statements.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

     Comfort Systems was formed in December 1996 to become a national provider of HVAC services, focusing primarily on the commercial and industrial markets. On June 27, 1997, Comfort Systems sold 6,100,000 shares of Common Stock to the public at $13.00 per share. The net proceeds to the Company from the Offering (after deduction underwriting commissions and Offering expenses) were $69.7 million. At the same time, Comfort Systems acquired the Founding Companies using cash from the Offering of $45.3 million and 9,720,927 shares of Common Stock. The closing of the acquisitions of the Founding Companies and the Offering occurred on July 2, 1997.

     Subsequent to the initial public offering and through September 30, 1997, Comfort Systems has acquired ten additional companies engaged in providing HVAC services. These acquisitions include seven Pooled Companies and three Purchased Companies.

     For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements represent those of Comfort Systems prior to the Acquisitions and the Offering. The acquisitions of the Founding Companies and the Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available. The historical financial statements of the Company have been retroactively restated to reflect the operations of Restated Companies. One of the Pooled Companies is not significant to the presentation of historical periods and is included in the consolidated results of the Company beginning on the date of acquisition.

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

     These interim statements should be read in conjunction with the pro forma and historical financial statements and related notes included in the Registration Statement.

     The results of operations for interim periods are not necessarily indicative of the results for the fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Financial Statements of Comfort Systems and each of the Founding Companies included in the Company's Registration Statement.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS:

  POOLINGS

     Since the Offering and prior to September 30, 1997, Comfort Systems acquired the seven Pooled Companies under the pooling-of-interests method in exchange for 2,071,227 shares of Common Stock. The results of operations of six of the Pooled Companies, the Restated Companies are included in all periods herein, while the results of operations of the other Pooled Company is included from the effective acquisition date. The combined revenue and income before income taxes of the six Restated Companies for the period prior to their acquisition by the Company was as follows (in thousands):

                                           NINE MONTHS ENDED     THREE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  --------------------
                                            1996       1997       1996       1997
                                          ---------  ---------  ---------  ---------
Revenues................................  $  38,978  $  46,626  $  14,306  $  15,770
Income before taxes.....................      2,744      3,734      1,008      1,369

  PURCHASES

     Since the IPO and prior to September 30, 1997, the Company completed three acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $1.0 million in cash and 129,673 shares of Common Stock. The accompanying balance sheet as of September 30, 1997 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in $2.1 million of goodwill that is being amortized over 40 years. The pro forma effect of these acquisitions on the Company's results of operations for the year ended December 31, 1996 and the nine months ended September 30, 1997 is not material.

  ADDITIONAL ACQUISITIONS

     Subsequent to September 30, 1997 and through October 17, 1997 the Company completed seven additional acquisitions (the "Additional Acquisitions") for approximately $6.7 million in cash, 315,386 shares of Common Stock and $3.1 million in subordinated convertible notes. Revenues from the businesses acquired in the Additional Acquisitions have approximately $34 million of combined annualized revenues. All of these acquisitions will be accounted for as purchase transactions and the other acquisition will be accounted for as a pooling-of-interests transaction.

4.  LONG TERM OBLIGATIONS:

     As of September 22, 1997, the Company entered into an amended and restated credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The
Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of September 30, 1997, the Company had borrowed $18.9 million under the Credit Facility at an interest rate of approximately 6.7%. As of November 12, 1997, $16.3 million was outstanding under this facility.

     Subsequent to September 30, 1997 and through October 17, 1997, the Company issued $3.1 million in convertible subordinated notes (the "Notes") to former owners of certain of the Additional Acquisitions as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 6.0 percent and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $21.96 per share. The Notes are redeemable for cash or the Company's Common Stock at any time after one year of issuance. The terms of the Notes require $0.3 million of principal payments in 1999 and $2.8 million of principal payments in 2000.

5.  EARNINGS PER SHARE:

     For historical periods through September 30, 1997, Comfort Systems' historical results of operations compared to its Common Stock result in earnings per share amounts that are not meaningful.

     The computation of net income per share for the three months and nine months ended September 30, 1996 and 1997 is based on 6,189,935, and 23,610,512 and 6,189,935 and 12,355,863, respectively, shares of Common Stock outstanding, which is calculated as follows (in thousands):

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          --------------------  --------------------
                                            1996       1997       1996       1997
                                          ---------  ---------  ---------  ---------
Shares issued in consideration for
  Acquisitions of Founding Companies....     --          9,721     --          3,431
Shares sold pursuant to the Offering....     --          6,100     --          2,120
Shares held by Notre Capital Ventures
  II, L.L.C.............................      2,849      2,970      2,849      2,970
Shares sold to management and
  consultants...........................      1,270      1,270      1,270      1,270
Shares issued in connection with the
  Acquisitions of Pooled Companies......      2,071      2,071      2,071      2,071
Shares issued in connection with the
  underwriter's Overallotment...........     --            814     --            272
Weighted average portion of shares
  issued in connection with the
  acquisition of the Purchased
  Companies.............................     --             13     --              4
Weighted average portion of shares
  related to stock options under the
  treasury stock method.................     --            652     --            218
                                          ---------  ---------  ---------  ---------
Weighted average shares outstanding.....      6,190     23,611      6,190     12,356
                                          =========  =========  =========  =========

     Fully diluted net income per share is not materially different from primary earnings per share for all periods presented.

6.  INCOME TAXES:

     Prior to the Acquisitions, certain Acquired Companies' stockholders were taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the stockholders paid income taxes on their proportionate share of their companies' earnings. Because the stockholders were taxed directly, their Acquired Companies paid no federal income tax and only certain state income taxes. Beginning with the Acquisitions, these Acquired Companies will pay federal corporate and state corporate income taxes.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company intends to file a consolidated federal income tax return that includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Acquired Companies will each file a "short period" federal income tax return through their respective acquisition dates.

7.  COMMITMENTS AND CONTINGENCIES:

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

8.  NEW PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which revises the calculations used in determining earning per share ("EPS"). The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited nine months ended September 30,1996 and 1997 will be $.25 and $(.52), respectively, and that basic EPS for the unaudited pro forma nine months ended September 30, 1996 and 1997 will be $.41 and $.48, respectively. The Company anticipates that the amounts reported for diluted EPS for the unaudited nine months ended September 30, 1996 and 1997 will be $.25 and $(.51), respectively, and that diluted EPS for the unaudited pro forma nine months ended September 30, 1996 and 1997 will be $.41 and $.48, respectively.

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

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  INTRODUCTION

     The following discussion should be read in conjunction with the pro forma combined statements of operations of the Company and related notes as well as the financial statements of Comfort Systems and related notes thereto, both of which are included in Item 1 of this report and the financial statements of Comfort Systems and the Founding Companies and related notes, both of which are included in the Company's Registration Statement.

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

     Comfort Systems USA, Inc. was founded in December 1996 to become a leading national provider of heating, ventilation and air condition ("HVAC") services, focusing primarily on the commercial and industrial markets.

     On June 27, 1997, Comfort Systems completed the initial public offering of its common stock and simultaneously acquired in separate concurrent transactions twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The closing of the acquisitions of the Founding Companies and the offering occurred on July 2, 1997. Subsequent to June 30, 1997, and through September 30, 1997, the Company acquired ten additional HVAC businesses (collectively with the Founding Companies referred to as the "Acquisitions" or "Acquired Business"). Of these additional acquired businesses, seven acquisitions were accounted for as poolings-of-interests and are referred herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases referred to herein as the "Purchased Companies." The historical financial statements of the Company have been retroactively restated to give effect to the operations of six of the seven Pooled Companies (the "Restated Companies"). The one remaining Pooled Company is not significant to prior historical periods and is included in the consolidated results of the Company beginning on the date of acquisition.

     The accompanying pro forma combined statements of operations of the Company for the nine months ended September 30, 1997 and 1996, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the date of their acquisition.

     The Founding Companies, Pooled Companies and Purchased Companies have been managed prior to their acquisitions as independent private companies. Therefore, selling, general, and administrative expenses for the periods presented reflect compensation and related benefits those owners received from their respective businesses prior to acquisition and exclude the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1996. The pro forma adjustments reflect (a) certain reductions in salaries and benefits to the former owners of the Acquired Companies which they agreed would take effect as of the Acquisitions ("compensation differential") (b) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management and the acquisition team as though these salaries had been paid prior to the Offering in 1997, and (c) interest expense on borrowings that would have been necessary to fund the S Corporation Distributions if they had occurred at the beginning of each period presented and (d) the reduction of the acquisition related costs incurred in the acquisition of the Pooled Companies. In addition, an incremental tax provision has been recorded as if all applicable entities had been subject to federal and state income taxes.

     Historical and pro forma interim periods results are not necessarily indicative of future results because the Acquisitions were not under common control or management. The results of the Company have historically been subject to seasonal fluctuations. These pro forma combined statements of operations should be read in conjunction with the additional information and the respective financial statements and related notes of Comfort Systems and the Founding Companies included in the Company's Registration Statement on Form S-1 (File No. 333-24021) (the "Registration Statement"), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

     The timing and magnitude of acquisitions, assimilation costs, and the seasonal nature of the HVAC industry may also materially affect quarterly results. Accordingly, the operating results for any three-month or nine-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month period or for a full year.

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                      THREE MONTHS                                NINE MONTHS
                                                   ENDED SEPTEMBER 30                          ENDED SEPTEMBER 30
                                       ------------------------------------------  ------------------------------------------
                                               1996                  1997                  1996                  1997
                                       --------------------  --------------------  --------------------  --------------------
Revenues.............................    $59,772      100.0% $  69,640      100.0% $ 163,182      100.0% $ 187,306      100.0%
Cost of Services.....................     43,585       72.9     49,669       71.3    118,939       72.9    135,044       72.1
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit.........................     16,187       27.1     19,971       28.7     44,243       27.1     52,262       27.9
Selling, general and administrative
  expenses...........................      8,625       14.4     11,402       16.4     25,456       15.6     31,189       16.7
Goodwill amortization................        874        1.5        883        1.3      2,622        1.6      2,631        1.4
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income.....................      6,688       11.2      7,686       11.0     16,165        9.9     18,442        9.8
Other income (expense)                      (314)     (0.5)         (8)    --           (905)     (0.5)       (668)       0.4
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before taxes..................      6,374       10.7      7,678       11.0     15,260        9.4     17,744        9.4
Provision for income taxes...........      2,983     --          3,440     --          6,867     --          7,593     --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Pro forma net income.................  $   3,391        5.7% $   4,238        6.1% $   8,393        5.1% $  10,181        5.4%
                                       =========  =========  =========  =========  =========  =========  =========  =========

     REVENUES -- Pro forma combined revenues increased 17% and 15% to $69.6 million and $187.3 million for the three months and nine months ended September 30, 1997. Approximately two-thirds of the quarter and nine-month increase came from the existing Founding Companies. These increases are primarily attributable to significant design/build projects at a medical center and semiconductor fabrication facility, respectively, in our Phoenix operations, broad growth in commercial and industrial design/build activity in our Tennessee operations, and increasing demand in Texas and the Northeast for the Company's specialized multi-unit installation services. Revenue for the Restated Companies increased by approximately one-fourth for the three and nine month periods ended September 30, 1997 compared to the same period of the prior year with the majority of this change related to the Company's increased demand for commercial design/build capabilities in the Memphis market, and increased demand for the Company's service capabilities in the Cincinnati market.

     GROSS PROFIT -- Pro forma combined gross profit increased 23% and 18% for the three and nine-month periods ended September 30, 1997 primarily due to increased revenue volume. Pro forma combined gross profit as a percentage of sales increased primarily due to growing demand for the Company's services, in the Grand Rapids and Memphis markets, and in multi unit installation markets in Texas and the Northeast, and the Company's related ability in each of these markets to be more selective in accepting new projects.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -- Pro forma combined SG&A expenses, excluding goodwill amortization, increased $2.8 million and $5.7 million for the three months and nine months ended September 30, 1997 compared to the same periods of the prior year. The establishment of the corporate management group and acquisition team accounted for $0.8 million and $1.2 million of the increase for the three and nine month periods respectively. The remaining increases in SG&A were due principally to additions of personnel and infrastructure to support growth in their revenues.

RESULTS OF OPERATIONS -- HISTORICAL (UNAUDITED)

                                                      THREE MONTHS                                 NINE MONTHS
                                                   ENDED SEPTEMBER 30                          ENDED SEPTEMBER 30
                                       ------------------------------------------  -------------------------------------------
                                               1996                  1997                  1996                  1997
                                       --------------------  --------------------  --------------------  ---------------------
Revenues.............................  $  14,306      100.0% $  69,640      100.0% $  38,978      100.0% $  100,406      100.0%
Cost of Services.....................     10,940       76.5     49,669       71.3     29,435       75.5      72,649       72.4
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
     Gross Profit....................      3,366       23.5     19,971       28.7      9,543       24.5      27,757       27.6
Selling, general and administrative
  expenses...........................      2,327       16.3     11,987       17.2      6,689       17.2      28,886       28.8
Goodwill amortization................     --         --            883        1.3     --         --             883        0.9
Acquisition related expense..........     --         --            170        0.2     --         --             170        0.1
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Operating income (loss)..............      1,039        7.2      6,931       10.0      2,854        7.3      (2,182)      (2.2)
Other income (expense)...............        (31)      (0.2)        (8)    --           (110)       0.3        (138)      (0.1)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Income (loss) before taxes...........      1,008        7.0      6,923       10.0      2,744        7.0      (2,320)      (2.3)
Provision for income taxes...........        377     --          3,055     --          1,195     --           4,004     --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Net income (loss)....................  $     631        4.4% $   3,868        5.6% $   1,549        4.0% $   (6,324)     (6.3)%
                                       =========  =========  =========  =========  =========  =========  ==========  =========

     REVENUE -- Revenues increased from $14.3 million and $39.0 million for the three and nine months ended September 30, 1996 to $69.6 million and $100.4 million for the three and nine months ended September 30, 1997 primarily due to the acquisition of the Founding Companies.

     GROSS PROFIT -- Gross profit increased from $3.4 million and $9.5 million for the three and nine months ended September 30, 1996 to $20.0 million and $27.8 million for the three and nine months ended September 30, 1997 primarily due to the acquisition of the Founding Companies. Gross profit as a percent of revenues increased from 23.5% for the three months ended September 30, 1996 to 28.7% for the three months ended September 30, 1997, primarily related to the acquisition of the Founding Companies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -- SG&A increased from $2.3 million or 16.3% of revenues for the three months ended September 30, 1996 to $12.0 million or 17.2% of revenues. The $9.7 million increase in SG&A is primarily related to the acquisition of the Founding Companies, and to a somewhat lesser extent, the addition of the management and acquisition teams at corporate. SG&A increased from $6.7 million or 17.2% of revenues for the nine months ended September 30, 1996 to $28.9 million or 28.8% of revenues. The $22.2 million increase in SG&A is primarily related to the acquisition of the Founding Companies, the $11.6 million of non-recurring non-cash compensation expense recorded in the first quarter of 1997 and $0.9 million related to the addition of the management and acquisition teams at corporate.

LIQUIDITY AND CAPITAL RESOURCES -- COMBINED

     During the nine months ended September 30, 1997, net cash provided by operating activities was $1.2 million, capital expenditures were $1.6 million and net borrowings of debt amounted to $0.4 million. Additionally, payments for S Corporation Distributions to former owners of the Pooled Companies were $1.0 million.

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

     As of September 22, 1997, the Company entered into an amended and restated credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The
Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due. As of September 30, 1997, $18.9 million was outstanding under the Credit Facility at an average interest rate of approximately 6.7%. As of November 12, 1997, $16.3 million remains outstanding on the Credit Facility.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended September 30, 1997, as consideration to various shareholders of acquired companies, the Company issued a total of 2,057,823 shares of Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act") in a series of acquisition transactions in the amounts and on the following dates indicated: August
29 -- 928,962 shares; September 4 -- 184,956 shares; September 10 -- 179,745 shares; September 25 -- 405,314 shares; and September 30 -- an aggregate of 358,846 shares. These shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1 Agreement Regarding Sale of Stock between Fred M. Ferreira and the Registrant dated October 31, 1997. (Filed herewith.)

10.2 Agreement Regarding Sale of Stock between Steve S. Harter and the Registrant dated October 31, 1997. (Filed herewith.)

10.3 Agreement Regarding Sale of Stock between J. Gordon Beittenmiller and the Registrant dated October 31, 1997. (Filed herewith.)

10.4 Agreement Regarding Sale of Stock between Thomas J. Beaty and the Registrant dated October 31, 1997. (Filed herewith.)

10.5 Agreement Regarding Sale of Stock between Brian S. Atlas and the Registrant dated October 31, 1997. (Filed herewith.)

10.6 Agreement Regarding Sale of Stock between John C. Phillips and the Registrant dated October 31, 1997. (Filed herewith.)

10.7        Agreement Regarding Sale of Stock between Alfred J. Giardenelli, Jr.
            and the Registrant dated October 31, 1997. (Filed herewith.)

10.8 Agreement Regarding Sale of Stock between Robert J. Powers and the Registrant dated October 31, 1997. (Filed herewith.)

10.9 Agreement Regarding Sale of Stock between Samuel M. Lawrence and the Registrant dated October 31, 1997. (Filed herewith.)

10.10 Agreement Regarding Sale of Stock between Michael Nothum, Jr. and the Registrant dated October 31, 1997. (Filed herewith.)

10.11 Agreement Regarding Sale of Stock between Bob R. Cook and the Registrant dated October 31, 1997. (Filed herewith.)

10.12 Agreement Regarding Sale of Stock between Charles W. Klapperich and the Registrant dated October 31, 1997. (Filed herewith.)

10.13 Agreement Regarding Sale of Stock between Reagan S. Busbee and the Registrant dated October 31, 1997. (Filed herewith.)

10.14 Agreement Regarding Sales of Stock between William George and the Registrant dated October 31, 1997. (Filed herewith.)

27.1        Financial Data Schedule. (Filed herewith)

     (b)  Reports on Form 8-K
        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.

                                          By: /s/ J. GORDON BEITTENMILLER
                                                  J. Gordon Beittenmiller
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

Dated:  November 14, 1997