Form 10-K405
period 1997-12-31
COMFORT SYSTEMS USA INC
filed 1998-03-30
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        Commission file number: 1-13011

                           COMFORT SYSTEMS USA, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                      76-0526487
            (State or other jurisdiction         (I.R.S. Employer
          of incorporation or organization)     Identification No.)

                                 THREE RIVERWAY
                                   SUITE 200
                              HOUSTON, TEXAS 77056
                                 (713) 830-9600
         (Address and telephone number of Principal Executive offices)

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS             WHICH REGISTERED
                 -------------------             ----------------
            Common Stock, $.01 par value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 24, 1998, the aggregate market value of the 20,881,235 shares of the registrant's common stock held by non-affiliates of the registrant was $430,675,472, based on the $20.625 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

   As of March 24, 1998, 28,808,084 shares of the registrant's common stock were issued and outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1997.

                           FORWARD-LOOKING STATEMENTS

   This report contains forward-looking statements regarding the business and industry of Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Which May Affect Future Results."

                                     PART I
ITEM 1.  BUSINESS

   Comfort Systems is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, hotels, manufacturing plants and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 94% of the Company's pro forma combined 1997 revenues were derived from commercial and industrial customers.

   On June 27, 1997, Comfort Systems completed the initial public offering (the "Offering") of its common stock (the "Common Stock") and simultaneously acquired in separate concurrent transactions twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had operations in ten states and pro forma combined revenues in 1996 of $167.5 million. Subsequent to June 30, 1997, and through December 31, 1997, the Company acquired 27 HVAC and related businesses. These companies added approximately $190 million of annualized revenues to Comfort Systems and added operating locations in an additional 10 states, (which includes Puerto Rico). These acquisitions included six "tuck-in" operations which were combined with existing Comfort Systems locations in 1997. In addition, during the first two months of 1998, the Company acquired five HVAC businesses with aggregate 1997 annual revenues of approximately $109 million.

INDUSTRY OVERVIEW

   Based on available industry data, the Company believes that the HVAC industry is highly fragmented with over 40,000 companies, most of which are small, owner-operated businesses with limited access to capital for modernization and expansion. The HVAC industry as a whole is estimated to generate annual revenues in excess of $75 billion, over $35 billion of which is in the commercial and industrial markets. HVAC systems have become a necessity in virtually all commercial and industrial buildings as well as homes. Because most commercial buildings are sealed, HVAC systems provide the primary method of addressing air quality concerns and injecting fresh air. Older industrial facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. In many instances, the replacement of an aging system with a modern, energy-efficient system will significantly reduce a building's operating costs while also improving air quality and the effectiveness of the HVAC system. These factors are causing facility owners to examine replacement of older systems.

   Growth in the HVAC industry is being positively affected by a number of factors, particularly (i) the aging of the installed base, (ii) the increasing efficiency, sophistication and complexity of HVAC systems, (iii) growing attention to indoor air quality resulting in the consideration of higher indoor air quality standards, and (iv) the increasing restrictions on the use of refrigerants commonly used in older HVAC systems. These factors are expected to increase demand for the reconfiguration or replacement of existing HVAC systems. The Company believes that these factors also mitigate the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

   The HVAC industry is subject to seasonal variations. Specifically, the demand for new installations and for replacement is generally lower during the winter months due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth calendar quarters.

   Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

   The Company believes that the majority of business owners in the HVAC industry have limited access to capital for expansion of their businesses and that relatively few have attractive liquidity options. In addition, the increasing complexity of HVAC systems has led to a need for better trained technicians to install, monitor and service these systems. The cost of recruiting, training and retaining a sufficient number of qualified technicians makes it more difficult for smaller HVAC companies to expand their businesses. The Company believes that significant opportunities exist for a well-capitalized, national company to excel in the HVAC industry.

   The HVAC industry can be broadly divided into the installation segment and the maintenance, repair and replacement segment.

   INSTALLATION SEGMENT. The installation segment consists of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or their representative and the HVAC firm. Firms which specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms utilize a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where an architect or a consulting engineer designs the HVAC systems and the installation project is "put out for bid." The Company believes that "plan and spec" projects usually take longer to complete than "design and build" projects because the preparation of the system design by a third party and resulting bid process often take months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and any changes must be approved by several parties, thereby increasing overall project time and cost. Approximately 55% of the Company's pro forma combined 1997 revenues related to installation services and the majority of the revenues from installation projects were performed on a "design and build" basis.

   MAINTENANCE, REPAIR AND REPLACEMENT SEGMENT. This segment includes the maintenance, repair, replacement, reconfiguration and monitoring of previously installed HVAC systems and controls. The aging of the installed base of HVAC systems and the increasing demand for more efficient, sophisticated and complex systems and controls have fueled growth in this segment. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, increasing restrictions are being placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction. Approximately 45% of the Company's pro forma combined 1997 revenues related to maintenance, repair and replacement services.

STRATEGY

   The Company has implemented an aggressive operating strategy that emphasizes continued internal growth and expansion through acquisitions.

   OPERATING STRATEGY. The key elements of the Company's operating strategy are:

      FOCUS ON COMMERCIAL AND INDUSTRIAL MARKETS. The Company focuses principally on the commercial and industrial markets with particular emphasis on the "design and build" installation segment and the maintenance, repair and replacement segments. The Company believes that the commercial and industrial HVAC markets are attractive because of their growth opportunities, diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects.

      OPERATE ON A DECENTRALIZED BASIS. The Company manages its subsidiaries on a decentralized basis, with local management maintaining responsibility for day-to-day operations, profitability and growth. While it maintains strong operating and financial controls, the Company believes that its decentralized operating structure allows local management of each Company to capitalize on their knowledge of local and regional markets and on customer relationships possessed by each acquired company.

      ACHIEVE OPERATING EFFICIENCIES. The Company believes there are opportunities to achieve operating efficiencies and cost savings through purchasing economies and the adoption of "best practices" operating programs. The Company seeks to use its growing purchasing power to gain volume discounts on products and services such as HVAC components, raw materials, service vehicles, advertising, bonding, insurance and benefits. Moreover, the Company reviews operations and training programs at the local and regional operating levels in order to identify those "best practices" that can be successfully implemented throughout its operations.

      ATTRACT AND RETAIN QUALITY EMPLOYEES. The Company attracts and retains quality employees by providing them (i) an enhanced career path from working for a larger public company, (ii) additional training, education and apprenticeships to allow talented employees to advance to higher-paying positions, (iii) the opportunity to realize a more stable income and (iv) attractive benefits packages.

   INTERNAL GROWTH. A key component of the Company's strategy is to continue the internal growth at the Company's subsidiaries. The key elements of the Company's internal growth strategy are:

      CAPITALIZE ON SPECIALIZED TECHNICAL AND MARKETING STRENGTHS. The Company believes it will be able to continue to expand the services it offers in its markets by leveraging the specialized technical and marketing strengths of individual acquired companies. The Company also believes its growing geographical coverage will enable it to serve existing customers' needs in new regions that may have been beyond the service area of the Company's operations that originated the existing customer relationship. In addition, a number of acquired companies currently focus primarily on installation and, therefore, have only limited maintenance, repair and replacement operations. The Company believes there are significant opportunities for these acquired companies to provide maintenance, repair and replacement services, particularly by offering these services to customers for whom those companies have already designed and built systems. Several of the acquired companies have specific expertise in HVAC control and monitoring systems, process cooling, replacement and other service strengths. This expertise has been and will be increasingly shared within the Company's family of HVAC businesses.

      ESTABLISH REGIONAL AND NATIONAL MARKET COVERAGE. The Company believes that significant demand exists from large regional and national companies to utilize the services of a single HVAC service company capable of providing comprehensive commercial and industrial services on a regional or national basis. Many of the acquired companies already provide local or regional coverage to companies with nationwide locations, such as commercial real estate developers and managers, retailers and manufacturers. The Company believes it can expand these existing relationships as it develops a nationwide network to provide these customers with a single source for all of their HVAC needs to promote consistent service, improve control and reduce cost.

   ACQUISITIONS. Based on available industry data, the Company believes the HVAC industry is highly fragmented, with small, owner-operated businesses with limited capital resources, which outnumber larger enterprises. The key elements of the Company's acquisition strategy are:

      ENTER NEW GEOGRAPHIC MARKETS. In new markets, Comfort Systems targets one or more leading local or regional companies providing HVAC services. The acquisition target has the customer base, technical skills and infrastructure necessary to be a core business into which other HVAC and/or complimentary service operations can be consolidated or "tucked-in." The Company chooses businesses that are located in attractive markets, are financially stable, are experienced in the industry and have management willing to participate in the future growth of the Company.

      EXPAND WITHIN EXISTING MARKETS. Once the Company has entered a market, it seeks to acquire other well-established HVAC businesses to expand its market penetration and range of services offered. The Company also pursues "tuck-in" acquisitions of smaller companies, whose operations can be integrated into an existing operation to leverage the existing infrastructure of the previously acquired company.

      ACQUIRE COMPLIMENTARY BUSINESSES. The Company acquires companies providing complimentary services to the same customer base, such as commercial and industrial control systems, process piping, plumbing and electrical services. This enables the Company to offer, on a comprehensive basis and from a single provider, HVAC, mechanical and electrical services in certain markets.

ACQUISITION PROGRAM

   The Company is regarded by acquisition candidates as an attractive acquirer because of; (i) the Company's strategy to become a national, comprehensive and professionally managed HVAC service provider focused on commercial and industrial markets; (ii) the Company's decentralized operating strategy; (iii) the Company's increased visibility and access to financial resources as a public company; (iv) the potential for increased profitability due to certain centralized administrative functions, enhanced systems capabilities and access to increased marketing resources; and (v) the potential for the owners of the businesses being acquired to participate in the Company's planned internal growth and growth through acquisitions, while realizing liquidity.

   As consideration for acquisitions, the Company will use various combinations of its Common Stock, cash and notes. The consideration for each future acquisition will vary on a case-by-case basis. The major factors in establishing the purchase price for each acquisition include historical operating results, future prospects of the acquiree and the ability of a business to complement the services offered by the Company.

OPERATIONS SERVICES PROVIDED

   The Company provides a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and, to a lesser extent, residential properties. Daily operations are managed on a local basis by the management team at each acquired company. In addition to senior management, acquired companies' personnel generally include design engineers, sales personnel, customer service personnel, installation service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. The Company manages the acquired companies on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. The Company is in the process of centralizing certain administrative functions to enable the management of each acquired company to focus on pursuing new business opportunities and improving operating efficiencies. Administrative functions which the Company is centralizing include company-wide training and safety programs, certain accounting functions, risk management programs, cash management programs, purchasing programs and employee benefits.

   INSTALLATION SEGMENT. The Company's installation business comprised approximately 55% of the Company's 1997 pro forma combined revenues. This segment consists of the design, engineering, integration, installation and start-up of HVAC and related systems. The commercial and industrial installation services performed by the Company consist primarily of "design and build" systems for office buildings, retail centers, apartment complexes, hotels, manufacturing plants and government facilities. In a "design and build" project, the customer typically has an overall design for the facility prepared by an architect or a consulting engineer who then enlists the Company's engineering personnel to prepare a specific design for the HVAC system. The Company determines the needed capacity, energy efficiency and type of controls that best suit the proposed facility. The Company's engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. Materials and equipment for a typical commercial or industrial project include ductwork, compressors, blowers, chillers, cooling towers, air handling equipment and the associated pumps and piping necessary to complete the system. The Company utilizes CAD/CAM systems in the design and engineering phases of the project to calculate the material and labor costs of the project. The drawings are prepared in a format appropriate for submission to local building inspectors. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system.

   Once an agreement has been reached, the Company orders the necessary materials and equipment for delivery to meet the project schedule. In most instances, the Company fabricates in its own facilities, the ductwork and piping and assembles certain components for the system based on the mechanical drawing specifications, thereby eliminating the need to subcontract ductwork or piping fabrication. The Company's CAD/CAM systems are capable of automatically cutting ductboard, sheet metal and piping, thereby reducing the amount of labor necessary to produce the ductwork and piping for the system. Project specific components are then fabricated at the Company's facilities in sections small enough to be transported to the job site. This practice enables the Company to limit the amount of fieldwork required for installation, reduce the labor associated with the installation process and, therefore, meet the shorter time requirements increasingly demanded by commercial and industrial customers. The Company installs the system at the project site, working closely with the general contractor. Most commercial and industrial installation projects last from two weeks to one year and generate revenues from $25,000 to $2,000,000 per project. These projects are generally billed periodically as costs are incurred and, in most cases, with a 10% retainage held back until completion and successful start-up of the HVAC system.

   The Company also performs selected "plan and spec" installation services when a bidder prequalification process has been used by the customer to limit the number of potential bidders for an attractive project. The Company may bid on more of these projects when "design and build" projects are in lower demand and when additional on-the-job training is needed for apprentice or less-experienced technicians.

   The Company also installs process cooling systems, control and monitoring systems and industrial process piping. Process cooling systems are utilized primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. These systems use direct digital technology integrated with computer terminals. HVAC control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can be programmed to integrate energy management, security, fire, card key access, lighting and overall facility monitoring. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system will communicate an exception when the HVAC system is operating outside pre-established parameters. Diagnosis of potential problems can be performed from the computer terminal which often can remotely adjust the control system. Industrial process piping is utilized in manufacturing facilities to convey required raw material, support utilities and finished products.

   MAINTENANCE, REPAIR AND REPLACEMENT SEGMENT. The Company's maintenance, repair and replacement segment comprised approximately 45% of the Company's 1997 pro forma combined revenues, and includes the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of the Company's maintenance, repair and replacement segment revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often utilizes consultative expertise similar to that provided in the "design and build" installation market. The Company believes that the reconfiguration of an existing system results in a more cost-effective, energy-efficient system that better meets the specific needs of the building owner. The reconfiguration also enables the Company to utilize its design and engineering personnel as well as its sheet metal and pre-fabrication facilities.

   Maintenance and repair services are provided either in response to service calls or pursuant to a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs.

   Commercial and industrial service agreements usually have terms of one to three years, with automatic annual renewals, and typically provide fees from $3,000 to $20,000 per year. The Company also provides remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

SOURCES OF SUPPLY

   The raw materials and components used by the Company include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of HVAC systems are compressors and chillers that are manufactured primarily by York Heating and Air Conditioning Corporation ("York"), Carrier Corporation and Trane Air Conditioning Company. The major suppliers of control systems are Honeywell Inc., Johnson Controls Inc., York and Andover Control Corporation. The Company does not have any significant contracts for the supply of raw materials or components.

SALES AND MARKETING

   The Company has a diverse customer base, with no single customer accounting for more than 6% of the Company's historical consolidated 1997 revenues or 4% of pro forma combined 1997 revenues. Management and a dedicated sales force at the acquired companies have been responsible for developing and maintaining successful long-term relationships with key customers. Customers of the acquired companies generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. The Company intends to continue its emphasis on developing and maintaining long-term relationships with its customers by providing superior, high-quality service in a professional manner. Moreover, the dedicated sales force will receive additional technical and sales training to enhance the comprehensive selling skills necessary to serve the HVAC needs of their customers.

   The Company also intends to capitalize on cross-marketing and business development opportunities that management believes are available to the Company as a national provider of comprehensive commercial and industrial HVAC and related services. Management believes that it will be able to leverage the diverse technical and marketing strengths of individual acquired companies to expand the services offered in other local markets. Eventually, the Company intends to offer comprehensive services from many of its regional locations.

EMPLOYEES

   As of December 31, 1997, the Company had 3,119 employees, including 198 management personnel, 2,430 engineers and service and installation technicians, 130 sales personnel and 361 administrative personnel. As it executes its internal growth and acquisition strategies, the Company expects the number of employees to increase. Certain of the Company's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 370 employees. The Company has not experienced any strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good.

RECRUITING, TRAINING AND SAFETY

   The Company's continued future success will depend, in part, on its ability to continue to attract, retain and motivate qualified service technicians, field supervisors and project managers. The Company believes that its success in retaining qualified employees will be based on the quality of its recruiting, training, compensation, employee benefits programs and opportunities for advancement. The Company recruits at local technical schools and community colleges where students focus on learning basic HVAC and related skills. Additionally, Comfort Systems provides on-the-job training, apprenticeship programs, attractive benefit packages, steady employment and opportunities for advancement.

   The Company intends to establish "best practices" safety programs throughout its operations to ensure that all technicians comply with safety standards established by the Company and federal, state and local laws and regulations. The Company's employment screening process seeks to determine that prospective employees have the requisite skills, sufficient background references and acceptable driving records, if applicable. Additionally, the Company intends to implement a "best practices" safety program throughout its operations, which will provide employees with incentives to improve safety performance and decrease workplace accidents. The Company intends to implement job site safety meetings which will provide additional guidance in safety related matters such as proper lifting techniques and eye safety in an effort to reduce the number of preventable accidents.

RISK MANAGEMENT, INSURANCE AND LITIGATION

   The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company has obtained and intends to maintain liability insurance for bodily injury and third party property damage which it considers sufficient to insure against these risks, subject to self-insured amounts.

   The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

   The Company's subsidiaries typically warrant labor for the first year after installation on new air conditioning and heating systems and pass to the customer warranties on equipment purchased from manufacturers. The Company's subsidiaries generally warrant labor for 30 days after servicing of existing air conditioning and heating systems. The Company does not expect warranty claims to have a material adverse effect on its financial position or results of operations.

COMPETITION

   The HVAC industry is highly competitive. The Company believes that purchasing decisions in the commercial and industrial markets are based on (i) long-term customer relationships, (ii) quality, timeliness and reliability of services provided, (iii) competitive price, (iv) range of services provided and (v) scale of operation. The Company believes its strategy of becoming a leading national provider of comprehensive HVAC installation services as well as maintenance, repair and replacement of HVAC systems directly addresses these factors. Specifically, the Company's strategy to focus on the highly consultative "design and build" installation segment and the maintenance, repair and replacement segment, as well as its strategy to operate on a decentralized basis, should promote the development and strengthening of long-term customer relationships. In addition, the Company's focus on attracting, training and retaining quality employees by utilizing professionally managed recruiting, training and benefits programs should allow it to offer high quality, comprehensive HVAC services at a competitive price.

   Most of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are, however, a few public companies focused on providing HVAC services in some of the same service lines provided by the Company. In addition, there are other private companies attempting to consolidate HVAC companies on a regional or national basis. In the future, competition may be encountered from new entrants, such as public utilities and HVAC manufacturers. Certain of the Company's competitors and potential competitors may have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

   The Company's operations are subject to various federal, state and local laws and regulations, including; (i) licensing requirements applicable to service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements and (iv) regulations relating to worker safety and protection of the environment. The Company believes it has all required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. Failure of the Company to comply with applicable regulations could result in substantial fines or revocation of the Company's operating licenses.

   Many state and local regulations governing the HVAC services trades require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of the Company's service technicians who work in the state or county that issued the permit or license. The Company intends to implement a policy to ensure that, where possible, any such permits or licenses that may be material to the Company's operations in a particular geographic region are held by at least two Company employees within that region.

   The Company's operations are subject to the federal Clean Air Act, as amended (the "Clean Air Act"), which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons ("CFCs") and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased the Company's training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. As a result, the number of conversions of existing HVAC systems which utilize CFCs to systems using alternative refrigerants is expected to increase.

   The Company is not aware of any material environmental liabilities associated with its properties.

EXECUTIVE OFFICERS

   The Company has five executive officers.

   Fred M. Ferreira, age 54, has served as Chairman of the Board, Chief Executive Officer and President of Comfort Systems since January 1997. Mr. Ferreira was responsible for introducing the consolidation opportunity in the commercial and industrial HVAC industry to Notre Capital Ventures II, L.L.C. ("Notre") and was primarily responsible for the organization of Comfort Systems, the acquisition of the Founding Companies and the Offering. From 1995 through 1996, Mr. Ferreira was a private investor. He served as Chief Operating Officer and a director of Allwaste, Inc., a publicly-traded environmental services company ("Allwaste"), from 1994 to 1995, and was President of Allwaste Environmental Services, Inc., the largest division of Allwaste, from 1991 to 1994. From 1989 to 1990, Mr. Ferreira served as President of Allied Waste Industries, Inc., an environmental services company. Prior to that time, Mr. Ferreira served as Vice President - Southern District and in various other positions with Waste Management, Inc., an environmental services company.

   Michael Nothum, Jr., age 43, is a director of the Company and was acting Chief Operating Officer until January 1998 when he became Chief Operating Officer. He has been employed by Tri-City Mechanical, Inc., one of the Founding Companies, since 1979, serving as President since 1992. Mr. Nothum currently serves on the Education and Training Committee of Associated Builders and Contractors and on the Legislative Committee of the Air Conditioning Contractors Association.

   J. Gordon Beittenmiller, age 39, has served as Senior Vice President, Chief Financial Officer and a director of Comfort Systems since February 1997. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc. ("Keystone"), a publicly-traded manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President - Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

   Reagan S. Busbee, age 34, has served as Senior Vice President of Comfort Systems since January 1997. From 1992 through 1996, Mr. Busbee served as Vice President of Chas. P. Young Co., a financial printer and a wholly-owned subsidiary of Consolidated Graphics Inc., a publicly-traded consolidator of the printing industry. From August 1986 to May 1992, he held various positions and was a certified public accountant with Arthur Andersen LLP.

   William George, III, age 33, has served as Vice President, General Counsel and Secretary of Comfort Systems since March 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded consolidator of the healthcare transportation industry. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a law firm.

ITEM 2.  PROPERTIES

   Each of the Company's subsidiaries leases the real property and buildings from which it operates. The Company's facilities consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms the Company believes to be commercially reasonable. Certain of these facilities are leased from related parties. In order to maximize available capital, the Company generally intends to continue to lease the majority of its properties. The Company believes that its facilities are adequate for its current needs.

   The company leases its executives and administrative offices in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as traded at the New York Stock Exchange. The Common Stock is traded under the symbol FIX.

                                                    HIGH         LOW
                                                    ----         ---
   June 27-30, 1997.............................   $ 16.125    $ 13.00
   Third Quarter, 1997..........................   $ 21.5625   $ 15.50
   Fourth Quarter, 1997.........................   $ 20.0625   $ 15.00

   As of March 24, 1998, there were approximately 278 stockholders of record of the Company's Common Stock, and the last reported sale price on that date was $20.625 per share.

   The Company has never declared or paid a dividend on its Common Stock. The Company expects to retain all future earnings in order to finance its acquisition program and, consequently, does not intend to declare any dividend on the Common Stock for the foreseeable future. In addition, the Company's revolving credit agreement restricts the ability of the Company to pay dividends without the lender's consent. No market exists for the Company's Restricted Voting Common Stock, which converts to Common Stock upon transfer.

SALE OF UNREGISTERED SECURITIES

   On January 6, 1997, Comfort Systems issued and sold shares of Common Stock to the following parties in the amounts and for the consideration indicated. These sales were exempt from registration under Section 4(2) of the Securities Act ("Section 4(2)"), no public offering being involved: Notre - 23,516.623 shares for a consideration of $28,699.12; Fred M. Ferreira - 3957.7359 shares for a consideration of $4,794.35; J. Gordon Beittenmiller - 825.5 shares for a consideration of $1,000.00; Reagan S. Busbee - 825.5 shares for a consideration of $1,000.00; S. Craig Lemmon - 825.5 shares for consideration of $1,000.00; Milburn E. Honeycutt - 412.75 shares for a consideration of $500.00; Brian J. Vensel - 412.75 shares for a consideration of $500.00; Emmett E. Moore - 412.75 shares for a consideration of $500.00; John W. Bouloubasis - 412.75 shares for a consideration of $500.00; Stephen R. Baur - 330.2 shares for a consideration of $400.00; Shellie LePori - 206.375 shares for a consideration of $250.00; Constance Drew - 288.925 shares for a consideration of $350.00; John Mercadante, Jr. - 82.55 shares for consideration of $100.00; Larry Martin - 82.55 shares for consideration of $100.00; Norton Family Trust - 61.9125 shares for a consideration of $75.00; Larry E. Jacobs - 61.9125 shares for consideration of $75.00; Richard T. Howell - 41.275 shares for a consideration of $50.00; Rod Crosby - 41.275 shares for a consideration of $50.00; Jennifer Summerford -
24.765 shares for a consideration of $30.00; Infoscope Partners, Inc. - 8.255 shares for a consideration of $10.00; Melinda Malik - 4.1275 shares for a consideration of $5.00; and Steven T. Zellers - 16.51 shares for a consideration of $20.00.

   On February 25, 1997, Comfort Systems issued and sold shares of Common Stock to the following parties in the amounts and for the consideration indicated. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved: William George III - 619.125 shares for a consideration of $750.00; J. Gordon Beittenmiller - 132.08 shares for a consideration of $160.00; Reagan S. Busbee - 132.02 shares for a consideration of $160.00; S. Craig Lemmon - 132.08 shares for a consideration of $160.00; Milburn E. Honeycutt - 66.04 shares for a consideration of $80.00; and Brian J. Vensel - 66.04 shares for a consideration of $80.00.

   Effective March 20, 1997, Comfort Systems effected a 121.1387 to 1 stock split on outstanding shares of Common Stock as of March 19, 1997.

   Effective March 20, 1997, Comfort Systems issued and sold 2,742,912 shares of Restricted Voting Common Stock to Notre in exchange for 2,742,912 share of Common Stock. This sale was exempt from registration under Section 3(a)(9) of the Securities Act, no public offering being involved.

   On July 2, 1997, the Company issued 9,720,927 shares of its Common Stock in connection with the Mergers of the Founding Companies (each as defined in the Company's Registration Statement on Form S-1 dated July 2, 1997). Each of these transactions was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2), no public offering being involved.

   Excluding the issuance on July 2, 1997, described above, during the third quarter of 1997, the Company issued 2,057,823 unregistered shares of its Common Stock in connection with acquisitions of HVAC businesses, none of which was individually material. Of such shares, 583,878 were subsequently registered pursuant to the Company's Registration Statement filed with the Securities Exchange Commission on October 16, 1997. Each of these transactions was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2), no public offering being involved.

   In the fourth quarter of 1997, the Company issued 2,708,289 unregistered shares of its Common Stock in connection with the acquisition of HVAC businesses, none of which was individually material. Each of these transactions was complete without registration under the Securities Act in reliance on the exemption provided by Section 4(2), no public offering being involved.

ITEM 6.  SELECTED FINANCIAL DATA

   Comfort Systems acquired the twelve Founding Companies in connection with the Offering on June 27, 1997. During the remainder of 1997, the Company completed 27 acquisitions, 14 of which were accounted for as pooling-of-interests (the "Pooled Companies") and 13 of which were accounted for as purchases (the "Purchased Companies"). The following selected historical financial data has been derived from the audited financial statements of the Company for each of the three years ended December 31, 1995, 1996, and 1997, and retroactively reflects the Pooled Companies as appropriate. The remaining selected historical financial data of the Company has been derived from unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements of the Company, and in the opinion of the Company, reflect all adjustments necessary for a fair presentation of that historical information. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects eight of the Pooled Companies (the "Restated Companies") for all periods presented. Certain of the Pooled Companies are considered immaterial poolings based upon the relative significance of their individual operations and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the historical financial statements and related notes.

                                                            YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                              1993       1994        1995         1996       1997
                                           ---------   ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenues ............................   $  52,195   $  67,254   $  65,167   $  96,296   $ 237,709
   Operating income ....................         822       1,638       1,717       5,076       4,531
   Net income (loss) ...................         685       1,203       1,293       3,590      (2,830)

BALANCE SHEET DATA:
   Working capital .....................   $   3,645   $   3,904   $   7,048   $   9,515   $  57,275
   Total assets ........................      14,918      18,164      24,874      31,479     287,780
   Total debt, including current portion       2,406       2,001       3,502       3,929      21,211
   Stockholders' equity ................       3,550       4,305       7,707      11,357     212,668

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

   The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto. This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with the difficulty of integrating newly acquired companies while maintaining their financial performance, seasonal or cyclical variation in demand for the Company's products and services, the ability to obtain acquisition financing, increasing competition for acquisition targets as new companies enter the market for HVAC consolidation, labor availability, and the continued issuance of new shares and the resulting overhang of saleable stock and other risks detailed in the Company's continuing reports filed with the Securities and Exchange Commission.

   Comfort Systems was founded in December 1996 to become a leading national provider of HVAC services, focusing primarily on commercial and industrial markets.

   On June 27, 1997, Comfort Systems completed the Offering of its Common Stock and simultaneously acquired the twelve Founding Companies, which are engaged in providing HVAC services. The closing of the acquisitions of the Founding Companies and the Offering occurred on July 2, 1997. Subsequent to June 30, 1997, and through December 31, 1997, the Company acquired 27 additional HVAC businesses. Of these additional acquisitions, fourteen acquisitions were accounted for as poolings-of-interests and are referred to herein as the Pooled Companies, and the remaining thirteen acquisitions were accounted for as purchases and are referred to herein as the Purchased Companies. The historical financial statements of the Company have been retroactively restated to give effect to the operations of the Restated Companies. Certain of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented based upon the relative significance of their individual operations as discussed in Item 6.

   Pro forma and historical results are not necessarily indicative of future results of the Company because, among other things, the acquired companies were not under common control or management prior to their acquisition. The results of the Company have historically been subject to seasonal fluctuations. These pro forma combined and historical statements of operations should be read in conjunction with the consolidated financial statements and related notes of Comfort Systems, filed herewith, and the additional information and the respective financial statements and related notes of Comfort Systems and the Founding Companies included in the Company's Registration Statement on Form S-1 (File No. 333-24021) (the "Registration Statement"), as amended, filed with the Securities and Exchange Commission in connection with the Offering.

   The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

PRO FORMA

   The following pro forma information is presented supplementally to reflect the pro forma results of operations as if the acquisition of the Founding Companies occurred on January 1 of the respective years, as presented in the Registration Statement. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the years ended December 31, 1997 and 1996, respectively, include the combined operations of the Restated

Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the dates of their acquisition. Certain of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented.

   The Founding Companies, Pooled Companies and Purchased Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general, and administrative expenses for the periods presented in the consolidated financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company. The following pro forma combined results of operations have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Restated Companies occurred January 1, 1996 and 1997. The pro forma adjustments reflect: (a) certain reductions in salaries and benefits to the former owners ("the Compensation Differential") of the Founding and Purchased Companies which they agreed would take effect as of the date of the acquisitions, (b) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the Offering, (c) interest expense on borrowings of $11.0 million that would have been necessary to fund the S Corporation Distributions if they had occurred at the beginning of each period presented, (d) the elimination of the $11.6 million non-recurring non-cash compensation charge referred to above, and (e) the reduction of the acquisition-related costs incurred in the acquisition of the Pooled Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

RESULTS OF OPERATIONS - PRO FORMA COMBINED (UNAUDITED)

                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                            (IN THOUSANDS)
                                                       1996                  1997
                                               ------------------     ------------------
Revenues ...................................   $ 263,863    100.0%    $ 324,609    100.0%
Cost of services ...........................     191,879     72.7       234,336     72.2
                                               ---------    -----     ---------    -----
Gross profit ...............................      71,984     27.3        90,273     27.8
Selling, general and administrative expenses      41,745     15.8        55,966     17.2
Goodwill amortization ......................       3,495      1.4         3,593      1.1
                                               ---------    -----     ---------    -----
Operating income ...........................      26,744     10.1        30,714      9.5
Other income (expense) .....................        (863)    (0.3)         (461)    (0.2)
                                               ---------    -----     ---------    -----
Income before taxes ........................      25,881      9.8        30,253      9.3
Provision for income taxes .................      11,077     --          12,721     --
                                               ---------    -----     ---------    -----
Pro forma net income .......................   $  14,804      5.6%    $  17,532      5.4%
                                               =========    =====     =========    =====

1997 COMPARED TO 1996

   PRO FORMA REVENUES - Pro forma combined revenues increased 23% to $324.6 million for the year ended December 31, 1997. Revenues of $16.7 million for the Purchased Companies acquired in 1997 are included in 1997. No results for these companies are included in 1996. Excluding these amounts, revenues increased 16.7% from 1996 to 1997. This increase was primarily attributable to significant "design and build" projects in the Company's Phoenix operations for a new medical center and a semiconductor fabrication facility, broad growth in commercial and industrial "design and build" activities in Tennessee operations, increased general demand for the Company's services in the Grand Rapids, Michigan market, greater demand for specialized multi-unit installation services in Texas and the Northeast, and increased demand for the Company's commercial service capabilities in the Cincinnati market.

   PRO FORMA GROSS PROFIT - Pro forma combined gross profit increased 25.4% to $90.3 million for the year ended December 31,1997, primarily due to increased revenue volume. Gross profit from certain Purchased Companies, which are not reported in 1996 results, accounted for 4.4% of the pro forma gross profit in the current year. Pro forma combined gross profit as a percentage of revenues increased from 27.3% to 27.8% in 1997. This increase in gross profit margin was primarily attributable to an overall improvement from the Companies' operations in Mobile, Alabama, associated with its specialized "design and build" HVAC installation capabilities, and the somewhat higher gross margins resulting from the installation and service of HVAC controls-based energy management systems at two locations. These increases in gross profit margin were slightly offset by certain lower margin "design and build" installation projects, which were accepted as a strategic enhancement to the Company's portfolio of "design and build" projects.

   PRO FORMA SELLING, GENERAL AND ADMINISTRATION EXPENSES (SG&A) - Pro forma combined SG&A expenses, excluding goodwill amortization and non-recurring acquisition related costs, increased $14.2 million or 34.1% to $56.0 million for the year ended December 31,1997, compared to the prior year. Approximately $2.5 million of this increase is attributable to the Purchased Companies, which are not included in 1996 results. The Company's establishment as a public company in 1997 resulted in $2.2 million of corporate office and management expenses in 1997, whereas no such corporate expenses are reflected in 1996 as the Company was not yet public. The remaining increases in SG&A were due principally to additions of personnel and infrastructure to support growth in revenues.

   PRO FORMA OTHER INCOME (EXPENSE) - Pro forma net other expense decreased due to the increase in interest income of $0.7 million resulting from the investment of temporary excess cash following the Company's Offering of Common Stock in June 1997.

HISTORICAL

   The following historical consolidated financial information represents the operations of the Restated Companies for all periods presented and the Founding Companies and Purchased Companies from their respective date of acquisitions. Certain of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented. The following historical financial information for 1997 includes the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997, non-recurring acquisition-related costs and reflects normal recurring corporate costs of Comfort Systems subsequent to the initial public offering. This compensation charge is not deductible for federal and state income taxes. This historical consolidated information has been derived from the audited Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS - HISTORICAL

                                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                                              (IN THOUSANDS)
                                              1995                 1996                    1997
                                      -----------------    ------------------     ------------------
Revenues ..........................   $  65,167   100.0%   $  96,296    100.0%    $ 237,709    100.0%
Cost of services ..................      48,743    74.8       72,123     74.9       171,941     72.3
                                      ---------   -----    ---------    -----     ---------    -----
Gross profit ......................      16,424    25.2       24,173     25.1        65,768     27.7
Selling, general and administrative
  expenses ........................      14,707    22.6       19,097     19.8        59,386     25.0
Goodwill amortization .............        --      --           --       --           1,851      0.8
                                      ---------   -----    ---------    -----     ---------    -----
Operating income ..................       1,717     2.6        5,076      5.3         4,531      1.9
Other income (expense) ............          79     0.1          (69)    (0.1)           69      0.0
                                      ---------   -----    ---------    -----     ---------    -----
Income before taxes ...............       1,796     2.7        5,007      5.2         4,600      1.9
Provision for income taxes ........         503    --          1,417     --           7,430     --
                                      ---------   -----    ---------    -----     ---------    -----
Net income (loss) .................   $   1,293     2.0%   $   3,590      3.7%    $  (2,830)    (1.2)%
                                      =========   =====    =========    =====     =========    =====

1997 COMPARED TO 1996

   REVENUES - Revenues increased $141.4 million, or 146.9%, over 1996, to $237.7 million for the year ended December 31, 1997. The acquisition of the Founding Companies as of July 2, 1997, and the acquisition of the Purchased Companies in the second half of 1997, accounted for 88.2% of the increase in revenues over the prior year. The remaining increase in revenues over the prior year is primarily attributable to increased demand for the Company's commercial service capabilities in the Cincinnati market.

   GROSS PROFIT - Gross profit increased $41.6 million, or 172.1%, over 1996, to $65.8 million for the year ended December 31, 1997. The acquisition of the Founding Companies and Purchased Companies accounted for 81.5% of the increase over the prior year. Gross profit as a percentage of revenues increased as a result of the Founding Companies' positive impact on the overall gross profit percentage in the second half of 1997 and an overall improvement from the Pooled Companies compared to the prior year. The Company's operations in Mobile, Alabama contributed the largest increase as a percentage of revenues among the Pooled Companies due to higher margins associated with its specialized "design and build" HVAC installation capabilities.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A, excluding goodwill amortization, increased $40.3 million, or 211.0%, over 1996, to $59.4 million for 1997. Approximately one half of this increase is related to the acquisition of the Founding and Purchased Companies. Historical SG&A for 1997 includes the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company. The Company's establishment as a public company in 1997 resulted in $2.8 million of corporate office and management expenses in 1997 whereas no such corporate expenses are reflected in 1996 as the Company was not yet public. Of this amount, approximately $0.6 million was non-recurring acquisition costs related to the Pooled Companies. The remaining increase related to increases in personnel and infrastructure to support growth at certain of the Pooled Companies, and does not reflect the reduction in management compensation and benefits as a result of the mergers of these Pooled Companies with Comfort Systems.

   OTHER INCOME (EXPENSE) - Net other income increased to $0.1 million for the year ended December 31, 1997 due primarily to the increase in interest income of $0.7 million resulting from the investment of temporary excess cash following the Company's Offering of Common Stock in June.

1996 COMPARED TO 1995

   REVENUES - Revenues increased $31.1 million, or 47.8%, to $96.3 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. Certain Pooled Companies representing $12.3 million, or 39.5%, of the increase in revenue over 1995 are not included in 1995 results. The remaining increase in revenues over 1995 is primarily attributable to increased demand for the Company's commercial service capabilities in the Memphis market and commercial installation service capabilities in the Alabama market.

   GROSS PROFIT - Gross Profit increased $7.7 million, or 47.2%, to $24.2 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. Certain Pooled Companies representing $4.1 million, or 52.7%, of the increase over 1995 are not included in 1995 results. The remaining increase in gross profit was partially a result of increased demand for the Company's commercial service capabilities while maintaining gross profit margins in the Memphis market area and an improvement in gross profit margins in the Cincinnati operations.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A, excluding goodwill amortization, increased $4.4 million, or 29.8%, to $19.1 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. Certain Pooled Companies representing $2.3 million, or 52.6%, of the increase over 1995 are not included in the 1995 results. The majority of the remaining increase is due to an addition of personnel in the Cincinnati market area to capitalize on revenue growth opportunities. SG&A for the Pooled Companies in 1995 and 1996 reflects the compensation and related benefits those owners received from their respective businesses prior to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

   For the year ended December 31, 1997, net cash used in operating activities was $1.7 million due to a decrease in accounts payable of $3.8 million and an increase in accounts receivables of $10.9 million. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of the consolidated cash management system to receive cash discounts for early payments. Cash provided from operations for 1996 and 1995 was $3.3 million and $1.0 million, respectively, primarily as a result of net income for the periods.

   Cash used in investing activities was $57.5 million for the year ended 1997, primarily in connection with the acquisition of the Founding
Companies and Purchased Companies for $54.1 million, net of cash acquired. Cash flows used in investing activities for 1996 and 1995 were $1.8 million and $0.7 million, respectively, primarily for additions to equipment.

   Cash provided by financing activities for the year ended December 31, 1997 was $67.7 million and was primarily attributable to the $79.9 million from the Offering which was partially offset by a net reduction in debt of $10.7 million in the second half of 1997. Net cash used in financing activities in 1996 was $0.8 million from a net reduction in outstanding debt. Net cash provided by financing activities in 1995 was $1.1 million due to the net increase in outstanding debt of $1.3 million.

   On June 27, 1997, Comfort Systems completed the offering of 6,100,000 shares of Common Stock to the public at $13.00 per share. The net proceeds to Comfort Systems from the Offering (after deducting underwriting commissions and offering expenses) were $68.8 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies.

   In connection with the Offering, the Company granted its underwriters an option to sell an additional 915,000 shares at $13.00 per share. On July 9, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

   Subsequent to December 31, 1997, and through February 25, 1998, the Company completed acquisitions of five companies for approximately $15.1 million in cash, 2,002,894 shares of Common Stock and approximately $1.3 million in Convertible Subordinated Notes. The Company has filed a Current Report on Form 8-K related to one of these acquisitions. These acquisitions will be accounted for as purchase transactions.

   In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time, all amounts outstanding under the facility are due. As of December 31, 1997, $15.3 million was outstanding under the Credit Facility at an average interest rate of approximately 6.7% per annum for the second half of 1997. As of March 24, 1998, $43.8 million was outstanding under the Credit Facility. The Company is currently in discussion with existing and potential lenders to significantly increase the Credit Facility and extend its maturity to three years from the date of increase. The Company believes that all other terms and conditions of the Credit Facility will remain substantially unchanged if the Credit Facility is increased.

   The Company intends to pursue additional acquisition opportunities. The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for equipment. Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company will secure such financing if and when it is needed, or that such financing will be available on terms that the Company deems acceptable.

YEAR 2000

   The Company is currently assessing the impact of "Year 2000" related issues on its operational and financial computer systems. The Company has not yet determined the operational impact, if any, which may result in the future. Therefore, the Company is unable to determine the potential impact, if any, on its results of operations or financial condition.

SEASONALITY AND CYCLICALITY

   The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth calendar quarters.

   Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

   The Company's future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating acquired businesses, difficulties in implementing its acquisition strategy, seasonal and cyclical fluctuations in the demand for HVAC systems and the availability of acquisition financing. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

   The Company's success depends in part on its ability to integrate the businesses that it acquires. The acquired businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The pro forma combined historical financial results of the acquired businesses primarily cover periods when such businesses were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results.

      The Company has grown and intends to continue to grow significantly through the acquisition of additional HVAC and complementary businesses, but in the future it could face difficulties in implementing its acquisition strategy. The Company faces increasing competition for acquisition candidates, a fact that may limit the number of acquisition opportunities and may lead to higher acquisition prices. The HVAC industry is currently undergoing rapid consolidation on both a national and a regional level by the Company and by other companies that have acquisition objectives that are similar to the Company's objectives. Additionally, HVAC equipment manufacturers and certain public utilities are beginning to enter the maintenance, repair and replacement segment of the HVAC industry. These companies generally are better capitalized, have greater name recognition and may be able to provide these services at a lower cost.

   Acquisitions also involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention and failure to retain key personnel of the acquired business. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to their acquisition. Any of these risks, or a combination of them, could have a material adverse effect on the Company's business, financial condition and results of operations.

   The timing, size and success of the Company's acquisition efforts depend in large part on the availability of financing. The Company intends to continue to finance future acquisitions by using shares of its Common Stock for a substantial portion of the consideration to be paid. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, to maintain its acquisition program. One factor that may affect the Common Stock's market price in the future, and thus its usefulness as acquisition currency, is the dilutive effect of the continued issuance of shares in connection with acquisitions. The availability of such shares in the market when they become eligible for sale could affect the Company's stock valuation (i.e., upon the expiration of contractual restrictions or of specified holding periods for unregistered shares). If the Company fails to maintain its stock valuation, and if the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing.

   Key elements of the Company's strategy are to both maintain and improve the profitability of the acquired businesses and to continue to expand the revenues of acquired businesses. The Company's level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will turn on factors outside the Company's control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or a regional economy will negatively affect overall demand for the Company's services.

   The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems by the Company requires an adequate supply of skilled HVAC technicians. In addition, the Company depends on the senior management of the businesses it acquires to remain committed to the success of the business after its acquisition and through a transition period. Accordingly, the Company's ability to increase its productivity and profitability are also affected by its ability to employ, train and retain the skilled technicians necessary to meet the Company's service requirements, and to retain senior management in acquired businesses.

   HVAC systems are also subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company's failure to comply, or the costs of compliance, with such laws and regulations could adversely affect the Company's future results.

   Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the HVAC industry, the increasing supply of tradable stock, changes in analysts' earnings estimates, and recommendations by analysts or other events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1997 & 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

   This pro forma combined financial statement should be read in conjunction with the audited historical Consolidated Financial Statements of Comfort Systems USA, Inc. included elsewhere in this report.

                                                        YEAR
                                                   ENDED DECEMBER 31,
                                                ----------------------
                                                     (IN THOUSANDS)
                                                   1996         1997
                                                ---------    ---------
Revenues ....................................   $ 263,863    $ 324,609
Cost of services ............................     191,879      234,336
                                                ---------    ---------
Gross profit ................................      71,984       90,273

Selling, general and administrative expenses       41,745       55,966
Goodwill amortization .......................       3,495        3,593
                                                ---------    ---------
Operating income ............................      26,744       30,714

Other income (expense) ......................        (863)        (461)
                                                ---------    ---------
Income before taxes .........................      25,881       30,253
Provision for income taxes ..................      11,077       12,721
                                                ---------    ---------
Pro forma net income ........................   $  14,804    $  17,532
                                                =========    =========
Pro forma net income per share ..............   $    0.65    $    0.72
Shares used in computing pro forma net income
  per share .................................      22,760       24,502

   The unaudited pro forma financial information for the years ended December 31, 1997 and 1996, includes the results of Comfort Systems and the Founding Companies from January 1, 1996, the Purchased Companies from date of their respective acquisitions and the retroactive restatement to January 1, 1996 of 13 of the 14 Pooled Companies. This pro forma combined financial information includes the effects of (a) the Offering, (b) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Founding Companies and Pooled Companies which they agreed would take effect as of the acquisition date, (c) amortization of goodwill resulting from the acquisitions of Purchased and Founding Companies, (d) elimination of the compensation expense related to the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, (e) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the Offering, and (f) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of the period. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state income taxes. Diluted earnings per share and basic earnings per share are the same for all periods presented above.

   This pro forma financial information may not be comparable to and may not be indicative of the Company's future results of operations because these acquired companies were not under common control or management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc., and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                             -------------------
                                                              1996        1997
                                                             --------   --------
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................   $  6,141   $ 14,533
   Accounts receivable ...................................     16,899     73,826
      Less -- Allowance ..................................        227      1,034
                                                             --------   --------
         Accounts receivable, net ........................     16,672     72,792
   Other receivables .....................................        278        884
   Inventories ...........................................      1,090      6,214
   Prepaid expenses and other ............................      1,743      4,428
   Costs and estimated earnings in excess of billings ....      1,476     12,050
                                                             --------   --------
         Total current assets ............................     27,400    110,901

PROPERTY AND EQUIPMENT, net ..............................      3,363     12,046
GOODWILL, net ............................................       --      163,126
OTHER NONCURRENT ASSETS ..................................        716      1,707
                                                             --------   --------
         Total assets ....................................   $ 31,479   $287,780
                                                             ========   ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ..................   $  1,770   $    869
   Accounts payable ......................................      6,074     22,805
   Accrued compensation and benefits .....................      2,604      5,622
   Payable to stockholders/affiliates ....................        500         16
   Billings in excess of costs and estimated earnings ....      3,760     10,100
   Income taxes payable ..................................        384      4,928
   Other current liabilities .............................      2,793      9,286
                                                             --------   --------
         Total current liabilities .......................     17,885     53,626
DEFERRED INCOME TAXES ....................................        502        960
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................      1,317     20,326
PAYABLE TO STOCKHOLDERS/AFFILIATES .......................        342       --
OTHER LONG-TERM LIABILITIES ..............................         76        200
                                                             --------   --------
         Total liabilities ...............................     20,122     75,112
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par, 52,969,912 shares
     authorized, 4,628,545 and 26,575,669 shares
     issued and outstanding, respectively ................         46        266
   Additional paid-in capital ............................         96    205,709
   Retained earnings .....................................     11,215      6,693
                                                             --------   --------
         Total stockholders' equity ......................     11,357    212,668
                                                             --------   --------
         Total liabilities and stockholders' equity ......   $ 31,479   $287,780
                                                             ========   ========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1995         1996         1997
                                            ---------    ---------    ---------
REVENUES ................................   $  65,167    $  96,296    $ 237,709
COST OF SERVICES ........................      48,743       72,123      171,941
                                            ---------    ---------    ---------
         Gross profit ...................      16,424       24,173       65,768
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..............................      14,707       19,097       58,811
GOODWILL AND OTHER AMORTIZATION .........        --           --          1,851
ACQUISITION RELATED EXPENSES ............        --           --            575
                                            ---------    ---------    ---------
         Operating income ...............       1,717        5,076        4,531
OTHER INCOME (EXPENSE):
      Interest income ...................         209          283        1,149
      Interest expense ..................        (203)        (244)      (1,212)
      Other .............................          73         (108)         132
                                            ---------    ---------    ---------
         Other income (expense) .........          79          (69)          69
                                            ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ..............       1,796        5,007        4,600
PROVISION FOR INCOME TAXES ..............         503        1,417        7,430
                                            ---------    ---------    ---------
NET INCOME (LOSS) .......................   $   1,293    $   3,590    $  (2,830)
                                            =========    =========    =========
NET INCOME (LOSS) PER SHARE:
      Basic .............................   $     .17    $     .42    $    (.16)
                                            =========    =========    =========
      Diluted ...........................   $     .17    $     .42    $    (.16)
                                            =========    =========    =========
SHARES USED IN COMPUTING NET INCOME
   (LOSS) PER SHARE:
      Basic .............................       7,686        8,535       17,515
                                            =========    =========    =========
      Diluted ...........................       7,686        8,535       17,708
                                            =========    =========    =========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  COMMON STOCK            ADDITIONAL      RETAINED         TOTAL
                                                            -------------------------      PAID-IN        EARNINGS     STOCKHOLDERS'
                                                              SHARES         AMOUNT        CAPITAL       (DEFICIT)         EQUITY
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1994 ..........................      3,446,419     $       34     $       20     $    4,251      $    4,305
   S Corporation distributions made by certain
      Pooled Companies ................................           --             --             --             (137)           (137)
   Net income .........................................           --             --             --            1,293           1,293
   Pooled Companies not restated ......................        847,808              8             60          2,135           2,203
   Other ..............................................           --             --             --               43              43
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1995 ..........................      4,294,227             42             80          7,585           7,707
   S Corporation distributions made by certain
      Pooled Companies ................................           --             --             --             (613)           (613)
   Adjustments to conform fiscal year-ends of
      Pooled Companies ................................           --             --             --              376             376
   Initial Capitalization .............................        121,139              1           --             --                 1
   Net income .........................................           --             --             --            3,590           3,590
   Pooled Companies not restated ......................        213,179              2             11            500             513
   Other ..............................................           --                1              5           (223)           (217)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1996 ..........................      4,628,545             46             96         11,215          11,357
   Issuance of Common stock:
      Proceeds of the Offering ........................      7,015,000             70         79,805           --            79,875
      Acquisition of Founding Companies ...............      9,720,927             98        100,999           --           101,097
      Issuance of management shares ...................      4,118,708             41         11,556           --            11,597
      Acquisition of Purchased Companies ..............      1,092,489             11         13,253           --            13,264
   S Corporation distributions made by certain
      Pooled Companies ................................           --             --             --           (1,692)         (1,692)
   Net loss ...........................................           --             --             --           (2,830)         (2,830)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1997 ..........................     26,575,669     $      266     $  205,709     $    6,693      $  212,668
                                                            ==========     ==========     ==========     ==========      ==========

       Reflects a 121.1387-for-one stock split effective on March 19, 1997

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1995              1996              1997
                                                                                       --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................         $  1,293          $  3,590          $ (2,830)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities --
   Depreciation and amortization expense .....................................              643               967             3,997
   Bad debt expense ..........................................................               36               177               347
   Compensation expense related to issuance of
     management shares .......................................................             --                --              11,556
   Deferred tax expense (benefit) ............................................              (24)              279              (663)
   Loss (gain) on sale of property and equipment .............................               11                 4              (100)
   Pooled Companies not restated .............................................              780               104              --
   Adjustment to conform year-end of certain pooled
     companies ...............................................................             --                 376              --
   Changes in operating assets and liabilities, net
     of effects of acquisitions of Founding and
     Purchased Companies-- (Increase) decrease in --
         Receivables, net ....................................................           (1,839)           (3,851)          (10,890)
         Inventories .........................................................              (16)             (422)            1,053
         Prepaid expenses and other current assets ...........................              183            (1,285)              160
         Cost and estimated earnings in excess of
           billings ..........................................................             (625)            1,312            (4,261)
         Other noncurrent assets .............................................             (162)              221               (63)
      Increase (decrease) in --
         Accounts payable and accrued liabilities ............................              888               545              (478)
         Billings in excess of costs and estimated
           earnings ..........................................................             (195)            1,434               402
   Other, net ................................................................               49              (184)               30
                                                                                       --------          --------          --------
      Net cash provided by (used in) operating
        activities ...........................................................            1,022             3,267            (1,740)
                                                                                       --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .......................................             (785)           (1,865)           (3,930)
   Proceeds from sales of property and equipment .............................               79                43               474
   Cash paid for Founding Companies, net of cash acquired ....................             --                --             (42,295)
   Cash paid for Purchased Companies, net of cash acquired ...................             --                --             (11,781)
                                                                                       --------          --------          --------
      Net cash used in investing activities ..................................             (706)           (1,822)          (57,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ................................................             (383)           (1,699)          (37,114)
   Borrowings of long-term debt ..............................................            1,684             1,455            26,453
   S Corporation distributions paid by certain Pooled
     Companies ...............................................................             (137)             (613)           (1,591)
   Proceeds from issuance of common stock, net of
     offering costs ..........................................................             --                --              79,916
   Other .....................................................................              (42)               52              --
                                                                                       --------          --------          --------
      Net cash provided by (used in) financing activities ....................            1,122              (805)           67,664

NET INCREASE IN CASH .........................................................            1,438               640             8,392
CASH AND CASH EQUIVALENTS, beginning of year .................................            4,063             5,501             6,141
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS, end of year .......................................         $  5,501          $  6,141          $ 14,533
                                                                                       ========          ========          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMFORT SYSTEMS USA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

1.  BUSINESS AND ORGANIZATION:

   Comfort Systems USA, Inc., a Delaware corporation, ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, executing most of its applications within office buildings, retail centers, apartment complexes, hotels, manufacturing plants and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

   On June 27, 1997, Comfort Systems completed the initial public offering (the "Offering") of its common stock (the "Common Stock") and simultaneously acquired in separate concurrent transactions twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had operations in ten states. Subsequent to June 30, 1997, and through December 31, 1997, the Company acquired 27 HVAC and related businesses. These companies added operating locations in an additional 10 states (which includes Puerto Rico). These acquisitions included six "tuck-in" operations which were combined with existing Comfort Systems locations in 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

   For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements include those of Comfort Systems since December 1996. Of the 27 acquisitions noted above, 14 were accounted for as poolings-of-interests (the "Pooled Companies") and 13 were accounted for as purchases (the "Purchased Companies"). These consolidated financial statements reflect the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects eight of the Pooled Companies (the "Restated Companies") for all periods presented. Certain of the Pooled Companies are considered immaterial poolings based upon the relative significance of their individual operations and have not been restated for all periods presented. The acquisitions of the Founding and Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

   Prior to their acquisition by Comfort Systems, three of the Pooled Companies reported annual results based on fiscal year-ends other than December 31. An adjustment to conform the year-ends of these companies to December 31 year-ends was made in 1996 resulting in an increase of approximately $376,000 to retained earnings and cash flows for 1996.

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of Comfort Systems and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH FLOW INFORMATION

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Cash paid for interest in 1995, 1996 and 1997 was approximately $242,000, $246,000, and $492,000, respectively. Cash paid for income taxes in 1995, 1996 and 1997 was approximately $228,000, $697,000, and $985,000, respectively.

   The Company recorded capital leases in 1995, 1996 and 1997 of approximately $--, $--, and $114,000, respectively.

INVENTORIES

   Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset.

   Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

GOODWILL

   Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years.

   The Company periodically evaluates the recoverability of the remaining balance of goodwill recorded from business acquisitions. The Company uses an estimate of future income from operations and cash flows, as well as other economic and business factors as a measure of recoverability of these assets.

   As of December 31, 1997, accumulated amortization of goodwill was approximately $1.9 million.

REVENUE RECOGNITION

   The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and revenues, and their effects are recognized in the period in which the revisions are determined.

   Receivable balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

   The Company typically warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

   The Company will file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

   Certain of the Pooled Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. All acquired entities are subject to corporate income taxes subsequent to their acquisition.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

   The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including, general contractors, property owners and developers, and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  BUSINESS COMBINATIONS:

POOLINGS

   During 1997, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 4,507,406 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests as described in Note 2. These companies provide HVAC and related services.

   The historical financial statements for 1995 and 1996 represent the operations of the Restated Companies prior to their acquisition by the Company. The combined revenues and net income of the Pooled Companies for the preacquisition period in 1997 were $94.6 million and $5.5 million, respectively.

PURCHASES

   Subsequent to the Offering, Comfort Systems acquired the thirteen Purchased Companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of Common Stock with a market value at the date of acquisition totaling $13.3 million and $5.0 million in the form of convertible subordinated notes (the "Notes"). These notes are convertible at various dates in 1998 or 1999 and thereafter into 225,473 or 220,449 shares of Common Stock, respectively. The accompanying balance sheet as of December 31, 1997 includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment. The allocations resulted in $25.4 million of goodwill, which represents the excess of purchase price over the estimated fair value of the net assets acquired for the Purchased Companies. In conjunction with the acquisitions, goodwill was determined as follows (in thousands):

Fair value of assets acquired, net of cash acquired ............       $(21,677)
Liabilities assumed ............................................         17,010
Cash paid, net of cash acquired ................................         11,781
Estimated market value of stock consideration ..................         13,264
Issuance of convertible notes ..................................          4,978
                                                                       --------
Goodwill .......................................................       $ 25,356
                                                                       ========

   The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus (a) income statement data for the Founding Companies for the year ended December 31, 1996, and the six months ended June 30, 1997, and (b) income statement data for the Purchased Companies as if they were effective on January 1, 1996 through the respective dates of acquisitions (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1996               1997
                                                     --------           --------
                                                             (UNAUDITED)
      Revenues ...........................           $327,721           $381,528
      Net income .........................             16,374             19,294
      Net income per share ...............               0.64               0.76

   Pro forma adjustments included in the preceding tables regarding the Founding Companies and the Purchased Companies primarily relate to (a) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Founding Companies, Pooled Companies and Purchased Companies which they agreed would take effect as of the acquisition date, (b) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though these salaries were being paid prior to the Offering, (c) elimination of merger costs in connection with the acquisition of the Pooled Companies, (d) amortization of goodwill related to the Purchased and Founding Companies, (e) elimination of the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, and (f) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation distributions as if they had occurred at the beginning of each period presented. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

   The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Founding Companies, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

ADDITIONAL ACQUISITIONS

   Subsequent to December 31, 1997, and through February 25, 1998, the Company completed five additional acquisitions (the "Additional Acquisitions") for approximately $15.1 million in cash, 2,002,894 shares of Common Stock and approximately $1.3 million in Notes. The Company filed a Current Report on Form 8-K related to one of these Additional Acquisitions. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $109 million. All of these acquisitions will be accounted for as purchase transactions.

4.  PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following (dollars in thousands):

                                        ESTIMATED             DECEMBER 31,
                                      USEFUL LIVES         ----------------
                                        IN YEARS            1996       1997
                                      ------------         -------   ------
   Land.............................       N/A             $    --   $    95
   Transportation equipment.........       3-7               4,362    14,450
   Machinery and equipment..........       3-15              2,130     7,211
   Computer and telephone equipment.       3-7               1,232     4,118
   Buildings and leasehold improvements    3-20                869     3,174
   Furniture and fixtures...........       3-10                677     2,625
                                                           -------   -------
                                                             9,270    31,673
   Less - Accumulated depreciation..                         5,907    19,627
                                                           -------   -------
      Property and equipment, net...                       $ 3,363   $12,046
                                                           =======   =======

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

   Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                             1996         1997
                                                           -------      -------
Balance at beginning of year .........................     $   196      $   227
Additions for Bad debt expense .......................         177          347
Deductions for recoveries and for uncollectible
  receivables, written off............................        (146)        (149)
Allowance for doubtful accounts of Founding
  and Purchased Companies at acquisition dates .......        --            609
                                                           -------      -------
   Balance at end of year ............................     $   227      $ 1,034
                                                           =======      =======

   Other current liabilities consist of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1996         1997
                                                        -------      --------
   Accrued warranty costs............................   $   192      $  1,743
   Accrued insurance expense.........................       118           549
   Deferred income taxes.............................        59         1,430
   Deferred revenue..................................        --           770
   Other current liabilities.........................     2,424         4,794
                                                        -------      --------
                                                        $ 2,793      $  9,286
                                                        =======      ========

   Installation contracts in progress are as follows (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1996         1997
                                                        -------      --------
   Costs incurred on contracts in progress...........   $25,829      $143,222
   Estimated earnings, net of losses.................     5,947        38,966
                                                        -------      --------
                                                         31,776       182,188
   Less - Billings to date...........................    34,060       180,238
                                                        -------      --------
                                                        $(2,284)     $  1,950
                                                        =======      ========
   Costs and estimated earnings in excess of billings
     on uncompleted contracts........................   $ 1,476      $ 12,050
   Billings in excess of costs and estimated
     earnings on uncompleted contracts...............    (3,760)      (10,100)
                                                        -------      --------
                                                        $(2,284)     $  1,950
                                                        =======      ========
6.  LONG-TERM DEBT OBLIGATIONS:

   Long-term debt obligations consist of the following (in thousands):

                                                            DECEMBER 31,
                                                        ------------------
                                                          1996      1997
                                                        -------   --------
   Revolving credit facility.........................   $    --   $ 15,300
   Notes.............................................        --      4,978
   Other.............................................     3,087        917
                                                        -------   --------
   Total long-term...................................     3,087     21,195
   Less:  current maturities.........................     1,770        869
                                                        -------   --------
                                                        $ 1,317   $ 20,326
                                                        =======   ========

   At December 31, 1997, future principal payments of long-term debt are as follows (in thousands):

            Year Ending December 31 -

                  1998...............................   $   869
                  1999...............................       315
                  2000...............................    20,011
                  2001...............................        --
                  2002...............................        --
                  Thereafter.........................        --
                                                        -------
                                                        $21,195
                                                        =======

REVOLVING CREDIT AGREEMENT

   In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to one-quarter percentage point is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due.

   As of December 31, 1997, the Company had borrowed $15.3 million under the Credit Facility at an average interest rate of approximately 6.7% per annum for the second half of 1997. As of March 24, 1998, $43.8 million (unaudited) was outstanding under this facility.

   The Notes in the amount of $5 million referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 6.0% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $22.08 per share. The terms of the Notes require $0.3 million of principal payments in 1999 and $4.7 million of principal payments at maturity in 2000.

   The Company estimates the fair value of long-term debt as of December 31, 1997, to be approximately the same as the recorded value.

7.  INCOME TAXES:

   The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        1995    1996     1997
                                                      -------  -------  -----
Current -
   Federal .......................................... $   379  $   893  $6,346
   State and Puerto Rico.............................     148      245   1,747
                                                      -------  -------  ------
                                                          527    1,138   8,093
                                                      -------  -------  ------
Deferred -
   Federal...........................................       9      243    (710)
   State and Puerto Rico.............................     (33)      36      47
                                                      -------  -------  ------
                                                          (24)     279    (663)
                                                      -------  -------  ------
                                                      $   503  $ 1,417  $7,430
                                                      =======  =======  ======

   The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        1995    1996     1997
                                                      -------  -------  -----
Income tax expense at the statutory rate............. $   629  $ 1,752  $1,610
Increase (decrease) resulting from -
   State income taxes, net of related tax effect.....      47      142   1,217
   Non-deductible expenses...........................      26       30     401
   Non-recurring, non-cash compensation charge.......      --       --   4,045
   Effect of S Corporation income previously taxed
     to the former owners............................    (200)    (495)   (880)
   Non-deductible goodwill amortization..............      --       --     633
   Non-deductible acquisition costs related to
     Pooled Companies ...............................      --       --     201
   Provision recognized upon termination of
     Subchapter S election ..........................      --       --     100
   Other.............................................       1      (12)    103
                                                      -------  -------  ------
                                                      $   503  $ 1,417  $7,430
                                                      =======  =======  ======

   Deferred income tax provisions result from current period activity that has been reflected in the financial statements but which is not includable in determining the Company's tax liabilities until future periods. Deferred tax assets and liabilities reflect the tax effect in future periods of all such activity to date that has been reflected in the financial statements but which is not includable in determining the Company's tax liabilities until future periods.
                                                                 DECEMBER 31,
                                                               ---------------
                                                                 1996    1997
                                                               -------  ------
Deferred income tax assets- ................................    (IN THOUSANDS)
   Accounts receivable and allowance for doubtful accounts..   $   (55) $ (340)
   Accrued liabilities and expenses.........................      (579) (1,623)
   Other....................................................      (177)   (437)
                                                               -------  ------
      Total deferred income tax assets......................      (811) (2,400)
                                                               -------  ------
Deferred income tax liabilities -
   Property and equipment...................................        47     309
   Long-term installation contracts.........................     1,490   1,883
   Other....................................................        56     123
                                                               -------  ------
      Total deferred income tax liabilities.................     1,593   2,315
                                                               -------  ------
      Net deferred income tax (assets) liabilities..........   $   782  $  (85)
                                                               =======  ======

   The deferred tax assets and liabilities reflected above are included in the consolidated balance sheet at December 31, 1997, as $2.0 million of current deferred income tax assets in prepaid expenses and other, $0.5 million of non-current deferred income tax assets in other non-current assets, $1.4 million of current deferred income tax liabilities in other current liabilities and $1.0 million of non-current deferred income tax liabilities in deferred income taxes.

8.  EMPLOYEE BENEFIT PLANS:

   Certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1% to 5% of covered employees' salaries or wages and totaled $1.4 million for 1995, $1.8 million for 1996 and $1.4 million for 1997. Of these amounts, approximately $830,000 and $400,000 was payable to the plans at December 31, 1996, and December 31, 1997, respectively.

   Certain of the Company's subsidiaries also participate in several multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $0.7 million for 1995, $0.6 million for 1996 and $0.8 million for 1997. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

9.  COMMITMENTS AND CONTINGENCIES:

LEASES

   The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1995, 1996, and 1997 was $0.5 million, $0.5 million, and $1.8 million, respectively. Concurrent with the acquisitions of certain Founding, Pooled and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from five years to twenty years and provide for certain escalations in the rental expenses each year. Included in the 1997 rent expenses above is approximately $1.0 million of rent paid to these related parties. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

      Year ending December 31 -
         1998........................................................   $3,948
         1999........................................................    3,508
         2000........................................................    3,089
         2001........................................................    2,580
         2002........................................................    2,165
         Thereafter..................................................    9,204
                                                                        ------
                                                                        $24,494
                                                                        =======
CLAIMS AND LAWSUITS

   The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to minimize financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements.

10. STOCKHOLDER'S EQUITY:

COMMON STOCK AND PREFERRED STOCK

   Comfort Systems effected a 121.1387-for-one stock split on March 19, 1997 for each share of Common Stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of Common Stock to 52,969,912 and authorized 5,000,000 shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the number of shares of authorized Common Stock have been retroactively reflected on the balance sheet and in the accompanying notes as applicable.

   In connection with the organization and initial capitalization of Comfort Systems, the Company issued 121,139 shares of Common Stock at $.01 per share to Notre Captial Ventures II, L.L.C. ("Notre"). In January 1997, the Company issued 2,848,773 additional shares to Notre for $.01 per share.

   In January and February 1997, the Company issued a total of 1,269,935 shares of Common Stock to management of and consultants to the Company at a price of $.01 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $11.6 million in the first quarter of 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale.

RESTRICTED COMMON STOCK

   In March 1997, Notre exchanged its 2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Voting Common Stock"). The holder of Restricted Voting Common Stock is entitled to elect one member of the Company's Board of Directors and to 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

   Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1,1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock.

EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations previously required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. The Notes are not included in the weighted average shares outstanding because they were not significant. The Company has adopted SFAS No. 128 and restated EPS for all periods presented.

   The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        1995    1996     1997
                                                      -------  -------  -----
   Shares issued in connection with the
      acquisitions of Founding Companies.............     --       --    5,008
   Shares sold pursuant to the Offering..............     --       --    3,142
   Shares held by Notre, management and consultants.. 4,240 4,240 4,240 Shares issued in connection with the
      acquisitions of Pooled Companies...............   3,446    4,295   4,507
   Shares issued in connection with the
      underwriter's overallotment ...................     --       --      434
   Shares issued in connection with the
      acquisitions of the Purchased Companies........     --       --      184
                                                      -------  -------  ------
   Weighted average shares outstanding  - Basic......   7,686    8,535  17,515
   Weighted average portion of shares related
      to stock options under the treasury
      stock method...................................     --       --      193
                                                      -------  -------  ------
   Weighted average shares outstanding - Diluted.....   7,686    8,535  17,708
                                                      =======  =======  ======

11. STOCK OPTION PLANS:

LONG-TERM INCENTIVE PLAN

   In March 1997, the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan which provides for the granting or awarding of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, officers, key employees and consultants to the Company.

   The Company's 1997 Long-Term Incentive Plan provides for the granting of options to key employees to purchase an aggregate of not more than 13% of the total number of shares of the Company's Common Stock outstanding at the time of grant. Such options have been issued by the Company at fair market value on the date of grant and become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. The options expire after seven years from the date of grant if unexercised. Outstanding options may be canceled and reissued under terms specified in the plan.

   The following table summarizes activity under the Company's stock option plan:

                                                                        1997
                                                                     ---------
      Options outstanding, beginning of year......................        --
         Granted (range of exercise prices, $13.00 to $17.88).....   2,537,203
         Forfeited (range of exercise prices, $13.00 to $17.88)...        --
                                                                     ---------
      Options outstanding, end of year............................   2,537,203
                                                                     =========

   The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under this accounting method, no expense in connection with a stock option is recognized in the consolidated statements of operations if the exercise price of the option is equal to the market price of the stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                                          1997
                                                                        -------
      Net Loss             As reported...............................   $(2,830)
                           Pro forma for SFAS No. 123................   $(3,229)

      Loss Per Share       As reported...............................   $  (.16)
                           Pro forma for SFAS No. 123................   $  (.18)

   Pro forma basic loss per share and diluted loss per share are the same for SFAS No. 123 purposes.

   The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield............................          0.00%
         Expected stock price volatility....................         39.41%
         Risk free interest rate............................  5.77% - 6.15%
         Expected life of options...........................        7 years

   Options outstanding at December 31, 1997, had exercise prices ranging from $13.00 to $17.88, a weighted average remaining contractual life of 6.6 years, a weighted average fair value of $4.24 per option and a weighted average exercise price of $13.72 per option.

NON-EMPLOYEE DIRECTORS STOCK PLAN

   In March 1997, the Company's stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. The Directors' Plan provides for the automatic grant of options to purchase 10,000 shares to each non-employee director serving at the commencement of the Offering.

   Each non-employee director will be granted options to purchase 10,000 shares at the time of the initial election. In addition, each director will be automatically granted options to purchase an additional 5,000 shares at each annual meeting of the stockholders occurring more than two months after the date of the director's initial election. All options will be granted with an exercise price equal to the fair market value at the date of grant and are immediately vested upon grant.

   Options have been granted to three current members of the board of directors to purchase 10,000 shares of Common Stock at the initial Offering price. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director.

   The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors.

12. SIGNIFICANT VENDORS:

   Significant vendors are defined as those that account for greater than 10% of the Company's purchases. For the year ended December 31, 1997, one vendor accounted for 10.9% of the Company's purchases. There were no significant vendors in 1996 or 1995. The Company believes that an interruption in supply from the significant vendor referred to above would not have a material adverse impact on the financial position or results of operations of the Company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III
ITEMS 10 TO 13 INCLUSIVE

   These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

      (1) Consolidated Financial Statements of the Company which are included at
         Item 8 of this report, and (2) Financial Statements of the Founding Companies.

      (3) Exhibits.

                                                                                   INCORPORATED BY REFERENCE TO
                                                                                    THE EXHIBIT INDICATED BELOW
                                                                                    AND TO THE FILING WITH THE
                                                                                    COMMISSION INDICATED BELOW
                                                                                    --------------------------
   EXHIBIT                                                                           EXHIBIT         FILING OR
   NUMBER             DESCRIPTION OF EXHIBITS                                        NUMBER         FILE NUMBER
   ------             -----------------------                                        ------         -----------
    3.1  -- Second Amended and Restated Certificate of Incorporation of Comfort
            Systems USA, Inc.                                                          3.1           333-24021

    3.2  -- Bylaws of Comfort Systems USA, Inc., as amended.                           3.2           333-24021

    4.1  -- Form of certificate evidencing ownership of Common Stock of Comfort
            Systems USA, Inc.                                                          4.1           333-24021

   10.1  -- Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan                   10.1           333-24021

   10.2  -- Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan.        10.2           333-24021

   10.3  -- Form of Employment Agreement between Comfort Systems USA, Inc. and
            Fred M. Ferreira.                                                         10.3           333-24021

   10.4  -- Form of Employment Agreement between Comfort Systems USA, Inc. and J.
            Gordon Beittenmiller.                                                     10.4           333-24021

   10.5  -- Form of Employment Agreement between Comfort Systems USA, Inc. and
            William George, III.                                                      10.5           333-24021

   10.6  -- Form of Employment Agreement between Comfort Systems USA, Inc. and
            Reagan S. Busbee.                                                         10.6           333-24021

   10.7  -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Accurate Air Systems, Inc. and Thomas J. Beaty.                           10.7           333-24021

   10.8  -- Form of Employment Agreement between Comfort Systems USA, Inc., Atlas
            Comfort Services USA, Inc. and Brian S. Atlas                             10.8           333-24021

   10.9  -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Contract Service, Inc. and John C. Phillips.                              10.9           333-24021

   10.10 -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Eastern Heating & Cooling, Inc. and Alfred J. Giardenelli, Jr.            10.10          333-24021

   10.11 -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Quality Air Heating & Cooling, Inc. and Robert J. Powers                  10.11          333-24021

   10.12 -- Form of Employment Agreement between Comfort Systems USA, Inc., S.
            M. Lawrence Company, Inc. and Samuel M. Lawrence III.                     10.12          333-24021

   10.13 -- Form of Employment Agreement between Comfort Systems USA, Inc., Tech
            Heating and Air Conditioning, Inc. and Robert R. Cook                     10.13          333-24021

   10.14 -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Tri-City Mechanical, Inc. and Michael Nothum, Jr.                         10.14          333-24021

   10.15 -- Form of Employment Agreement between Comfort Systems USA, Inc.,
            Western Building Services, Inc. and Charles W. Klapperich                 10.15          333-24021

   10.16 -- Employment Agreement between Comfort Systems USA, Inc., F&G                            February 1998
            Mechanical Corporation and Salvatore P. Giardina                                         Form 8-K

   10.17 -- Form of Agreement among certain stockholders                               10.16         333-24021

   10.18 -- Lease between M & B Interests, Inc. and Atlas Air Conditioning
            Company, Inc. dated October 1,1994.                                        10.17         333-32595

 10.19 -- Lease between Thomas J. and Bonnie J. Beaty and Accurate Air
          Systems, Inc. dated July 1, 1997.                                            10.18         333-32595

 10.20 -- Amended and Restated Agreement of Lease between Thomas J. and
          Bonnie J. Beaty and Accurate Air Systems, Inc. dated July 1, 1997.           10.19         333-32595

 10.21 -- Lease between Nothum Development, L.L.C. and Tri-City Mechanical,
          Inc. dated July 1, 1997.                                                     10.20         333-32595

 10.22 -- Lease between Samuel Matthews Lawrence, Jr. and S.M. Lawrence
          Company, Incorporated dated November 1, 1996.                                10.21         333-32595

 10.23 -- Lease between K and P Warehouse #1 and Quality Trane Heating and
          Cooling, Inc. (n/k/a/ Quality Air Heating and Cooling, Inc.) dated
          April 1, 1986, together with amendments thereto.                             10.22         333-32595

 10.24 -- Lease between J&J Investments and Contract Service, Inc. dated
          March 1, 1997.                                                               10.23         333-32595

 10.25 -- Lease by Tech Heating and Air Conditioning, Inc. dated April 2,
          1995 as amended by Amendment between Cook Properties, Inc. and Tech
          Heating and Air Conditioning, Inc. on March 13, 1997.                        10.24         333-32595

 10.26 -- First Amended and Restated Credit Agreement among the Company and its subsidiaries, Bank One, Texas, N.A., as agent and the banks listed
          therein dated September 22, 1997.                                            10.25         333-38009

 10.27 -- Lease dated June 30, 1994, between Salpat Realty and F&G
          Mechanical Corp., together with lease modification agreements dated
          June 30, 1994 and February 12, 1998.                                                     Filed herewith

 10.28 -- Promissory Note dated February 12, 1998 by Sorce Properties LLC in
          favor of F&G Mechanical Corporation.                                                     Filed herewith

 10.29 -- Pledge Agreement dated February 12, 1998 by Salvatore Fichera and
          Salvatore P. Giardina in favor of F&G Mechanical Corporation.                            Filed herewith

 10.30 -- Form of Indemnity Agreement entered into by the Company with each of the following persons: Fred M. Ferreira, J. Gordon Beittenmiller,
          Reagan S. Busbee, William George, III, Steven S. Harter, Robert J.
          Powers, Michael Nothum, Jr., Robert R. Cook, Brian S. Atlas, Thomas J.
          Beaty, John C. Phillips, Samuel M. Lawrence III, Alfred J.
          Giardenelli, Jr., Charles W. Klapperich, Larry Martin and John
          Mercadante, Jr. on June 27, 1997.                                            10.26         333-32595

 10.31 -- Indemnity Agreement between the Company and Notre Capital Ventures
          II, L.L.C.                                                                   10.27         333-32595

 10.32 -- Comfort Systems USA, Inc. 1998 Employee Stock Purchase Plan.                 10.28         333-38009

 10.33 -- Agreement Regarding Sale of Stock between Fred M. Ferreira and the                     Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.1           Form 10-Q

 10.34 -- Agreement Regarding Sale of Stock between Steve S. Harter and the                      Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.2           Form 10-Q

 10.35 -- Agreement Regarding Sale of Stock between J. Gordon Beittenmiller                      Third Quarter 1997
          and the Registrant dated October 31, 1997.                                   10.3           Form 10-Q

 10.36 -- Agreement Regarding Sale of Stock between Thomas J. Beaty and the                      Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.4           Form 10-Q

 10.37 -- Agreement Regarding Sale of Stock between Brain S. Atlas and the                        Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.5           Form 10-Q

 10.38 -- Agreement Regarding Sale of Stock between John C. Phillips and the                     Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.6           Form 10-Q

 10.39 -- Agreement Regarding Sale of Stock between Alfred J. Giardenelli,                       Third Quarter 1997
          Jr. and the Registrant dated October 31, 1997.                               10.7           Form 10-Q

 10.40 -- Agreement Regarding Sale of Stock between Robert J. Powers and the                     Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.8           Form 10-Q

 10.41 -- Agreement Regarding Sale of Stock between Samuel M. Lawrence and                       Third Quarter 1997
          the Registrant dated October 31, 1997.                                       10.9           Form 10-Q

 10.42 -- Agreement Regarding Sale of Stock between Michael Nothum, Jr. and                       Third Quarter 1997
          the Registrant dated October 31, 1997.                                       10.10          Form 10-Q

 10.43 -- Agreement Regarding Sale of Stock between Bob R. Cook and the                           Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.11          Form 10-Q

 10.44 -- Agreement Regarding Sale of Stock between Charles W. Klapperich                         Third Quarter 1997
          and the Registrant dated October 31, 1997.                                   10.12          Form 10-Q

 10.45 -- Agreement Regarding Sale of Stock between Reagan S. Busbee and the                      Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.13          Form 10-Q

 10.46 -- Agreement Regarding Sale of Stock between William George and the                        Third Quarter 1997
          Registrant dated October 31, 1997.                                           10.14         Form 10-Q

 10.47 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc., Accurate Acquisition Corp.,
          Accurate Air Systems, Inc. and the Stockholder named therein.                 2.1          333-24021

 10.48 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc., Atlas Air Acquisition I Corp.,
          Atlas Comfort Services USA, Inc. and the Stockholders named therein.          2.2          333-24021

 10.49 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc. Contract Acquisition Corp.,
          Contract Service, Inc. and the Stockholders named therein.                    2.3          333-24021

 10.50 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc., Eastern Acquisition Corp.,
          Eastern II Acquisition Corp., Eastern Heating & Cooling, Inc. Eastern
          Refrigeration Co., Inc. and the Stockholder named therein.                    2.4          333-24021

 10.51 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc. Quality Acquisition Corp., Quality
          Air Hearing & Cooling, Inc. and the Stockholders named therein.               2.6          333-24021

 10.52 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc., S. M. Lawrence Acquisition Corp.,
          S. M. Lawrence II Acquisition Corp., S. M. Lawrence Company, Inc.,
          Lawrence Service, Inc. and the Stockholders named therein.                    2.7          333-24021

 10.53 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc., Tech I Acquisition Corp., Tech II
          Acquisition Corp., Tech Heating and Air Conditioning, Inc., Tech
          Mechanical, Inc. and the Stockholder named therein.                           2.10         333-24021

 10.54 -- Agreement and Plan of Organization dated as of March 18, 1997, by and among Comfort Systems USA, Inc., Tri-City Acquisition Corp.,
          Tri-City Mechanical, Inc. and the Stockholders named therein.                 2.11         333-24021

 10.55 -- Agreement and Plan of Organization, dated as of March 18, 1997, by and among Comfort Systems USA, Inc. Western Building Acquisition
          Corp., Western Building Services, Inc. and the Stockholders named
          therein.                                                                      2.12         333-24021

 10.56 -- Agreement and Plan of Merger dated February 12, 1998, by and among
          Comfort Systems USA, Inc., F&G Mechanical Corporation, Salvatore                         February 1998
          Fichera and Salvatore P. Giardina.                                            2.1          Form 8-K

  21.1 -- List of subsidiaries of Comfort Systems USA, Inc.                                        Filed herewith

  23.1 -- Consent of Arthur Andersen L.L.P.                                                        Filed herewith

  27.1 -- Financial Data Schedule                                                                  Filed herewith

  (b)       Reports on Form 8-K:  None

  (c)       Exhibits:  As provided.

  (d) The following financial statements are filed as part of this report, as set forth in the Index to Financial Statements beginning on Page F-1.

         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        -----

FOUNDING COMPANIES
  QUALITY AIR HEATING & COOLING, INC.
     Report of Independent Public
      Accountants....................     F-3
     Balance Sheets..................     F-4
     Statements of Operations........     F-5
     Statements of Shareholders'
      Equity.........................     F-6
     Statements of Cash Flows........     F-7
     Notes to Financial Statements...     F-8

  ATLAS COMFORT SERVICES USA, INC.
     AND SUBSIDIARY
     Report of Independent Public
      Accountants....................    F-13
     Consolidated Balance Sheets.....    F-14
     Consolidated Statements of
      Operations.....................    F-15
     Consolidated Statements of
      Shareholders' Equity...........    F-16
     Consolidated Statements of Cash
      Flows..........................    F-17
     Notes to Consolidated Financial
      Statements.....................    F-18

  TRI-CITY MECHANICAL, INC.
     Report of Independent Public
      Accountants....................    F-26
     Balance Sheets..................    F-27
     Statements of Operations........    F-28
     Statements of Shareholders'
      Equity.........................    F-29
     Statements of Cash Flows........    F-30
     Notes to Financial Statements...    F-31

  S.M. LAWRENCE INC. AND RELATED
     COMPANY
     Report of Independent Public
      Accountants....................    F-36
     Combined Balance Sheets.........    F-37
     Combined Statements of
      Operations.....................    F-38
     Combined Statements of
      Shareholders' Equity...........    F-39
     Combined Statements of Cash
      Flows..........................    F-40
     Notes to Combined Financial
      Statements.....................    F-41
  ACCURATE AIR SYSTEMS, INC.
     Report of Independent Public
      Accountants....................    F-47
     Balance Sheets..................    F-48
     Statements of Operations........    F-49
     Statements of Shareholder's
      Equity.........................    F-50
     Statements of Cash Flows........    F-51
     Notes to Financial Statements...    F-52

  EASTERN HEATING AND COOLING, INC.
     Report of Independent Public
      Accountants....................    F-59
     Balance Sheets..................    F-60
     Statements of Operations........    F-61
     Statements of Shareholder's
      Equity.........................    F-62
     Statements of Cash Flows........    F-63
     Notes to Financial Statements...    F-64

                                        PAGE
                                        -----
  CONTRACT SERVICE, INC.
     Report of Independent Public
      Accountants....................    F-69
     Balance Sheets..................    F-70
     Statements of Operations........    F-71
     Statements of Shareholders'
      Equity.........................    F-72
     Statements of Cash Flows........    F-73
     Notes to Financial Statements...    F-74

  TECH HEATING AND AIR CONDITIONING,
     INC. AND RELATED COMPANY
     Report of Independent Public
      Accountants....................    F-79
     Combined Balance Sheets.........    F-80
     Combined Statements of
      Operations.....................    F-81
     Combined Statements of
      Shareholders' Equity...........    F-82
     Combined Statements of Cash
      Flows..........................    F-83
     Notes to Combined Financial
      Statements.....................    F-84

  SEASONAIR, INC.
     Report of Independent Public
      Accountants....................    F-89
     Balance Sheets..................    F-90
     Statements of Operations........    F-91
     Statements of Shareholders'
      Equity.........................    F-92
     Statements of Cash Flows........    F-93
     Notes to Financial Statements...    F-94

  WESTERN BUILDING SERVICES, INC.
     Report of Independent Public
      Accountants....................    F-99
     Balance Sheets..................   F-100
     Statements of Operations........   F-101
     Statements of Shareholders'
      Equity.........................   F-102
     Statements of Cash Flows........   F-103
     Notes to Financial Statements...   F-104

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Quality Air Heating & Cooling, Inc.:

     We have audited the accompanying balance sheets of Quality Air Heating & Cooling, Inc., as of March 31, 1995 and 1996, and December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 1995 and 1996, the nine months ended December 31, 1996, the year ended December 31, 1996, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Air Heating & Cooling, Inc., as of March 31, 1995 and 1996, and December 31, 1996, and the results of their operations and their cash flows for the years ended March 31, 1995 and 1996, the nine months ended December 31, 1996, the year ended December 31, 1996, and the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                      QUALITY AIR HEATING & COOLING, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            MARCH 31,
                                       --------------------  DECEMBER 31,
                                         1995       1996         1996
                                       ---------  ---------  ------------
             (UNAUDITED)

               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   1,669  $   4,191    $  2,651
     Accounts receivable --
          Trade, net of allowance of
             $87, $80, and $80,
             respectively............      4,510      4,188       5,260
          Retainage..................        457        464         453
          Other receivables..........         14         12           5
     Inventories.....................        445        480         541
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts.........      1,192        964       1,312
     Prepaid expenses and other
       current assets................         92         63          17
     Federal income tax deposit......        506        654         691
                                       ---------  ---------  ------------
               Total current
                  assets.............      8,885     11,016      10,930
PROPERTY AND EQUIPMENT, net..........        771        708         758
                                       ---------  ---------  ------------
               Total assets..........  $   9,656  $  11,724    $ 11,688
                                       =========  =========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
       debt..........................  $     470  $     613    $    675
     Accounts payable and accrued
       expenses......................      2,786      2,734       2,178
     Dividends payable to
       shareholder...................      1,538      3,314       1,519
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts.........        897        604       1,254
     Unearned revenue................        335        362         372
                                       ---------  ---------  ------------
               Total current
                  liabilities........      6,026      7,627       5,998
LONG-TERM DEBT, net of current
  maturities.........................      2,444      1,392         646
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value;
       250,000 shares authorized and
       issued, 183,993 shares
       outstanding...................         22         22          22
     Additional paid-in capital......          6          6           6
     Retained earnings...............      2,056      3,575       5,914
     Treasury stock, 66,007 shares,
       at cost.......................       (898)      (898)       (898)
                                       ---------  ---------  ------------
               Total shareholders'
                  equity.............      1,186      2,705       5,044
                                       ---------  ---------  ------------
               Total liabilities and
                  shareholders'
                  equity.............  $   9,656  $  11,724    $ 11,688
                                       =========  =========  ============

   The accompanying notes are an integral part of these financial statements.

                      QUALITY AIR HEATING & COOLING, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                           YEARS ENDED        NINE MONTHS         YEAR        SIX MONTHS
                                            MARCH 31,            ENDED           ENDED          ENDED
                                       --------------------   DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                         1995       1996          1996            1996           1997
                                       ---------  ---------   ------------    ------------    ----------
REVENUES.............................  $  24,434  $  32,594     $ 23,282        $ 29,597       $ 16,747

COST OF SERVICES.....................     15,634     20,850       14,176          18,467          9,854
                                       ---------  ---------   ------------    ------------    ----------
     Gross profit....................      8,800     11,744        9,106          11,130          6,893

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      6,646      6,791        5,032           6,640          3,879
                                       ---------  ---------   ------------    ------------    ----------
     Income from operations..........      2,154      4,953        4,074           4,490          3,014

OTHER INCOME (EXPENSE):

     Interest expense................        (36)      (218)        (101)           (154)           (72)

     Other...........................         53         98           60              97             24
                                       ---------  ---------   ------------    ------------    ----------
NET INCOME...........................  $   2,171  $   4,833     $  4,033        $  4,433       $  2,966
                                       =========  =========   ============    ============    ==========

   The accompanying notes are an integral part of these financial statements.

                      QUALITY AIR HEATING & COOLING, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                             COMMON STOCK       ADDITIONAL                               TOTAL
                                           -----------------     PAID-IN     RETAINED    TREASURY    SHAREHOLDERS'
                                           SHARES     AMOUNT     CAPITAL     EARNINGS     STOCK          EQUITY
                                           -------    ------    ----------   ---------   --------    --------------
BALANCE, March 31, 1994.................   250,000     $ 22        $  6      $   3,636    $--           $  3,664

     Purchase of treasury stock.........     --        --         --            --          (898)           (898)

     Distributions to shareholders......     --        --         --            (3,751)    --             (3,751)

     Net income.........................     --        --         --             2,171     --              2,171
                                           -------    ------    ----------   ---------   --------    --------------
BALANCE, March 31, 1995.................   250,000       22           6          2,056      (898)          1,186

     Distributions to shareholders......     --        --         --            (3,314)    --             (3,314)

     Net income.........................     --        --         --             4,833     --              4,833
                                           -------    ------    ----------   ---------   --------    --------------
BALANCE, March 31, 1996.................   250,000       22           6          3,575      (898)          2,705

     Distributions to shareholders......     --        --         --            (1,694)    --             (1,694)

     Net income.........................     --        --         --             4,033     --              4,033
                                           -------    ------    ----------   ---------   --------    --------------
BALANCE, December 31, 1996..............   250,000       22           6          5,914      (898)          5,044

     Distribution to shareholders.......     --        --         --            (8,538)    --             (8,538)

     Net income.........................     --        --         --             2,966     --              2,966
                                           -------    ------    ----------   ---------   --------    --------------
BALANCE, June 30, 1997..................   250,000     $ 22        $  6      $     342    $ (898)       $   (528)
                                           =======     ====        ====      =========    ======        ========

   The accompanying notes are an integral part of these financial statements.

                      QUALITY AIR HEATING & COOLING, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           YEARS ENDED       NINE MONTHS        YEAR      SIX MONTHS
                                             MARCH 31           ENDED          ENDED         ENDED
                                       --------------------  DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                         1995       1996         1996           1996          1997
                                       ---------  ---------  ------------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $   2,171  $   4,833    $  4,033       $  4,433     $   2,966
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities --.....
     Depreciation and amortization...        359        371         242            370           200
     Loss (gain) on sale of property
       and equipment.................          7     --              25             25        --
     Changes in operating assets and
       liabilities --................
       (Increase) decrease in --.....
          Accounts receivable........     (1,334)       317      (1,054)           335          (338)
          Inventories................         (6)       (35)        (61)           (76)          (76)
          Costs and estimated
             earnings in excess of
             billings on uncompleted
             contracts...............       (804)       228        (348)          (253)          504
          Prepaid expenses and other
             current assets..........        (15)        29          46             (3)          (53)
          Federal income tax
             deposit.................         50       (148)        (37)          (185)         (709)
       Increase (decrease) in --.....
          Accounts payable and
             accrued expenses........        470        (52)       (556)          (481)         (132)
          Billings in excess of costs
             and estimated earnings
             on uncompleted
             contracts...............        477       (293)        650            269          (522)
          Unearned revenue...........        (15)        27          10             26            33
                                       ---------  ---------  ------------   ------------   ---------
               Net cash provided by
                  operating
                  activities.........      1,360      5,277       2,950          4,460         1,873
                                       ---------  ---------  ------------   ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and
     equipment, net..................       (446)      (308)       (317)          (441)         (197)
                                       ---------  ---------  ------------   ------------   ---------
               Net cash used in
                  investing
                  activities.........       (446)      (308)       (317)          (441)         (197)
                                       ---------  ---------  ------------   ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.......      3,000     --          --             --             6,068
  Payments of long-term debt.........       (226)      (909)       (684)          (903)       --
  Distributions to shareholders......     (3,088)    (1,538)     (3,489)        (3,488)       (9,845)
  Purchase of treasury stock.........       (898)    --          --             --            --
                                       ---------  ---------  ------------   ------------   ---------
               Net cash used in
                  financing
                  activities.........     (1,212)    (2,447)     (4,173)        (4,391)       (3,777)
                                       ---------  ---------  ------------   ------------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       (298)     2,522      (1,540)          (372)       (2,101)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      1,967      1,669       4,191          3,023         2,651
                                       ---------  ---------  ------------   ------------   ---------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $   1,669  $   4,191    $  2,651       $  2,651     $     550
                                       =========  =========  ============   ============   =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for --
     Interest........................  $      44  $     201    $    107       $    152     $      55

   The accompanying notes are an integral part of these financial statements.

                      QUALITY AIR HEATING & COOLING, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Quality Air Heating & Cooling, Inc., a Michigan corporation, (the "Company") focuses on providing "design and build" installation services and maintenance, repair and replacement of HVAC systems primarily for mid-sized to large commercial facilities. Quality primarily operates throughout western Michigan.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems"), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

                      QUALITY AIR HEATING & COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of this Offering. Included in current assets are deposits to prepay certain of the shareholders' federal income taxes.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED          MARCH 31,
                                        USEFUL LIVES   --------------------   DECEMBER 31,
                                          IN YEARS       1995       1996          1996
                                        ------------   ---------  ---------   ------------
Transportation equipment.............      5           $   1,449  $   1,554      $1,725
Machinery and equipment..............      7                 480        453         465
Computer and telephone equipment.....     5-7                 80         87          90
Leasehold improvements...............      5                 838        834         859
Furniture and fixtures...............      7                 435        414         459
                                                       ---------  ---------   ------------
Less -- Accumulated depreciation and
  amortization.......................                     (2,511)    (2,634)     (2,840)
                                                       ---------  ---------   ------------
     Property and equipment, net.....                  $     771  $     708      $  758
                                                       =========  =========   ============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS):

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                            MARCH 31,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Balance at beginning of year.........  $      70  $      87      $   80
Additions to costs and expenses......        142         35           2
Deductions for uncollectible
  receivables written off and
  recoveries.........................       (125)       (42)         (2)
                                       ---------  ---------   ------------
                                       $      87  $      80      $   80
                                       =========  =========   ============

                      QUALITY AIR HEATING & COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expenses consist of the following:

                                            MARCH 31,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Accounts payable, trade..............  $   1,353  $   1,145      $  921
Accrued compensation and benefits....        540        693         426
Other accrued expenses...............        893        896         831
                                       ---------  ---------   ------------
                                       $   2,786  $   2,734      $2,178
                                       =========  =========   ============

Installation contracts in progress are as follows:

                                            MARCH 31,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Costs incurred on contracts in
  progress...........................  $   5,240  $   7,697     $  7,231
Estimated earnings, net of losses....      1,556      2,588        2,433
                                       ---------  ---------   ------------
                                           6,796     10,285        9,664
Less -- Billings to date.............      6,501      9,925        9,606
                                       ---------  ---------   ------------
                                       $     295  $     360     $     58
                                       =========  =========   ============
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................  $   1,192  $     964     $  1,312
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................       (897)      (604)      (1,254)
                                       ---------  ---------   ------------
                                       $     295  $     360     $     58
                                       =========  =========   ============

5.  LONG-TERM DEBT:

     Long-term debt consists of a note payable to a bank. The debt is secured by certain equipment, accounts receivable, inventory, a $1,000,000 life insurance policy on the president and the personal guaranty of the president limited to 50 percent of the outstanding balance of the loan. The note is payable in monthly installments of $63,000 including interest at the prime lending rate less .25 percent (8 percent at December 31, 1996). The Company has restrictive and various financial covenants with which the Company was in compliance at December 31, 1996.

     The maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

Year ending December 31,
     1997............................  $     675
     1998............................        646
                                       ---------
                                       $   1,321
                                       =========

     The Company has a $2,000,000 line of credit with a bank. The line of credit expires August 1, 1997, and bears interest at one-half percent below the prime lending rate. The line of credit is secured by accounts receivable, inventory, a $1,000,000 life insurance policy, and machinery and equipment. There was no balance outstanding under this line of credit at March 31, 1995 and 1996, and December 31, 1996.

6.  LEASES:

     The Company leases a facility from a company which is owned by one of the Company's shareholders. The lease expires on April 30, 2005. Quality has an option to renew the lease for one additional three-year

                      QUALITY AIR HEATING & COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

term on the same terms. The rent paid under this related-party lease was approximately $221,000 for each of the years ended March 31, 1995 and 1996, and December 31, 1996, and $110,400 for the six months ended June 30, 1997. The Company also leases a facility from a third party, which expires on June 30, 1998. The rent paid under this lease was approximately $20,000 for each of the years ended March 31, 1995 and 1996, and December 31, 1996. The Company has guaranteed the payment of two series of public bonds issued in 1985 and 1990, respectively, by the Michigan Strategic Fund on behalf of two real property development entities owned by a shareholder, the proceeds of which were used to fund the construction of the Company's leased warehouse facility and a second adjacent warehouse. As of March 1997, approximately $1.6 million of the bond debt remained outstanding.

     Future minimum lease payments under these non-cancellable operating leases are as follows (in thousands):

Year ending December 31,
     1997............................  $     241
     1998............................        231
     1999............................        221
     2000............................        221
     2001............................        221
     Thereafter......................        718
                                       ---------
                                       $   1,853
                                       =========

7.  RELATED-PARTY TRANSACTIONS:

     The Company paid management fees to an entity owned by its majority shareholder through December 31, 1995. Total management fees paid amounted to $260,000 and $190,000 for the years ended March 31, 1995 and 1996, respectively.

8.  EMPLOYEE BENEFIT PLAN:

     The Company has a defined contribution profit sharing plan. The plan provides for the Company to match one-half of the first 4 percent contributed by each employee. Total contributions by the Company under the plan were approximately $104,000, $110,000 and $125,000 for the years ending March 31, 1995 and 1996, and December 31, 1996, respectively. The Company may also make discretionary contributions. The Company made discretionary contributions of $200,000 and $300,000 for the years ended March 31, 1995 and 1996, and had accrued approximately $169,000 at December 31, 1996, for contributions to be funded in 1997, along with approximately $116,000 for the six months ended June 30, 1997.

9.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, a line of credit, notes payable and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

                      QUALITY AIR HEATING & COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INSURANCE

     The Company carries a broad range of insurance coverage, including business auto liability, general liability and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

     The Company is self-insured for medical claims up to $30,000 per year per covered individual. Additionally, the Company is part of the state's workers' compensation plan and is responsible for claims up to $275,000 per accident with a maximum aggregate exposure for twenty-four months of $648,000. Claims in excess of these amounts are covered by a stop-loss policy. Under the state's policy, the Company has a $300,000 letter of credit which expires December 31, 1997. The Company has recorded reserves for its portion of self-insured claims based on estimated claims incurred through March 31, 1995 and 1996 and December 31, 1996.

ROYALTY AGREEMENT

     The Company is obligated to pay royalties ranging from 1 percent to 4.5 percent based on the level of service revenues through December 1, 2001, for management systems support. Royalties paid under this agreement were approximately $157,000, $159,000 and $165,000 for the years ended March 31, 1995 and 1996 and December 31, 1996, and approximately $76,000 for the six months ended June 30, 1997.

11.  SHAREHOLDERS' EQUITY:

     On February 15, 1995, the Company acquired 66,007 shares of common stock from its majority shareholder for approximately $898,000.

     As of June 30, 1997, the Company distributed $8,326,000 in cash and $85,000 in property to its shareholders. The Company distributed approximately $127,000 subsequent to the merger which has been reflected in the accompanying financial statements.

12.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Comfort Services USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Comfort Services USA, Inc. (a Texas corporation) and its subsidiary (the Company) as of June 30, 1995 and 1996 and December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1994, 1995 and 1996, the six months ended December 31, 1996, and the six months ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Comfort Services USA, Inc., and its subsidiary as of June 30, 1995 and 1996, and December 31, 1996, and the consolidated results of their operations and their cash flows for the three years ended June 30, 1994, 1995 and 1996 for the six months ended December 31, 1996, and for the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                             JUNE 30,
                                       --------------------    DECEMBER 31,
                                         1995       1996           1996
                                       ---------  ---------    ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     427  $     391       $  101
     Accounts receivable --
          Trade, net of allowance of
             $60, $60, and $100,
             respectively............      2,920      3,953        2,604
          Retainage..................        904      1,327        1,208
          Officers, employees and
             other receivables.......        114        172          159
     Inventories.....................      1,685      2,000        1,770
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts.........      1,050        681          676
     Current deferred income taxes...        155        164          145
     Prepaid expenses and other
       current assets................         40         27           82
                                       ---------  ---------    ------------
               Total current
                  assets.............      7,295      8,715        6,745
PROPERTY AND EQUIPMENT, net..........        231        484          499
OTHER ASSETS:
     Goodwill, net...................         24         23           22
     Deferred income tax.............        167        105           88
                                       ---------  ---------    ------------
               Total assets..........  $   7,717  $   9,327       $7,354
                                       =========  =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit..................  $     500  $     600       $  --
     Current maturities of notes
       payable to affiliates.........        200        102          107
     Current obligations under
       capital leases................         32         92          101
     Current maturities of long-term
       debt..........................          9        348          356
     Accounts payable and accrued
       expenses......................      3,522      3,295        2,246
     Income tax payable..............        363        390          752
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts.........      1,115      1,947          523
                                       ---------  ---------    ------------
               Total current
                  liabilities........      5,741      6,774        4,085
NOTES PAYABLE TO AFFILIATES, net of
  current portion....................      1,271        149           98
OBLIGATIONS UNDER CAPITAL LEASES, net
  of current portion.................         44        133          121
LONG-TERM DEBT, net of current
  portion............................         21      1,225        1,058
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value;
       5,000 shares authorized,
       1,000 issued and
       outstanding...................          1          1            1
     Retained earnings...............        639      1,045        1,991
                                       ---------  ---------    ------------
               Total shareholders'
                  equity.............        640      1,046        1,992
                                       ---------  ---------    ------------
               Total liabilities and
                  shareholders'
                  equity.............  $   7,717  $   9,327       $7,354
                                       =========  =========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS     SIX MONTHS
                                             YEAR ENDED JUNE 30,            ENDED          ENDED
                                       -------------------------------   DECEMBER 31,     JUNE 30,
                                         1994       1995       1996          1996           1997
                                       ---------  ---------  ---------   ------------    ----------
REVENUES.............................  $  21,848  $  22,444  $  29,174     $ 15,545       $ 13,962
COST OF SERVICES.....................     19,657     19,635     25,449       12,508         11,166
                                       ---------  ---------  ---------   ------------    ----------
    Gross profit.....................      2,191      2,809      3,725        3,037          2,796

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,086      2,166      2,843        1,432          1,740
                                       ---------  ---------  ---------   ------------    ----------
    Income from operations...........        105        643        882        1,605          1,056
OTHER INCOME (EXPENSE):
    Interest expense.................       (156)      (168)      (185)        (107)          (105)
    Other............................          2         28        (11)          78             67
                                       ---------  ---------  ---------   ------------    ----------
Income (loss) before income taxes,
  extraordinary item, and cumulative
  effect of a change in accounting
  principle..........................        (49)       503        686        1,576          1,018
Provision for income taxes
  (benefit)..........................         (2)       199        280          630            402
                                       ---------  ---------  ---------   ------------    ----------
Income (loss) before extraordinary
  item and cumulative effect of a
  change in accounting principle.....        (47)       304        406          946            616
Extraordinary item -- gain on
  extinguishment of debt, net of
  deferred taxes of $167,000
  (Note 5)...........................        273     --         --           --             --
                                       ---------  ---------  ---------   ------------    ----------
Income before cumulative effect of a
  change in accounting principle.....        226        304        406          946            616

Cumulative effect on prior years of a
  change in accounting for income
  taxes (Note 7).....................        141     --         --           --             --
                                       ---------  ---------  ---------   ------------    ----------
NET INCOME...........................  $     367  $     304  $     406     $    946       $    616
                                       =========  =========  =========   ============    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                           COMMON STOCK                        TOTAL
                                        ------------------    RETAINED     SHAREHOLDERS'
                                        SHARES     AMOUNT     EARNINGS        EQUITY
                                        -------    -------    ---------    -------------
BALANCE, December 31, 1993...........    1,000      $   1      $   (32)       $   (31)
     Net income......................     --         --            367            367
                                        -------    -------    ---------    -------------
BALANCE, June 30, 1994...............    1,000          1          335            336
     Net income......................     --         --            304            304
                                        -------    -------    ---------    -------------
BALANCE, June 30, 1995...............    1,000          1          639            640
     Net income......................     --         --            406            406
                                        -------    -------    ---------    -------------
BALANCE, June 30, 1996...............    1,000          1        1,045          1,046
     Net income......................     --         --            946            946
                                        -------    -------    ---------    -------------
BALANCE, December 31, 1996...........    1,000          1        1,991          1,992
     Net income......................     --         --            616            616
                                        -------    -------    ---------    -------------
BALANCE, June 30, 1997...............    1,000      $   1      $ 2,607        $ 2,608
                                        =======    =======    =========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS     SIX MONTHS
                                             YEAR ENDED JUNE 30,            ENDED          ENDED
                                       -------------------------------   DECEMBER 31,     JUNE 30,
                                         1994       1995       1996          1996           1997
                                       ---------  ---------  ---------   ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................  $     367  $     304  $     406     $    946        $  616
    Adjustments to reconcile net
      income to net cash
      provided by (used in) operating
      activities --
         Depreciation and
           amortization..............        104        124         92           84            71
         Cumulative effect of a
           change in accounting
           principle.................       (141)    --         --           --               --
         Extraordinary gain on
           extinguishment of debt....       (440)    --         --           --               --
         Deferred income tax
           provision.................        167       (196)        54           36           --
         Changes in operating assets
           and liabilities --
      (Increase) decrease in --
         Accounts receivable.........     (1,672)       148     (1,514)       1,481          (550)
         Inventories.................       (264)      (554)      (315)         230          (275)
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts.....       (145)      (266)       369            5          (276)
         Prepaid expenses and other
           current assets............        121        (14)        13          (55)         (111)
      Increase (decrease) in --
         Accounts payable and accrued
           expenses..................      1,320       (417)      (227)      (1,049)          710
         Income tax payable..........     --            363         27          362           391
         Billings in excess of costs
           and estimated earnings on
           uncompleted contracts.....        585        437        834       (1,424)         (242)
                                       ---------  ---------  ---------   ------------    ----------
         Net cash provided by (used
           in) operating
           activities................          2        (71)      (261)         616           334
                                       ---------  ---------  ---------   ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of property and
      equipment, net.................       (139)       (67)      (121)         (50)         (226)
                                       ---------  ---------  ---------   ------------    ----------
         Net cash used in investing
           activities................       (139)       (67)      (121)         (50)         (226)
                                       ---------  ---------  ---------   ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of
      credit.........................        400        100        100         (600)          --
    Principal payments on notes
      payable to affiliates..........        (38)      (261)    (1,219)         (50)         (205)
    Borrowings on notes payable to
      affiliates.....................      1,202        100     --                3           --
    Principal payments on long-term
      debt...........................     (1,067)       (14)      (150)        (176)          --
    Borrowings on long-term debt.....         41     --          1,689           15           126
    Additions to (principal payments
      on) capital lease
      obligations....................        (29)       (37)       (74)         (48)           14
    Cash paid for dividends..........     --         --         --           --               --
                                       ---------  ---------  ---------   ------------    ----------
         Net cash provided by (used
           in) financing
           activities................        509       (112)       346         (856)          (65)
                                       ---------  ---------  ---------   ------------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        372       (250)       (36)        (290)           43
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        305        677        427          391           101
                                       ---------  ---------  ---------   ------------    ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     677  $     427  $     391     $    101        $  144
                                       =========  =========  =========   ============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for --
    Interest.........................  $  --      $  --      $  --         $ --            $  105
    Income Taxes.....................  $  --      $      30  $     200     $    224        $  --

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Atlas Comfort Services USA, Inc., a Texas corporation, and its subsidiary (the "Company") is a leading provider of HVAC installation services for apartment complexes, condominiums and hotels in the United States and also provides maintenance, repair and replacement of HVAC systems. Atlas primarily operates in the southwest, northeast, and the mid-Atlantic regions of the United States.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems"), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and results of operations of the Company and its subsidiary which are under common control and management of two individuals. All significant intercompany transactions and balances have been eliminated in combination.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOODWILL

     Goodwill, in the amount of $33,000, represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 40 years. The Company assesses the recoverability of its goodwill whenever adverse events occur and believes that no material impairment exists.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED           JUNE 30,
                                        USEFUL LIVES   --------------------   DECEMBER 31,
                                          IN YEARS       1995       1996          1996
                                        ------------   ---------  ---------   ------------
Transportation equipment.............      5           $     741  $     987      $1,043
Machinery and equipment..............      5                 116        140         137
Leasehold improvements...............      3                  28         28          28
Furniture and fixtures...............      5                 266        286         212
                                                       ---------  ---------   ------------
Less -- Accumulated depreciation and
  amortization.......................                       (920)      (957)       (921)
                                                       ---------  ---------   ------------
          Property and equipment,
             net.....................                  $     231  $     484      $  499
                                                       =========  =========   ============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS):

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Balance at beginning of year.........  $      60  $      60      $   60
Additions to costs and expenses......         75         77          42
Deductions for uncollectible
  receivables written off and
  recoveries.........................        (75)       (77)         (2)
                                       ---------  ---------   ------------
                                       $      60  $      60      $  100
                                       =========  =========   ============

     Accounts payable and accrued expenses consist of the following:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Accounts payable, trade..............  $   2,935  $   2,409      $1,582
Accrued compensation and benefits....        197        231         163
Accrued warranty expense.............        250        300         310
Other accrued expenses...............        140        355         191
                                       ---------  ---------   ------------
                                       $   3,522  $   3,295      $2,246
                                       =========  =========   ============

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Installation contracts in progress are as follows:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Costs incurred on contracts in
  progress...........................  $  11,884  $  12,526     $ 12,643
Estimated earnings, net of losses....      2,666      2,589        2,582
                                       ---------  ---------   ------------
                                          14,550     15,115       15,225
Less -- Billings to date.............     14,615     16,381       15,072
                                       ---------  ---------   ------------
                                       $     (65) $  (1,266)    $    153
                                       =========  =========   ============
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................      1,050        681          676
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................     (1,115)    (1,947)        (523)
                                       ---------  ---------   ------------
                                       $     (65) $  (1,266)    $    153
                                       =========  =========   ============

5.  DEBT:

LINE OF CREDIT

     The Company has a $700,000 revolving line-of-credit facility with a bank at the prime lending rate plus 1 percent with interest payable monthly. This credit facility is secured by the Company's cash, accounts receivable, inventory, and unpledged property and equipment. The credit facility is guaranteed by two of the Company's officers and is also secured by investment accounts of certain affiliates. The credit facility had an outstanding balance of $500,000, $600,000, and $0 at June 30, 1995 and 1996 and December 31, 1996, respectively, and matures in January 1998. The Company paid approximately $8,000, $33,000 and $35,000 of interest relating to the revolving credit line for the years ended June 30, 1994, 1995 and 1996 and $18,500 for the six months ended December 31, 1996.

NOTES PAYABLE TO FINANCIAL INSTITUTIONS

     Long-term debt is summarized as follows:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
                                                 (IN THOUSANDS)
Note payable to a financial
  institution with interest at prime
  plus 1%, payable in monthly
  installments of $26,667 plus
  interest through January 1999, when
  the entire balance of unpaid
  principal and accrued interest
  shall be due and payable...........  $  --      $   1,467      $1,306
Vehicle notes with interest at rates
  ranging from 7.9% to 9.4%, payable
  in monthly installments through
  March 2001.........................         30        106         108
                                       ---------  ---------   ------------
                                              30      1,573       1,414
Less -- Current maturities...........          9        348         356
                                       ---------  ---------   ------------
                                       $      21  $   1,225      $1,058
                                       =========  =========   ============

     The note payable to a financial institution is secured by cash, accounts receivable, inventory, property and equipment, and the personal guarantee of the two shareholders. In addition, investment accounts of the shareholders and of certain affiliates of the shareholders are pledged as collateral for the note. The Company paid interest of $3,000, $3,000 and $73,500 for the years ended June 30, 1994, 1995 and 1996, respectively, and $73,000 for the six months ended December 31, 1996.

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In September 1993, the Company and a bank reached a settlement agreement in which the bank released the Company from its total obligation of approximately $1,500,000 related to a revolving line of credit, installment notes, equipment notes and related accrued interest, for a lump sum payment of $1,100,000. The payment was funded by the proceeds from the notes payable to affiliates mentioned below. This early extinguishment of debt generated a gain aggregating $440,000. The Company paid approximately $77,000 in interest during the year ended June 30, 1994 related to these extinguished notes.

NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates are summarized as follows:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
                                                 (IN THOUSANDS)
Note payable to a related party in
  monthly installments of $5,500
  including interest at 10% through
  March 1998, collateralized by stock
  of the Company.....................  $     159  $     105      $   78
Unsecured note payable to an
  affiliate in monthly installments
  of $2,500 including interest at 6%
  through September 1996.............        326     --          --
Notes payable to Company officers in
  monthly installments of $4,812
  including interest at 10% through
  June 1999..........................        186        146         127
Notes payable to Company officers
  with interest due monthly at the
  prime rate through September 1996,
  secured by accounts receivable,
  certain property and equipment, and
  intangible assets..................        700     --          --
Unsecured note payable to Company
  officers with interest and any
  unpaid principal balance due August
  8, 1995, at the rate of 9%.........        100     --          --
                                       ---------  ---------   ------------
                                           1,471        251         205
Less -- Current maturities...........        200        102         107
                                       ---------  ---------   ------------
                                       $   1,271  $     149      $   98
                                       =========  =========   ============

     The Company paid interest of $116,400, $112,600 and $68,000 related to notes payable to affiliates for the years ended June 30, 1994, 1995 and 1996, respectively, and $12,600 for the six months ended December 31, 1996.

     The aggregate maturities of notes payable to financial institutions and affiliates are as follows (in thousands):

Year ending December 31,
     1997............................  $     463
     1998............................        424
     1999............................        718
     2000............................         13
     2001 and thereafter.............          1
                                       ---------
                                       $   1,619
                                       =========

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LEASES:

     The Company leases vehicles and warehouse facilities under capital and operating leases expiring through October, 2000. Total rent expense related to operating leases amounted to $95,000, $143,000 and $180,000 for the years ended June 30, 1994, 1995 and 1996, respectively, and $60,000 for the six months ended December 31, 1996, and $245,000 for the six months ended June 30, 1997.

     Future minimum lease payments for capital and noncancelable operating leases are as follows (in thousands):

                                                   NONCANCELABLE
                                        CAPITAL      OPERATING
                                        LEASES        LEASES
                                        -------    -------------
Year ended December 31,
     1997............................    $ 117         $ 142
     1998............................       98            23
     1999............................       44        --
     2000............................        6        --
                                        -------    -------------
     Total minimum lease payments....      265           165
     Amounts representing interest...       43
                                        -------
     Present value of net minimum
       lease payments................      222
     Less -- Current portion.........      101
                                        -------
     Long-term obligation............    $ 121
                                        =======

7.  INCOME TAXES (IN THOUSANDS):

     Federal and state income taxes are as follows:

                                                                          SIX MONTHS
                                             YEAR ENDED JUNE 30,            ENDED
                                       -------------------------------   DECEMBER 31,
                                         1994       1995       1996          1996
                                       ---------  ---------  ---------   ------------
Federal --
     Current.........................  $      (2) $     331  $     193      $  504
     Deferred........................        141       (164)        43          28
State --
     Current.........................     --             64         34          90
     Deferred........................         26        (32)        10           8
                                       ---------  ---------  ---------   ------------
                                       $     165  $     199  $     280      $  630
                                       =========  =========  =========   ============

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 34 percent to income
(loss) before income taxes as follows:

                                                                          SIX MONTHS
                                             YEAR ENDED JUNE 30,            ENDED
                                       -------------------------------   DECEMBER 31,
                                         1994       1995       1996          1996
                                       ---------  ---------  ---------   ------------
Provision at the statutory rate......  $     (16) $     171  $     233      $  536
Increase resulting from --
     Permanent differences, mainly
       meals and entertainment.......        164          7         19          29
     State income tax, net of benefit
       for federal deduction.........         17         21         28          65
                                       ---------  ---------  ---------   ------------
                                       $     165  $     199  $     280      $  630
                                       =========  =========  =========   ============

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following:

                                             JUNE 30,
                                       --------------------   DECEMBER 31,
                                         1995       1996          1996
                                       ---------  ---------   ------------
Accounting for long-term contracts...  $     159  $      74      $  (11)
Warranty reserves....................        100        123         127
Inventory............................         32         38          40
Allowance for doubtful accounts......         36         30          51
Other accrued expenses not deducted
  for tax purposes...................         25         62          90
Bases differences on property and
  equipment and capital lease
  accounting.........................        (30)       (58)        (64)
                                       ---------  ---------   ------------
Net deferred tax assets..............  $     322  $     269      $  233
                                       =========  =========   ============

     The net deferred tax assets and liabilities are comprised of the following:

                                             JUNE 30,
                                       --------------------       DECEMBER 31,
                                         1995       1996              1996
                                       ---------  ---------       ------------
Deferred tax assets --
     Current.........................  $     209  $     240          $  293
     Long-term.......................        221        171             149
                                       ---------  ---------       ------------
          Total......................        430        411             442
                                       ---------  ---------       ------------
Deferred tax liabilities --
     Current.........................        (54)       (76)           (148)
     Long-term.......................        (54)       (66)            (61)
                                       ---------  ---------       ------------
          Total......................       (108)      (142)           (209)
                                       ---------  ---------       ------------
          Net deferred income tax
             assets..................  $     322  $     269          $  233
                                       =========  =========       ============

     The Company adopted the provisions of SFAS No. 109 in fiscal year 1994 resulting in a cumulative effect of a change in accounting principle of $141,000.

8.  RELATED-PARTY TRANSACTIONS:

     Two shareholders lease to the Company the main office facility. Total payments made under this lease agreement amounted to $90,000 for each of the years ended June 30, 1994, 1995 and 1996, respectively, and $45,000 for the six months ended December 31, 1996. The Company is in the process of entering into

                ATLAS COMFORT SERVICES USA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

an agreement with these shareholders to lease land on which a new facility will be built. This lease agreement is anticipated to have a twenty year term.

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal action will have a material adverse effect on the Company's financial position or consolidated results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

10.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a Profit Sharing and Savings Plan (the "Plan") which covers substantially all employees. The employees who participate in the Plan may contribute 1 percent to 20 percent of their base compensation, and the Company may make discretionary matching contributions. The Company did not make any contributions for the years ended December 31, 1994 and 1995. The Company made $18,248 in contributions for the year ended June 30, 1996 and $12,667 for the six months ended December 31, 1996.

11.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, notes receivable, notes payable, a line of credit and long-term debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

12.  SIGNIFICANT CUSTOMERS AND VENDORS:

     Significant customers are those that account for greater than ten percent of the Company's revenues. For the year ended June 30, 1996 and the six months ended December 31, 1996, one customer, a publicly traded Real Estate Investment Trust, accounted for 14% and 20% of the Company's revenues, respectively. Receivables outstanding from this customer represented 13% and 12% of the Company's trade and retainage receivables as of June 30, 1996 and December 31, 1996, respectively. In addition, one of the Company's shareholders has less than 1% ownership in this customer.

     During the years ended June 30, 1994, 1995 and 1996 and the six months ended December 31, 1996, two vendors accounted for 12% and 11%; 29% and 17%; 20% and 17%; and 15% and 12% of the Company's purchases, respectively.

13.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     Concurrently with the merger, the Company entered into agreements with the shareholders to lease land and buildings used in the Company's operations for $204,000 a year for three five-year renewable terms.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tri-City Mechanical, Inc.:

     We have audited the accompanying balance sheets of Tri-City Mechanical, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-City Mechanical, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                           TRI-CITY MECHANICAL, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                               DECEMBER 31,
                                       ----------------------------
                                           1995            1996
                                       ------------    ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......    $  2,551         $1,958
     Restricted cash.................         383            325
     Investments.....................      --                493
     Accounts Receivable --
          Trade, net of allowance of
             $130, and $30,
             respectively............       4,495          3,734
          Retainage..................         831            756
          Other receivables..........           2             11
     Inventories.....................       1,183            762
     Costs and estimated earnings in
      excess of billings on
      uncompleted contracts..........         306            288
     Prepaid expenses and other
      current assets.................           1             12
                                       ------------    ------------
          Total current assets.......       9,752          8,339
PROPERTY AND EQUIPMENT, net..........         508            656
                                       ------------    ------------
          Total assets...............    $ 10,260         $8,995
                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued
      expenses.......................    $  2,683         $2,179
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........       2,207            667
                                       ------------    ------------
          Total current
             liabilities.............       4,890          2,846
PAYABLE TO SHAREHOLDER...............      --             --
LONG-TERM DEBT, net of current
  maturities.........................      --             --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $10 par 2,500
      shares authorized, 2,500 issued
      and outstanding................          25             25
     Additional paid-in capital......         105            105
     Retained earnings...............       5,240          6,019
                                       ------------    ------------
          Total shareholders'
             equity..................       5,370          6,149
                                       ------------    ------------
          Total liabilities and
             shareholders' equity....    $ 10,260         $8,995
                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                           TRI-CITY MECHANICAL, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS
                                                  YEAR ENDED DECEMBER 31,                  ENDED
                                        --------------------------------------------     JUNE 30,
                                            1994            1995            1996           1997
                                        ------------    ------------    ------------    -----------
REVENUES.............................     $ 16,883        $ 25,030        $ 24,237        $17,016
COST OF SERVICES.....................       14,271          19,298          18,561         14,528
                                        ------------    ------------    ------------    -----------
     Gross profit....................        2,612           5,732           5,676          2,488

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        2,219           3,193           3,903          1,346
                                        ------------    ------------    ------------    -----------
     Income from operations..........          393           2,539           1,773          1,142
OTHER INCOME (EXPENSE):
     Interest expense................           (2)             (1)         --             --
     Interest income.................           50             132             152             70
     Other...........................           24              81              89              3
                                        ------------    ------------    ------------    -----------
NET INCOME...........................     $    465        $  2,751        $  2,014        $ 1,215
                                        ============    ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                           TRI-CITY MECHANICAL, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          COMMON STOCK      ADDITIONAL                    TOTAL
                                        ----------------     PAID-IN      RETAINED    SHAREHOLDERS'
                                        SHARES    AMOUNT     CAPITAL      EARNINGS        EQUITY
                                        ------    ------    ----------    --------    --------------
BALANCE, December 31, 1993...........    2,500     $ 25       $  105      $  2,577       $  2,707
     Distributions to shareholders...       --       --           --          (338)          (338)
     Net income......................       --       --           --           465            465
                                        ------    ------    ----------    --------    --------------
BALANCE, December 31, 1994...........    2,500       25          105         2,704          2,834
     Distributions to shareholders...       --       --           --          (215)          (215)
     Net income......................       --       --           --         2,751          2,751
                                        ------    ------    ----------    --------    --------------
BALANCE, December 31, 1995...........    2,500       25          105         5,240          5,370
     Distributions to shareholders...       --       --           --        (1,235)        (1,235)
     Net income......................       --       --           --         2,014          2,014
                                        ------    ------    ----------    --------    --------------
BALANCE, December 31, 1996...........    2,500       25          105         6,019          6,149
     Distributions to shareholders...     --       --          --           (7,437)        (7,437)
     Net income......................     --       --          --            1,215          1,215
                                        ------    ------    ----------    --------    --------------
BALANCE, June 30, 1997...............    2,500     $ 25       $  105      $   (203)      $    (73)
                                        ======    ======    ==========    ========    ==============

   The accompanying notes are an integral part of these financial statements.

                           TRI-CITY MECHANICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS
                                           YEAR ENDED DECEMBER 31,          ENDED
                                       -------------------------------     JUNE 30,
                                         1994       1995       1996          1997
                                       ---------  ---------  ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $     465  $   2,751  $   2,014     $  1,215
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities --
     Depreciation....................        131        134        102           52
     Deferred income taxes...........       (218)    --         --           --
     Loss (gain) on sale of property
       and equipment.................     --              1        (10)      --
     Changes in operating assets and
       liabilities --
       (Increase) decrease in --
          Restricted cash............        (73)       (75)        58          325
          Accounts receivable........       (231)    (1,306)       827       (1,697)
          Inventories................       (329)      (801)       421          489
          Costs in excess of billings
             and estimated earnings
             on uncompleted
             contracts...............         17        (90)        18         (809)
          Prepaid expenses and other
             current assets..........        (14)        28        (11)         (78)
       Increase (decrease) in --
          Accounts payable and
             accrued expenses........        864        519       (504)       2,143
          Billings in excess of costs
             and estimated earnings
             on uncompleted
             contracts...............      1,360        508     (1,540)         163
                                       ---------  ---------  ---------    ----------
               Net cash provided by
                  operating
                  activities.........      1,972      1,669      1,375        1,803
                                       ---------  ---------  ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchase) of property and
     equipment, net..................       (311)       139       (240)         (23)
  Purchase (sale) of investment,
     net.............................     --         --           (493)         493
                                       ---------  ---------  ---------    ----------
               Net cash (used in)
                  provided by
                  investing
                  activities.........       (311)      (139)      (733)         470
                                       ---------  ---------  ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in payable to
     shareholders....................       (210)    --         --              591
  Borrowings on line of credit.......         19          1     --            3,112
  Payments on line of credit.........        (17)       (15)    --             --
  Distributions to shareholders......       (338)      (215)    (1,235)      (7,437)
                                       ---------  ---------  ---------    ----------
               Net cash used in
                  financing
                  activities.........       (546)      (229)    (1,235)      (3,734)
                                       ---------  ---------  ---------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      1,115      1,301       (593)      (1,461)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        135      1,250      2,551        1,958
                                       ---------  ---------  ---------    ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $   1,250  $   2,551  $   3,425     $    497
                                       =========  =========  =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $       2  $       1  $  --         $ --

   The accompanying notes are an integral part of these financial statements.

                           TRI-CITY MECHANICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Tri-City Mechanical, Inc., an Arizona corporation, (the "Company") focuses on providing "design and build" installation services and maintenance, repair and replacement of HVAC systems primarily for large commercial and industrial facilities, as well as process piping for industrial facilities. Tri-City primarily operates in Arizona, California and Nevada.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     The Company also maintains restricted cash which consists of certificates of deposit. These certificates of deposit are held in a joint checking account between the contractors and Tri-City for the retainage balance due from contractors at the completion of the job.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1996, investments have been categorized as held-to-maturity, are stated at cost, and are classified in the balance sheet as current assets. Investments at December 31, 1996 consist of U.S. Treasury Bills.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-

                           TRI-CITY MECHANICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of the Offering.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

                           TRI-CITY MECHANICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES   --------------------
                                          IN YEARS       1995       1996
                                        ------------   ---------  ---------
Transportation equipment.............          5       $     521  $     623
Machinery and equipment..............         10             639        680
Computer and telephone equipment.....          5             121        157
Leasehold improvements...............          5              48         48
Furniture and fixtures...............          6              54         54
                                                       ---------  ---------
                                                           1,383      1,562
Less -- Accumulated depreciation.....                       (875)      (906)
                                                       ---------  ---------
     Property and equipment, net.....                  $     508  $     656
                                                       =========  =========

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                DECEMBER 31,
                                       -------------------------------
                                         1994       1995       1996
                                       ---------  ---------  ---------
Balance at beginning of year.........  $     100  $     130  $     130
Additions to costs and expenses......        184          1         48
Deductions for uncollectible
  receivables written off and
  recoveries.........................       (154)        (1)      (148)
                                       ---------  ---------  ---------
                                       $     130  $     130  $      30
                                       =========  =========  =========

     Accounts payable and accrued expenses consist of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
Accounts payable, trade.................  $   2,178  $   1,749
Accrued compensation and benefits.......        181         97
Warranty reserve........................        301        278
Other accrued expenses..................         23         55
                                          ---------  ---------
                                          $   2,683  $   2,179
                                          =========  =========

                           TRI-CITY MECHANICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Installation contracts in progress are as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Costs incurred on contracts in
  progress...........................  $  14,659  $   8,615
Estimated earnings, net of losses....      3,865      2,471
                                       ---------  ---------
                                          18,524     11,086
Less -- Billings to date.............     20,425     11,465
                                       ---------  ---------
                                       $  (1,901) $    (379)
                                       =========  =========
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts..............  $     306  $     288
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts..............     (2,207)      (667)
                                       ---------  ---------
                                       $  (1,901) $    (379)
                                       =========  =========

5.  LONG-TERM DEBT:

     The Company has a $1.0 million line of credit with a financial services company. The line of credit expires October 31, 1997, and bears interest at 9 percent per annum. The line of credit is secured by a lien on accounts receivable. There was no balance outstanding under this line of credit at December 31, 1995 or 1996.

6.  LEASES:

     The Company leases facilities from a company which is wholly owned by one of the shareholders. The lease expires June 30, 1998. The rent paid under this related-party lease was approximately $109,000 for the year ended 1996. The lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The lease contains renewal and termination provisions.

     The Company leases vehicles for certain key members of management. The leases expire October 1, 1999. The lease payments under these vehicle leases were approximately $6,000, $15,000 and $16,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Future minimum lease payments for operating leases are as follows (in thousands):

Year ending December 31 --
     1997............................  $     142
     1998............................         65
     1999............................          3
                                       ---------
                                       $     210
                                       =========

7.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a 401(k) plan. The plan provides for the Company to match 20 percent of the first 6 percent contributed by each employee. Total contributions by the Company under this plan were approximately $13,000, $22,000 and $24,000 during 1994, 1995 and 1996, respectively. Amounts due to this plan were approximately $ --, $ -- and $4,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                           TRI-CITY MECHANICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  RELATED-PARTY TRANSACTIONS:

     The Company provides accounting services and building maintenance at no cost to Nothum Properties & SMAC companies which are wholly owned by the shareholders. The estimated value of the services provided during the years ended December 31, 1994, 1995 and 1996 was $25,000, $28,000 and $30,000,
respectively.

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

10.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, investments, and a line of credit. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

11.  SALES TO SIGNIFICANT CUSTOMER:

     For the years ended December 31, 1994, 1995 and 1996, a customer accounted for approximately 17, 11 and 11 percent, respectively, of the Company's sales.

12.  SHAREHOLDERS' EQUITY:

     As of June 30, 1997, the Company distributed $6,846,000 from the Company's S Corporation accumulated adjustment account. The Company distributed approximately $388,000 subsequent to the merger which has been reflected in the accompanying financial statements.

13.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     Concurrently with the merger, the Company entered into agreements with the shareholders to lease land and buildings used in the Company's operations for a negotiated amount and term.

     Tri-City has a commitment with a limited liability corporation owned by Mr. Nothum, Jr. and his father to construct new office, operations and warehouse facilities. The Company believes that the rent for its current and future property does not and will not exceed fair market value.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To S. M. Lawrence Inc.:

     We have audited the accompanying combined balance sheets of S. M. Lawrence Inc. and related company as of October 31, 1995 and 1996, and the related combined statements of operations, shareholders' equity and cash flows for the three years ended October 31, 1996, and the eight months ended June 30, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of S. M. Lawrence Inc. and related company as of October 31, 1995 and 1996, and the results of their operations and their cash flows for the three years ended October 31, 1996, and the eight months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                    S. M. LAWRENCE INC. AND RELATED COMPANY
                            COMBINED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              OCTOBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $     680  $     327
     Accounts receivable --
          Trade.........................      1,457      2,493
          Retainage.....................        454        896
          Other receivables.............          1          1
     Note receivable from shareholder...         50         75
     Inventories........................        215        253
     Costs and estimated earnings in
      excess of billings on
       uncompleted contracts............         66        358
     Prepaid expenses and other current
      assets............................         39         61
                                          ---------  ---------
               Total current assets.....      2,962      4,464
PROPERTY AND EQUIPMENT, net.............        459        644
OTHER NONCURRENT ASSETS.................        138        132
                                          ---------  ---------
               Total assets.............  $   3,559  $   5,240
                                          =========  =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit.....................  $      10  $  --
     Note payable to affiliate..........     --         --
     Accounts payable and accrued
      expenses..........................      1,153      2,737
     Income tax payable.................     --         --
     Billings in excess of costs and
      estimated earnings on
       uncompleted contracts............        299        344
                                          ---------  ---------
               Total current
                 liabilities............      1,462      3,081
LONG-TERM DEBT, net of current
  maturities............................     --         --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value, 3,000
      shares authorized, 1,480 shares
      issued and outstanding............        161        161
     Treasury stock, at cost............        (15)       (15)
     Retained earnings..................      1,951      2,013
                                          ---------  ---------
               Total shareholders'
                 equity.................      2,097      2,159
                                          ---------  ---------
               Total liabilities and
                 shareholders' equity...  $   3,559  $   5,240
                                          =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             EIGHT MONTHS
                                                                                ENDED
                                              YEARS ENDED OCTOBER 31,          JUNE 30,
                                          -------------------------------    ------------
                                            1994       1995       1996           1997
                                          ---------  ---------  ---------    ------------
REVENUES................................  $  12,758  $  12,568  $  17,163      $ 11,575
COST OF SERVICES........................      9,797      9,142     12,211         8,156
                                          ---------  ---------  ---------    ------------
     Gross profit.......................      2,961      3,426      4,952         3,419
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................      2,849      3,477      4,885         3,460
                                          ---------  ---------  ---------    ------------
  Income (loss) from operations.........        112        (51)        67           (41)
OTHER INCOME (EXPENSE):
  Interest income, net..................         32         55         47             3
  Other.................................        (41)        34          8            39
                                          ---------  ---------  ---------    ------------
INCOME (LOSS) BEFORE INCOME TAXES.......        103         38        122             1
PROVISION (BENEFIT) FOR INCOME TAXES....         50         30         60        --
                                          ---------  ---------  ---------    ------------
NET INCOME (LOSS).......................  $      53  $       8  $      62      $      1
                                          =========  =========  =========    ============

    The accompanying notes are an integral part of these combined financial statements.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          COMMON STOCK                                     TOTAL
                                       ------------------    RETAINED     TREASURY     SHAREHOLDERS'
                                        SHARES     AMOUNT    EARNINGS       STOCK         EQUITY
                                       ---------   ------    ---------    ---------    -------------
BALANCE, October 31, 1993............      1,480   $ 161      $ 1,890       $ (15)        $ 2,036
     Net income......................     --        --             53       --                 53
                                       ---------   ------    ---------    ---------    -------------
BALANCE, October 31, 1994............      1,480     161        1,943         (15)          2,089
     Net income......................     --        --              8       --                  8
                                       ---------   ------    ---------    ---------    -------------
BALANCE, October 31, 1995............      1,480     161        1,951         (15)          2,097
     Net income......................     --        --             62       --                 62
                                       ---------   ------    ---------    ---------    -------------
BALANCE, October 31, 1996............      1,480     161        2,013         (15)          2,159
     Net income......................     --        --              1       --                  1
                                       ---------   ------    ---------    ---------    -------------
BALANCE, June 30, 1997...............      1,480   $ 161      $ 2,014       $ (15)        $ 2,160
                                       =========   ======    =========    =========    =============

    The accompanying notes are an integral part of these combined financial statements.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           YEARS ENDED OCTOBER 31,        EIGHT MONTHS
                                       -------------------------------        ENDED
                                         1994       1995       1996       JUNE 30, 1997
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $      53  $       8  $      62       $     1
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating
     activities --
     Depreciation and amortization...        263        121        200           152
     Gain on sale of property and
       equipment.....................     --         --         --              (128)
     Changes in operating assets and
       liabilities
       (Increase) decrease in --
          Accounts receivable........        262        203     (1,502)          115
          Inventories................        (18)       (26)       (38)           42
          Costs and estimated
             earnings in excess of
             billings on uncompleted
             contracts...............         42         26       (292)           80
          Prepaid expenses and other
             assets..................         46        (13)         3          (206)
       Increase (decrease) in --.....
          Accounts payable and
             accrued expenses........       (156)       143      1,584          (778)
          Billings in excess of costs
             on uncompleted
             contracts...............         33       (171)        45           380
                                       ---------  ---------  ---------   ---------------
               Net cash provided by
                  (used in) operating
                  activities.........        525        291         62          (342)
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments of (additions to) cash
     surrender value of insurance....        (38)       (45)       (19)      --
  Sales (purchases) of property and
     equipment, net..................        (74)      (380)      (386)         (123)
                                       ---------  ---------  ---------   ---------------
               Net cash used in
                  investing
                  activities.........       (112)      (425)      (405)         (123)
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note receivable from
     shareholder.....................     --             (2)       (10)      --
  Proceeds received on note from
     shareholder.....................     --             12     --           --
  Payments on note payable to
     shareholder.....................       (181)    --         --           --
  Borrowings on long-term debt.......     --         --         --               300
                                       ---------  ---------  ---------   ---------------
               Net cash provided by
                  (used in)
                  financing
                  activities.........       (181)        10        (10)          300
                                       ---------  ---------  ---------   ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        232       (124)      (353)         (165)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        572        804        680           327
                                       ---------  ---------  ---------   ---------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     804  $     680  $     327       $   162
                                       =========  =========  =========   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $      14  $  --      $       5       $--
     Income taxes....................     --             16         14       --

    The accompanying notes are an integral part of these combined financial statements.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     S.M. Lawrence Inc., a Tennessee corporation (the "Company") focuses on providing "design and build" installation services and process piping primarily for industrial facilities and maintenance, repair and replacement of commercial and industrial HVAC systems. S.M. Lawrence primarily operates in Tennessee and the immediately surrounding states.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The financial statements include the accounts and results of operations of S.M. Lawrence Inc. and Lawrence Services, Inc. which are under common control and management of two individuals. All significant intercompany transactions and balances have been eliminated in combination.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using an accelerated method of depreciation. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

WARRANTY COSTS

     The Company warrants labor and parts for one year after installation of new air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED         OCTOBER 31,
                                        USEFUL LIVES   --------------------
                                          IN YEARS       1995       1996
                                        ------------   ---------  ---------
Transportation equipment.............      5           $     774  $     907
Machinery and equipment..............      7                 648        677
Furniture and fixtures...............      5                 145        210
Leasehold improvements...............      32                122        231
Construction in process..............                         81     --
                                                       ---------  ---------
                                                           1,770      2,025
Less -- Accumulated depreciation and
  amortization.......................                     (1,311)    (1,381)
                                                       ---------  ---------
          Property and equipment,
             net.....................                  $     459  $     644
                                                       =========  =========

                     S.M. LAWRENCE INC. AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts payable and accrued expenses consist of the following (in thousands):

                                           OCTOBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Accounts payable, trade..............  $     620  $   1,560
Accrued compensation and benefits....        466      1,091
Other accrued expenses...............         67         86
                                       ---------  ---------
                                       $   1,153  $   2,737
                                       =========  =========

     Installation contracts in progress are as follows (in thousands):

                                           OCTOBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Costs incurred on contracts in
  progress...........................  $  13,475  $  15,503
Estimated earnings, net of losses....      4,193      5,641
                                       ---------  ---------
                                          17,668     21,144
Less -- Billings to date.............     17,901     21,130
                                       ---------  ---------
                                       $    (233) $      14
                                       =========  =========
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts..............  $      66  $     358
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts..............       (299)      (344)
                                       ---------  ---------
                                       $    (233) $      14
                                       =========  =========

5.  LINE OF CREDIT:

     The Company had an unsecured bank line of credit at October 31, 1995 and 1996, with an outstanding balance of $0 for all years. The available balance was $800,000 for 1995 and $850,000 for 1996. The line of credit is secured by guarantees and is payable upon demand. Interest is payable on the line of credit at prime plus 1 percent.

6.  LEASES:

     The Company leases facilities from a company which is owned by one of the shareholders. The lease is for a one-year period and is renewed annually. For each year ended October 31, 1994, 1995 and 1996, the rent expense under this related-party lease was $110,400, and $74,000 for the eight months ended June 30, 1997.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES:

     Federal and state income taxes are as follows (in thousands):

                                                       OCTOBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
Federal --
     Current............................   $      25    $      24    $      54
     Deferred...........................          17            1           (3)
State --
     Current............................           5            4           10
     Deferred...........................           3            1           (1)
                                                 ---          ---          ---
                                           $      50    $      30    $      60
                                                 ===          ===          ===

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes for 1994 and 1995 and 35 percent for 1996 as follows (in thousands):

                                                       OCTOBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
Provision at the statutory rate.........   $      35    $      13    $      39
Increase resulting from --
     State income tax, net of benefits
       for federal deduction............           5            3            6
     Other..............................          10           14           15
                                                 ---          ---          ---
                                           $      50    $      30    $      60
                                                 ===          ===          ===

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following (in thousands):

                                                OCTOBER 31,
                                          ------------------------
                                             1995         1996
                                          -----------  -----------
Accruals and reserves not deductible
  until paid............................   $      (1)   $       2
                                                 ---          ---
Net deferred income tax assets
  (liabilities).........................   $      (1)   $       2
                                                 ===          ===

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                OCTOBER 31,
                                          ------------------------
                                             1995         1996
                                          -----------  -----------
Deferred tax assets --
     Current............................   $  --        $       2
                                                 ---          ---
          Total.........................      --                2
                                                 ---          ---
Deferred tax liabilities --
     Current............................          (1)      --
                                                 ---          ---
          Total.........................          (1)      --
                                                 ---          ---
          Net deferred income tax assets
             (liabilities)..............   $      (1)   $       2
                                                 ===          ===

                     S.M. LAWRENCE INC. AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

8.  RELATED-PARTY TRANSACTIONS:

     The Company loans one of the shareholders money annually. In 1994, the shareholder signed a promissory note for $44,695 to be paid on demand, accruing interest at eight percent. The entire balance remained outstanding at year-end 1994. The entire note was repaid during fiscal year 1995. In fiscal year 1995, the shareholder signed a promissory note for $50,435 to be paid on demand, accruing interest at eight percent. The entire amount remained outstanding at year-end 1995. The entire note was repaid during fiscal year 1996. In 1996, the shareholder signed a promissory note for $75,435 to be paid on demand, accruing interest at eight percent. The entire balance remained outstanding at year-end 1996.

     The Company entered into a non-compete agreement with a former major shareholder on November 1, 1991 for $542,562. Under this agreement, the former shareholder agreed not to compete with the Company for a period of 36 months beginning with November 1, 1991. The principal to be paid was recorded as an asset and was fully amortized over 36 months. The last payment of $180,854 was made during fiscal 1994.

     In September 1995, the Company entered into an agreement to purchase equipment from a related party. The terms of the agreement included a $2,776 cash down payment and a note payable due in one year for $11,852. Payments on the note were $1,975 and $9,877 during 1995 and 1996, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

     The Company has adopted a partially self-funded medical plan. Under this plan, the Company pays up to $20,000 per year per employee. The Company's insurance copay pays the remaining amount. For the years ended December 31, 1994, 1995, and 1996 the Company contributed $102,647, $82,866 and $143,788, respectively. For the eight months ended June 30, 1997, the Company contributed $114,000. For claims incurred but not yet reported the Company accrued $25,000 for the years ended December 31, 1995 and 1996.

10.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a 401(k) retirement plan which provides for 100 percent matching contribution by the Company, up to a maximum liability of 5 percent of each participating employee's annual compensation. The Company has the right to make additional discretionary contributions. Total contributions by the Company under this plan to provide contributions and pay expenses were $57,434, $141,105 and $368,377 during 1994, 1995, and 1996, respectively, and approximately $111,000 for the eight months ended June 30, 1997. Amounts due to this plan were approximately $117,508 and $397,000 for the years ended December 31, 1995 and 1996, respectively, and approximately $98,000 for the eight months ended June 30, 1997.

                     S.M. LAWRENCE INC. AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

11.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, notes receivable, investments, notes payable and a line of credit. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

12.  SALES TO SIGNIFICANT CUSTOMER:

     During 1996, one customer accounted for approximately 19 percent of the Company's sales.

13.  INVESTMENT IN AIRCRAFT

     In December 1996, the Company entered into an agreement to purchase a one-third interest in an investment. The investment is a partnership and will own an aircraft, available for use by any of the partners. The Company's cost for this investment was $100,000. In connection with the agreement, the Company signed a note payable to the partnership on December 31, 1996 for $100,000 with interest of 7 percent. This note was fully paid in 1997.

14.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company

     Concurrently with the merger, the Company entered into agreements with the shareholders to lease land and buildings used in the Company's operations for $125,000 for a one-year period beginning January 1, 1998.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Accurate Air Systems, Inc.:

     We have audited the accompanying balance sheets of Accurate Air Systems, Inc. as of June 30, 1995, December 31, 1995 and 1996, and the related statements of operations, shareholder's equity and cash flows for each of the years ended June 30, 1994 and 1995, for the six months ended December 31, 1995, for the year ended December 31, 1996, and for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accurate Air Systems, Inc., as of June 30, 1995, December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1994 and 1995, for the six months ended December 31, 1995, for the year ended December 31, 1996, and for the six months ended June 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                           ACCURATE AIR SYSTEMS, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                           JUNE 30,    DECEMBER 31,    DECEMBER 31,
                                             1995          1995            1996
                                           --------    ------------    ------------
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............    $   50        $   33          $   79
  Accounts receivable --
       Trade, net of allowance of $70,
          $70, and $33, respectively....     1,385         1,671           1,778
       Retainage........................       550           321             725
       Other receivables................         8            16              18
  Inventories...........................       122           129             104
  Costs and estimated earnings in excess
     of billings on uncompleted
     contracts..........................       275           212             231
  Prepaid expenses and other current
     assets.............................       181            81          --
                                           --------    ------------    ------------
       Total current assets.............     2,571         2,463           2,935
PROPERTY AND EQUIPMENT, net.............       804         1,014             925
DEFERRED TAX ASSET......................        14        --              --
                                           --------    ------------    ------------
       Total assets.....................    $3,389        $3,477          $3,860
                                           ========    ============    ============

  LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
     debt...............................    $   88        $  109          $   42
  Accounts payable and accrued
     expenses...........................     1,707         1,355           1,236
  Line of credit........................       374           600             500
  Note payable -- shareholder...........     --           --                 630
  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts..........................       229           206             312
                                           --------    ------------    ------------
       Total current liabilities........     2,398         2,270           2,720
LONG-TERM DEBT, net of current
  maturities............................        56           175             133
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock $1 par, 250,000 shares
     authorized, 1,000 shares issued and
     outstanding........................         1             1               1
  Retained earnings.....................       934         1,031           1,006
                                           --------    ------------    ------------
       Total shareholder's equity.......       935         1,032           1,007
                                           --------    ------------    ------------
       Total liabilities and
          shareholder's equity..........    $3,389        $3,477          $3,860
                                           ========    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           ACCURATE AIR SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                        YEARS ENDED JUNE 30,     SIX MONTHS                     SIX MONTHS
                                                                   ENDED         YEAR ENDED       ENDED
                                        --------------------    DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                          1994        1995          1995            1996           1997
                                        --------    --------    ------------    ------------    ----------
REVENUES.............................    $9,763     $ 12,171       $5,585         $ 16,806        $6,204
COSTS OF SERVICES....................     7,204        8,998        4,312           13,270         4,776
                                        --------    --------    ------------    ------------    ----------
     Gross profit....................     2,559        3,173        1,273            3,536         1,428
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     2,681        2,960        1,131            3,037         1,200
                                        --------    --------    ------------    ------------    ----------
     Income (Loss) from
       operations....................      (122)         213          142              499           228
OTHER INCOME/(EXPENSE):
     Interest expense................       (21)         (48)         (41)             (80)          (65)
     Other...........................        (9)          (9)          (4)              14             7
                                        --------    --------    ------------    ------------    ----------
INCOME (LOSS) BEFORE INCOME TAXES....      (152)         156           97              433           170
                                        --------    --------    ------------    ------------    ----------
PROVISION (BENEFIT) FOR INCOME
  TAXES...............................       (54)          60       --               --             --
                                        --------    --------    ------------    ------------    ----------
NET INCOME (LOSS)....................    $  (98)    $     96       $   97         $    433        $  170
                                        ========    ========    ============    ============    ==========

   The accompanying notes are an integral part of these financial statements.

                           ACCURATE AIR SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          COMMON STOCK                         TOTAL
                                        -----------------     RETAINED     SHAREHOLDER'S
                                        SHARES     AMOUNT     EARNINGS        EQUITY
                                        ------     ------     --------     -------------
BALANCE, June 30, 1993...............    1,000      $  1       $  941         $   942
     Net loss........................     --        --            (98)            (98)
                                        ------     ------     --------     -------------
BALANCE, June 30, 1994...............    1,000         1          843             844
     Distribution to shareholder.....     --        --             (5)             (5)
     Net income......................     --        --             96              96
                                        ------     ------     --------     -------------
BALANCE, June 30, 1995...............    1,000         1          934             935
     Net income......................     --        --             97              97
                                        ------     ------     --------     -------------
BALANCE, December 31, 1995...........    1,000         1        1,031           1,032
     Distributions to shareholder....     --        --           (458)           (458)
     Net income......................     --        --            433             433
                                        ------     ------     --------     -------------
BALANCE, December 31, 1996...........    1,000      $  1       $1,006         $ 1,007
     Distributions to shareholders...     --        --           (101)           (101)
     Net income......................     --        --            170             170
                                        ------     ------     --------     -------------
BALANCE, June 30, 1997...............    1,000      $  1       $1,075         $ 1,076
                                        ======     ======     ========     =============

   The accompanying notes are an integral part of these financial statements.

                           ACCURATE AIR SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                       YEAR ENDED JUNE 30,    SIX MONTHS                   SIX MONTHS
                                                                ENDED        YEAR ENDED      ENDED
                                       --------------------  DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                         1994       1995         1995           1996          1997
                                       ---------  ---------  ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $     (98) $      96     $   97         $  433        $  170
  Adjustments to reconcile net income
     (loss) to net cash
     provided by (used in) operating
     activities --
     Depreciation and amortization...        128        124         85            186           110
     Deferred income tax provision...       (150)       (70)        81         --             --
     Changes in operating assets and
      liabilities --
       (Increase) decrease in --
          Accounts receivable........        127       (395)       (66)          (513)          (16)
          Costs and estimated
           earnings in excess of
           billings on uncompleted
           contracts.................        (90)       (58)        63            (19)          (99)
          Prepaid expenses and other
           current assets............         (1)       (44)        31             81           (12)
          Inventories................        (22)       (16)        (7)            25           (37)
       Increase (decrease) in --
          Accounts payable and
           accrued expenses..........        365        419       (350)          (119)          278
          Billings in excess of costs
             and estimated earnings
             on uncompleted
             contracts...............         64        119        (22)           106          (162)
                                       ---------  ---------  ------------   ------------   ----------
       Net cash provided by (used in)
         operating activities........        323        175        (88)           180           232
                                       ---------  ---------  ------------   ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchase) of property and
   equipment.........................       (100)      (347)      (295)           (97)          (52)
                                       ---------  ---------  ------------   ------------   ----------
       Net cash provided by (used in)
         investing activities........       (100)      (347)      (295)           (97)          (52)
                                       ---------  ---------  ------------   ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.......     --            183        192         --               239
  Payments of long-term debt.........       (186)       (39)       (52)          (109)        --
  Borrowings of short-term debt......     --         --         --                630         --
  Borrowings on line of credit.......         50     --            226         --             --
  Payments on line of credit.........     --            (76)    --               (100)        --
  Distributions to shareholder.......     --             (5)    --               (458)         (290)
                                       ---------  ---------  ------------   ------------   ----------
       Net cash provided by (used in)
         financing activities........       (136)        63        366            (37)          (51)
                                       ---------  ---------  ------------   ------------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................         87       (109)       (17)            46           129
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         72        159         50             33            79
                                       ---------  ---------  ------------   ------------   ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     159  $      50     $   33         $   79        $  208
                                       =========  =========  ============   ============   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $      21  $      48     $   41         $   79        $   66
     Income taxes....................         53         34     --             --             --

   The accompanying notes are an integral part of these financial statements.

                           ACCURATE AIR SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Accurate Air Systems, Inc., a Texas corporation, (the "Company") focuses on providing "design and build" installation services and maintenance, repair and replacement of HVAC systems for commercial facilities. Accurate primarily operates in Texas and Oklahoma.

     The Company and its shareholder intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort
Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CHANGE IN FISCAL YEAR END

     Effective July 1, 1995, the Company changed its fiscal year end from June 30 to December 31. The statements of operations, shareholder's equity and cash flows for the six months ended December 31, 1995 are presented in the accompanying financial statements. The results of operations for the six month period are not necessarily indicative of the results for a full year period.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the weighted-average method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 90 days after the servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     Effective July 1, 1995, the Company elected S Corporation status as defined by the Internal Revenue Code whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, each shareholder reports his share of the Company's taxable earnings or losses in his personal federal and state tax returns. The balance in the deferred tax liability account at July 1, 1995 was credited to income during the six month period ended December 31, 1995.

     Prior to July 1, 1995, the Company followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes were recorded based upon differences between the financial reporting and tax bases of assets and liabilities and were measured using the enacted tax rates and laws that would have been in effect when the underlying assets or liabilities were recovered or settled.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED                      DECEMBER 31,
                                        USEFUL LIVES     JUNE 30,   --------------------
                                          IN YEARS         1995       1995       1996
                                        ------------     --------   ---------  ---------
Land.................................       --            $  200    $     200  $     200
Buildings............................      31.5              205          213        213
Transportation equipment.............       5                414          336        241
Machinery and equipment..............     5 - 7              262          477        510
Leasehold improvements...............    15 - 18              57           60         61
Furniture and fixtures...............     5 - 7               74          122        133
                                                         --------   ---------  ---------
Less -- Accumulated depreciation and
  amortization.......................                       (408)        (394)      (433)
                                                         --------   ---------  ---------
     Property and equipment, net.....                     $  804    $   1,014  $     925
                                                         ========   =========  =========

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS):

     Activity in the Company's allowance for doubtful accounts consist of the following:

                                                       DECEMBER 31,
                                        JUNE 30,   --------------------
                                          1995       1995       1996
                                        --------      ---     ---------
Balance at beginning of year.........     $ 57     $      70  $      70
Additions to costs and expenses......       19        --         --
Deductions for uncollectible
  receivables written off and
  recoveries.........................       (6)       --            (37)
                                           ---           ---  ---------
                                          $ 70     $      70  $      33
                                           ===           ===  =========

     Accounts payable and accrued expenses consist of the following:

                                                       DECEMBER 31,
                                        JUNE 30,   --------------------
                                          1995       1995       1996
                                        --------   ---------  ---------
Accounts payable, trade..............    $  537    $     871  $     685
Accrued compensation and benefits....       509          179        288
Other accrued expenses...............       575          243        190
Warranty reserve.....................        86           62         73
                                        --------   ---------  ---------
                                         $1,707    $   1,355  $   1,236
                                        ========   =========  =========

     Installation contracts in progress are as follows:

                                                       DECEMBER 31,
                                        JUNE 30,   --------------------
                                          1995       1995       1996
                                        --------   ---------  ---------
Costs incurred on contracts in
progress.............................    $4,113    $   2,468  $   5,514
Estimated earnings, net of losses....     1,428          726      1,760
Less -- Billings to date.............     5,495        3,188      7,355
                                        --------   ---------  ---------
                                         $   46    $       6  $     (81)
                                        ========   =========  =========
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................    $  275    $     212  $     231
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................      (229)        (206)      (312)
                                        --------   ---------  ---------
                                         $   46    $       6  $     (81)
                                        ========   =========  =========

5.  SHORT-TERM DEBT:

     On October 15, 1996, the Company executed a renewal and extension of its revolving line of credit with its bank. The new agreement provides for maximum borrowings of up to $900,000 with interest payable monthly on the amount outstanding at the rate of prime plus one percent, not to exceed 18 percent. The agreement provides that the Company may borrow up to 70 percent of its accounts receivable that are less than sixty days past due. The revolving line of credit is secured by accounts receivable and the personal guaranty of the sole shareholder, and requires the Company to maintain certain minimum tangible net worth and cash flow ratios. Balances outstanding relating to the line are approximately $374,000, $600,000, and $500,000 as of June 30, 1995, and December 31, 1995 and 1996, respectively. The Company was in compliance with all covenants at each applicable year end.

     On December 27, 1996, the Company borrowed $630,000 from the Company's shareholder. Interest is payable monthly at a rate of 9 percent on the outstanding balance. The note matures on June 30, 1997. The entire balance was outstanding as of December 31, 1996.

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM DEBT:

                                                       DECEMBER 31,
                                        JUNE 30,   --------------------
                                          1995       1995       1996
                                        --------   ---------  ---------
                                                (IN THOUSANDS)
Note payable, secured by real estate,
  payable in twenty-four installments
  of $2,540 including interest at
  9.50% per annum with the final
  payment due January 28, 1997.......    $   44    $      31  $  --
Notes payable, secured by
  transportation and operating
  equipment, monthly installments of
  various amounts, including interest
  at rates ranging from 9.00% to
  9.75% per annum until 1997.........       100           69         21
Note payable, secured by operating
  equipment, payable in thirty-five
  installments of $3,177 including
  interest at a rate of prime plus
  one percent. A final payment of
  $128,696 due on August 1, 1998.....     --             184        154
                                        --------   ---------  ---------
                                            144          284        175
Less -- Current maturities...........        88          109         42
                                        --------   ---------  ---------
                                         $   56    $     175  $     133
                                        ========   =========  =========

     The aggregate maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

1997.................................  $      42
1998.................................        133
                                       ---------
                                       $     175
                                       =========

7.  LEASES:

     The Company leases facilities from a company which is partially owned by the shareholder. The lease expires in April 1999. The rent paid under this related-party lease was approximately $15,000, $60,000, $30,000 and $60,000 for the years ended June 30, 1994 and 1995, the six months ended December 31, 1995 and the year ended December 31, 1996 respectively. The Company also leased a facility from a third party, which expired on December 31, 1996. The rent paid under this lease was approximately $12,000, $12,000, $6,000 and $13,200 for the years ended June 30, 1994 and 1995, the six months ended December 31, 1995, and the year ended December 31, 1996, respectively. The leases require the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.

     The Company also leases vehicles for operations which expire in 1998. The payments under these vehicle leases were approximately $--, $1,400, $26,000, $94,000, and $103,000, for the years ended June 30, 1994 and 1995, the six months ended December 31, 1995, the year ended December 31, 1996, and the six months ended June 30, 1997, respectively.

     Concurrently with the merger, the Company entered into new agreements with a company partially owned by the shareholder to lease land and buildings owned by such party used in the Company's operations for $84,700 per year for five years commencing on June 27, 1997.

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments for operating leases are as follows (in thousands):

                                           DECEMBER 31,
                                               1996
                                           ------------
Year Ended
     1997...............................      $  197
     1998...............................          60
     1999...............................          15
                                           ------------
                                              $  272
                                           ============

8.  INCOME TAXES (IN THOUSANDS):

     Federal and state income taxes are as follows:

                                          YEAR ENDED JUNE 30,
                                          --------------------
                                            1994       1995
                                          ---------  ---------
Federal --
     Current............................  $     (37) $     111
     Deferred...........................         (9)       (60)
State --
     Current............................         (7)        20
     Deferred...........................         (1)       (11)
                                          ---------  ---------
                                          $     (54) $      60
                                          =========  =========

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 34 percent to income before income taxes as follows:

                                          YEAR ENDED JUNE 30,
                                          --------------------
                                            1994       1995
                                          ---------  ---------
Provision at the statutory rate.........  $     (52) $      53
Increase (decrease) resulting from --
     State income tax, net of benefit
      for federal deduction.............         (2)         6
     Other..............................         --          1
                                          ---------  ---------
                                          $     (54) $      60
                                          =========  =========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                        JUNE 30,
                                          1995
                                        --------
Depreciation and amortization........    $   14
Accruals and reserves not deductible
  until paid.........................       121
State taxes..........................        (4)
Cash to accrual adjustments..........       (50)
                                        --------
Net deferred income tax assets.......    $   81
                                        ========

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The net deferred tax assets and liabilities are comprised of the following:

                                        JUNE 30,
                                          1995
                                        --------
Deferred tax assets --
     Current.........................    $  114
     Long-term.......................        14
                                        --------
          Total......................       128
                                        --------
Deferred tax liabilities --
     Current.........................        47
     Long-term.......................     --
                                        --------
          Total......................        47
                                        --------
          Net deferred income tax
              assets.................    $   81
                                        ========

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

     Effective January 1, 1995, the Company became self-insured for medical claims up to $30,000 per year per covered individual per event. Claims in excess of these amounts are covered by a stop-loss policy. The Company has recorded reserves for self-insured claims based on estimated claims incurred through June 30, 1995, six months ended December 31, 1995 and the year ended December 31, 1996.

10.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a 401(k) plan which provides for 10 percent matching contributions by the Company, up to a maximum of 6 percent of each participating employee's annual compensation. The Company has the right to make additional discretionary contributions. Employees become 100 percent vested in the employer's contribution after 7 years of service. Total contributions by the Company under this plan to provide contributions and pay expenses were approximately $118,000, $131,000, $12,000 and $199,000 during the years ended June 30, 1994 and 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively. Amounts due to this plan were approximately $109,000, $--and $173,000 for the year ended June 30, 1995, the six months ended December 31, 1995 and the year ended December 31, 1996, respectively.

     The Company also adopted a discretionary profit-sharing plan under which the Company may contribute up to 25 percent of a participant's compensation, up to a maximum contribution of $30,000. Employees become 100 percent vested in the employer's contributions after 7 years of service. The Company's contributions and administrative expenses were approximately $5,000, $8,000, $-- and $--, for the years ended June 30, 1994 and 1995, and six months ended December 31, 1995 and the year ended December 31, 1996, respectively.

                           ACCURATE AIR SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, notes payable, a line of credit, and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

12.  CAPITAL STOCK:

     In addition to the 250,000 authorized shares of $1 par value voting common stock, the Company has the following classes of authorized capital stock. None of these three classes have been issued.

                                          SHARES          PAR
                                        AUTHORIZED       VALUE
                                        -----------      ------
Nonvoting Common.....................     250,000         $  1
Voting Preferred.....................     250,000         $  1
Nonvoting Preferred..................     250,000         $  1

     In connection with the merger, the Company transferred certain assets to the shareholder, consisting of land, buildings, and automobiles, with a total carrying value of approximately $370,000 as of June 30, 1997. The Company also distributed approximately $101,000 to its shareholder as of June 30, 1997.

13.  SALES TO SIGNIFICANT CUSTOMERS:

     For the years ended June 30, 1994 and 1995, the six months ended December 31, 1995, and year ended December 31, 1996 one customer accounted for approximately 12, 25, 13, and 0 percent, respectively, of the Company's revenue.

14.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholder entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eastern Heating and Cooling, Inc.:

     We have audited the accompanying balance sheet of Eastern Heating and Cooling, Inc., as of December 31, 1996, and the related statements of operations, shareholder's equity and cash flows for the year then ended, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Heating and Cooling, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, and the six months ended June 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                       EASTERN HEATING AND COOLING, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                        DECEMBER 31,
                                            1996
                                        ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $   83
     Accounts receivable --
          Trade, net of allowance of
           $25.......................       1,214
          Retainage..................          43
          Other receivables..........          13
     Inventories.....................         100
     Costs and estimated earnings in
      excess of billings on
       uncompleted contracts.........          66
     Prepaid expenses and other
      current assets.................      --
                                        ------------
               Total current
                assets...............       1,519
PROPERTY AND EQUIPMENT, net..........         604
OTHER NONCURRENT ASSETS..............         144
                                        ------------
               Total assets..........      $2,267
                                        ============
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................      $  302
     Accounts payable and accrued
      expenses.......................         826
     Line of credit..................         140
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........         102
                                        ------------
               Total current
                liabilities..........       1,370
PAYABLE TO SHAREHOLDER...............      --
LONG-TERM DEBT, net of current
  maturities.........................         431
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
     Common stock, no par value, 200
      shares authorized, 100 shares
      issued and outstanding.........          50
     Retained earnings...............         416
                                        ------------
               Total shareholder's
                equity...............         466
                                        ------------
               Total liabilities and
                shareholder's
                equity...............      $2,267
                                        ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN HEATING AND COOLING, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        SIX MONTHS
                                         YEAR ENDED       ENDED
                                        DECEMBER 31,     JUNE 30,
                                            1996           1997
                                        ------------    ----------
REVENUES.............................     $  7,944        $3,465
COST OF SERVICES.....................        5,276         2,112
                                        ------------    ----------
     Gross profit....................        2,668         1,353
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        2,237         1,144
                                        ------------    ----------
     Income from operations..........          431           209
OTHER INCOME (EXPENSE):
     Interest expense................          (87)          (43)
     Other...........................           40            34
                                        ------------    ----------
NET INCOME...........................     $    384        $  200
                                        ============    ==========

   The accompanying notes are an integral part of these financial statements.

                       EASTERN HEATING AND COOLING, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          COMMON STOCK                      TOTAL
                                        ----------------    RETAINED    SHAREHOLDER'S
                                        SHARES    AMOUNT    EARNINGS       EQUITY
                                        ------    ------    --------    -------------
BALANCE, December 31, 1995...........      100     $ 50      $  356        $   406
     Distributions to shareholder....     --       --          (324)          (324)
     Net income......................     --       --           384            384
                                        ------    ------    --------    -------------
BALANCE, December 31, 1996...........      100     $ 50      $  416        $   466
     Distributions to shareholder....     --       --          (616)          (616)
     Net income......................     --       --           200            200
                                        ------    ------    --------    -------------
BALANCE, June 30, 1997...............      100     $ 50      $--           $    50
                                        ======    ======    ========    =============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN HEATING AND COOLING, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        SIX MONTHS
                                         YEAR ENDED       ENDED
                                        DECEMBER 31,     JUNE 30,
                                            1996           1997
                                        ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................      $  384         $  200
  Adjustments to reconcile net income
    to net cash provided by operating
    activities --
    Depreciation and amortization....         144             79
    Gain on sale of property and
     equipment.......................         (31)            13
    Changes in operating assets and
     liabilities --
      (Increase) decrease in --
         Accounts receivable.........        (434)             3
         Inventories.................           4            (13)
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts.....         123           (384)
         Other noncurrent assets.....          80           (181)
      Increase (decrease) in --
         Accounts payable and accrued
           expenses..................         246            701
         Billings in excess of costs
           and estimated earnings on
           uncompleted contracts.....          10             (4)
                                        ------------    ----------
             Net cash provided by
               operating
               activities............         526            414
                                        ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and
    equipment, net...................        (224)          (126)
                                        ------------    ----------
             Net cash used in
               investing
               activities............        (224)          (126)
                                        ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.......         208            265
  Borrowings from shareholder........      --                465
  Payments of long-term debt.........        (280)         --
  Borrowings on line of credit.......         140          --
  Distributions to shareholder.......        (325)          (616)
                                        ------------    ----------
             Net cash provided by
               (used in) financing
               activities............        (257)           114
                                        ------------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................          45            402
CASH AND CASH EQUIVALENTS, beginning
  of period..........................          38             83
                                        ------------    ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................      $   83         $  485
                                        ============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
    Interest.........................      $   52         $   43

   The accompanying notes are an integral part of these financial statements.

                       EASTERN HEATING AND COOLING, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Eastern Heating and Cooling, Inc., a New York corporation, (the
"Company") focuses on providing "design and build" installation and maintenance, repair and replacement of HVAC systems for commercial and industrial facilities. Eastern also offers continuous monitoring and control systems for commercial facilities. Eastern primarily operates in the area within a 75 mile radius of Albany, New York.

     The Company and its shareholder intends to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provision in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

                       EASTERN HEATING AND COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholder reports his share of the Company's taxable earnings or losses in his personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of this Offering.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED
                                        USEFUL LIVES      DECEMBER 31,
                                          IN YEARS            1996
                                        ------------      ------------
Transportation equipment.............      7                 $  957
Machinery and equipment..............      10                    54
Computer and telephone equipment.....     3-5                     6
Leasehold improvements...............      20                    36
Furniture and fixtures...............     7-10                  126
                                                          ------------
                                                              1,179
Less -- Accumulated depreciation and
  amortization.......................                          (575)
                                                          ------------
     Property and equipment, net.....                        $  604
                                                          ============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                        DECEMBER 31,
                                            1996
                                        ------------
Balance at beginning of year.........      $   16
Additions to costs and expenses......          25
Deductions for uncollectible
  receivables written off and
  recoveries.........................         (16)
                                        ------------
                                           $   25
                                        ============

                       EASTERN HEATING AND COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expenses consist of the following (in thousands):

                                        DECEMBER 31,
                                            1996
                                        ------------
Accounts payable, trade..............      $  611
Accrued compensation and benefits....         120
Other accrued expenses...............          95
                                        ------------
                                           $  826
                                        ============

     Installation contracts in progress are as follows (in thousands):

                                        DECEMBER 31,
                                            1996
                                        ------------
Costs incurred on contracts in
  progress...........................     $    749
Estimated earnings, net of losses....          235
                                        ------------
                                               984
Less -- Billings to date.............        1,020
                                        ------------
                                          $    (36)
                                        ============

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................      $   66

Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................        (102)
                                        ------------

                                           $  (36)
                                        ============

5.  LONG-TERM DEBT:

     Long-term debt consists of the following:

     The Company has a term note payable to a financial institution with an outstanding balance of approximately $133,000 at December 31, 1996. The term note matures in April 1999, and bears interest at prime plus 2 percent (10.25 percent at December 31, 1996) which is payable along with principal of $4,583 monthly. The note is secured by substantially all assets of the Company and is guaranteed by the Company's shareholder.

     The Company has various installment notes with several financial institutions which are secured by transportation equipment. The terms of the notes range from 48 months to 60 months with monthly payments of principal and interest of approximately $12,300. The notes bear interest at rates ranging from
6.5 percent to 10.5 percent and mature from 1997 to 2001.

     The Company has a note payable to its former owner with an outstanding balance of $288,444 at December 31, 1996. The note payable was calculated using an implied interest rate of 9 percent. The note payable is due in installments of $159,385 on January 1, 1997 and $168,948 on January 1, 1998, including interest.

                       EASTERN HEATING AND COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

Year ending December 31 --
     1997............................  $     302
     1998............................        296
     1999............................         85
     2000............................         42
     2001............................          8
                                       ---------
                                       $     733
                                       =========

6.  LINE OF CREDIT:

     The Company has a $500,000 line of credit with a financial services company. The line of credit is due on demand and bears interest at prime plus 1 percent per annum (9.25 percent at December 31, 1996). The line of credit is secured by substantially all assets of the Company. The balance outstanding under this line of credit at December 31, 1996 was $140,000.

7.  LEASES:

     The Company leases a facility from a company which is 50 percent owned by the Company's shareholder. The lease expires in December 1999. The rent paid under this related-party lease was approximately $50,000 and $39,000 for the year ended December 31, 1996, and six months ended June 30, 1997, respectively.

     Additionally, the Company rents other facilities from non-related parties. Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Year Ended December 31 --
     1997...............................      $   55
     1998...............................          55
     1999...............................          50
                                           ------------
                                              $  160
                                           ============

8.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

9.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, investments, notes payable, a line of credit, and debt. The Company believes that the carrying value of these instruments on the Investment in RECC, Inc. accompanying balance sheet approximates their fair value.

                       EASTERN HEATING AND COOLING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10.  SALES TO SIGNIFICANT CUSTOMER:

     During 1996, one customer accounted for approximately 12 percent of the Company's sales.

11.  INTEREST IN RECC, INC.:

     Effective January 2, 1997, an affiliate of the Company acquired the business and certain operating assets of RECC, Inc., a New York corporation. This affiliate agreed to pay $10,000 over a period of one year.

12.  SHAREHOLDERS' EQUITY

     As of June 30, 1997, the Company distributed $454,000 from the accumulated adjustment account. The Company distributed approximately $162,000 subsequent to the merger which has been reflected in the accompanying financial statements.

13.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholder entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     Concurrently with the merger, the Company entered into agreements with the shareholders to lease land and buildings used in the Company's operations for a negotiated amount and term.

     Eastern intends to enter into a 10-year lease with 60 Loudonville Road Associates for a new building and terminate the existing lease. Eastern has agreed to install the HVAC systems in the new building at a price which the Company believes to be at a fair market value. The Company's annual rental in the new building will be at fair market value, as determined by appraisal.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Contract Service, Inc.:

     We have audited the accompanying balance sheets of Contract Service, Inc., as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1996, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contract Service, Inc., as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1996, and the six months ended June 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                             CONTRACT SERVICE, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $     116  $     207
     Accounts receivable --
          Trade, net of allowance of
            $11, $22, respectively......        651        680
          Retainage.....................         10         26
          Other.........................     --         --
     Inventories........................        306        362
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts.........................        104        110
     Prepaid expenses and other current
      assets............................         11          4
                                          ---------  ---------
          Total current assets..........      1,198      1,389
PROPERTY AND EQUIPMENT, net.............        549        642
OTHER NONCURRENT ASSETS.................         14         16
                                          ---------  ---------
          Total assets..................  $   1,761  $   2,047
                                          =========  =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................  $     100  $     100
     Accounts payable and accrued
      expenses..........................        576        691
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts.........................        149        136
                                          ---------  ---------
          Total current liabilities.....        825        927
PAYABLE TO SHAREHOLDERS.................     --         --
LONG-TERM DEBT, net of current
  maturities............................        263        429
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $1 par value, 20,000
      shares authorized, 8,946 shares
      issued and outstanding............          9          9
     Retained earnings..................        664        682
                                          ---------  ---------
          Total shareholders' equity....        673        691
                                          ---------  ---------
          Total liabilities and
            shareholders' equity........  $   1,761  $   2,047
                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

                             CONTRACT SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS
                                              YEAR ENDED DECEMBER 31,          ENDED
                                          -------------------------------     JUNE 30,
                                            1994       1995       1996          1997
                                          ---------  ---------  ---------    ----------
                                                                             (UNAUDITED)
REVENUES................................  $   6,502  $   6,361  $   7,842      $3,828
COST OF SERVICES........................      4,393      4,413      5,201       2,535
                                          ---------  ---------  ---------    ----------
               Gross profit.............      2,109      1,948      2,641       1,293
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................      1,228      1,500      1,660         865
                                          ---------  ---------  ---------    ----------
               Income from operations...        881        448        981         428
OTHER INCOME (EXPENSE):
     Interest expense...................         (5)        (9)       (29)        (43)
     Other..............................         29         38         51          16
                                          ---------  ---------  ---------
NET INCOME..............................  $     905  $     477  $   1,003      $  401
                                          =========  =========  =========    ==========

   The accompanying notes are an integral part of these financial statements.

                             CONTRACT SERVICE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                          COMMON STOCK                          TOTAL
                                       -------------------     RETAINED     SHAREHOLDERS'
                                        SHARES      AMOUNT     EARNINGS         EQUITY
                                       ---------    ------     --------     --------------
BALANCE, December 31, 1993...........      8,946     $  9       $  660          $  669
     Distributions to shareholders...     --         --           (911)           (911)
     Net income......................     --         --            905             905
                                       ---------    ------     --------     --------------
BALANCE, December 31, 1994...........      8,946        9          654             663
     Distributions to shareholders...     --         --           (467)           (467)
     Net income......................     --         --            477             477
                                       ---------    ------     --------     --------------
BALANCE, December 31, 1995...........      8,946        9          664             673
     Distributions to shareholders...     --         --           (985)           (985)
     Net income......................     --         --          1,003           1,003
                                       ---------    ------     --------     --------------
BALANCE, December 31, 1996...........      8,946        9          682             691
     Distributions to shareholders...     --         --         (1,083)         (1,083)
     Net income......................     --         --            401             401
                                       ---------    ------     --------     --------------
BALANCE, June 30, 1997...............      8,946     $  9       $--             $    9
                                       =========    ======     ========     ==============

   The accompanying notes are an integral part of these financial statements.

                             CONTRACT SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS
                                           YEAR ENDED DECEMBER 31,          ENDED
                                       -------------------------------    JUNE 30,
                                         1994       1995       1996         1997
                                       ---------  ---------  ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $     905  $     477  $   1,003     $   401
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities --
    Depreciation.....................         97        120        138          66
    Gain (loss) on sale of property
     and equipment...................          8         (5)    --          --
    Changes in operating assets and
     liabilities --
      (Increase) decrease in --
         Accounts receivable.........       (219)       (96)       (45)        (50)
         Inventories.................         20        (49)       (57)       (124)
         Costs and estimated earnings
        in excess of billings on
        uncompleted contracts........        (44)        35         (6)        (48)
         Prepaid expenses and other
        current assets...............         (9)        (2)         7          (7)
         Other noncurrent assets.....         (8)         5         (2)        (11)
      Increase (decrease) in --
         Accounts payable and accrued
        expenses.....................        (27)        (3)       115          58
         Billings in excess of costs
           and estimated earnings on
           uncompleted contracts.....         12         17        (13)         99
                                       ---------  ---------  ---------   -----------
      Net cash provided by operating
      activities.....................        735        499      1,140         384
                                       ---------  ---------  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and
   equipment.........................       (138)      (193)      (230)       (100)
                                       ---------  ---------  ---------   -----------
      Net cash used in investing
      activities.....................       (138)      (193)      (230)       (100)
                                       ---------  ---------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from shareholders.......     --         --         --             529
  Borrowings of long-term debt.......        102        201        166         327
  Distributions to shareholders......       (911)      (467)      (985)     (1,083)
  Collections of advances to officers
   and shareholders..................         86     --         --          --
                                       ---------  ---------  ---------   -----------
      Net cash (used in) financing
      activities.....................       (723)      (266)      (819)       (227)
                                       ---------  ---------  ---------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       (126)        40         91          57
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        202         76        116         207
                                       ---------  ---------  ---------   -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $      76  $     116  $     207     $   264
                                       =========  =========  =========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
    Interest.........................  $       6  $      30  $      41     $    41

   The accompanying notes are an integral part of these financial statements.

                             CONTRACT SERVICE, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Contract Service, Inc., a Utah corporation, (the "Company") focuses on providing comprehensive maintenance, repair and replacement of HVAC systems for commercial and residential facilities primarily in Utah.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems"), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation of new air conditioning and heating units. The Company generally warrants labor for 30 days after the servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

                             CONTRACT SERVICE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of the Offering.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                     ESTIMATED
                                    USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                      IN YEARS          1995            1996
                                    ------------    ------------    ------------
Transportation equipment..........    5-10             $  690          $  907
Machinery and equipment...........    5-30                126             127
Furniture and fixtures............    5-20                178             189
                                                    ------------    ------------
Less -- Accumulated depreciation..                       (445)           (581)
                                                    ------------    ------------
     Property and equipment, net..                     $  549          $  642
                                                    ============    ============

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Balance at beginning of year.........  $      11  $      11
Additions to costs and expenses......         18         26
Deductions for uncollectible
  receivables written off and
  recoveries.........................        (18)       (15)
                                       ---------  ---------
                                       $      11  $      22
                                       =========  =========

                             CONTRACT SERVICE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Accounts payable and accrued expenses consist of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Accounts payable, trade..............  $     242  $     256
Accrued compensation.................        219        312
Other accrued expenses...............        115        123
                                       ---------  ---------
                                       $     576  $     691
                                       =========  =========

     Installation contracts in progress are as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Costs incurred on contracts in
progress.............................  $   1,998  $   2,534
Estimated earnings, net of losses....        741        978
                                       ---------  ---------
                                           2,739      3,512
Less -- Billings to date.............      2,784      3,538
                                       ---------  ---------
                                       $     (45) $     (26)
                                       =========  =========

Costs and estimated earnings in
  excess
  of billings on uncompleted
  contracts..........................  $     104  $     110
Billings in excess of costs and
  estimated
  earnings on uncompleted
  contracts..........................       (149)      (136)
                                       ---------  ---------
                                       $     (45) $     (26)
                                       =========  =========

5.  LONG-TERM DEBT:

     Long-term debt consists of ten unsecured promissory notes to the Company's shareholders of which two are demand notes. All notes, except the demand notes, are due 10 years from the date of the note. The notes bear an interest rate of 10 percent. Monthly interest payments are made to the shareholders with the principal due at the date of maturity.

     The aggregate maturities of long-term debt are as follows (in thousands):

        Year ending December 31,

1997.................................  $     100
1998.................................     --
1999.................................     --
2000.................................     --
2001.................................     --
Thereafter...........................        429
                                       ---------
                                       $     529
                                       =========

6.  LEASES:

     The Company leases its facilities from a company owned by its two shareholders. The lease is currently on a month-to-month basis. The rent paid under this related-party lease was approximately $66,000, $106,000 and $120,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and approximately $65,000 for the six months ended June 30, 1997.

                             CONTRACT SERVICE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments for operating leases are as follows (in thousands):

Year ending December 31,
     1997............................  $     120
     1998............................        120
     1999............................        120
     2000............................        120
     2001............................        120
                                       ---------
                                       $     600
                                       =========

7.  RELATED-PARTY TRANSACTIONS:

     At December 31, 1994, 1995 and 1996, the Company held notes payable to the shareholders in the amount of $162,000, $363,000 and $529,000, respectively. (See Note 5.) The notes bear interest at 10 percent. Interest paid during the years ended December 31, 1994, 1995 and 1996 related to these loans was $6,000, $29,000 and $41,000, respectively, and approximately $30,000 for the six months ended June 30, 1997.

8.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal action will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

9.  EMPLOYEE BENEFIT PLAN:

     Beginning January 1, 1994, the Company adopted a 401(k) plan. The plan allows employees to contribute a portion of their gross wages into the plan as a salary deferral and requires the Company to match 25 percent of the employee contribution up to 5 percent of employee's gross wages. The Company's matching contributions for the years ended December 31, 1995 and 1996 were $17,000 and $19,000 respectively.

     The Company has also adopted a cafeteria plan pursuant to Section 125 of the Internal Revenue Code that covers all employees from 90 days after the commencement of employment. Under this plan, the employees may reduce their compensation to fund medical, dental and dependent care/day care benefits. The funds withheld are used to pay actual claims or medical insurance, based on the employees' elections.

10.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

                             CONTRACT SERVICE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11.  SHAREHOLDERS' EQUITY:

     As of June 30, 1997, the Company distributed approximately $1,083,000 which represents the Company's S Corporation accumulated adjustment account.

12. EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech Heating and Air Conditioning, Inc.:

     We have audited the accompanying combined balance sheets of Tech Heating and Air Conditioning, Inc., and related company as of December 31, 1995 and 1996, and the related combined statements of operations, shareholders' equity and cash flows for the years then ended, and the six months ended June 30, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Tech Heating and Air Conditioning, Inc., and related company as of December 31, 1995 and 1996, and the combined results of their operations and their cash flows for the years then ended, and the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                    TECH HEATING AND AIR CONDITIONING, INC.,
                              AND RELATED COMPANY
                            COMBINED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $     313  $     611
     Accounts receivable --
          Trade, net of allowance of
            $45, $40, respectively......      1,244      1,723
          Retainage.....................         92         48
          Other receivables.............     --              7
     Inventories........................         67        208
     Prepaid expenses and other current
      assets............................          7         33
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts.........................     --         --
                                          ---------  ---------
               Total current assets.....      1,723      2,630
PROPERTY AND EQUIPMENT, net.............        368        500
                                          ---------  ---------
               Total assets.............  $   2,091  $   3,130
                                          =========  =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
     debt...............................  $  --      $      62
     Accounts payable and accrued
     expenses...........................      1,048        757
     Line of credit.....................         88        190
                                          ---------  ---------
               Total current
              liabilities...............      1,136      1,009
LONG-TERM DEBT, net of current
maturities..............................         48         60
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value, 1,000
      shares authorized, 500 shares
      issued............................          1          1
     Treasury stock.....................         (3)        (3)
     Retained earnings..................        909      2,063
                                          ---------  ---------
               Total shareholders'
              equity....................        907      2,061
                                          ---------  ---------
               Total liabilities and
              shareholders' equity......  $   2,091  $   3,130
                                          =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                    TECH HEATING AND AIR CONDITIONING, INC.,
                              AND RELATED COMPANY
                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS
                                          YEAR ENDED DECEMBER       ENDED
                                                  31,              JUNE 30,
                                          --------------------    ----------
                                            1995       1996          1997
                                          ---------  ---------    ----------
REVENUES................................  $   6,960  $   7,537      $3,904
COST OF SERVICES........................      4,212      3,996       2,229
                                          ---------  ---------    ----------
     Gross profit.......................      2,748      3,541       1,675
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................      1,800      1,861       1,059
                                          ---------  ---------    ----------
     Income from operations.............        948      1,680         616
OTHER INCOME (EXPENSE):
     Interest expense...................        (12)       (18)        (29)
     Other..............................         20         31         (19)
                                          ---------  ---------    ----------
NET INCOME..............................  $     956  $   1,693      $  568
                                          =========  =========    ==========

    The accompanying notes are an integral part of these combined financial statements.

                    TECH HEATING AND AIR CONDITIONING, INC.,
                              AND RELATED COMPANY
                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                             COMMON STOCK                                  TOTAL
                                           ----------------    TREASURY    RETAINED    SHAREHOLDERS'
                                           SHARES    AMOUNT     STOCK      EARNINGS       EQUITY
                                           ------    ------    --------    --------    -------------
BALANCE, December 31, 1994..............     500      $  1       $ (3)      $  575        $   573
     Distributions to shareholders......    --        --         --           (622)          (622)
     Net income.........................    --        --         --            956            956
                                           ------    ------       ---      --------    -------------
BALANCE, December 31, 1995..............     500         1         (3)         909            907
     Distributions to shareholders......    --        --         --           (539)          (539)
     Net income.........................    --        --         --          1,693          1,693
                                           ------    ------       ---      --------    -------------
BALANCE, December 31, 1996..............     500         1         (3)       2,063          2,061
     Distributions to shareholders......    --        --         --         (2,581)        (2,581)
     Net income.........................    --        --         --            568            568
                                           ------    ------       ---      --------    -------------
BALANCE, June 30, 1997..................     500      $  1       $ (3)      $   50        $    48
                                           ======    ======       ===      ========    =============

    The accompanying notes are an integral part of these combined financial statements.

                    TECH HEATING AND AIR CONDITIONING, INC.,
                              AND RELATED COMPANY
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED        SIX MONTHS
                                           DECEMBER 31,          ENDED
                                       --------------------    JUNE 30,
                                         1995       1996         1997
                                       ---------  ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $     956  $   1,693     $   568
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities --
     Depreciation....................         89        142          71
     Changes in operating assets and
       liabilities --
       (Increase) decrease in --
          Accounts receivable........        581       (442)          2
          Inventories................        (42)      (141)        (20)
          Prepaid expenses and other
             current assets..........          7        (26)        (20)
          Costs and estimated
             earnings in excess of
             billings on uncompleted
             contracts...............     --         --             (50)
       Increase (decrease) in --
          Accounts payable and
             accrued expenses........       (513)      (291)        182
                                       ---------  ---------   -----------
               Net cash provided by
                  (used in) operating
                  activities.........      1,078        935         733
                                       ---------  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and
     equipment.......................       (127)      (274)        106
                                       ---------  ---------   -----------
               Net cash provided by
                  (used in) investing
                  activities.........       (127)      (274)        106
                                       ---------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit.......         76        102      --
  Borrowings on long-term debt.......     --            205       1,594
  Payments on long-term debt.........       (100)      (131)     --
  Distributions to shareholders......       (622)      (539)     (2,639)
                                       ---------  ---------   -----------
               Net cash provided by
                  (used in) financing
                  activities.........       (646)      (363)     (1,045)
                                       ---------  ---------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        305        298        (206)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................          8        313         611
                                       ---------  ---------   -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     313  $     611     $   405
                                       =========  =========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $      12  $      18     $    37

    The accompanying notes are an integral part of these combined financial statements.

                    TECH HEATING AND AIR CONDITIONING, INC.
                              AND RELATED COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Tech Heating and Air Conditioning, Inc., an Ohio corporation, and related company (collectively, the "Company") focuses on providing "design and build" installation and services, maintenance, repair and replacement of HVAC systems for commercial and industrial facilities. Tech also offers continuous monitoring and control services for commercial facilities. The Company's customers are primarily in the greater Cleveland, Ohio area.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems, USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Tech Heating and Air Conditioning, Inc., and its related company, Tech Mechanical which are under common control and management of two individuals. All significant intercompany transactions and balances have been eliminated in combination.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the combined statements of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

                    TECH HEATING AND AIR CONDITIONING, INC.
                              AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

WARRANTY COSTS

     The Company warrants labor for the first year after installation of new air conditioning and heating systems. The Company generally warrants labor for 30 days after the servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of the Offering.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or combined results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                            ESTIMATED         DECEMBER 31,
                                           USEFUL LIVES   --------------------
                                             IN YEARS       1995       1996
                                           ------------   ---------  ---------
Transportation equipment................      5           $     462  $     553
Machinery and equipment.................      7                  61        159
Computer and telephone equipment........      5                 107        190
Furniture and fixtures..................     5-7                145        128
                                                          ---------  ---------
Less -- Accumulated depreciation........                       (407)      (530)
                                                          ---------  ---------
     Property and equipment, net........                  $     368  $     500
                                                          =========  =========

                    TECH HEATING AND AIR CONDITIONING, INC.
                              AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                             ---        ---
Balance at beginning of year............  $      25  $      45
Additions to costs and expenses.........         20     --
Deductions for uncollectible receivables
  written off and recoveries............     --             (5)
                                                ---        ---
                                          $      45  $      40
                                                ===        ===

     Accounts payable and accrued expenses consist of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
Accounts payable, trade.................  $     428  $     388
Accrued compensation and benefits.......        337        226
Other accrued expenses..................        283        143
                                          ---------  ---------
                                          $   1,048  $     757
                                          =========  =========

     At December 31, 1995 and 1996 billings to customers generally equalled work performed which resulted in no costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings on uncompleted contracts.

5.  LONG-TERM DEBT AND NOTES PAYABLE:

     Long-term debt consists of installment notes payable for transportation equipment. The debt is secured by the related transportation equipment. The terms of the notes range from 24 months to 36 months with monthly payments of principal and interest of approximately $8,000. The notes bear interest at rates ranging from 7.5 percent to 9.95 percent.

     The aggregate maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

Year ending December 31 --
     1997...............................  $     252
     1998...............................         55
     1999...............................          5
                                          ---------
                                          $     312
                                          =========

     The Company has a $1,500,000 line of credit with a financial services company. The line of credit expires in July 1997 and bears interest at prime plus .25 percent per annum (8.5 percent at December 31, 1996). The line of credit is secured by a lien on accounts receivable and inventory and is guaranteed by the shareholders. There was $190,000 outstanding under this line of credit at December 31, 1996.

6.  LEASES:

     The Company leases facilities from a company which is partially owned by one of the shareholders. The lease expires in April of 2000. The rent paid under this related-party lease was approximately $84,000, and $42,000 for the year ended December 31, 1996, and the six months ended June 30, 1997, respectively.

                    TECH HEATING AND AIR CONDITIONING, INC.
                              AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
The lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The lease contains renewal provisions.

     The Company leases a vehicle for a key member of management. The lease payments under this vehicle lease totaled approximately $6,700 for the year ended December 31, 1996.

     Future minimum lease payments for operating leases are as follows (in thousands):

Year ending December 31
     1997............................  $     100
     1998............................         91
     1999............................         86
     2000............................         28
                                       ---------
                                       $     305
                                       =========

7.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a retirement plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company has the right to make discretionary contributions. Total contributions by the Company under this plan were approximately $18,000 and $12,000 for 1995 and 1996, respectively.

8.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

9.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or combined results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

10.  SHAREHGOLDERS' EQUITY:

     As of June 30, 1997, the Company distributed $2,639,000 from the accumulated adjustment account through increased borrowings on the line of credit of $900,000 with the remainder paid from cash on hand.

                    TECH HEATING AND AIR CONDITIONING, INC.
                              AND RELATED COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

     Concurrently with the merger, the Company cancelled its sole vehicle lease.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seasonair, Inc.:

     We have audited the accompanying balance sheet of Seasonair, Inc. as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seasonair, Inc., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, and the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                                SEASONAIR, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                           DECEMBER 31,
                                               1996
                                           ------------
(UNAUDITED)

                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........      $   69
     Accounts receivable --
          Trade, net of allowance of $
           --...........................         961
          Retainage.....................          17
          Other receivables.............      --
     Inventories........................         190
     Costs on uncompleted contracts in
      excess of billings................          75
     Deferred tax asset.................         104
     Prepaid expenses and other current
      assets............................          96
                                           ------------
               Total current assets.....       1,512
PROPERTY AND EQUIPMENT, net.............          63
OTHER NONCURRENT ASSETS.................          83
                                           ------------
               Total assets.............      $1,658
                                           ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................          34
     Accounts payable and accrued
      expenses..........................         810
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts.........................         156
                                           ------------
               Total current
                liabilities.............       1,000
LONG-TERM DEBT, net of current
  maturities............................          76
DEFERRED TAX LIABILITY..................          17
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, no par value,
      2,000,000 shares authorized,
      1,244,000 shares issued and
      outstanding.......................          78
     Additional paid-in capital.........           1
     Retained earnings..................         721
     Treasury stock.....................        (235)
                                           ------------
               Total shareholders'
                equity..................         565
                                           ------------
               Total liabilities and
                shareholders' equity....      $1,658
                                           ============

   The accompanying notes are an integral part of these financial statements.

                                SEASONAIR, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            SIX MONTHS
                                            YEAR ENDED        ENDED
                                           DECEMBER 31,      JUNE 30,
                                               1996            1997
                                           ------------     ----------
REVENUES................................      $6,737          $3,767
COST OF SERVICES........................       4,006           2,339
                                           ------------     ----------
          Gross profit..................       2,731           1,428
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       2,597           1,244
                                           ------------     ----------
          Income from operations........         134             184
OTHER INCOME (EXPENSE):
     Interest expense...................         (21)             (6)
     Other..............................          82              30
                                           ------------     ----------
INCOME BEFORE INCOME TAXES..............         195             208
PROVISION FOR INCOME TAXES..............          69              83
                                           ------------     ----------
NET INCOME..............................      $  126          $  125
                                           ============     ==========

   The accompanying notes are an integral part of these financial statements.

                                SEASONAIR, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                           COMMON STOCK         ADDITIONAL                                  TOTAL
                                       ---------------------     PAID-IN      RETAINED     TREASURY     SHAREHOLDERS'
                                          SHARES      AMOUNT     CAPITAL      EARNINGS       STOCK         EQUITY
                                       ------------   ------    ----------    ---------    ---------    -------------
BALANCE, December 31, 1995...........     1,214,724    $ 78        $  1         $ 632       $  (269)        $ 442
     Sales of treasury stock.........        29,503    --         --            --               34            34
     Distributions to shareholders...       --         --         --              (37)        --              (37)
     Net income......................       --         --         --              126         --              126
                                       ------------   ------    ----------    ---------    ---------    -------------
BALANCE, December 31, 1996...........     1,244,227      78           1           721          (235)          565
     Purchase of treasury stock......          (266)   --         --            --            --           --
     Net income......................       --         --         --              125         --              125
                                       ------------   ------    ----------    ---------    ---------    -------------
BALANCE, June 30, 1997...............     1,243,961    $ 78        $  1         $ 846       $  (235)        $ 690
                                       ============   ======    ==========    =========    =========    =============

   The accompanying notes are an integral part of these financial statements.

                                SEASONAIR, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        SIX MONTHS
                                         YEAR ENDED       ENDED
                                        DECEMBER 31,     JUNE 30,
                                            1996           1997
                                        ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................      $  126         $  125
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in)
     operating activities
     Depreciation....................          28             11
     Gain on sale of property and
      equipment......................          (4)         --
     Changes in operating assets and
      liabilities --
       (Increase) decrease in --
          Accounts receivable........          49            (62)
          Inventories................         (35)             4
          Prepaid expenses and other
             current assets..........        (171)           (13)
          Costs of uncompleted
             contracts in excess of
             billings................          58            (24)
          Other noncurrent assets....         (71)           (32)
       Increase (decrease) in --
          Accounts payable and
             accrued expenses........         (74)            47
          Billings in excess of costs
             on uncompleted
             contracts...............         (23)           (34)
          Deferred tax liability.....          30             (6)
                                        ------------    ----------
               Net cash provided by
                  (used in) operating
                  activities.........         (87)            16
                                        ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of property and
      equipment, net.................         (11)            (4)
                                        ------------    ----------
               Net cash provided by
                  (used in) investing
                  activities.........         (11)            (4)
                                        ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit....      --              --
     Borrowings of long-term debt....      --                 44
     Payments of long-term debt......        (105)         --
     Distributions to shareholders...         (37)         --
     Cash received for sale of
      treasury shares................          34          --
                                        ------------    ----------
               Net cash provided by
                  (used in) financing
                  activities.........        (108)            44
                                        ------------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        (206)            56
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         275             69
                                        ------------    ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................      $   69         $  125
                                        ============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for --
          Interest...................      $   22         $   43
          Income taxes...............         163          --

   The accompanying notes are an integral part of these financial statements.

                                SEASONAIR, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Seasonair, Inc., a Maryland corporation, (the "Company") focuses on providing installation services and maintenance, repair and replacement of HVAC systems for light commercial facilities. Seasonair primarily operates in Maryland, the District of Columbia and Virginia.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems, USA, Inc. ("Comfort Systems") pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the weighted-average method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using an accelerated method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenue from construction contracts is recognized on the completed-contract method. This method is used because the typical contract is completed within a twelve-month period, and the Company's current financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred, and the installation is operating according to specifications or has been accepted by the customer.

     The balances billed but not paid by customers pursuant to retainage provision in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

     Contract costs include all direct equipment, material, labor, and subcontract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

                                SEASONAIR, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED
                                        USEFUL LIVES    DECEMBER 31,
                                          IN YEARS          1996
                                        ------------    ------------
Transportation equipment.............      5               $   17
Machinery and equipment..............      5                  208
Leasehold improvements...............      39                  15
Furniture and fixtures...............      7                   16
                                                        ------------
                                                              256
Less -- Accumulated depreciation and
  amortization.......................                        (193)
                                                        ------------
     Property and equipment, net.....                      $   63
                                                        ============

                                SEASONAIR, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consist of the following (in thousands):

                                           DECEMBER 31,
                                               1996
                                           ------------
Balance at beginning of year............       $ --
Additions to costs and expenses.........          5
Deductions for uncollectible receivables
  written off and recoveries............         (5)
                                                ---
                                               $ --
                                                ===

     Accounts payable and accrued expenses consist of the following (in thousands):

                                        DECEMBER 31,
                                            1996
                                        ------------
Accounts payable, trade..............      $  353
Accrued compensation and benefits....         321
Warranty reserve.....................          37
Other................................          99
                                        ------------
                                           $  810
                                        ============

5.  LONG-TERM DEBT:

     Long-term debt consists of two notes payable to officers and an installment note payable for transportation equipment, which is secured by the related transportation equipment. The terms of the notes range from 51 months to 80 months with monthly payments of principal and interest of approximately $3,598. The notes bear interest at rates ranging from 10 percent to 12.7 percent.

     The aggregate maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

Year ending December 31 --
     1997...............................  $      34
     1998...............................         37
     1999...............................         38
     2000...............................          1
                                          ---------
                                          $     110
                                          =========

     The Company has a $150,000 line of credit with a financial services company. The line of credit expires August 5, 1997, and bears interest at prime plus one percent per annum. There was no balance outstanding under this line of credit at December 31, 1996.

6.  LEASES:

     The Company leases facilities from a partnership which is partially owned by one of the shareholders. The lease expires in October, 2006. The rent paid under this lease was approximately $62,640 for the year ended December 31, 1996, and $31,320 for the six months ended June 30, 1997. The lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property.

     The Company leases vehicles for operations. The payments under these vehicle leases were approximately $189,000 for the year ended December 31, 1996, and $92,500 for the six months ended June 30, 1997 .

                                SEASONAIR, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments for operating leases are as follows (in thousands):

Year ending December 31 --
     1997...............................  $     241
     1998...............................        202
     1999...............................        158
     2000...............................        105
     2001...............................         65
                                          ---------
                                          $     771
                                          =========

7.  INCOME TAXES:

     Federal and state income taxes for the year ended December 31, 1996, are as follows (in thousands):

Federal --
     Current............................  $      50
     Deferred...........................          7
State --
     Current............................         11
     Deferred...........................          1
                                                ---
                                          $      69
                                                ===

     Actual income tax expense for the year ended December 31, 1996, differs from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes as follows (in thousands):

Provision at the statutory rate.........  $      68
Increase (decrease) resulting from --
     State income tax, net of benefits
      for federal deduction.............          8
     Other..............................         (7)
                                                ---
                                          $      69
                                                ===

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets and liabilities as of December 31, 1996, result principally from the following (in thousands):

Depreciation and amortization...........  $     (18)
Accruals and reserves not deductible
  until paid............................        110
State taxes.............................         (5)
                                          ---------
Net deferred income tax asset...........  $      87
                                          =========

                                SEASONAIR, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The net deferred tax assets and liabilities at December 31, 1996, are comprised of the following (in thousands):

Deferred tax assets --
     Current............................  $     104
     Long-term..........................     --
                                          ---------
          Total.........................        104
                                          ---------
Deferred tax liabilities --
     Current............................     --
     Long-term..........................         17
                                          ---------
          Total.........................         17
                                          ---------
          Net deferred income tax
             asset......................  $      87
                                          =========

8.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal action will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

9.  EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) profit-sharing plan which provides for the Company to match employee contributions up to a maximum of $260 per person per year as well as an employee stock ownership plan. Total contributions for both plans by the Company under the plan were approximately $80,000 for purchase of treasury stock for the employee stock ownership plan, and $5,000 for the 401(k) plan for the year ended December 31, 1996.

10.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, notes receivable, investments, notes payable, and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

11.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the exchange of shares by the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Western Building Services, Inc.:

     We have audited the accompanying balance sheets of Western Building Services, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended, and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Building Services, Inc. as of December 31, 1995 and 1996, and the results of their operations and cash flows for the years then ended, and the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                        WESTERN BUILDING SERVICES, INC.
                                 BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                              DECEMBER 31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $      --  $     177
     Accounts receivable --
          Trade.........................        726        661
          Retainage on uncompleted
            contracts...................         78        183
          Other receivables.............        133          3
     Inventories........................         71         86
     Costs and estimated earnings in
      excess of billings on
       uncompleted contracts............         65         26
     Prepaid expenses and other current
      assets............................         31         30
                                          ---------  ---------
               Total current assets.....      1,104      1,166
PROPERTY AND EQUIPMENT, net.............        150        191
OTHER NONCURRENT ASSETS.................         22        129
                                          ---------  ---------
               Total assets.............  $   1,276  $   1,486
                                          =========  =========


  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit.....................  $     231  $      --
     Notes payable......................         --          6
     Current maturities of long-term
      debt..............................         86         73
     Current portion of capital
      leases............................         17         21
     Accounts payable and accrued
      expenses..........................        732        556
     Billings in excess of costs and
      estimated earnings on
       uncompleted contracts............         76        151
                                          ---------  ---------
               Total current
                 liabilities............      1,142        807
PAYABLE TO SHAREHOLDERS.................         --         --
LONG-TERM DEBT, net of current
  maturities............................        179        261
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common Stock, $.10 par value,
      4,000,000 shares authorized, 2,600
      and 2,700 shares issued and
      outstanding.......................          1          1
     Additional paid-in capital.........         61         62
     Retained earnings (deficit)........       (107)       355
                                          ---------  ---------
               Total shareholders'
                 equity (deficit).......        (45)       418
                                          ---------  ---------
               Total liabilities and
                 shareholders' equity...  $   1,276  $   1,486
                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

                        WESTERN BUILDING SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                            YEAR ENDED          SIX MONTHS
                                           DECEMBER 31,           ENDED
                                       --------------------      JUNE 30,
                                         1995       1996           1997
                                       ---------  ---------     ----------
REVENUES.............................  $   4,112  $   6,494      $  2,174
COST OF SERVICES.....................      3,408      4,662         1,641
                                       ---------  ---------     ----------
     Gross profit....................        704      1,832           533
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        855      1,088           457
                                       ---------  ---------     ----------
     Income (loss) from operations...       (151)       744            76
OTHER INCOME (EXPENSE):
     Interest expense................        (35)       (51)          (22)
     Other...........................          6        (21)          (13)
                                       ---------  ---------     ----------
NET INCOME (LOSS)....................  $    (180) $     672      $     41
                                       =========  =========     ==========

   The accompanying notes are an integral part of these financial statements.

                        WESTERN BUILDING SERVICES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                           TOTAL
                                          COMMON STOCK      ADDITIONAL    RETAINED     SHAREHOLDERS'
                                        ----------------     PAID-IN      EARNINGS        EQUITY
                                        SHARES    AMOUNT     CAPITAL      (DEFICIT)      (DEFICIT)
                                        ------    ------    ----------    ---------    -------------
BALANCE, December 31, 1994...........    2,600     $  1        $ 61        $    73        $   135
     Net loss........................       --       --          --           (180)          (180)
                                        ------    ------        ---       ---------    -------------
BALANCE, December 31, 1995...........    2,600        1          61           (107)           (45)
     Distributions to shareholders...       --       --          --           (210)          (210)
     Net income......................       --       --          --            672            672
     Common stock issuance...........      100       --           1             --              1
                                        ------    ------        ---       ---------    -------------
BALANCE, December 31, 1996...........    2,700        1          62            355            418
     Distributions to shareholders        --       --         --              (385)          (385)
     Net income......................     --       --         --                41             41
                                        ------    ------        ---       ---------    -------------
BALANCE, June 30, 1997...............    2,700     $  1        $ 62        $    11        $    74
                                        ======    ======        ===       =========    =============

   The accompanying notes are an integral part of these financial statements.

                        WESTERN BUILDING SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED          SIX MONTHS
                                           DECEMBER 31,           ENDED
                                       --------------------      JUNE 30,
                                         1995       1996           1997
                                       ---------  ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $    (180) $     672       $   41
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities --.....
     Depreciation and amortization...         51         51           50
     Gain on sale of assets..........     --         --               (1)
     Changes in operating assets and
       liabilities --................
       (Increase) decrease in --.....
          Accounts receivable........       (179)        91           59
          Inventories................        (35)       (15)           4
          Costs and estimated
             earnings in excess of
             billings on uncompleted
             contracts...............         (5)        39         (111)
          Prepaid expenses and other
             current assets..........          5          1            8
          Other noncurrent assets....        (15)      (106)           7
       Increase (decrease) in --.....
          Accounts payable and
             accrued expenses........        186       (177)         (42)
          Billings in excess of costs
             and estimated earnings
             on uncompleted
             contracts...............         17         74         (130)
                                       ---------  ---------     ----------
               Net cash provided by
                  (used in) operating
                  activities.........       (155)       630         (115)
                                       ---------  ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchases) of property and
     equipment, net..................     --             20        --
  Additions of property and
     equipment.......................        (40)      (113)         (41)
                                       ---------  ---------     ----------
               Net cash used in
                  investing
                  activities.........        (40)       (93)         (41)
                                       ---------  ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common
     stock...........................     --              1        --
  Borrowings of long-term debt.......        206        175           99
  Payments of long-term debt.........       (259)       (96)       --
  Net borrowings in line of credit...        230       (230)       --
  Distributions to shareholders......     --           (210)         (68)
                                       ---------  ---------     ----------
               Net cash provided by
                  (used in) financing
                  activities.........        177       (360)          31
                                       ---------  ---------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        (18)       177         (125)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         18     --              177
                                       ---------  ---------     ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $      --  $     177       $   52
                                       =========  =========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for --
     Interest........................  $      35  $      51       $   19

   The accompanying notes are an integral part of these financial statements.

                        WESTERN BUILDING SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Western Building Services, Inc., a Colorado corporation, (the "Company") focuses on providing "design and build" installation services and maintenance, repair and replacement of HVAC systems for commercial facilities. Western also offers continuous monitoring and control services for commercial facilities. The Company primarily operates in Colorado.

     The Company and its shareholders intend to enter into a definitive agreement with Comfort Systems USA, Inc. ("Comfort Systems"), pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of Comfort Systems common stock concurrently with the consummation of the initial public offering (the "Offering") of the common stock of Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist of duct materials, air conditioning equipment, refrigeration supplies and accessories held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The balances billed but not paid by customers pursuant to retainage provision in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and collected in the upcoming fiscal year.

     Revenues of approximately $783,000 and $2,291,000 with gross profits of $339,000 and $874,000 were recognized by the Company in 1995 and 1996, respectively, for energy conversions and new installations related to an incentive program developed by the Public Service Company of Colorado (PSC).

                        WESTERN BUILDING SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Demand Side Management program provided incentives for PSC customers to convert from electric heat to gas/steam heat in order to reduce peak demand for electricity. This program ended November 1996.

WARRANTY COSTS

     The Company warrants labor for the first year after installation on new air conditioning and heating units. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating units. A reserve for warranty costs is recorded upon completion of installation or service.

INCOME TAXES

     The Company has elected S Corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the shareholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company will terminate its S Corporation status concurrently with the effective date of this Offering.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES   --------------------
                                          IN YEARS       1995       1996
                                        ------------   ---------  ---------
Transportation equipment.............          5       $      47  $      47
Machinery and equipment..............        6-7             133         68
Computer and telephone equipment.....          5             120        145
Leasehold improvements...............          3              21         71
Furniture and fixtures...............          7              28         20
                                                       ---------  ---------
                                                             349        351
Less -- Accumulated depreciation and
  amortization.......................                       (199)      (160)
                                                       ---------  ---------
     Property and equipment, net.....                  $     150  $     191
                                                       =========  =========

                        WESTERN BUILDING SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Other noncurrent assets consist of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Covenant not to compete..............  $      --  $      75
Life insurance surrender value.......         14         27
Other noncurrent assets..............          8         27
                                       ---------  ---------
                                       $      22  $     129
                                       =========  =========

          At December 31, 1996, the Company acquired the contract rights of a competitor for $75,000 through a covenant not to compete agreement. This agreement will be amortized over its three year term which expires at December 31, 1999.

     Accounts payable and accrued expenses consist of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Accounts payable, trade..............  $     403  $     249
Accrued compensation and benefits....        108         86
Accrued warranty expense.............         82         82
Other accrued expenses...............        139        139
                                       ---------  ---------
                                       $     732  $     556
                                       =========  =========

     Installation contracts in progress are as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Costs incurred on contracts in
  progress...........................  $     335  $     530
Estimated earnings, net of losses....        206        160
                                       ---------  ---------
                                             541        690
Less -- Billings to date.............        552        815
                                       ---------  ---------
                                       $     (11) $    (125)
                                       =========  =========
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................  $      65  $      26
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................        (76)      (151)
                                       ---------  ---------
                                       $     (11) $    (125)
                                       =========  =========

5.  LONG-TERM DEBT:

     Long-term debt consists of installment notes payable for transportation equipment. The debt is secured by the related transportation equipment. The terms of the notes range from 36 months to 48 months with monthly payments of principal and interest of approximately $8,600. The notes bear interest at rates ranging from 9 percent to 13 percent.

     Long-term debt also consists of term loans and capital leases. The term loans were issued in the amounts of $175,000 and $200,000 in 1996 and 1995, respectively. The $175,000 term loan is secured by equipment, inventory, accounts receivable and all contract rights. The $200,000 term loan is secured by all

                        WESTERN BUILDING SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

inventory and equipment and bears interest at prime plus 2 percent per annum. These term loans are also guaranteed by the Company president.

     The capital leases relate to computer equipment and printers. The terms of the leases range from 12 to 36 months. The interest rates on these leases range from 10 to 12 percent.

     The aggregate maturities of long-term debt as of December 31, 1996, are as follows (in thousands):

Year ending December 31
     1997............................  $      85
     1998............................         89
     1999............................         98
     2000............................         89
                                       ---------
                                       $     361
                                       =========

     The Company has a $300,000 line of credit with a financial institution. The line of credit expires September 28, 1997, and bears interest at prime plus 2 percent per annum. The line of credit is secured by accounts receivable and inventory and is guaranteed by the Company president. There was no balance outstanding under this line of credit at December 31, 1996.

6.  LEASES:

     The Company leases its facility from a third party, which expires in 1999. The rent paid under this lease was approximately $43,000 and $66,500 for the years ended December 31, 1995 and 1996, and approximately $39,000 for the six months ended June 30, 1997. The lease requires the Company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The lease contains renewal provisions.

     The Company leases vehicles for operating purposes. The lease payments under these vehicle leases totaled approximately $47,000 and $71,000 for the years ended December 31, 1995 and 1996, respectively, and approximately $37,000 for the six months ended June 30, 1997.

     Future minimum lease payments for operating leases are as follows (in thousands):

Year ending December 31
     1997............................  $     144
     1998............................        132
     1999............................         19
                                       ---------
                                       $     295
                                       =========

7.  EMPLOYEE BENEFIT PLANS:

     The Company has adopted a 401(k) plan which allows the Company to make discretionary contributions and discretionary profit sharing contributions. No contributions were made by the Company under this plan in 1995 and 1996. However, expenses of $2,733 and $3,903 were incurred by the Company during 1995 and 1996, respectively.

8.  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash and cash equivalents, investments, notes payable, a line of credit, and debt. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

                        WESTERN BUILDING SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9.  RELATED-PARTY TRANSACTIONS:

     At December 31, 1995, the Company had a receivable of $109,500 due from the president and vice president. At December 31, 1996, this balance was $173,500. The Company offset this balance with the dividends payable of $210,315 at December 31, 1996, resulting in a remaining dividend payable of $36,875 to two shareholders and one director.

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies.

11.  SHAREHOLDER'S EQUITY:

     As of June 30, 1997, the Company distributed $68,000 to its shareholders. The Company distributed approximately $317,000 subsequent to the merger which has been reflected in the financial statements.

12.  SUBSEQUENT EVENTS:

     In March 1997, the Company and its shareholders entered into a definitive agreement with a wholly-owned subsidiary of Comfort Systems, providing for the merger of the Company with the subsidiary of Comfort Systems. On July 2, 1997, Comfort Systems completed its initial public offering and the merger with the Company.

     In connection with the merger, Comfort Systems assumed all debt of the Company. Subsequent to the IPO, substantially all of the debt has been repaid.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMFORT SYSTEMS USA, INC.


                                      By:    /s/  FRED M. FERREIRA
                                                  FRED M. FERREIRA
                                               CHIEF EXECUTIVE OFFICER

                                      Date: March 27, 1998

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

      SIGNATURE                           TITLE                      DATE
      ---------                           -----                      ----
  /s/  FRED M. FERREIRA        Chairman of the Board, Chief
   FRED M. FERREIRA             Executive Officer and President   March 27, 1998

                               Senior Vice President, Chief
/s/  J. GORDON BEITTENMILLE     Financial Officer and Director
   J. GORDON BEITTENMILLER      (PRINCIPAL ACCOUNTING OFFICER)    March 27, 1998

  /s/  MICHAEL NOTHUM, JR.     Chief Operating Officer and
     MICHAEL NOTHUM, JR.        Director                          March 27, 1998

    /s/  STEVEN S. HARTER
      STEVEN S. HARTER         Director                           March 27, 1998

     /s/  BRIAN S. ATLAS
       BRIAN S. ATLAS          Director                           March 27, 1998

    /s/  THOMAS J. BEATY
       THOMAS J. BEATY         Director                           March 27, 1998

     /s/  ROBERT R. COOK
      ROBERT R. COOK           Director                           March 27, 1998

/s/  ALFRED J. GIARDENELLI, JR.
  ALFRED J. GIARDENELLI, JR.   Director                           March 27, 1998

 /s/  CHARLES W. KLAPPERICH
    CHARLES W. KLAPPERICH      Director                           March 27, 1998

 /s/  SAMUEL M. LAWRENCE III
   SAMUEL M. LAWRENCE III      Director                           March 27, 1998

      /s/  LARRY MARTIN
        LARRY MARTIN               Director                       March 27, 1998

  /s/  JOHN MERCADANTE, JR.
    JOHN MERCADANTE, JR.           Director                       March 27, 1998

    /s/  JOHN C. PHILLIPS
      JOHN C. PHILLIPS             Director                       March 27, 1998

    /s/  ROBERT J. POWERS
      ROBERT J. POWERS             Director                       March 27, 1998

 /s/  SALVATORE P. GIARDINA
    SALVATORE P. GIARDINA          Director                       March 27, 1998