Form 10-Q
period 1998-03-31
COMFORT SYSTEMS USA INC
filed 1998-05-15
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    No  H

     The number of shares outstanding of the issuer's common stock, as of May 14, 1998, was 30,292,780.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                        PAGE
                                        ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC.
          PRO FORMA COMBINED
               Introduction to Pro
               Forma Combined
               Statements of
               Operations............     1
               Pro Forma Combined
               Statements of
               Operations............     2
               Note to Pro Forma
               Combined Statements of
               Operations............     3
          COMFORT SYSTEMS USA, INC.
          AND SUBSIDIARIES
               Condensed Consolidated
               Balance Sheets........     4
               Condensed Consolidated
               Statements of
               Operations............     5
               Condensed Consolidated
               Statements of
               Stockholder's
               Equity................     6
               Condensed Consolidated
               Statements of Cash
               Flows.................     7
               Notes to Consolidated
               Financial
               Statements............     8
     Item 2 -- Management's
      Discussion and Analysis of
      Financial Condition and
       Results of Operations.........    13
Part II -- Other Information
     Item 1 -- Legal Proceedings.....    18
     Item 2 -- Recent Sales of
      Unregistered Securities........    18
     Item 6 -- Exhibits and Reports
      on Form 8-K....................    18
     Item 9 -- Changes and
     Disagreements with Accountants
     on Accounting and Financial
                  Disclosure.........    18
     Signature.......................    19

                           COMFORT SYSTEMS USA, INC.
                      PART I, ITEM 1 FINANCIAL INFORMATION
                              GENERAL INFORMATION

          INTRODUCTION TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") was founded in December 1996 to become a leading national provider of heating, ventilation and air conditioning ("HVAC") services, focusing primarily on the commercial and industrial markets.

     On July 2, 1997, the Company completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired twelve companies (collectively referred to as the "Founding Companies") engaged principally in the commercial and industrial HVAC business. The closing of the acquisitions of the Founding Companies and the IPO occurred on July 2, 1997. The acquisitions of the Founding Companies have been accounted for using the purchase method of accounting.

     Subsequent to July 2, 1997, and through March 31, 1998, the Company acquired 38 additional HVAC and complementary businesses (collectively with the Founding Companies referred to as the "Acquired Companies"). Of these additional businesses acquired, 14 acquisitions were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases and are herein referred to as the "Purchased Companies".

     The following unaudited pro forma combined statements of operations assume that the IPO and the acquisitions of the Founding Companies were consummated on January 1, 1997. This pro forma presentation also gives effect to the retroactive restatement to January 1, 1997, of 13 of the 14 Pooled Companies and reflects the acquisitions of the Purchased Companies acquired subsequent to the IPO through March 31, 1998, from the date of their respective acquisitions. This presentation is not intended to be in accordance with the regulations promulgated by the Securities and Exchange Commission.

     The Acquired Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general, and administrative expenses for the periods presented in the consolidated statements of operations reflect compensation and related benefits those owners received from their respective businesses prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company (the "Compensation Charge") prior to the IPO. The pro forma combined adjustments reflect (a) a decrease in selling, general and administrative expenses to exclude the Compensation Charge for the first quarter of 1997, (b) certain reductions in salaries and benefits to the former owners of the Acquired Companies which they agreed would take effect as of the date of acquisition (the "Compensation Differential"), (c) pro forma combined compensation expense of $215,000 for the three months ended March 31, 1997, to reflect the ongoing salaries received by corporate management of the Company as though those salaries were being paid prior to the IPO, (d) amortization of goodwill related to the Founding Companies, and (e) pro forma interest expense on borrowings that would have been necessary to fund certain S Corporation Distributions related to the Founding Companies, as if those distributions had been made on January 1, 1997. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporation, had been subject to federal and state income taxes.

     Historical and pro forma interim periods results are not necessarily indicative of future results because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The Company's results of operations historically have been subject to seasonal fluctuations. These pro forma combined statements of operations should be read in conjunction with the additional information and the respective financial statements and related notes of Comfort Systems and the Founding Companies included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS
                                             ENDED MARCH 31,
                                          ---------------------
                                            1997        1998
                                          ---------  ----------
Revenues................................  $  65,906  $  117,838
Cost of services........................     48,609      89,410
                                          ---------  ----------
Gross profit............................     17,297      28,428
Selling, general and administrative
expenses................................     12,760      20,695
Goodwill amortization...................        874       1,170
                                          ---------  ----------
Operating income........................      3,663       6,563
Other income (expense), net.............       (246)       (531)
                                          ---------  ----------
Income before taxes.....................      3,417       6,032
Provision for income taxes..............      1,420       2,654
                                          ---------  ----------
Pro forma combined net income...........  $   1,997  $    3,378
                                          =========  ==========
Pro Forma Combined Net Income Per Share:
     Basic..............................  $     .09  $      .12
                                          =========  ==========
     Diluted............................        .09         .12
                                          =========  ==========
Shares Used in Computing Pro Forma
  Combined Net Income Per Share:
     Basic..............................     22,760      27,887
                                          =========  ==========
     Diluted............................     22,760      28,318
                                          =========  ==========

     This pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because these Acquired Companies were not under common control or management prior to their acquisition.

The accompanying note is an integral part of these pro forma combined statements of operations.

                   COMFORT SYSTEMS USA, INC. AND SUBSIDIARIES
              NOTE TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

     The computation of the weighted average shares outstanding for pro forma combined net income per share for the three months ended March 31, 1997 and 1998, is calculated as follows (in thousands):

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          --------------------
                                            1997       1998
                                          ---------  ---------
Shares issued in consideration for the
  acquisitions of the Founding
  Companies.............................      9,721      9,721
Shares sold pursuant to the IPO.........      6,100      6,100
Shares held by Notre Capital Ventures
  II, L.L.C. ("Notre"), Comfort
  Systems' management and consultants... 4,240 4,240 Shares issued in connection with the acquisitions of the Pooled
  Companies.............................      4,507      4,507
Shares issued in connection with the
  underwriter's overallotment...........     --            915
Weighted average portion of shares
  issued in connection with the
  acquisition of the Purchased
  Companies.............................     --          2,404
Less: Shares sold in the IPO that were
  not used for the cash portion of the
  acquisition of the Founding
  Companies.............................      1,808     --
                                          ---------  ---------
Weighted average shares
  outstanding -- Basic..................     22,760     27,887
Weighted average portion of shares
  related to stock options under the
  treasury stock method.................     --            431
                                          ---------  ---------
Weighted average shares
  outstanding -- Diluted................     22,760     28,318
                                          =========  =========

                           COMFORT SYSTEMS USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                           DECEMBER 31,     MARCH 31,
                                               1997           1998
                                           ------------    -----------
                                                           (UNAUDITED)

                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........     $ 14,533       $   5,687
     Accounts receivable, less allowance
      of $1,034 and $1,352..............       72,792          96,631
     Other receivables..................          884           1,845
     Inventories........................        6,214           7,012
     Prepaid expenses and other.........        4,428           6,483
     Costs and estimated earnings in
      excess of billings................       12,050          15,640
                                           ------------    -----------
          Total current assets..........      110,901         133,298
PROPERTY AND EQUIPMENT, net.............       12,046          14,585
GOODWILL, less accumulated amortization
  of $1,851 and $3,021..................      163,126         205,652
OTHER NONCURRENT ASSETS.................        1,707           8,241
                                           ------------    -----------
          Total assets..................     $287,780       $ 361,776
                                           ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................     $    869       $     150
     Accounts payable...................       22,805          29,854
     Accrued compensation and
      benefits..........................        5,622           8,842
     Payable to
      stockholders/affiliates...........           16             125
     Billings in excess of costs and
      estimated earnings................       10,100          12,546
     Income taxes payable...............        4,928           4,316
     Other current liabilities..........        9,286          12,636
                                           ------------    -----------
          Total current liabilities.....       53,626          68,469
DEFERRED INCOME TAXES...................          960             561
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES............................       20,326          50,785
OTHER LONG-TERM LIABILITIES.............          200             247
                                           ------------    -----------
          Total liabilities.............       75,112         120,062
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred Stock $.01 per 5,000,000
      shares authorized, none issued
       and outstanding..................       --              --
     Common stock, $.01 par, 52,969,912
      shares authorized, 26,575,669
       and 28,796,085 shares issued and
      outstanding, respectively.........          266             288
     Additional paid-in capital.........      205,709         231,355
     Retained earnings..................        6,693          10,071
                                           ------------    -----------
          Total stockholders' equity....      212,668         241,714
                                           ------------    -----------
          Total liabilities and
             stockholders' equity.......     $287,780       $ 361,776
                                           ============    ===========

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

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
REVENUES.............................  $   26,401  $  117,838
COST OF SERVICES.....................      19,809      89,410
                                       ----------  ----------
          Gross profit...............       6,592      28,428
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      19,486      20,695
GOODWILL AND OTHER AMORTIZATION......      --           1,170
                                       ----------  ----------
          Operating income
        (expense)....................     (12,894)      6,563
OTHER INCOME (EXPENSE):
     Interest income.................          85         194
     Interest expense................         (67)       (777)
     Other...........................         (14)         52
                                       ----------  ----------
          Other income (expense).....           4        (531)
                                       ----------  ----------
INCOME BEFORE INCOME TAXES...........     (12,890)      6,032
PROVISION (BENEFIT) FOR INCOME
TAXES................................        (749)      2,654
                                       ----------  ----------
NET INCOME (LOSS)....................  $  (12,141) $    3,378
                                       ==========  ==========
NET INCOME (LOSS) PER SHARE:
     Basic...........................  $    (1.39) $      .12
                                       ==========  ==========
     Diluted.........................  $    (1.39) $      .12
                                       ==========  ==========
SHARES USED IN COMPUTING NET INCOME
(LOSS) PER SHARE:
     Basic...........................       8,747      27,887
                                       ==========  ==========
     Diluted.........................       8,747      28,318
                                       ==========  ==========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                               COMMON STOCK
                                          ----------------------   ADDITIONAL   RETAINED
                                          STOCKHOLDERS'             PAID-IN     EARNINGS      TOTAL
                                             SHARES       AMOUNT    CAPITAL     (DEFICIT)     EQUITY
                                          -------------   ------   ----------   ---------   ----------
BALANCE AT DECEMBER 31, 1996............      4,628,545   $  46     $      96    $ 11,215   $   11,357
     Issuance of Common Stock:
          Proceeds of the IPO...........      7,015,000      70        79,805      --           79,875
          Acquisition of Founding
             Companies..................      9,720,927      98       100,999      --          101,097
          Issuance of management
             shares.....................      4,118,708      41        11,556      --           11,597
          Acquisition of Purchased
             Companies..................      1,092,489      11        13,253      --           13,264
     S Corporation distributions made by
       certain Pooled Companies.........       --          --          --          (1,692)      (1,692)
     Net loss...........................       --          --          --          (2,830)      (2,830)
                                          -------------   ------   ----------   ---------   ----------
BALANCE AT DECEMBER 31, 1997............     26,575,669     266       205,709       6,693      212,668
     Issuance of Common Stock:
          Acquisition of Purchased
             Companies..................      2,220,416      22        25,646      --           25,668
     Net Income.........................       --          --          --           3,378        3,378
                                          -------------   ------   ----------   ---------   ----------
BALANCE AT MARCH 31, 1998...............     28,796,085   $ 288     $ 231,355    $ 10,071   $  241,714
                                          =============   ======   ==========   =========   ==========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................  $  (12,141) $    3,378
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities --
     Depreciation and amortization
     expense.........................         312       2,114
     Bad debt expense................      --             111
     Compensation expense related to
      issuance of management
      shares.........................      11,556      --
     Deferred tax expense
      (benefit)......................      (1,276)       (787)
     Loss (gain) on sale of property
      and equipment..................      --             (21)
     Changes in operating assets and
      liabilities, net of effects of
       acquisitions of Founding and
      Purchased Companies --
          (Increase) decrease in --
               Receivables, net......         701      (1,564)
               Inventories...........         183         (95)
               Prepaid expenses and
               other current
               assets................      (2,486)       (435)
               Cost and estimated
               earnings in excess of
               billings..............      (1,619)     (1,596)
               Other noncurrent
               assets................          88        (352)
          Increase (decrease) in --
               Accounts payable and
               accrued liabilities...       5,051      (4,264)
               Billings in excess of
               costs and estimated
               earnings..............         683        (377)
     Other, net......................      --             (82)
                                       ----------  ----------
          Net cash provided by (used
             in) operating
             activities..............       1,052      (3,970)
                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
     equipment.......................        (443)     (1,531)
     Proceeds from sales of property
      and equipment..................      --              90
     Cash paid for Purchased
     Companies, net of cash
     acquired........................      --         (15,449)
                                       ----------  ----------
          Net cash used in investing
        activities...................        (443)    (16,890)
                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......         (62)    (20,469)
     Borrowings of long-term debt....         520      32,483
     Proceeds from issuance of Common
     Stock...........................          41      --
                                       ----------  ----------
          Net cash provided by
        financing activities.........         499      12,014
                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH......       1,108      (8,846)
CASH AND CASH EQUIVALENTS, beginning
of period............................       6,141      14,533
                                       ----------  ----------
CASH AND CASH EQUIVALENTS, end of
period...............................  $    7,249  $    5,687
                                       ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.  BUSINESS AND ORGANIZATION:

     The Company is a national provider of comprehensive HVAC installation as well as maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and health care, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also provide related commercial and industrial electrical and plumbing services.

     On July 2, 1997, Comfort Systems completed the IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO and through March 31, 1998, the Company has acquired 38 HVAC and complementary businesses.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Company's Annual Report on Form 10-K.

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

  CASH FLOW INFORMATION

     Cash paid for interest for the three months ended March 31, 1997 and 1998 was approximately $68,000 and $241,000, respectively. Cash paid for income taxes for the three months ended March 31, 1997 and 1998 was approximately $115,000 and $6,847,000, respectively.

3.  BUSINESS COMBINATIONS:

  POOLINGS

     During the second half of 1997, the Company acquired all of the outstanding stock of the 14 Pooled Companies in exchange for 4,507,406 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests as described in Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These companies provide HVAC and complementary services.

     There were no acquisitions for the three months ended March 31, 1998 which were accounted for as poolings-of-interests.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  PURCHASES

     Simultaneous with the IPO, Comfort Systems acquired the twelve Founding Companies for $45.3 million in cash and 9,720,927 shares of Common Stock. The Founding Companies provide HVAC and complementary services.

     Subsequent to the IPO and through December 31, 1997, Comfort Systems acquired 13 of the Purchased Companies. These companies provide HVAC and complementary services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of Common Stock valued at $13.3 million and $5.0 million in the form of convertible subordinated notes (the "Notes"). These Notes are convertible at various dates in 1998 or 1999 and thereafter into 225,473 or 220,449 shares of Common Stock, respectively.

     For the three months ended March 31, 1998, Comfort Systems acquired 11 of the Purchased Companies. These companies also provide HVAC and complementary services. The aggregate paid in these transactions was $16.6 million in cash, 2,220,416 shares of Common Stock valued at $25.8 million, and $1.9 million in Notes. Approximately $1.3 million of these Notes are convertible at various dates in 2000, 2001 and 2002 into 77,800 shares of Common Stock, respectively. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $43.7 million of goodwill related to the companies acquired during the first three months of 1998.

     The accompanying balance sheets includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment.

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies and Purchased Companies as if they had been acquired on January 1, 1997 through the respective dates of acquisitions (in thousands, except per share data):

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ----------------------
                                             1997        1998
                                          ----------  ----------
                                               (UNAUDITED)
Revenues................................  $  105,267  $  129,238
Net income..............................       3,323       2,878
Net income per share....................  $     0.13  $     0.10

     Pro forma adjustments included in the preceding tables regarding the Acquired Companies primarily relate to (a) the Compensation Differential relating to former owners of the Acquired Companies which they agreed would take effect as of the acquisition date, (b) pro forma combined compensation expense of $215,000 for the three months ended March 31, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO, (c) amortization of goodwill related to the Purchased and Founding Companies, (d) elimination of the non-recurring, non-cash Compensation Charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, and (e) interest expense on borrowings of $22.8 million that would have been necessary to fund certain S Corporation Distributions of the Acquired Companies as if those distributions had occurred on January 1, 1997, (f) interest expense on borrowings of $16.6 million related to the purchase price of the Purchased Companies acquired during the first quarter of 1998 and, (g) interest expense related to the subordinated convertible notes issued in connection with the acquisition of certain Acquired Companies during the first quarter of 1998. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations, had been subject to federal and state corporate income taxes for the applicable periods presented.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Acquired Companies been combined at the beginning of the periods presented.

  ADDITIONAL ACQUISITIONS

     Subsequent to March 31, 1998, and through May 12, 1998, the Company completed 13 additional acquisitions (the "Additional Acquisitions") for approximately $29.6 million in cash, 1,495,648 shares of Common Stock and approximately $15.4 million in Notes. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $115 million. All of these acquisitions will be accounted for as purchase transactions.

4.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                           DECEMBER 31,    MARCH 31,
                                               1997          1998
                                           ------------    ---------
Revolving credit facility...............     $ 15,300       $43,800
Notes...................................        4,978         6,911
Other...................................          917           224
                                           ------------    ---------
Total long-term.........................       21,195        50,935
Less: current maturities................          869           150
                                           ------------    ---------
                                             $ 20,326       $50,785
                                           ============    =========

  REVOLVING CREDIT AGREEMENT

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility was further amended in April 1998 to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $175 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus 0.75 to 1.5 percentage points. The amount of percentage points added depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on April 14, 2001, at which time all amounts outstanding under the facility are due.

     As of March 31, 1998, the Company had borrowed $43.8 million under the Credit Facility at an average interest rate of approximately 6.7% per annum for the first quarter of 1998. As of May 12, 1998, $75.6 million (unaudited) was outstanding under this facility.

     Notes in the amount of $6.9 million referred to above were issued to former owners of certain Purchased Companies through March 31, 1998 as partial consideration for the acquisition of their companies. Of these Notes, $6.3 million bear interest, payable quarterly, at a weighted average interest rate

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of 6.0% and are convertible into shares of the Company's Common Stock at a weighted average price of $22.87 per share. The terms of these Notes require $0.3 million of principal payments in 1999, $4.7 million of principal payments in 2000, and $440,000 of principal payments in 2001, 2002 and 2003. The remaining Note of $0.6 million is non-interest bearing and is due in five equal installments of $120,000 beginning in 1999.

5.  COMMITMENTS AND CONTINGENCIES:

  CLAIMS AND LAWSUITS

     The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages to minimize financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements.

6.  STOCKHOLDER'S EQUITY:

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

     In connection with the organization and initial capitalization of Comfort Systems, the Company issued 121,139 shares of Common Stock at $.01 per share to Notre. In January 1997, the Company issued 2,848,773 additional shares to Notre for $.01 per share.

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

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          --------------------
                                            1997       1998
                                          ---------  ---------
Shares issued in connection with the
  acquisitions of Founding Companies....     --          9,721
Shares sold pursuant to the IPO.........     --          6,100
Shares held by Notre, Comfort Systems'
  management and consultants............      4,240      4,240
Shares issued in connection with the
  acquisitions of Pooled Companies......      4,507      4,507
Shares issued in connection with the
  underwriter's overallotment...........     --            915
Weighted average portion of shares
  issued in connection with the
  acquisitions of the Purchased
  Companies.............................     --          2,404
                                          ---------  ---------
Weighted average shares
  outstanding -- Basic..................      8,747     27,887
Weighted average portion of shares
  related to stock options under the
  treasury stock method.................     --            431
                                          ---------  ---------
Weighted average shares
  outstanding -- Diluted................      8,747     28,318
                                          =========  =========

7.  NEW PRONOUNCEMENTS:

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to and will adopt SOP 98-1 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

     In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-5 in the first quarter of Fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results", included in the Form 10-K.

     The Company is a leading national provider of comprehensive HVAC installation, as well as maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

     On July 2, 1997, the Company completed its IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO, and through December 31, 1997, the Company acquired 27 additional HVAC and complementary businesses. Of these additional acquisitions, 14 are the Pooled Companies and the remaining 13 acquisitions have been accounted for as purchases. The historical financial statements of the Company have not been retroactively restated to give effect to the operations of one of the Pooled Companies which is considered immaterial. Subsequent to December 31, 1997 and through March 31, 1998, the Company acquired 11 additional HVAC businesses, all of which have been accounted for as purchases.

     Pro forma combined and historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The Company's results of operations historically have been subject to seasonal fluctuations.

     The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     The following unaudited pro forma combined information is presented supplementally to reflect the pro forma results of operations as if the acquisition of the Founding Companies occurred on January 1, 1997, as reflected in the Company's publicly disclosed earnings announcements. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the three months ended March 31, 1998 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1997, and the Purchased Companies acquired through date of presentation from the dates of their acquisitions. One of the Pooled Companies is considered immaterial and has not been restated for all periods presented.

     The Acquired Companies, were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general, and administrative expenses for the periods presented in the consolidated financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the Compensation Charge recorded by the Company in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company prior to the IPO. The pro forma combined results of operations reflect: (i) the Compensation Differential of the Founding and Pooled Companies which the former owners of those companies agreed would take effect as of the date of the acquisitions, (ii) pro forma combined compensation expense of $215,000 for the three months ended March 31, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO, (iii) interest expense on borrowings of $11.0 million that would have been necessary to fund various S Corporation Distributions of the Founding Companies as if they had occurred on January 1, 1997, (iv) amortization of goodwill related to the Founding Companies, and (v) the elimination of the Compensation Charge referred to above. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies and the Pooled Companies that were C Corporations, had been subject to federal and state income taxes.

PRO FORMA COMBINED

                                              THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------
                                               1997                  1998
                                       --------------------  ---------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................  $  65,906      100.0% $  117,838      100.0%
Cost of services.....................     48,609       73.8      89,410       75.9
                                       ---------  ---------  ----------  ---------
Gross profit.........................     17,297       26.2      28,428       24.1
Selling, general and administrative
  expenses...........................     12,760       19.4      20,695       17.6
Goodwill amortization................        874        1.3       1,170        1.0
                                       ---------  ---------  ----------  ---------
Operating income.....................      3,663        5.6       6,563        5.6
Other income (expense), net..........       (246)      (0.4)       (531)      (0.5)
                                       ---------  ---------  ----------  ---------
Income before taxes..................      3,417        5.2       6,032        5.1
Provision for income taxes...........      1,420                  2,654
                                       ---------  ---------  ----------  ---------
Pro forma combined net income........  $   1,997        3.0% $    3,378        2.9%
                                       =========  =========  ==========  =========

  THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     PRO FORMA COMBINED REVENUES. Pro forma combined revenues increased $51.9 million, or 78.8%, to $117.8 million for the first quarter of 1998. Revenues increased approximately 20% for the Founding Companies in the first quarter of 1998 primarily due to greater demand for specialized multi-unit installation services in Texas and in the Northeast, strong general activity in the Houston market and higher demand for industrial design and build operations in the Company's Tennessee-based operations. Revenues from the Purchased Companies acquired subsequent to the IPO through the end of the first quarter of 1998 contributed approximately 80% of the increase in revenues in the first quarter of 1998.

     PRO FORMA COMBINED GROSS PROFIT. Pro forma combined gross profit increased $11.1 million, or 64.3%, to $28.4 million for the first quarter of 1998, primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies, and incremental increases at some Pooled Companies. As a percentage of revenues, pro forma combined gross profit decreased from 26.2% in the first quarter of 1997 to 24.1% in the first quarter of 1998 as a result of two principal factors. Acquisitions during the first quarter of 1998 included companies with significant amounts of project activity at gross margins somewhat lower than the Company's historical average. In addition, the Company continued to realize lower than normal gross margins on certain "design and build" installation projects which were undertaken as a strategic enhancement to the Company's portfolio of "design and build" projects.

     PRO FORMA COMBINED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
("SG&A"). Pro forma combined SG&A, excluding goodwill amortization, increased $7.9 million, or 62.2%, to $20.7 million for the first quarter of 1998. The Company's establishment as a public company in 1997 resulted in $1.6 million of corporate office and management expenses in the first quarter of 1998, as compared to a pro forma charge of $0.2 million in the first quarter of 1997 to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO. The remaining increases in SG&A were due principally to the addition of the Purchased Companies. As a percentage of revenues, SG&A decreased from 19.4% to 17.6% in the first quarter of 1998 due to the Company's ability to increase revenues without a commensurate increase in SG&A.

     PRO FORMA COMBINED OTHER INCOME (EXPENSE), NET. Pro forma combined other expense, net increased to $0.5 million primarily due to the increase in interest expense related to the acquisition of the Purchased Companies in 1998.

HISTORICAL RESULTS OF OPERATIONS

     The following historical consolidated financial information represents the operations of the Company restated for the effects of the Pooled Companies for all periods presented and the Founding Companies and Purchased Companies from their respective date of acquisitions. The historical financial statements of the Company have not been retroactively restated to give effect to one of the Pooled Companies which is considered an immaterial pooling. The following historical financial information for 1997 includes the non-recurring, non-cash Compensation Charge of $11.6 million recorded by the Company in the first quarter of 1997, as well as non-recurring acquisition-related costs, and reflects normal recurring corporate costs of the Company subsequent to the IPO. This Compensation Charge is not deductible for federal and state income taxes.

HISTORICAL

                                               THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------------
                                               1997                   1998
                                       ---------------------  ---------------------
                                                       (UNAUDITED)
Revenues.............................  $   26,401      100.0% $  117,838      100.0%
Cost of services.....................      19,809       75.0      89,410       75.9
                                       ----------  ---------  ----------  ---------
Gross profit.........................       6,592       25.0      28,428       24.1
Selling, general and administrative
  expenses...........................      19,486       73.8      20,695       17.6
Goodwill amortization................      --         --           1,170        1.0
                                       ----------  ---------  ----------  ---------
Operating income (loss)..............     (12,894)     (48.8)      6,563        5.6
Other income (expense), net..........           4     --            (531)      (0.5)
                                       ----------  ---------  ----------  ---------
Income (loss) before taxes...........     (12,890)     (48.8)      6,032        5.1
Provision (benefit) for income
  taxes..............................        (749)    --           2,654     --
                                       ----------  ---------  ----------  ---------
Net income (loss)....................  $  (12,141)     (46.0)% $    3,378      2.9%
                                       ==========  =========  ==========  =========

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUES. Revenues increased $91.4 million, or 346.3%, from $26.4 million for the three months ended March 31, 1997, to $117.8 million for the three months ended March 31, 1998. The increase in revenues was primarily due to the acquisition of the Founding Companies and Purchased Companies.

     GROSS PROFIT. Gross profit increased $21.8 million, or 331.2%, from $6.6 million for the three months ended March 31, 1997 to $28.4 million for the three months ended March 31, 1998. This increase was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 25.0% for the three months ended March 31, 1997 to 24.1% for the three months ended March 31, 1998, as a result of two principal factors. Acquisitions during the first quarter of 1998 included companies with significant amounts of project activity at gross margins somewhat lower than the Company's historical average. In addition, the Company continued to realize lower than normal gross margins on certain "design and build" installation projects which were undertaken as a strategic enhancement to the Company's portfolio of "design and build" projects.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A, excluding goodwill amortization, for the three months ended March 31, 1997 includes the $3.0 million Compensation Differential which will be eliminated prospectively. Additionally, the Company recorded the Compensation Charge of $11.6 million in the first quarter of 1997. Excluding the Compensation Differential, the Compensation Charge and goodwill amortization, SG&A increased $15.7 million, to $20.7 million for the three months ended March 31, 1998.

Most of this increase was related to the Founding Companies and Purchased Companies acquired since the IPO along with corporate office and management expenses associated with the Company's establishment as a public company.

     OTHER INCOME (EXPENSE), NET Other expense, net increased to $0.5 million, primarily due to the increase in interest expense related to the acquisition of the Purchased Companies in 1998.

LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the three months ended March 31, 1998, net cash used in operating activities was $4.0 million due to a decrease in accounts payable of $4.3 million and an increase in accounts receivables of $1.6 million. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of the consolidated cash management system to receive cash discounts for early payments. Cash provided from operations for the three months ended March 31, 1997 was $1.1 million, primarily as a result of an increase in accounts payable.

     Cash used in investing activities was $16.9 million for the three months ended March 31, 1998, primarily in connection with the acquisition of the Acquired Companies for $15.4 million, net of cash acquired. Cash flows used in investing activities for the three months ended March 31, 1997 was $0.4 million, primarily for additions to equipment.

     Cash provided by financing activities for the three months ended March 31, 1998 was $12.0 million and was primarily attributable to the net borrowings of long-term debt. Net cash provided in financing activities for the three months ended March 31, 1997 was $0.5 and was primarily attributable to borrowings of long-term debt.

     At March 31, 1998, working capital was $64.8 million and total debt outstanding was $50.9 million.

     Subsequent to March 31, 1998, and through May 12, 1998, the Company completed the acquisition of 13 companies for approximately $29.6 million in cash, 1,495,648 shares of Common Stock and approximately $15.4 million in convertible subordinated notes. These acquisitions were accounted for as purchase transactions.

     In July 1997, the Company entered into the Credit Facility with Bank One, Texas, N.A. which was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company. The Credit Facility was further amended in April 1998 to increase borrowing capacity and to provide for additional banks to lend to the Company. The Credit Facility provides the Company with an unsecured revolving line of credit of $175 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offer Rate or LIBOR) plus 0.75 to 1.5 percentage points. The amount of percentage points added depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months. For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. In addition, commitment fees of 0.125% to 0.325% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Credit Facility. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on April 14, 2001, at which time, all amounts outstanding under the facility are due. As of March 31 1998, $43.8 million was outstanding under the Credit Facility. As of May 12, 1998, $75.6 million was outstanding under the Credit Facility.

     The Company intends to pursue additional acquisition opportunities, the cash portion of which will be financed with borrowings under the Credit Facility as well as cash flow from operations. The Company anticipates that cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for equipment. Should the

Company accelerate or revise its acquisition program, the Company may need to seek financing in addition to the Credit Facility through the public or private sale of equity or debt securities. There can be no assurance that the Company can secure such financing if and when needed, or that such financing will be available on terms the Company deems acceptable.

YEAR 2000

     The Company is currently implementing a Year 2000 program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company expects its Year 2000 date conversion program will be successfully completed on a timely basis. There can, however, be no assurance that this will be the case. The Company does not expect to incur significant expenditures to address this issue. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to address adequately their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended March 31, 1998, as consideration to various shareholders of acquired companies, the Company issued a total of 1,778,631 shares of Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act") in a series of acquisition transactions, none of which was individually material. These shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1       -- Agreement and Plan of Merger dated
                        February 12, 1998, by and among
                        Registrant, F&G Mechanical Corporation, X
                        Salvatore Fichera and Salvatore P.
                        Giardina. (Incorporated by reference to
                        report on Form 8-K dated February 26,
                        1998.)
          27.1       -- Financial Data Schedule. (Filed
                        herewith)

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 26, 1998. Under Item 2 of that report, the Company described its acquisition of F&G Mechanical Corporation and Meadowlands Fire Protection Corp., both mechanical contractors, engaged primarily in HVAC and fire suppression services. On April 23, 1998, the Company filed an amendment to that report on Form 8-K(A), which supplemented the previous filing with the financial statements of the above-referenced acquired companies and certain pro forma financial information.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

Date:  May 14, 1998