Form 10-Q
period 1998-06-30
COMFORT SYSTEMS USA INC
filed 1998-08-14
CIK 1035983

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's common stock, as of August ___, 1998, was____________.

                          COMFORT SYSTEMS USA, INC.
                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1998

                                                                   PAGE

Part I -- Financial Information
   Item 1 -- Financial Statements
      COMFORT SYSTEMS USA, INC. PRO FORMA COMBINED
           Introduction to Pro Forma Combined Statements of
            Operations............................................   1
           Pro Forma Combined Statements of Operations............   3
           Note to Pro Forma Combined Statements of Operations....   4

      COMFORT SYSTEMS USA, INC.
           Condensed Consolidated Balance Sheets..................   5
           Condensed Consolidated Statements of Operations........   6
           Condensed Consolidated Statements of Stockholders'
            Equity................................................   7
           Condensed Consolidated Statements of Cash Flows........   8
           Notes to Condensed Consolidated Financial Statements...   9

   Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results Of Operations.................  15

Part II -- Other Information
   Item 1 -- Legal Proceedings....................................  20
   Item 2 -- Recent Sales of Unregistered Securities..............  20
   Item 6 -- Exhibits and Reports on Form 8-K.....................  20
   Item 9 -- Changes and Disagreements with Accountants on
               Accounting and Financial Disclosure................  20
   Signature......................................................  21

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

   On July 2, 1997, the Company completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired 12 companies (collectively referred to as the "Founding Companies") engaged principally in the commercial and industrial HVAC business. The closing of the acquisitions of the Founding Companies and the IPO occurred on July 2, 1997. The acquisitions of the Founding Companies have been accounted for using the purchase method of accounting.

   Subsequent to July 2, 1997, and through June 30, 1998, the Company acquired 55 additional HVAC and complementary businesses (collectively with the Founding Companies referred to as the "Acquired Companies"). Of these additional businesses acquired, 14 acquisitions were accounted for as pooling-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies").

   On June 16, 1998, the company completed a second public offering (the "Second Public Offering") of 400,000 shares of its Common Stock. The net proceeds from this offering of $7.6 million were used to repay debt.

   The following unaudited pro forma combined statements of operations assume that the IPO and the acquisitions of the Founding Companies were consummated on January 1, 1997. This pro forma presentation also gives effect to the retroactive restatement to January 1, 1997, of 13 of the 14 Pooled Companies and reflects the acquisitions of the Purchased Companies acquired subsequent to the IPO through June 30, 1998, from the date of their respective acquisitions. This presentation is not intended to be in accordance with the regulations promulgated by the Securities and Exchange Commission.

   The Acquired Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general and administrative expenses for the periods presented in the condensed consolidated statements of operations reflect compensation and related benefits those owners received from their respective businesses prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company (the "Compensation Charge") prior to the IPO. The pro forma combined adjustments reflect (a) a decrease in selling, general and administrative expenses to exclude the Compensation Charge for the first quarter of 1997, (b) certain reductions in salaries and benefits to the former owners of the Acquired Companies which they agreed would take effect as of the date of acquisition (the "Compensation Differential"), (c) pro forma combined compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management of the Company as though those salaries were paid prior to the IPO, (d) amortization of goodwill related to the Founding Companies, and (e) pro forma interest expense on borrowings that would have been necessary to fund certain S Corporation Distributions related to the Founding Companies, as if those distributions had been made on January 1, 1997. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

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

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                    ----------------------
                                                                       1997         1998
                                                                    ---------    ---------
Revenues ........................................................   $ 142,162    $ 294,575
Cost of services ................................................     102,566      221,613
                                                                    ---------    ---------
Gross profit ....................................................      39,596       72,962

Selling, general and administrative expenses ....................      25,897       47,407
Goodwill amortization ...........................................       1,748        2,768
                                                                    ---------    ---------

Operating income ................................................      11,951       22,787

Other income (expense), net .....................................        (523)      (1,881)
                                                                    ---------    ---------
Income before taxes .............................................      11,428       20,906
Provision for income taxes ......................................       4,771        9,187
                                                                    ---------    ---------
Pro forma combined net income ...................................   $   6,657    $  11,719
                                                                    =========    =========

Pro Forma Combined Net Income Per Share:
   Basic ........................................................   $     .29    $     .40
                                                                    =========    =========
   Diluted ......................................................   $     .29    $     .40
                                                                    =========    =========
Shares Used in Computing Pro Forma Combined Net Income Per Share:
   Basic ........................................................      22,760       29,095
                                                                    =========    =========
   Diluted ......................................................      22,760       29,598
                                                                    =========    =========

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

                           COMFORT SYSTEMS USA, INC.
              NOTE TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

   The computation of the weighted average shares outstanding for pro forma combined net income per share for the six months ended June 30, 1997 and 1998, is calculated as follows (in thousands):

                                                                SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                  1997     1998
                                                                 ------   ------
Shares issued in connection with the acquisitions of the
 Founding Companies ..........................................    9,721    9,721
Shares sold pursuant to the IPO ..............................    6,100    6,100
Shares held by Notre Capital Ventures II, L.L.C. ("Notre"),
 Comfort Systems' management and consultants .................    4,240    4,240
Shares issued in connection with the acquisitions
 of the Pooled Companies .....................................    4,507    4,507
Shares sold in connection with the underwriter's overallotment
 for the IPO .................................................     --        915
Weighted average portion of shares issued in connection with
 the acquisition of the Purchased Companies ..................     --      3,586
Weighted average portion of shares sold in the
 Second Public Offering ......................................     --         26
Less:  Shares sold in the IPO that were not used for the
 cash portion of the acquisition of the Founding Companies ...    1,808     --
                                                                 ------   ------
Weighted average shares outstanding - Basic ..................   22,760   29,095
Weighted average portion of shares related to stock options
 under the treasury stock method .............................     --        503
                                                                 ------   ------
Weighted average shares outstanding - Diluted ................   22,760   29,598
                                                                 ======   ======

                           COMFORT SYSTEMS USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     DECEMBER 31, JUNE 30,
                                                                        1997        1998
                                                                       --------   --------
                                                                                 (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $ 14,533   $  6,319
   Accounts receivable, less allowance of $1,034 and $2,358 ........     72,792    141,499
   Other receivables ...............................................        884      1,862
   Inventories .....................................................      6,214     10,333
   Prepaid expenses and other ......................................      4,428      6,126
   Costs and estimated earnings in excess of billings ..............     12,050     22,262
                                                                       --------   --------
         Total current assets ......................................    110,901    188,401

PROPERTY AND EQUIPMENT, net ........................................     12,046     19,864
GOODWILL, less accumulated amortization of $1,851 and $4,619 .......    163,126    273,098
OTHER NONCURRENT ASSETS ............................................      1,707      9,631
                                                                       --------   --------
         Total assets ..............................................   $287,780   $490,994
                                                                       ========   ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ............................   $    869   $    476
   Accounts payable ................................................     22,805     41,564
   Accrued compensation and benefits ...............................      5,622     12,787
   Billings in excess of costs and estimated earnings ..............     10,100     23,406
   Income taxes payable ............................................      4,928      4,129
   Other current liabilities .......................................      9,302     16,150
                                                                       --------   --------
         Total current liabilities .................................     53,626     98,512
DEFERRED INCOME TAXES ..............................................        960        591
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..........................     20,326    104,797
OTHER LONG-TERM LIABILITIES ........................................        200        358
                                                                       --------   --------
         Total liabilities .........................................     75,112    204,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock $.01 per 5,000,000 shares authorized, none
     issued and outstanding ........................................       --         --
   Common stock, $.01 par, 102,969,912 shares authorized, 26,575,669
     and 31,212,226 shares issued and outstanding, respectively ....        266        312
   Additional paid-in capital ......................................    205,709    268,012
   Retained earnings ...............................................      6,693     18,412
                                                                       --------   --------
         Total stockholders' equity ................................    212,668    286,736
                                                                       --------   --------
         Total liabilities and stockholders' equity ................   $287,780   $490,994
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

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                       ---------------------    ---------------------
                                         1997         1998        1997         1998
                                       --------    ---------    --------    ---------
REVENUES ...........................   $ 29,111    $ 176,737    $ 55,513    $ 294,575
COST OF SERVICES ...................     20,410      132,203      40,220      221,613
                                       --------    ---------    --------    ---------
         Gross profit ..............      8,701       44,534      15,293       72,962
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ........................      6,841       26,712      26,327       47,407
GOODWILL AMORTIZATION ..............       --          1,598        --          2,768
                                       --------    ---------    --------    ---------
         Operating income (expense)       1,860       16,224     (11,034)      22,787
OTHER INCOME (EXPENSE):
      Interest income ..............         97          184         182          378
      Interest expense .............       (103)      (1,576)       (170)      (2,353)
      Other ........................          7           42          (7)          94
                                       --------    ---------    --------    ---------
         Other income (expense) ....          1       (1,350)          5       (1,881)
                                       --------    ---------    --------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ..      1,861       14,874     (11,029)      20,906
PROVISION (BENEFIT) FOR INCOME TAXES        604        6,533        (145)       9,187
                                       --------    ---------    --------    ---------
NET INCOME (LOSS) ..................   $  1,257    $   8,341    $(10,884)   $  11,719
                                       ========    =========    ========    =========
NET INCOME (LOSS) PER SHARE:
      Basic ........................   $    .14    $     .28    $  (1.24)   $     .40
                                       ========    =========    ========    =========
      Diluted ......................   $    .14    $     .27    $  (1.24)   $     .40
                                       ========    =========    ========    =========
SHARES USED IN COMPUTING NET INCOME
   (LOSS) PER SHARE:
      Basic ........................      8,747       30,258       8,747       29,095
                                       ========    =========    ========    =========
      Diluted ......................      8,747       30,842       8,747       29,598
                                       ========    =========    ========    =========

       Reflects a 121.1387-for-one stock split effective on March 19,1997

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      ADDITIONAL   RETAINED        TOTAL
                                                     COMMON STOCK      PAID-IN     EARNINGS     STOCKHOLDERS'
                                                   SHARES     AMOUNT    CAPITAL    (DEFICIT)      EQUITY
                                                 ----------   ------   ---------   ---------    -------------
BALANCE AT DECEMBER 31, 1996 .................    4,628,545   $   46   $      96   $  11,215    $      11,357
   Issuance of Common Stock:
      Initial Public Offering ................    7,015,000       70      79,805        --             79,875
      Acquisition of Founding Companies ......    9,720,927       98     100,999        --            101,097
      Issuance of management shares ..........    4,118,708       41      11,556        --             11,597
      Acquisition of Purchased Companies .....    1,092,489       11      13,253        --             13,264
   S Corporation distributions made by certain
      Pooled Companies .......................         --       --          --        (1,692)          (1,692)
   Net loss ..................................         --       --          --        (2,830)          (2,830)
                                                 ----------   ------   ---------   ---------    -------------
BALANCE AT DECEMBER 31, 1997 .................   26,575,669      266     205,709       6,693          212,668
   Issuance of Common Stock:
      Second Public Offering .................      400,000        4       7,608        --              7,612
      Acquisition of Purchased Companies .....    4,236,557       42      54,695        --             54,737
   Net income ................................         --       --          --        11,719           11,719
                                                 ----------   ------   ---------   ---------    -------------
BALANCE AT JUNE 30, 1998 .....................   31,212,226   $  312   $ 268,012   $  18,412    $     286,736
                                                 ==========   ======   =========   =========    =============

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

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     --------------------
                                                                       1997        1998
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $(10,884)   $ 11,719
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities --
   Depreciation and amortization expense .........................        562       5,193
   Bad debt expense ..............................................         45         182
   Compensation expense related to issuance of management shares .     11,556        --
   Deferred tax expense (benefit) ................................       (691)       (424)
   Loss (gain) on sale of property and equipment .................          7         (60)
   Changes in operating assets and liabilities, net of effects of acquisitions of Founding and Purchased Companies--
      (Increase) decrease in --
         Receivables, net ........................................     (3,010)    (17,368)
         Inventories .............................................        111      (1,091)
         Prepaid expenses and other current assets ...............        961       3,993
         Cost and estimated earnings in excess of billings .......       (589)     (4,092)
         Other noncurrent assets .................................     (4,956)       (675)
      Increase (decrease) in --
         Accounts payable and accrued liabilities ................      9,470     (10,106)
         Billings in excess of costs and estimated earnings ......        444         147
         Other, net ..............................................       (663)        395
                                                                     --------    --------
Net cash provided by (used in) operating activities ..............      2,363     (12,187)
                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................       (803)     (3,509)
   Proceeds from sales of property and equipment .................         58         284
   Cash paid for Purchased Companies, net of cash acquired .......       --       (44,746)
                                                                     --------    --------
      Net cash used in investing activities ......................       (745)    (47,971)
                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ....................................     (1,607)    (35,071)
   Borrowings of long-term debt ..................................      2,853      79,403
   Proceeds from issuance of Common Stock ........................         41       7,612
                                                                     --------    --------
Net cash provided by financing activities ........................   $  1,287    $ 51,944
                                                                     --------    --------
NET INCREASE (DECREASE) IN CASH ..................................   $  2,905    $ (8,214)
CASH AND CASH EQUIVALENTS, beginning of year .....................      6,141      14,533
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, end of year ...........................   $  9,046    $  6,319
                                                                     ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

   The Company is a national provider of comprehensive HVAC installation and maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

   On July 2, 1997, Comfort Systems completed the IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO and through June 30, 1998, the Company has acquired 55 HVAC and complementary businesses.

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

CASH FLOW INFORMATION

   Cash paid for interest for the six months ended June 30, 1997 and 1998 was approximately $0.2 million and $0.1 million, respectively. Cash paid for income taxes for the six months ended June 30, 1997 and 1998 was approximately $0.5 million and $3.6 million, respectively.

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

   There were no acquisitions for the six months ended June 30, 1998 which were accounted for as poolings-of-interests.

PURCHASES

   Simultaneous with the IPO, Comfort Systems acquired the 12 Founding Companies for $45.3 million in cash and 9,720,927 shares of Common Stock. The Founding Companies provide HVAC and complementary services.

   Subsequent to the IPO and through December 31, 1997, Comfort Systems acquired 13 of the Purchased Companies. These companies provide HVAC and complementary services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of Common Stock valued at $13.3 million and $5.0 million in the form of convertible subordinated notes (the "Notes"). These Notes are convertible at various dates in the fourth quarter of 1998 or 1999 and thereafter into 225,473 or 220,449 shares of Common Stock, respectively.

   For the three months ended March 31, 1998, Comfort Systems acquired 11 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $16.6 million in cash, 2,220,416 shares of Common Stock valued at $25.8 million, and $1.9 million in Notes. Approximately $1.3 million of these Notes are convertible at various dates in 2000, 2001 and 2002 into 77,800 shares of Common Stock, respectively. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $43.7 million of goodwill related to the companies acquired during the first three months of 1998.

   For the three months ended June 30, 1998, Comfort Systems acquired 17 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $36.8 million in cash, 2,016,141 shares of Common Stock valued at $29.1 million, and $17.7 million in Notes. Approximately all of these Notes are convertible at various dates in 1999, 2000 and 2001 into 603,430 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $69.0 million of goodwill related to the companies acquired during the second quarter of 1998.

   The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment.

   The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies and Purchased Companies as if those companies had been acquired on January 1, 1997 through the respective dates of acquisitions (in thousands, except per share data):

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             1997         1998
                                                           --------     --------
                                                             (UNAUDITED)
      Revenues .......................................     $300,719     $356,886
      Net income .....................................     $ 11,557     $ 10,995
      Net income per share - Diluted .................     $    .40     $    .35
      Shares used in computing net income - Diluted ..       28,591       31,341

   Pro forma adjustments included in the preceding tables regarding the Acquired Companies primarily relate to (a) the Compensation Differential relating to the former owners of the Acquired Companies which they agreed would take effect as of the acquisition date, (b) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO,
(c) amortization of goodwill related to the Purchased and Founding Companies,
(d) elimination of the non-recurring, non-cash Compensation Charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, (e) interest expense on borrowings of $22.8 million that would have been necessary to fund certain S Corporation Distributions of the Acquired Companies as if those distributions had occurred on January 1, 1997, (f) interest expense on borrowings of $53.3 million related to the purchase price of the Purchased Companies acquired during the first half of 1998, and (g) interest expense related to the subordinated convertible notes issued in connection with the acquisition of certain Acquired Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state corporate income taxes for the applicable periods presented.

   The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Acquired Companies been combined at the beginning of the periods presented.

ADDITIONAL ACQUISITIONS

   Subsequent to June 30, 1998, and through August 8, 1998, the Company completed 6 additional acquisitions (the "Additional Acquisitions") for approximately $8.8 million in cash and 768,664 shares of Common Stock. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $35 million. One of these acquisitions will be accounted for as a pooling-of-interest and the remainder will be accounted for as purchase transactions.

4.  LONG-TERM DEBT OBLIGATIONS:

   Long-term debt obligations consist of the following (in thousands):

                                                     DECEMBER 31,       JUNE 30,
                                                        1997              1998
                                                      --------          --------
Revolving credit facility ..................          $ 15,300          $ 78,100
Notes ......................................             4,978            24,639
Other ......................................               917             2,534
                                                      --------          --------
Total long-term ............................            21,195           105,273
Less:  current maturities ..................               869               476
                                                      --------          --------
                                                      $ 20,326          $104,797
                                                      ========          ========

   In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the

Company under the Credit Facility. The Credit Facility was further amended in April 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $175 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus 0.75 to 1.5 percentage points. The amount of percentage points added depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on April 14, 2001, at which time all amounts outstanding under the facility are due.

   As of June 30, 1998, the Company had borrowed $78.1 million under the Credit Facility at an average interest rate of approximately 6.5% per annum for the first half of 1998. As of August 8, 1998, $78.3 million was outstanding under this facility.

   Notes in the amount of $24.6 million referred to above were issued to former owners of certain Purchased Companies as partial consideration for the acquisition of their companies. Of these Notes, $24.0 million bear interest, payable quarterly, at a weighted average interest rate of 6.0% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $27.59 per share. The terms of these Notes require $6.3 million of principal payments in 1999, $10.7 million of principal payments in 2000, $6.1 million of principal payments in 2001 and $0.4 million of principal payments in 2002 and 2003. The remaining Notes of $0.6 million are non-interest bearing and $0.2 million of principal payments are due in 1999, and the remainder is due in four equal installments beginning in 2000.

   Other long-term debt of $2.5 million referred to above includes secured debt, unsecured debt and capitalized lease obligations of the Company.

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

6. STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

   Comfort Systems effected a 121.1387-for-one stock split on March 19, 1997 for each share of Common Stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of Common Stock to 102,969,912 and authorized 5,000,000 shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the number of shares of authorized Common Stock have been retroactively reflected on the balance sheet and in the accompanying notes as applicable.

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

RESTRICTED COMMON STOCK

   In March 1997, Notre exchanged 2,742,912 of its shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Voting Common Stock"). The holder of Restricted Voting Common Stock is entitled to elect one member of the Company's Board of Directors and to 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

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

   The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                      THREE MONTHS      SIX MONTHS
                                                          ENDED            ENDED
                                                         JUNE 30,         JUNE 30,
                                                      --------------   --------------
                                                       1997     1998    1997     1998
                                                      -----   ------   -----   ------
   Shares issued in connection with the acquisitions
     of the Founding Companies ....................    --      9,721    --      9,721
   Shares sold pursuant to the IPO ................    --      6,100    --      6,100
   Shares held by Notre, Comfort Systems'
     management and consultants ...................   4,240    4,240   4,240    4,240
   Shares issued in connection with the acquisitions
     of Pooled Companies ..........................   4,507    4,507   4,507    4,507
   Shares sold in connection with the underwriter's
     overallotment for the IPO ....................    --        915    --        915
   Weighted average portion of shares issued in
     connection with the acquisition of the
     Purchased Companies ..........................    --      4,722    --      3,586
   Weighted average portion of shares sold in the
     Second Public Offering .......................    --         53    --         26
                                                      -----   ------   -----   ------
   Weighted average shares outstanding - Basic ....   8,747   30,258   8,747   29,095
   Weighted average portion of shares related to stock
     options under the treasury stock method ......    --        584    --        503
                                                      -----   ------   -----   ------
   Weighted average shares outstanding - Diluted ..   8,747   30,842   8,747   29,598
                                                      =====   ======   =====   ======

7.  SUBSEQUENT EVENTS:

   Subsequent to June 30, 1998, and through August 8, 1998, the Company completed 6 additional acquisitions (the "Additional Acquisitions") for approximately $8.8 million in cash and 768,664 shares of Common Stock. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $35 million. One of these acquisitions will be accounted for as a pooling-of-interest and the remainder will be accounted for as purchase transactions.

   On July 21, 1998, the underwriters exercised their overallotment option in connection with the Second Public Offering which was completed in June 1998. An additional 461,479 shares of Common Stock was sold and the net proceeds of $8.8 million were used to repay debt.

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
RESULTS OF OPERATIONS

      INTRODUCTION

   The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

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

   On July 2, 1997, the Company completed its IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO, and through December 31, 1997, the Company acquired 27 additional HVAC and complementary businesses. Of these additional acquisitions, 14 are the Pooled Companies and the remaining 13 acquisitions have been accounted for as purchases. The historical financial statements of the Company have not been retroactively restated to give effect to the operations of one of the Pooled Companies which is considered immaterial. Subsequent to December 31, 1997 and through June 30, 1998, the Company acquired 28 additional HVAC businesses, all of which have been accounted for as purchases.

   Pro forma combined and historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The Company's results of operations historically have been subject to seasonal fluctuations.

   The timing and magnitude of acquisitions, assimilation costs, and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

PRO FORMA COMBINED RESULTS OF OPERATIONS

   The following unaudited pro forma combined information is presented supplementally to reflect the pro forma results of operations as if the acquisition of the Founding Companies occurred on January 1, 1997, as reflected in the Company's publicly disclosed earnings announcements. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the three and six months ended June 30, 1998 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1997, and the Purchased Companies acquired through date of presentation from the dates of their acquisitions. One of the Pooled Companies is considered immaterial and has not been restated for all periods presented.

   The Acquired Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general and administrative expenses for the periods presented in the condensed consolidated financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the Compensation Charge recorded by the Company in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company prior to the IPO. The pro forma combined results of operations reflect: (i) the Compensation Differential of the Founding and Pooled Companies which the former owners of those companies agreed would take effect as of the date of acquisitions, (ii) pro forma combined compensation expense of $215,000 and $430,000 for the three months and six months ended June 30, 1997, respectively, to reflect the ongoing salaries received by the corporate management as though those salaries were being paid prior to the IPO, (iii) interest expense on borrowings of $11.0 million that would have been necessary to fund various S Corporation Distributions of the Founding Companies as if they had occurred on January 1, 1997, (iv) amortization of goodwill related to the Founding Companies, and (v) the elimination of the Compensation Charge referred to above. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies and the Pooled Companies that were C Corporations, had been subject to federal and state income taxes.

PRO FORMA COMBINED (IN THOUSANDS)

                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              JUNE 30,                                    JUNE 30,
                             ----------------------------------------     ----------------------------------------
                                     1997                  1998                  1997                   1998
                             -----------------     ------------------     ------------------    ------------------
Revenues .................   $ 76,256    100.0%    $ 176,737    100.0%    $ 142,162    100.0%   $ 294,575    100.0%
Cost of Services .........     53,957     70.8       132,203     74.8       102,566     72.1      221,613     75.2
                             --------    -----     ---------    -----     ---------    -----    ---------    -----
   Gross Profit ..........     22,299     29.2        44,534     25.2        39,596     27.9       72,962     24.8
Selling, general and
 administrative expenses .     13,137     17.2        26,712     15.1        25,897     18.2       47,407     16.1
Goodwill amortization ....        874      1.1         1,598      0.9         1,748      1.2        2,768      0.9
                             --------    -----     ---------    -----     ---------    -----    ---------    -----
Operating income .........      8,288     10.9        16,224      9.2        11,951      8.4       22,787      7.7
Other income (expense)  ..       (277)    (0.4)       (1,350)    (0.8)         (523)     0.4       (1,881)    (0.6)
                             --------    -----     ---------    -----     ---------    -----    ---------    -----
Income before taxes ......      8,011     10.5        14,874      8.4        11,428      8.0       20,906      7.1
Provision for income taxes      3,351     --           6,533     --           4,771     --          9,187     --
                             --------    -----     ---------    -----     ---------    -----    ---------    -----
Net income ...............   $  4,660      6.1%    $   8,341      4.7%    $   6,657      4.7%   $  11,719      4.0%
                             ========    =====     =========    =====     =========    =====    =========    =====

   PRO FORMA COMBINED REVENUES - Pro forma combined revenues increased $100.5 million, or 131.8%, to $176.7 million for the three months ended June 30, 1998 and increased $152.4 million, or 107.2%, to $294.6 million for the first half of 1998, compared to the same periods of the prior year. Revenues from the Founding Companies and Pooled Companies increased approximately 14% and 16% for the three months and six months ended June 30, 1998, respectively, primarily due to greater demand for specialized multi-unit installation services in Texas and the Northeast, strong general activity in the Houston, Grand Rapids and Memphis markets and higher demand for commercial and industrial design and build services in the Company's Tennessee-based operations. The acquisition of the Purchased Companies acquired subsequent to the IPO through the end of the second quarter of 1998 contributed approximately $87.0 million and $130.3 million of revenue for the three months and six months ended June 30, 1998, respectively.

   PRO FORMA COMBINED GROSS PROFIT - Pro forma combined gross profit increased $22.2 million, or 100.0%, to $44.5 million for the three months ended June 30, 1998 and increased $33.4 million, or 84.3%, to $73.0 million for the first half of 1998, primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases at some of the Pooled Companies. As a percentage of revenues, pro forma combined gross profit decreased from 29.2% in the second quarter of 1997 to 25.2% in the second quarter of 1998 and from 27.9% in the first half of 1997 to 24.8% in the first half of 1998. These declines resulted primarily form the acquisition of the Purchased Companies whose gross margins are lower than the Company's historical average.

   PRO FORMA COMBINED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) Pro forma combined SG&A, excluding goodwill amortization, increased $13.6 million, or 103.3%, to $26.7 million for the second quarter of 1998 and increased $21.5 million or 83.1% to $47.4 million for the first half of 1998. These increases were due principally to the addition of the Purchased Companies along with corporate office and management expenses associated with the Company's establishment as a public company. As a percentage of revenues, pro forma combined SG&A, excluding goodwill amortization, decreased from 17.2% to 15.1% in the second quarter of 1998, and from 18.2% to 16.1% in the first half of 1998, compared to the same period of the prior year. This decrease is due to the Company's acquisition of the Purchased Companies whose SG&A as a percentage of revenues is lower than the Company's historical average.

   PRO FORMA COMBINED OTHER INCOME (EXPENSE) - Pro forma combined other expense, net increased to $1.4 million for the second quarter of 1998 and to $1.9 million for the first half of 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies acquired subsequent to the IPO through the end of the second quarter of 1998.

HISTORICAL RESULTS OF OPERATIONS (IN THOUSANDS)

                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                JUNE 30,                                 JUNE 30,
                                 -------------------------------------     ----------------------------------------
                                       1997                 1998                  1997                   1998
                                 ---------------    ------------------     -----------------     ------------------
Revenues .....................   $29,111   100.0%   $ 176,737    100.0%    $ 55,513    100.0%    $ 294,575    100.0%
Cost of Services .............    20,410    70.1      132,203     74.8       40,220     72.5       221,613     75.2
                                 -------   -----    ---------    -----     --------    -----     ---------    -----
   Gross Profit ..............     8,701    29.9       44,534     25.2       15,293     27.5        72,962     24.8
Selling, general and
 administrative expenses .....     6,841    23.5       26,712     15.1       26,327     47.4        47,407     16.1
Goodwill amortization ........      --      --          1,598      0.9         --       --           2,768      0.9
Operating income (loss) ......     1,860     6.4       16,224      9.2      (11,034)   (19.9)       22,787      7.7
Other income (expense)  ......         1    --         (1,350)    (0.8)           5     --          (1,881)    (0.6)
                                 -------   -----    ---------    -----     --------    -----     ---------    -----
Income (loss) before taxes ...     1,861     6.4       14,874      8.4      (11,029)   (19.9)       20,906      7.1
Provision (benefit) for income
 taxes .......................       604    --          6,533     --           (145)    --           9,187     --
                                 -------   -----    ---------    -----     --------    -----     ---------    -----
Net income (loss) ............   $ 1,257     4.3%   $   8,341      4.7%    $(10,884)   (19.6)%   $  11,719      4.0%
                                 =======   =====    =========    =====     ========    =====     =========    =====

   REVENUES - Revenues increased $147.6 million, or 507.1%, to $176.7 million for the three months ended June 30, 1998 and increased $239.1 million, or 430.6%, to $294.6 million for the first half of 1998, compared to the same periods of the prior year. The increase in revenues was primarily due to the acquisition of the Founding Companies and Purchased Companies.

   GROSS PROFIT - Gross profit increased $35.8 million, or 411.8%, to $44.5 for the three months ended June 30, 1998 and increased $57.7 million, or 377.1%, to $73.0 million for the first six months of 1998, compared to the same periods of the prior year. The increase in gross profit was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 29.9% in the second quarter of 1997 to 25.2% in the second quarter of 1998 and from 27.5% in the first half of 1997 to 24.8% in the first half of 1998. These declines resulted primarily form the acquisition of the Purchased Companies whose gross margins are lower than the Company's historical average.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A, excluding goodwill amortization, for the three months and six months ended June 30, 1997 includes $1.2 million and $4.2 million, respectively, of Compensation Differential which will be eliminated prospectively. Additionally, the Company recorded the non-recurring, non-cash Compensation Charge of $11.6 million in the first quarter of 1997. Excluding the Compensation Differential, the Compensation Charge, and goodwill amortization, SG&A increased $21.1 million, to $26.7 million for the three months ended June 30, 1998 and increased $36.8 million to $47.4 million for the six months ended June 30, 1998. Most of this increase was related to the Founding

Companies and Purchased Companies acquired since the IPO along with corporate office and management expenses associated with the Company's establishment as a public company.

   OTHER INCOME (EXPENSE) - Other expense, net increased to $1.4 million and $1.9 million for the three months and six months ended June 30, 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

   For the six months ended June 30, 1998, net cash used in operating activities was $12.2 million due to a decrease in accounts payable and accrued liabilities of $10.1 million and an increase in accounts receivables of $17.4 million. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of the consolidated cash management system to receive cash discounts for early payments.

   Cash used in investing activities was $48.0 million for the six months ended June 30, 1998, primarily in connection with the acquisition of the Acquired Companies for $44.7 million, net of cash acquired. The remainder of cash used in the investing activities was for additions to equipment.

   Cash provided by financing activities for the six months ended June 30, 1998 was $51.9 million and was primarily attributable to the net borrowings of long-term debt.

   At June 30, 1998, working capital was $89.9 million and total debt outstanding was $105.3 million.

   Subsequent to June 30, 1998, and through August 8, 1998, the Company completed the acquisition of 6 companies for approximately $8.8 million in cash and 768,664 shares of Common Stock. One of these acquisitions will be accounted for as a pooling-of-interests and the remainder will be accounted for as purchase transactions.

   In July 1997, the Company entered into the Credit Facility with Bank One, Texas, N.A. which was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company. The Credit Facility was further amended in April 1998 to increase borrowing capacity and to provide for additional banks to lend to the Company. The Credit Facility provides the Company with an unsecured revolving line of credit of $175 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus
0.75 to 1.5 percentage points. The amount of percentage points added depends on the ratio of the Company's debt to EBITDA for the preceding twelve months. For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. In addition, commitment fees of 0.125% to 0.325% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Credit Facility. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on April 14, 2001, at which time, all amounts outstanding under the facility are due. As of June 30, 1998, $78.1 million was outstanding under the Credit Facility. As of August 8, 1998, $78.3 million was outstanding under the Credit Facility.

   The Company intends to pursue additional acquisition opportunities, the cash portion of which will be financed with borrowings under the Credit Facility as well as cash flow from operations. The Company anticipates that cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for equipment. Should the Company accelerate or revise its acquisition program, the Company may need to seek financing in addition to the Credit Facility through the public or private sale of equity or debt securities. There can be no assurance that the Company can secure financing if and when needed, or that such financing will be available on terms the Company deems acceptable.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders in Houston, Texas on May 21, 1998. The following sets forth matters submitted to a vote of the stockholders:

(a)The following individuals were elected to the Board of Directors as stated in the company's Proxy Statement dated April 27, 1998, for terms expiring at the 2001 annual stockholders' meeting or until their successors have been elected and qualified - Class I Directors: Fred M. Ferreira, Brian S. Atlas, Robert R. Cook, Charles W. Klapperich and John Mercadante, Jr.

   Every Director was elected by more than a majority of the outstanding shares of Common Stock of the Company. Mr. Ferreira had 23,356,901 shares voted in favor, with 26,642 shares withheld, and the remaining directors had 23,379,023 shares voted in favor, with 5,520 shares withheld.

(b)The stockholders approved the 1998 Employee Stock Purchase Plan by a vote of 22,899,146 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 301,050 shares voted against and 184,347 shares abstaining.

(c)The stockholders approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 by a vote of 22,669,172 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 638,201 shares voted against and 77,170 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

27.1 Financial Data Schedule.  (Filed herewith)

(b)    Reports on Form 8-K

   None.

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

Dated:  August 13, 1998