Form 10-Q
period 1998-09-30
COMFORT SYSTEMS USA INC
filed 1998-11-16
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             777 POST OAK BOULEVARD
                                    SUITE 500
                              HOUSTON, TEXAS 77056
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

         Registrant's telephone number, including area code: (713) 830-9600


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's common stock, as of November 16, 1998, was 37,088,733.

                            COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                            PAGE

Part I -- Financial Information
   Item 1 -- Financial Statements
      COMFORT SYSTEMS USA, INC. PRO FORMA COMBINED
           Introduction to Pro Forma Combined Statements of Operations        1
           Pro Forma Combined Statements of Operations.....................   3
           Note to Pro Forma Combined Statements of Operations.............   4

      COMFORT SYSTEMS USA, INC.
           Condensed Consolidated Balance Sheets...........................   5
           Condensed Consolidated Statements of Operations.................   6
           Condensed Consolidated Statements of Stockholders' Equity ......   7
           Condensed Consolidated Statements of Cash Flows.................   8
           Notes to Condensed Consolidated Financial Statements............   9

   Item 2 -- Management's Discussion and Analysis of Financial Condition
              and Results Of Operations....................................  15

Part II -- Other Information
   Item 1 -- Legal Proceedings.............................................  20
   Item 2 -- Recent Sales of Unregistered Securities.......................  20
   Item 6 -- Exhibits and Reports on Form 8-K..............................  20
   Item 9 -- Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  20
   Signature...............................................................  21

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

   Subsequent to July 2, 1997, and through September 30, 1998, the Company acquired 70 additional HVAC and complementary businesses (collectively with the Founding Companies referred to as the "Acquired Companies"). Of these additional businesses acquired, 17 acquisitions were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies").

   On June 16, 1998, the Company completed a second public offering (the "Second Public Offering") of 400,000 shares of its Common Stock. The net proceeds from this offering of $7.6 million were used to repay debt.

   The following unaudited pro forma combined statements of operations assume that the IPO and the acquisitions of the Founding Companies were consummated on January 1, 1997. This pro forma presentation also gives effect to the retroactive restatement to January 1, 1997, of 16 of the 17 Pooled Companies and reflects the acquisitions of the Purchased Companies acquired subsequent to the IPO through September 30, 1998, from the date of their respective acquisitions. This presentation is not intended to be in accordance with the regulations promulgated by the Securities and Exchange Commission.

     The Acquired Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general and administrative expenses for the periods presented in the condensed consolidated statements of operations reflect compensation and related benefits those owners received from their respective businesses prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company (the "Compensation Charge") prior to the IPO. The pro forma combined adjustments reflect (a) a decrease in selling, general and administrative expenses to exclude the Compensation Charge for the first quarter of 1997, (b) certain reductions in salaries and benefits to the former owners of the Acquired Companies which they agreed would take effect as of the date of acquisition (the "Compensation Differential"), (c) pro forma combined compensation expense of $430,000 for the nine months ended September 30, 1997, to reflect the ongoing salaries received by corporate management of the Company as though those salaries were paid prior to the IPO, (d) amortization of goodwill related to the Founding Companies, and (e) pro forma interest expense on borrowings that would have been necessary to fund certain S Corporation Distributions related to the Founding Companies, as if those distributions had been made on January 1, 1997. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies, which were C Corporations, had been subject to federal and state income taxes.

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

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1997           1998
                                                       ---------      ---------

REVENUES .........................................     $ 262,116      $ 559,339
COST OF SERVICES .................................       191,066        423,223
                                                       ---------      ---------
   Gross profit ..................................        71,050        136,116

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....        44,466         85,845
GOODWILL AMORTIZATION ............................         2,623          4,642
                                                       ---------      ---------

   Operating income ..............................        23,961         45,629

OTHER INCOME (EXPENSE):
   Interest expense, net .........................          (669)        (3,731)
   Other income, net .............................           128            156
                                                       ---------      ---------
      Other income (expense) .....................          (541)        (3,575)
                                                       ---------      ---------
INCOME BEFORE INCOME TAXES .......................        23,420         42,054
PROVISION FOR INCOME TAXES .......................         9,390         18,394
                                                       ---------      ---------
PRO FORMA COMBINED NET INCOME ....................     $  14,030      $  23,660
                                                       =========      =========

PRO FORMA COMBINED NET INCOME PER SHARE:
   Basic .........................................     $     .56      $     .75
                                                       =========      =========
   Diluted .......................................     $     .55      $     .74
                                                       =========      =========
SHARES USED IN COMPUTING PRO FORMA COMBINED
  NET INCOME PER SHARE:
   Basic .........................................        25,080         31,689
                                                       =========      =========
   Diluted .......................................        25,297         32,179
                                                       =========      =========

   This pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because the Acquired Companies were not under common control or management prior to their acquisition.


The accompanying note is an integral part of these pro forma combined statements of operations.

                           COMFORT SYSTEMS USA, INC.
              NOTE TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS

   The computation of the weighted average shares outstanding for pro forma combined net income per share for the nine months ended September 30, 1997 and 1998, is calculated as follows (in thousands):

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                    1997     1998
                                                                   ------   ------
Shares issued in connection with the acquisitions of the
 Founding Companies ............................................    9,721    9,721
Shares sold pursuant to the IPO ................................    6,100    6,100
Shares held by Notre Capital Ventures II, L.L.C. ("Notre"),
 Comfort Systems' management and consultants ...................    4,240    4,240
Shares issued in connection with the acquisitions
 of the Pooled Companies .......................................    5,946    5,946
Shares sold in connection with the underwriter's overallotment
 for the IPO and Second Public Offering ........................      272    1,037
Weighted average portion of shares issued in connection with
 the acquisition of the Purchased Companies ....................        4    4,482
Weighted average portion of shares sold in the
 Second Public Offering ........................................     --        152
Weighted average portion of shares issued in connection with the
 Employee Stock Purchase Plan ..................................     --          6
Weighted average portion of shares issued in connection with the
 exercise of stock options .....................................     --          5
Less:  Shares sold in the IPO that were not used for the
 cash portion of the acquisition of the Founding Companies .....    1,203
                                                                   ------   ------
Weighted average shares outstanding - Basic ....................   25,080   31,689
Weighted average portion of shares related to stock options
 under the treasury stock method ...............................      217      490
                                                                   ------   ------
Weighted average shares outstanding - Diluted ..................   25,297   32,179
                                                                   ======   ======

                           COMFORT SYSTEMS USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                              DECEMBER 31, SEPTEMBER 30,
                                                                   1997       1998
                                                                --------   --------
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................   $ 18,097   $  9,687
   Accounts receivable, less allowance of $1,698 and
    $3,526 ..................................................     84,422    191,079
   Other receivables ........................................        884      2,360
   Inventories ..............................................      7,360     13,209
   Prepaid expenses and other ...............................      4,749     10,602
   Costs and estimated earnings in excess of billings .......     14,034     26,595
         Total current assets ...............................    129,546    253,532

PROPERTY AND EQUIPMENT, net .................................     13,649     26,054
GOODWILL, less accumulated amortization of $1,851 and
 $6,493 .....................................................    163,126    310,452
OTHER NONCURRENT ASSETS .....................................      2,226     10,611
                                                                --------   --------
         Total assets .......................................   $308,547   $600,649
                                                                ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .....................   $  2,329   $  6,821
   Accounts payable .........................................     28,354     56,728
   Accrued compensation and benefits ........................      7,522     21,280
   Billings in excess of costs and estimated
    earnings ................................................     11,525     31,220
   Income taxes payable .....................................      4,889      3,259
   Other current liabilities ................................     11,676     16,856
                                                                --------   --------
         Total current liabilities ..........................     66,295    136,164
DEFERRED INCOME TAXES .......................................      1,061        889
LONG-TERM DEBT, NET OF CURRENT MATURITIES ...................     21,934    127,969
OTHER LONG-TERM LIABILITIES .................................      1,501      1,309
                                                                --------   --------
         Total liabilities ..................................     90,791    266,331

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par, 5,000,000 shares authorized, none
     issued and outstanding .................................       --         --
   Common stock, $.01 par, 102,969,912 shares authorized,
     28,013,436 and 34,922,169 shares issued and
     outstanding, respectively ..............................        280        349
   Additional paid-in capital ...............................    205,827    300,644
   Retained earnings ........................................     11,649     33,325
                                                                --------   --------
         Total stockholders' equity .........................    217,756    334,318
                                                                --------   --------
         Total liabilities and stockholders' equity .........   $308,547   $600,649
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

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                                              -----------------------------           -----------------------------
                                                                  1997               1998                 1997                1998
                                                              ---------           ---------           ---------           ---------
REVENUES ...........................................          $  97,454           $ 232,381           $ 175,411           $ 559,339
COST OF SERVICES ...................................             70,249             175,308             128,481             423,223
                                                              ---------           ---------           ---------           ---------
         Gross profit ..............................             27,205              57,073              46,930             136,116
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ........................................             17,832              34,405              46,758              87,609
GOODWILL AMORTIZATION ..............................                883               1,854                 883               4,642
                                                              ---------           ---------           ---------           ---------
         Operating income (expense) ................              8,490              20,814                (711)             43,865
OTHER INCOME (EXPENSE):
      Interest income ..............................                586                 233                 778                 625
      Interest (expense) ...........................               (561)             (1,941)               (825)             (4,356)
      Other ........................................                 24                 137                  18                 156
                                                              ---------           ---------           ---------           ---------
         Other income (expense) ....................                 49              (1,571)                (29)             (3,575)
                                                                                  ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES ..................              8,539              19,243                (740)             40,290
PROVISION FOR INCOME TAXES .........................              4,899               8,444               4,575              17,687
                                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS) ..................................          $   3,640           $  10,799           $  (5,315)          $  22,603
                                                              =========           =========           =========           =========
NET INCOME (LOSS) PER SHARE:
      Basic ........................................          $     .14           $     .32           $    (.33)          $     .71
                                                              =========           =========           =========           =========
      Diluted ......................................          $     .13           $     .31           $    (.33)          $     .70
                                                              =========           =========           =========           =========
SHARES USED IN COMPUTING NET INCOME
   (LOSS) PER SHARE:
      Basic ........................................             26,834              33,964              16,013              31,689
                                                              =========           =========           =========           =========
      Diluted ......................................             27,485              34,454              16,230              32,179
                                                              =========           =========           =========           =========

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

                           COMFORT SYSTEMS USA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  COMMON STOCK             ADDITIONAL     RETAINED         TOTAL
                                                            -------------------------       PAID-IN       EARNINGS     STOCKHOLDERS'
                                                               SHARES         AMOUNT        CAPITAL       (DEFICIT)        EQUITY
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1996 ..........................      5,859,881     $       58     $      188     $   14,843      $   15,089
   Issuance of Common Stock:
      Initial Public Offering .........................      7,015,000             70         79,805           --            79,875
      Acquisition of Founding Companies ...............      9,720,927             98        100,999           --           101,097
      Issuance of management shares....................      4,118,708             41         11,556           --            11,597
      Acquisition of Purchased Companies ..............      1,092,489             11         13,253           --            13,264
   S Corporation distributions made by certain
      Pooled Companies ................................           --             --             --           (2,173)         (2,173)
   Pooling not restated ...............................        206,431              2             26            853             881
   Net loss ...........................................           --             --             --           (1,874)         (1,874)
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT DECEMBER 31, 1997 ..........................     28,013,436            280        205,827         11,649         217,756
   Issuance of Common Stock:
      Second Public Offering ..........................        861,479              9         15,892           --            15,901
      Acquisition of Purchased Companies ..............      6,000,485             60         78,225           --            78,285
      Employee Stock Purchase Plan shares .............         29,362           --              482           --               482
      Exercise of Options .............................         17,407           --              218           --               218
   S Corporation distributions made by certain
      Pooled Companies ................................           --             --             --             (927)           (927)
   Net income .........................................           --             --             --           22,603          22,603
                                                            ----------     ----------     ----------     ----------      ----------
BALANCE AT SEPTEMBER 30, 1998 .........................     34,922,169     $      349     $  300,644     $   33,325      $  334,318
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

                           COMFORT SYSTEMS USA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ----------------------
                                                                         1997        1998
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $  (5,315)   $  22,603
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities --
   Depreciation and amortization expense .........................       2,867        9,219
   Bad debt expense ..............................................         302          384
   Compensation expense related to issuance of management shares .      11,556         --
   Deferred tax expense (benefit) ................................      (2,700)        (118)
   Loss (gain) on sale of property and equipment .................           9         (158)
   Current taxes on acquired S corporations ......................         610         --
   Changes in operating assets and liabilities, net of effects of acquisitions of Founding and Purchased Companies--
      (Increase) decrease in --
         Receivables, net ........................................      (7,859)     (39,302)
         Inventories .............................................         264       (1,420)
         Prepaid expenses and other current assets ...............       1,724       (6,744)
         Cost and estimated earnings in excess of billings .......      (3,340)      (4,241)
         Other noncurrent assets .................................         167          499
      Increase (decrease) in --
         Accounts payable and accrued liabilities ................       5,281       (3,642)
         Billings in excess of costs and estimated earnings ......         936        4,299
         Other, net ..............................................         (73)      (1,262)
                                                                     ---------    ---------
Net cash provided by (used in) operating activities ..............       4,429      (19,883)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........................      (3,011)      (7,069)
   Proceeds from sales of property and equipment .................         235          699
   Cash paid for Purchased Companies, net of cash acquired .......     (43,037)     (62,683)
                                                                     ---------    ---------
      Net cash used in investing activities ......................     (45,813)     (69,053)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ....................................     (49,097)     (63,185)
   Borrowings of long-term debt ..................................      50,845      127,928
   S Corporation Distributions paid by certain Pooled Companies ..      (1,603)        (821)
   Proceeds from issuance of Common Stock ........................      79,916       16,604
                                                                     ---------    ---------
Net cash provided by financing activities ........................   $  80,061    $  80,526
                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............   $  38,677    $  (8,410)
CASH AND CASH EQUIVALENTS, beginning of period ...................       7,003       18,097
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, end of period .........................   $  45,680    $   9,687
                                                                     =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

   On July 2, 1997, Comfort Systems completed the IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO and through September 30, 1998, the Company has acquired 70 HVAC and complementary businesses.

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

CASH FLOW INFORMATION

   Cash paid for interest for the nine months ended September 30, 1997 and 1998 was approximately $0.9 million and $3.7 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1997 and 1998 was approximately $0.4 million and $24.1 million, respectively.

3.  BUSINESS COMBINATIONS:

POOLINGS

   During the second half of 1997, the Company acquired all of the outstanding stock of 14 Pooled Companies in exchange for 4,507,406 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests as described in Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These companies provide HVAC and complementary services.

   During the third quarter of 1998, the Company acquired all of the outstanding stock of three Pooled Companies in exchange for 1,437,767 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests. Two of the three Pooled Companies have been retroactively restated to January 1, 1997. These companies provide HVAC and complementary services. The combined revenue and income before income taxes of the two restated Pooled Companies for the period prior to their acquisition by the Company was as follows (in thousands):

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                     -----------------         -----------------
                                     1997         1998         1997         1998
                                     ----         ----         ----         ----
Revenues ...................      $14,492      $18,273      $36,991      $50,657
Income before taxes ........          684        1,601          769        1,742

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

   For the three months ended March 31, 1998, Comfort Systems acquired 11 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $16.6 million in cash, 2,220,416 shares of Common Stock valued at $25.8 million, and $1.9 million in Notes. Approximately $1.3 million of these Notes are convertible at various dates in 2000, 2001 and 2002 into 53,700 shares of Common Stock, respectively. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $43.7 million of goodwill related to the companies acquired during the first three months of 1998.

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

   For the three months ended September 30, 1998, Comfort Systems acquired 12 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $22.6 million in cash, 1,763,928 shares of Common Stock valued at $23.5 million, and $3.9 million in Notes. The Notes are convertible beginning in 1999 into 149,533 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $41.8 million of goodwill related to the companies acquired during the third quarter of 1998.

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

   The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies and Purchased Companies as if those companies had been acquired on January 1, 1997 through the respective dates of acquisitions (in thousands, except per share data):
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ---------------------
                                                             1997         1998
                                                           --------     --------
                                                                 (UNAUDITED)

Revenues .............................................     $595,582     $682,249
Net income ...........................................     $ 23,522     $ 22,329
Net income per share - Diluted .......................     $    .73     $    .64
Shares used in computing net income - Diluted ........       32,385       34,802

   Pro forma adjustments included in the preceding tables regarding the Acquired Companies primarily relate to (a) the Compensation Differential relating to the former owners of the Acquired Companies which they agreed would take effect as of the acquisition date, (b) pro forma compensation expense of $430,000 for the nine months ended September 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO, (c) amortization of goodwill related to the Purchased and Founding Companies, (d) elimination of the non-recurring, non-cash Compensation Charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, (e) interest expense on borrowings of $22.8 million that would have been necessary to fund certain S Corporation Distributions of the Acquired Companies as if those distributions had occurred on January 1, 1997, (f) interest expense on borrowings of $75.9 million related to the purchase price of the Purchased Companies acquired during the three quarters of 1998, and (g) interest expense related to the subordinated convertible notes issued in connection with the acquisition of certain Acquired Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies, which were C Corporations, had been subject to federal and state corporate income taxes for the applicable periods presented.

   The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Acquired Companies been combined at the beginning of the periods presented.

ADDITIONAL ACQUISITIONS

   Subsequent to September 30, 1998, and through November 16, 1998, the Company completed 7 additional acquisitions (the "Additional Acquisitions") for approximately $83.8 million in cash, 2,646,508 shares of Common Stock and $33.4 million in Notes. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $249 million. All of these acquisitions will be accounted for as purchase transactions.

4.  LONG-TERM DEBT OBLIGATIONS:

   Long-term debt obligations consist of the following (in thousands):

                                                   DECEMBER 31, SEPTEMBER 30,
                                                        1997       1998
                                                    ---------   ---------
   Revolving credit facility.....................   $  15,300   $ 103,850
   Notes.........................................       4,978      28,539
   Other.........................................       3,985       2,401
                                                    ---------   ---------
   Total debt....................................      24,263     134,790
   Less:  current maturities.....................       2,329       6,821
                                                    ---------   ---------
                                                    $  21,934   $ 127,969
                                                    =========   =========

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

   As of September 30, 1998, the Company had borrowed $103.9 million under the Credit Facility at an average interest rate of approximately 6.5% per annum for the first nine months of 1998. As of November 10, 1998, $105.8 million was outstanding under this facility.

   As of September 30, 1998, Notes in the amount of $28.5 million referred to above were issued to former owners of certain Purchased Companies as partial consideration for the acquisition of their companies. Of these Notes, $27.9 million bear interest, payable quarterly, at a weighted average interest rate of 5.9% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $27.38 per share. The terms of these Notes require $6.3 million of principal payments in 1999, $10.7 million of principal payments in 2000, $10.0 million of principal payments in 2001 and $0.4 million of principal payments in 2002 and 2003. The remaining Notes of $0.6 million are non-interest bearing, with $0.2 million of principal payments due in 1999, followed by four equal annual installments beginning in 2000.

   As of September 30, 1998, other long-term debt of $2.4 million referred to above includes secured debt, unsecured debt and capitalized lease obligations of the Company.

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

   The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                                     THREE MONTHS                     NINE MONTHS
                                                                        ENDED                            ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  1997           1998             1997            1998
                                                               -------         -------         -------         -------
Shares issued in connection with the acquisitions
  of the Founding Companies ................................     9,721           9,721           3,431           9,721
Shares sold pursuant to the IPO ............................     6,100           6,100           2,120           6,100
Shares held by Notre, Comfort Systems'
  management and consultants ...............................     4,240           4,240           4,240           4,240
Shares issued in connection with the acquisitions
  of Pooled Companies ......................................     5,946           5,946           5,946           5,946
Shares sold in connection with the underwriter's
  overallotment for the IPO and Second Public
  Offering .................................................       814           1,276             272           1,037
Weighted average portion of shares issued in
  connection with the acquisition of the
  Purchased Companies ......................................        13           6,245               4           4,482
Weighted average portion of shares sold in the
  Second Public Offering ...................................      --               400            --               152
Weighted average portion of shares issued in
  connection with the Employee Stock Purchase Plan .........      --                20            --                 6
Weighted average portion of shares issued in
  connection with the exercise of stock options ............      --                16            --                 5
                                                             ---------        --------        --------        --------
Weighted average shares outstanding - Basic ................    26,834          33,964          16,013          31,689
Weighted average portion of shares related to stock
  options under the treasury stock method ..................       651             490             217             490
                                                             ---------        --------        --------        --------
Weighted average shares outstanding - Diluted ..............    27,485          34,454          16,230          32,179
                                                             =========        ========        ========        ========

7.  SUBSEQUENT EVENTS:

   Subsequent to September 30, 1998, and through November 16, 1998, the Company completed 7 additional acquisitions (the "Additional Acquisitions") for approximately $83.8 million in cash, 2,646,508 shares of Common Stock and $33.4 million in Notes. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $249 million. All of these acquisitions will be accounted for as purchase transactions.

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

   On July 2, 1997, the Company completed its IPO and simultaneously acquired the 12 Founding Companies. Subsequent to the IPO, and through December 31, 1997, the Company acquired 27 additional HVAC and complementary businesses. Of these additional acquisitions, 14 were accounted for as poolings-of-interests and the remaining 13 acquisitions were accounted for as purchases. The historical financial statements of the Company have not been retroactively restated to give effect to the operations of one of the Pooled Companies which is considered immaterial. Subsequent to December 31, 1997 and through September 30, 1998, the Company acquired 40 additional HVAC businesses which have been accounted for as purchases. Additionally, during the third quarter of 1998, the Company completed three acquisitions which were accounted for as poolings-of-interests.

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

PRO FORMA COMBINED RESULTS OF OPERATIONS

   The following unaudited pro forma combined information is presented supplementally to reflect the pro forma results of operations as if the acquisition of the Founding Companies occurred on January 1, 1997, as reflected in the Company's publicly disclosed earnings announcements. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the three and nine months ended September 30, 1998 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1997, and the Purchased Companies from the dates of their acquisitions. One of the Pooled Companies is considered immaterial and has not been restated for all periods presented.

   The Acquired Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general and administrative expenses for the periods presented in the condensed consolidated financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the Compensation Charge recorded by the Company in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company prior to the IPO. The pro forma combined results of operations reflect: (i) the Compensation Differential of the Founding and Pooled Companies which the former owners of those companies agreed would take effect as of the date of acquisitions, (ii) pro forma combined compensation expense of $430,000 for the nine months ended September 30, 1997 to reflect the ongoing salaries received by the corporate management as though those salaries were being paid prior to the IPO, (iii) interest expense on borrowings of $11.0 million that would have been necessary to fund various S Corporation Distributions of the Founding Companies as if they had occurred on January 1, 1997, (iv) amortization of goodwill related to the Founding Companies, and (v) the elimination of the Compensation Charge referred to above. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies and the Pooled Companies, that were C Corporations, had been subject to federal and state income taxes.

PRO FORMA COMBINED (IN THOUSANDS)

                                              THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                      SEPTEMBER 30,
                                 -----------------------------------------------    -----------------------------------------------
                                          1997                     1998                      1997                      1998
                                 --------------------     ----------------------    --------------------     ---------------------
Revenues .....................   $  97,454      100.0%    $ 232,381        100.0%   $ 262,116       100.0%   $ 559,339       100.0%
Cost of Services .............      70,249       72.1       175,308         75.4      191,066        72.9      423,223        75.7
                                 ---------   --------     ---------     --------    ---------    --------    ---------    --------
   Gross Profit ..............      27,205       27.9        57,073         24.6       71,050        27.1      136,116        24.3
Selling, general and
 administrative expenses .....      15,513       15.9        33,663         14.5       44,466        17.0       85,845        15.3
Goodwill amortization ........         875        0.9         1,854          0.8        2,623         1.0        4,642         0.8
                                 ---------   --------     ---------     --------    ---------    --------    ---------    --------
Operating income .............      10,817       11.1        21,556          9.3       23,961         9.1       45,629         8.2
Other income (expense)  ......          54       --          (1,571)        (0.7)        (541)       (0.2)      (3,575)       (0.6)
                                 ---------   --------     ---------     --------    ---------    --------    ---------    --------
Income before taxes ..........      10,871       11.2        19,985          8.6       23,420         8.9       42,054         7.5
Provision for income taxes ...       4,378        --          8,698         --         9,390         --        18,394         --
                                 ---------  ---------     ---------     --------    ---------    --------    ---------    --------
Net income ...................   $   6,493        6.7%    $  11,287          4.9%   $  14,030         5.4%   $  23,660         4.2%
                                 =========   ========     =========     ========    =========    ========    =========    ========

     PRO FORMA COMBINED REVENUES - Pro forma combined revenues increased $134.9 million, or 138.5%, to $232.4 million for the three months ended September 30, 1998 and increased $297.2 million, or 113.4%, to $559.3 million for the first nine months of 1998, compared to the same periods of the prior year. Revenues from the Founding Companies and Pooled Companies increased approximately 17% and 16% for the three months and nine months ended September 30, 1998, respectively, primarily due to greater demand for specialized multi-unit installation services in Texas and the Northeast, strong general activity in the Houston, Grand Rapids and Cincinnati markets and higher demand for commercial and industrial design and build services in the Company's Tennessee-based operations. The acquisition of the Purchased Companies, excluding "tuck-ins," acquired subsequent to the IPO through the end of the third quarter of 1998 contributed approximately $114.0 million and $240.9 million of revenue for the three months and nine months ended September 30, 1998, respectively.

   PRO FORMA COMBINED GROSS PROFIT - Pro forma combined gross profit increased $29.9 million, or 109.8%, to $57.1 million for the three months ended September 30, 1998 and increased $65.1 million, or 91.6%, to $136.1 million for the first nine months of 1998, primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases in volume and gross margin at some of the Pooled Companies. As a percentage of revenues, pro forma combined gross profit decreased from 27.9% in the third quarter of 1997 to 24.6% in the third quarter of 1998 and decreased from 27.1% in the first nine months of 1997 to 24.3% in the first nine months of 1998. These declines resulted primarily from the acquisition of the Purchased Companies, which, taken as a whole, have gross margins that are lower than the Company's historical average.

   PRO FORMA COMBINED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) Pro forma combined SG&A, excluding goodwill amortization, increased $18.2 million, or 117.0%, to $33.7 million for the third quarter of 1998 and increased $41.4 million or 93.1% to $85.8 million for the first nine months of 1998. These increases were due principally to the addition of the Purchased Companies along with corporate office and management expenses associated with the Company's establishment as a public company. As a percentage of revenues, pro forma combined SG&A, excluding goodwill amortization, decreased from 15.9% to 14.5% in the third quarter of 1998, and from 17.0% to 15.3% in the first nine months of 1998, compared to the same period of the prior year. This decrease is due to the Company's acquisition of the Purchased Companies, which, taken as a whole, have SG&A as a percentage of revenues that is lower than the Company's historical average.

   PRO FORMA COMBINED OTHER INCOME (EXPENSE) - Pro forma combined other expense, net increased to $1.6 million for the third quarter of 1998 and to $3.6 million for the first nine months of 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies acquired subsequent to the IPO through the end of the third quarter of 1998.

HISTORICAL RESULTS OF OPERATIONS (IN THOUSANDS)

                                           THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                               SEPTEMBER 30,                                      SEPTEMBER 30,
                               ---------------------------------------------  ---------------------------------------------------
                                        1997                     1998                   1997                         1998
                               --------------------    ---------------------  -----------------------     -----------------------
Revenues ...................   $  97,454      100.0%   $ 232,381       100.0% $ 175,411         100.0%    $ 559,339         100.0%
Cost of Services ...........      70,249       72.1      175,308        75.4    128,481          73.2       423,223          75.7
                               ---------   --------    ---------    --------  ---------      --------     ---------      --------
     Gross Profit ..........      27,205       27.9       57,073        24.6     46,930          26.8       136,116          24.3
Selling, general and
  administrative expenses ..      17,832       18.3       34,405        14.8     46,758          26.7        87,609          15.7
Goodwill amortization ......         883        0.9        1,854         0.8        883           0.5         4,642           0.8
                               ---------   --------    ---------    --------  ---------      --------     ---------      --------
Operating income (loss) ....       8,490        8.7       20,814         9.0       (711)         (0.4)       43,865           7.8
Other income (expense) .....          49        0.1       (1,571)       (0.7)       (29)         --          (3,575)         (0.6)
                               ---------   --------    ---------    --------  ---------      --------     ---------      --------
Income (loss) before taxes .       8,539        8.8       19,243         8.3       (740)         (0.4)       40,290           7.2
Provision for income taxes .       4,899       --          8,444        --        4,575          --          17,687          --
                               ---------   --------    ---------    --------  ---------      --------     ---------      --------
Net income (loss) ..........   $   3,640        3.7%   $  10,799         4.6% $  (5,315)         (3.0)%   $  22,603           4.0%
                               =========   ========    =========    ========  =========      ========     =========      ========

   REVENUES - Revenues increased $134.9 million, or 138.5%, to $232.4 million for the three months ended September 30, 1998 and increased $383.9 million, or 218.9%, to $559.3 million for the first nine months of 1998, compared to the same periods of the prior year. The increase in revenues was primarily due to the acquisition of the Founding Companies and Purchased Companies.

   GROSS PROFIT - Gross profit increased $29.9 million, or 109.8%, to $57.1 for the three months ended September 30, 1998 and increased $89.2 million, or 190.0%, to $136.1 million for the first nine months of 1998, compared to the same periods of the prior year. The increase in gross profit was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 27.9% in the third quarter of 1997 to 24.6% in the third quarter of 1998 and from 26.8% in the first nine months of 1997 to 24.3% in the first nine months of 1998. These declines resulted primarily from the acquisition of the Purchased Companies, which, taken as a whole, have gross margins that are lower than the Company's historical average.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A, excluding goodwill amortization, for the three months and nine months ended September 30, 1997 includes $2.1 million and $7.3 million, respectively, and the three months and nine months ended September 30, 1998 includes $0.7 million and $1.8 million, respectively, of Compensation Differential and acquisition related costs which will be eliminated prospectively. Additionally, the Company recorded the non-recurring, non-cash Compensation Charge of $11.6 million in the first quarter of 1997. Excluding the Compensation Differential, the Compensation Charge, and goodwill amortization, SG&A increased $18 million, to $33.7 million for the three months ended September 30, 1998 and increased $46.4 million to $85.8 million for the nine months ended September 30, 1998. Most of this increase was related to the Founding Companies and Purchased Companies acquired since the IPO along with corporate office and management expenses associated with the Company's establishment as a public company.

   OTHER INCOME (EXPENSE) - Other expense, net increased to $1.6 million and $3.6 million for the three months and nine months ended September 30, 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

   For the nine months ended September 30, 1998, net cash used in operating activities was $19.9 million due to a decrease in accounts payable and accrued liabilities of $3.6 million and an increase in accounts receivables of $39.3 million. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of the consolidated cash management system to receive cash discounts for early payments. The increase in receivables is due, in part, to the higher levels of seasonal operating activity that the Company experiences in the second and third quarters.

   Cash used in investing activities was $69.1 million for the nine months ended September 30, 1998, primarily in connection with the acquisition of the Acquired Companies for $62.7 million, net of cash acquired. The remainder of cash used in the investing activities was for additions to equipment.

   Cash provided by financing activities for the nine months ended September 30, 1998 was $80.5 million and was primarily attributable to the net borrowings of long-term debt.

   At September 30, 1998, working capital was $117.4 million and total debt outstanding was $134.8 million.

   Subsequent to September 30, 1998, and through November 16, 1998, the Company completed the acquisition of 7 companies for approximately $83.8 million in cash, 2,646,508 shares of Common Stock and $33.4 million in Notes. All of these acquisitions will be accounted for as purchase transactions.

   In July 1997, the Company entered into the Credit Facility with Bank One, Texas, N.A. which was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company. The Credit Facility was further amended in April 1998 to increase borrowing capacity and to provide for additional banks to lend to the Company. The Credit Facility provides the Company with an unsecured revolving line of credit of $175 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus
0.75 to 1.5 percentage points. The amount of percentage points added depends on the ratio of the Company's debt to EBITDA for the preceding twelve months. For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. In addition, commitment fees of 0.125% to 0.325% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Credit Facility. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on April 14, 2001, at which time, all amounts outstanding under the facility are due. As of September 30, 1998, $103.9 million was outstanding under the Credit Facility. As of November 10, 1998, $105.8 million was outstanding under the Credit Facility.

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

YEAR 2000

   Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company has implemented a Year 2000 program and is using both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that are being addressed include external customers, external suppliers and internal computers, software and other equipment.

   Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not expect a material effect on the Company's financial condition or results of operations at this time. The Company has initiated communications with its significant customers and suppliers to assess the extent to which the Company is vulnerable to those third parties with which the Company transacts business.

   The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of anticipated Year 2000 enhancements is approximately $500,000 and is being funded from operating cash flows. The majority of such costs is for the enhancement of hardware and software and will be capitalized. The remaining costs will be expensed as incurred and are not expected to have a material effect on the results of operations. The Company expects, but cannot provide assurance, to be substantially complete with Year 2000 enhancements for internal operating systems by June 1999, which is prior to any significant anticipated impact on its operating systems.

   The ability of third parties with which the Company transacts business to adequately address Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. At this time, the Company does not expect such an adverse impact.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

   On September 30, 1998, the Company issued 718,391 unregistered shares of its Common Stock in connection with the acquisition of an HVAC business which was not material. These shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2), no public offering being involved.

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

                                      COMFORT SYSTEMS USA, INC.


                                      By:    /s/  J. GORDON BEITTENMILLER
                                               J. GORDON BEITTENMILLER
                                             EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Dated:  November 16, 1998