Form 10-K405/A
period 1997-12-31
COMFORT SYSTEMS USA INC
filed 1999-02-22
CIK 1035983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                               777 POST OAK BLVD.
                                   SUITE 500
                              HOUSTON, TEXAS 77056
                                 (713) 830-9600
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                     WHICH REGISTERED
-------------------------------------  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 18, 1999, the aggregate market value of the 31,111,391 shares of the registrant's common stock held by non-affiliates of the registrant was $466,670,865, based on the $15.00 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

     As of February 18, 1999, 38,305,026 shares of the registrant's common stock were issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which was filed with the Commission on April 27, 1998.

================================================================================

EXPLANATORY NOTE TO FORM 10-K/A

     The Registrant is filing on this Amendment No. 1 on Form 10-K/A:

           (i) audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997; and

          (ii) management's discussion and analysis of financial condition and results of operations for each of the periods described above, all of which have been restated for various businesses acquired in 1997 accounted for under the pooling of interests method of accounting.

     These acquisitions had been accounted for as immaterial pooling of interests transactions for which prior period financial statements were not restated in the Registrant's 1997 Annual Report on Form 10-K. The restatement resulted from a new evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Registrant's prior period financial statements.

     The Items of Form 10-K affected by this Amendment No. 1 on Form 10-K/A are as follows:

     Part II Item 6.    Selected Financial Data
     Part II Item 7.    Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations
     Part II Item 8.    Financial Statements and
                        Supplementary Data

ITEM 6.  SELECTED FINANCIAL DATA

     On July 2, 1997, the Company completed its IPO and simultaneously acquired the 12 Founding Companies. During the remainder of 1997, the Company completed 27 acquisitions, 14 of which were accounted for as pooling-of-interests (the "Pooled Companies") and 13 of which were accounted for as purchases (the "Purchased Companies"). The following selected historical financial data has been derived from the audited financial statements of the Company for each of the three years ended December 31, 1995, 1996, and 1997, and retroactively reflects the Pooled Companies as appropriate. The remaining selected historical financial data of the Company has been derived from unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements of the Company, and in the opinion of the Company, reflect all adjustments necessary for a fair presentation of that historical information. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects twelve of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon the relative significance of their individual operations and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the historical financial statements and related notes.

                                                             YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                           1993          1994          1995          1996         1997
                                        ----------    ----------    ----------    ----------   ----------
                                        (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)

                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
     Revenues........................    $ 57,791      $ 75,215      $ 75,549      $ 97,315    $  237,709
     Operating income................         990         1,936         2,278         5,245         4,531
     Net income (loss)...............         893         1,519         1,721         3,759        (2,830)
BALANCE SHEET DATA:
     Working capital.................    $  4,489      $  5,260      $  7,093      $  9,515    $   57,275
     Total assets....................      16,813        20,330        24,972        31,479       287,780
     Total debt, including current
       portion.......................       2,617         2,131         3,540         3,929        21,211
     Stockholders' equity............       4,503         5,709         7,722        11,357       212,668

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
        OPERATIONS (RESTATED)

  INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto. The historical financial statements of the Company have been restated to include the financial position and results of operations of certain businesses acquired and accounted for under the pooling of interests method of accounting.

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

     Comfort Systems acquired the twelve Founding Companies in connection with the Offering on July 2, 1997. Subsequent to July 2, 1997 and through December 31, 1997, the Company acquired 27 additional HVAC businesses. Of these additional acquisitions, fourteen acquisitions were accounted for as poolings-of-interests and are referred to herein as the Pooled Companies, and the remaining thirteen acquisitions were accounted for as purchases and are referred to herein as the Purchased Companies. The historical financial statements of the Company have been retroactively restated to give effect to the operations of the Restated Companies. Two of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented based upon the relative significance of their individual operations as discussed in Item 6.

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

  PRO FORMA

     The following pro forma information is presented supplementally to reflect the pro forma results of operations as if the acquisition of the Founding Companies occurred on January 1 of the respective years, as presented in the Registration Statement. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the years ended December 31, 1997 and 1996, respectively, include the combined operations of the Restated Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the dates of their acquisition. Two of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented.

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

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                               1996                   1997
                                       ---------------------  ---------------------
                                            (RESTATED)

                                                      (IN THOUSANDS)
Revenues.............................  $  264,882      100.0% $  324,609      100.0%
Cost of services.....................     192,228       72.6     234,336       72.2
                                       ----------  ---------  ----------  ---------
Gross profit.........................      72,654       27.4      90,273       27.8
Selling, general and administrative
  expenses...........................      42,246       15.9      55,966       17.2
Goodwill amortization................       3,495        1.3       3,593        1.1
                                       ----------  ---------  ----------  ---------
Operating income.....................      26,913       10.2      30,714        9.5
Other income (expense)...............        (863)      (0.3)       (461)      (0.2)
                                       ----------  ---------  ----------  ---------
Income before taxes..................      26,050        9.8      30,253        9.3
Provision for income taxes...........      11,077         --      12,721         --
                                       ----------  ---------  ----------  ---------
Pro forma net income.................  $   14,973        5.7% $   17,532        5.4%
                                       ==========  =========  ==========  =========

1997 COMPARED TO 1996 (RESTATED)

     PRO FORMA REVENUES -- Pro forma combined revenues increased 22.5% to $324.6 million for the year ended December 31, 1997. Revenues of $16.7 million for the Purchased Companies acquired in 1997 are included in 1997. No results for these companies are included in 1996. Excluding these amounts, revenues increased 16.2% from 1996 to 1997. This increase was primarily attributable to significant "design and build" projects in the Company's Phoenix operations for a new medical center and a semiconductor fabrication facility, broad growth in commercial and industrial "design and build" activities in Tennessee operations, increased general demand for the Company's services in the Grand Rapids, Michigan market, greater demand for specialized multi-unit installation services in Texas and the Northeast, and increased demand for the Company's commercial service capabilities in the Cincinnati market.

     PRO FORMA GROSS PROFIT -- Pro forma combined gross profit increased 24.3% to $90.3 million for the year ended December 31,1997, primarily due to increased revenue volume. Gross profit from certain Purchased Companies, which are not reported in 1996 results, accounted for 4.4% of the pro forma gross profit in the current year. Pro forma combined gross profit as a percentage of revenues increased from 27.4% to 27.8% in 1997. This increase in gross profit margin was primarily attributable to an overall improvement from the Companies' operations in Mobile, Alabama, associated with its specialized "design and build" HVAC installation capabilities, and the somewhat higher gross margins resulting from the installation and service of HVAC controls-based energy management systems at two locations. These increases in gross profit margin were slightly offset by certain lower margin "design and build" installation projects, which were accepted as a strategic enhancement to the Company's portfolio of "design and build" projects.

     PRO FORMA SELLING, GENERAL AND ADMINISTRATION EXPENSES (SG&A) -- Pro forma combined SG&A expenses, excluding goodwill amortization and non-recurring acquisition related costs, increased $13.7 million or 32.5% to $56.0 million for the year ended December 31,1997, compared to the prior year. Approximately $2.5 million of this increase is attributable to the Purchased Companies, which are not included in 1996 results. The Company's establishment as a public company in 1997 resulted in $2.2 million of corporate office and management expenses in 1997, whereas no such corporate expenses are reflected in 1996 as the Company was not yet public. The remaining increases in SG&A were due principally to additions of personnel and infrastructure to support growth in revenues.

     PRO FORMA OTHER INCOME (EXPENSE) -- Pro forma net other expense decreased due to the increase in interest income of $0.7 million resulting from the investment of temporary excess cash following the Company's Offering of Common Stock in June 1997.

  HISTORICAL

     The following historical consolidated financial information represents the operations of the Restated Companies for all periods presented and the Founding Companies and Purchased Companies from their respective date of acquisitions. Two of the Pooled Companies are considered immaterial poolings and have not been restated for all periods presented. The following historical financial information for 1997 includes the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997, non-recurring acquisition-related costs and reflects normal recurring corporate costs of Comfort Systems subsequent to the initial public offering. This compensation charge is not deductible for federal and state income taxes. This historical consolidated information has been derived from the audited Consolidated Financial Statements of the Company.

RESULTS OF OPERATIONS--HISTORICAL

                                                            YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                               1995                  1996                  1997
                                       --------------------  --------------------  ---------------------
                                                                  (RESTATED)
                                            (RESTATED)          (IN THOUSANDS)
Revenues.............................  $  75,549      100.0% $  97,315      100.0% $  237,709      100.0%
Cost of services.....................     55,519       73.5     72,472       74.5     171,941       72.3
                                       ---------  ---------  ---------  ---------  ----------  ---------
Gross profit.........................     20,030       26.5     24,843       25.5      65,768       27.7
Selling, general and administrative
  expenses...........................     17,752       23.5     19,598       20.1      59,386       25.0
Goodwill amortization................     --         --         --         --           1,851        0.8
                                       ---------  ---------  ---------  ---------  ----------  ---------
Operating income.....................      2,278        3.0      5,245        5.4       4,531        1.9
Other income (expense)...............        185        0.2        (69)      (0.1)         69        0.0
                                       ---------  ---------  ---------  ---------  ----------  ---------
Income before taxes..................      2,463        3.3      5,176        5.3       4,600        1.9
Provision for income taxes...........        742     --          1,417     --           7,430     --
                                       ---------  ---------  ---------  ---------  ----------  ---------
Net income (loss)....................  $   1,721        2.3% $   3,759        3.9% $   (2,830)     (1.2)%
                                       =========  =========  =========  =========  ==========  =========

1997 COMPARED TO 1996

     REVENUES -- Revenues increased $140.4 million, or 144.3%, over 1996, to $237.7 million for the year ended December 31, 1997. The acquisition of the Founding Companies as of July 2, 1997, and the acquisition of the Purchased Companies in the second half of 1997, accounted for 88.8% of the increase in revenues over the prior year. The remaining increase in revenues over the prior year is primarily attributable to increased demand for the Company's commercial service capabilities in the Cincinnati market.

     GROSS PROFIT -- Gross profit increased $40.9 million, or 164.7%, over 1996, to $65.8 million for the year ended December 31, 1997. The acquisition of the Founding Companies and Purchased Companies accounted for 82.8% of the increase over the prior year. Gross profit as a percentage of revenues increased as a result of the Founding Companies' positive impact on the overall gross profit percentage in the second half of 1997 and an overall improvement from the Pooled Companies compared to the prior year. The Company's operations in Mobile, Alabama contributed the largest increase as a percentage of revenues among the Pooled Companies due to higher margins associated with its specialized "design and build" HVAC installation capabilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A, excluding goodwill amortization, increased $39.8 million, or 203.0%, over 1996, to $59.4 million for 1997. Approximately one half of this increase is related to the acquisition of the Founding and Purchased Companies. Historical SG&A for 1997 includes the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company. The Company's establishment as a public company in 1997 resulted in $2.8 million of corporate office and management expenses in 1997 whereas no such corporate expenses are reflected in 1996 as the Company was not yet public. Of this amount, approximately $0.6 million was non-recurring acquisition costs related to the Pooled Companies. The remaining increase related to increases in personnel and infrastructure to support growth at certain of the Pooled Companies, and does not reflect the reduction in management compensation and benefits as a result of the mergers of these Pooled Companies with Comfort Systems.

     OTHER INCOME (EXPENSE) -- Net other income increased to $0.1 million for the year ended December 31, 1997 due primarily to the increase in interest income of $0.7 million resulting from the investment of temporary excess cash following the Company's Offering of Common Stock in June.

1996 COMPARED TO 1995

     REVENUES -- Revenues increased $21.8 million, or 28.8%, to $97.3 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase in revenues over 1995 is primarily attributable to increased demand for the Company's commercial service capabilities in the Memphis market and commercial installation service capabilities in the Alabama market.

     GROSS PROFIT -- Gross Profit increased $4.8 million, or 24.0%, to $24.8 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase in gross profit was partially a result of increased demand for the Company's commercial service capabilities while maintaining gross profit margins in the Memphis market area and an improvement in gross profit margins in the Cincinnati operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A, excluding goodwill amortization, increased $1.8 million, or 10.4%, to $19.6 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The majority of the increase is due to an addition of personnel in the Cincinnati market area to capitalize on revenue growth opportunities. SG&A for the Pooled Companies in 1995 and 1996 reflects the compensation and related benefits those owners received from their respective businesses prior to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the year ended December 31, 1997, net cash used in operating activities was $1.7 million due to a decrease in accounts payable of $3.8 million and an increase in accounts receivables of $10.9 million. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of the consolidated cash management system to receive cash discounts for early payments. Cash provided from operations for 1996 and 1995 was $3.3 million and $0.8 million, respectively, primarily as a result of net income for the periods.

     Cash used in investing activities was $57.5 million for the year ended 1997, primarily in connection with the acquisition of the Founding Companies and Purchased Companies for $54.1 million, net of cash acquired. Cash flows used in investing activities for 1996 and 1995 were $1.9 million and $0.9 million, respectively, primarily for additions to equipment.

     Cash provided by financing activities for the year ended December 31, 1997 was $67.7 million and was primarily attributable to the $79.9 million from the IPO which was partially offset by a net reduction in debt of $10.7 million in the second half of 1997. Net cash used in financing activities in 1996 was $0.7 million from a net reduction in outstanding debt. Net cash provided by financing activities in 1995 was $0.8 million due to the net increase in outstanding debt of $1.3 million.

     On June 27, 1997, Comfort Systems completed the offering of 6,100,000 shares of Common Stock to the public at $13.00 per share. The net proceeds to Comfort Systems from the IPO (after deducting underwriting commissions and offering expenses) were $68.8 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the IPO, the Company granted its underwriters an option to sell an additional 915,000 shares at $13.00 per share. On July 9, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 0.25% is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time, all amounts outstanding under the facility are due.

     The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with a revolving line of credit of $300 million secured by accounts receivable, inventory of the Company and the shares of capital stock of the Company's subsidiaries. The Company continues to have a choice of the two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus one-half percentage point or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending of the ratio of debt to EBITDA, are payable on the unused portion of the facility. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the facility are due.

     As of December 31, 1997, the Company had borrowed $15.3 million under the Credit Facility at an average interest rate of approximately 6.7% per annum for the second half of 1997. As of February 18, 1999 $178.6 million was outstanding under the amended facility.

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

YEAR 2000

     Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company has implemented a Year 2000 program and is using both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that are being addressed include external customers, external suppliers and internal computers, software and potential back-up and contingency plans.

     Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. The Company is assessing the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not expect a material affect on the Company's financial condition or results of operations at this time. The Company has initiated communications with its significant customers and suppliers to assess the extent to which the Company is vulnerable to those third parties with which the Company transacts business.

     The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of anticipated Year 2000 enhancements is approximately $500,000 and is being funded from operating cash flows. The majority of such costs are for the acquisition of hardware and software and will be capitalized. The remaining costs will be expensed as incurred and are not expected to have a material effect on the results of operations. The Company expects, but cannot provide assurance, to be substantially complete with Year 2000 enhancements for internal operating systems by September 1999, which is prior to any significant anticipated impact on its operating systems.

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
                                           YEAR ENDED DECEMBER
                                                   31,
                                          ----------------------
                                             1996        1997
                                          ----------  ----------
                                          (RESTATED)

                                              (IN THOUSANDS)
Revenues................................  $  264,882  $  324,609
Cost of services........................     192,228     234,336
                                          ----------  ----------
Gross profit............................      72,654      90,273
Selling, general and administrative
  expenses..............................      42,246      55,966
Goodwill amortization...................       3,495       3,593
                                          ----------  ----------
Operating income........................      26,913      30,714
Other income (expense)..................        (863)       (461)
                                          ----------  ----------
Income before taxes.....................      26,050      30,253
Provision for income taxes..............      11,077      12,721
                                          ----------  ----------
Pro forma net income....................  $   14,973  $   17,532
                                          ==========  ==========
Pro forma net income per share..........  $     0.65  $     0.72
Shares used in computing pro forma net
  income per share......................      22,904      24,502

     The unaudited pro forma financial information for the years ended December 31, 1997 and 1996, includes the results of Comfort Systems and the Founding Companies from January 1, 1996, the Purchased Companies from date of their respective acquisitions and the retroactive restatement to January 1, 1996 of 12 of the 14 Pooled Companies. This pro forma combined financial information includes the effects of (a) the Offering, (b) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Founding Companies and Pooled Companies which they agreed would take effect as of the acquisition date, (c) amortization of goodwill resulting from the acquisitions of Purchased and Founding Companies, (d) elimination of the compensation expense related to the non-recurring non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company,
(e) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the Offering, and (f) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of the period. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state income taxes. Diluted earnings per share and basic earnings per share are the same for all periods presented above.

     This pro forma financial information may not be comparable to and may not be indicative of the Company's future results of operations because these acquired companies were not under common control or management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Comfort Systems USA, Inc.:

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

     As described in Note 13, the Company has restated its 1996 and 1995 consolidated financial statements to include the financial position, results of operations and cash flows of various businesses acquired in 1997 which had been treated as immaterial pooling of interests transactions for which prior periods were not previously restated.

ARTHUR ANDERSEN LLP
Houston, Texas
February 18, 1999

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             DECEMBER 31,
                                        -----------------------
                                           1996         1997
                                        ----------   ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......    $  6,141    $   14,533
     Accounts receivable.............      16,899        73,826
     Less -- Allowance...............         227         1,034
                                        ----------   ----------
          Accounts receivable, net...      16,672        72,792
     Other receivables...............         278           884
     Inventories.....................       1,090         6,214
     Prepaid expenses and other......       1,743         4,428
     Costs and estimated earnings in
      excess of billings.............       1,476        12,050
                                        ----------   ----------
          Total current assets.......      27,400       110,901
PROPERTY AND EQUIPMENT, net..........       3,363        12,046
GOODWILL, net........................      --           163,126
                                        ----------   ----------
OTHER NONCURRENT ASSETS..............         716         1,707
                                        ----------   ----------
          Total assets...............    $ 31,479    $  287,780
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................    $  1,770    $      869
     Accounts payable................       6,074        22,805
     Accrued compensation and
      benefits.......................       2,604         5,622
     Payable to
      stockholders/affiliates........         500            16
     Billings in excess of costs and
      estimated earnings.............       3,760        10,100
     Income taxes payable............         384         4,928
     Other current liabilities.......       2,793         9,286
                                        ----------   ----------
          Total current
        liabilities..................      17,885        53,626
DEFERRED INCOME TAXES................         502           960
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................       1,317        20,326
PAYABLE TO STOCKHOLDERS/AFFILIATES...         342        --
OTHER LONG-TERM LIABILITIES..........          76           200
                                        ----------   ----------
          Total liabilities..........      20,122        75,112
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 authorized, none
      issued and outstanding.........      --            --
     Common stock, $.01 par,
      52,969,912 shares authorized,
      4,628,545 and 26,575,669 shares
      issued and outstanding,
      respectively                             46           266
     Additional paid-in capital......          96       205,709
     Retained earnings...............      11,215         6,693
                                        ----------   ----------
          Total stockholders'
        equity.......................      11,357       212,668
                                        ----------   ----------
          Total liabilities and
             stockholders' equity....    $ 31,479    $  287,780
                                        ==========   ==========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1995          1996         1997
                                        ----------    ----------   ----------
                                        (RESTATED)    (RESTATED)
REVENUES.............................    $ 75,549      $ 97,315    $  237,709
COST OF SERVICES.....................      55,519        72,472       171,941
                                        ----------    ----------   ----------
          Gross profit...............      20,030        24,843        65,768
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      17,752        19,598        58,811
GOODWILL AND OTHER AMORTIZATION......      --            --             1,851
ACQUISITION RELATED EXPENSES.........      --            --               575
                                        ----------    ----------   ----------
          Operating income...........       2,278         5,245         4,531
OTHER INCOME (EXPENSE):
     Interest income.................         255           283         1,149
     Interest expense................        (203)         (244)       (1,212)
     Other...........................         133          (108)          132
                                        ----------    ----------   ----------
          Other income (expense).....         185           (69)           69
                                        ----------    ----------   ----------
INCOME BEFORE INCOME TAXES...........       2,463         5,176         4,600
PROVISION FOR INCOME TAXES...........         742         1,417         7,430
                                        ----------    ----------   ----------
NET INCOME (LOSS)....................    $  1,721      $  3,759    $   (2,830)
                                        ==========    ==========   ==========
NET INCOME (LOSS) PER SHARE:
     Basic...........................    $   0.20      $   0.43    $     (.16)
                                        ==========    ==========   ==========
     Diluted.........................    $   0.20      $   0.43    $     (.16)
                                        ==========    ==========   ==========
SHARES USED IN COMPUTING NET INCOME
  (LOSS)
  PER SHARE:
     Basic...........................       8,679         8,679        17,515
                                        ==========    ==========   ==========
     Diluted.........................       8,679         8,679        17,515
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

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK         ADDITIONAL    RETAINED         TOTAL
                                          ---------------------     PAID-IN      EARNINGS     STOCKHOLDERS'
                                             SHARES      AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                                          ------------   ------    ----------    ---------    -------------

BALANCE AT DECEMBER 31, 1994
  (Restated)............................     4,438,222   $  44     $       80     $  5,598      $   5,722
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --             (491)          (491)
     Net income.........................       --         --           --            1,721          1,721
     Other..............................       --         --           --               43             43
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1995
  (Restated)............................     4,438,222      44             80        6,871          6,995
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --             (613)          (613)
     Adjustments to conform fiscal
       year-ends of Pooled Companies....       --         --           --            1,104          1,104
     Initial Capitalization.............       121,139       1         --           --                  1
     Net income.........................       --         --           --            3,759          3,759
     Pooled Companies not restated......        69,184       1             11          317            329
     Other..............................       --         --                5         (223)          (218)
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1996
  (Restated)............................     4,628,545      46             96       11,215         11,357
     Issuance of Common stock:
          Proceeds of the Initial Public
             Offering...................     7,015,000      70         79,805       --             79,875
          Acquisition of Founding
             Companies..................     9,720,927      98        100,999       --            101,097
          Issuance of management
             shares.....................     4,118,708      41         11,556       --             11,597
          Acquisition of Purchased
             Companies..................     1,092,489      11         13,253       --             13,264
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --           (1,692)        (1,692)
     Net loss...........................       --         --           --           (2,830)        (2,830)
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1997............    26,575,669   $ 266     $  205,709     $  6,693      $ 212,668
                                          ============   ======    ==========    =========    =============

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1995           1996         1997
                                        ----------     ----------   ----------
                                        (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................    $  1,721       $  3,759    $   (2,830)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating
     activities --
     Depreciation and amortization
     expense.........................         782            967         3,997
     Bad debt expense................          36            177           347
     Compensation expense related to
       issuance of management
       shares........................      --             --            11,556
     Deferred tax expense
     (benefit).......................         (24)           279          (663)
     Loss (gain) on sale of property
       and equipment.................         (20)             4          (100)
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions of Founding and
       Purchased Companies --
       (Increase) decrease in --
          Receivables, net...........      (1,975)        (3,966)      (10,890)
          Inventories................         (18)          (422)        1,053
          Prepaid expenses and other
             current assets..........         (27)        (1,265)          160
          Cost and estimated earnings
             in excess of billings...        (776)         1,312        (4,261)
          Other noncurrent assets....        (167)           221           (63)
       Increase (decrease) in --
          Accounts payable and
             accrued liabilities.....         872            529          (478)
          Billings in excess of costs
             and estimated
             earnings................         279          1,434           402
     Other, net......................         159            228            30
                                        ----------     ----------   ----------
          Net cash provided by (used
             in) operating
             activities..............         842          3,257        (1,740)
                                        ----------     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
  equipment..........................        (947)        (1,982)       (3,930)
  Proceeds from sales of property and
  equipment..........................          79             43           474
  Cash paid for Founding Companies,
  net of cash acquired...............      --             --           (42,295)
  Cash paid for Purchased Companies,
     net of cash acquired............      --             --           (11,781)
                                        ----------     ----------   ----------
          Net cash used in investing
             activities..............        (868)        (1,939)      (57,532)
                                        ----------     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt.........        (383)        (1,699)      (37,114)
  Borrowings of long-term debt.......       1,721          1,582        26,453
  S Corporation distributions paid
      by certain Pooled Companies..          (491)          (613)       (1,591)
  Proceeds from issuance of common
     stock, net of offering costs....      --             --            79,916
  Other..............................         (35)            52        --
                                        ----------     ----------   ----------
          Net cash provided by (used
             in) financing
             activities..............         812           (678)       67,664
                                        ----------     ----------   ----------
NET INCREASE IN CASH AND CASH
EQUIVALENTS..........................         786            640         8,392
CASH AND CASH EQUIVALENTS, beginning
  of year............................       4,715          5,501         6,141
                                        ----------     ----------   ----------
CASH AND CASH EQUIVALENTS, end of
year.................................    $  5,501       $  6,141    $   14,533
                                        ==========     ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                               DECEMBER 31, 1997

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

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired in separate concurrent transactions twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had operations in ten states. Subsequent to the IPO, and through December 31, 1997, the Company acquired 27 HVAC and related businesses. These companies added operating locations in an additional 10 states (which includes Puerto Rico). These acquisitions included six "tuck-in" operations which were combined with existing Comfort Systems locations in 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements include those of Comfort Systems since December 1996. Of the 27 acquisitions noted above, 14 were accounted for as poolings-of-interests (the "Pooled Companies") and 13 were accounted for as purchases (the "Purchased
Companies"). These consolidated financial statements reflect the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects twelve of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon the relative significance of their individual operations and have not been restated for all periods presented. The acquisitions of the Founding and Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

     Prior to their acquisition by Comfort Systems, five of the Pooled Companies reported annual results based on fiscal year-ends other than December 31. An adjustment to conform the year-ends of these companies to December 31 year-ends was made in 1996 resulting in an increase of approximately $1.1 million to retained earnings and cash flows for 1996.

     The accompanying consolidated financial statements have been restated to include the financial position and results of operations of various businesses acquired in 1997 and accounted for under the pooling of interests method of accounting.

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

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

     Cash paid for interest in 1995, 1996 and 1997 was approximately $242,000, $246,000, and $492,000, respectively. Cash paid for income taxes in 1995, 1996 and 1997 was approximately $228,000, $697,000, and $985,000, respectively.

     The Company recorded capital leases in 1995, 1996 and 1997 of approximately $ -- , $ -- , and $114,000, respectively.

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

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

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

PURCHASES

     Subsequent to the IPO, Comfort Systems acquired the thirteen Purchased Companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of Common Stock with a market value at the date of acquisition totaling $13.3 million and $5.0 million in the form of convertible subordinated notes (the "Notes"). These notes are convertible at various dates in 1998 or 1999

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED) and thereafter into 225,473 or 220,449 shares of Common Stock, respectively. The accompanying balance sheet as of December 31, 1997 includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment. The allocations resulted in $25.4 million of goodwill, which represents the excess of purchase price over the estimated fair value of the net assets acquired for the Purchased Companies. In conjunction with the acquisitions, goodwill was determined as follows (in thousands):

Fair value of assets acquired, net of
  cash acquired......................  $  (21,677)
Liabilities assumed..................      17,010
Cash paid, net of cash acquired......      11,781
Estimated market value of stock
  consideration......................      13,264
Issuance of convertible notes........       4,978
                                       ----------
Goodwill.............................  $   25,356
                                       ==========

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

                                        YEAR ENDED DECEMBER
                                                31,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
                                            (UNAUDITED)
Revenues.............................  $  328,740  $  381,528
Net income...........................      16,543      19,294
Net income per share.................        0.64        0.76

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

ADDITIONAL ACQUISITIONS

     For the three months ended March 31, 1998, Comfort Systems acquired 11 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $16.6 million in cash, 2,220,416 shares of Common Stock valued at $25.8 million, and $1.9 million in Notes. Approximately $1.3 million of

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED) these Notes are convertible at various dates in 2000, 2001 and 2002 into 53,700 shares of Common Stock, respectively. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $43.7 million of goodwill related to the companies acquired during the first three months of 1998.

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

     For the three months ended September 30, 1998, Comfort systems acquired 12 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $22.6 million in cash, 1,763,928 shares of Common Stock valued at $23.5 million, and $3.9 million in Notes. The Notes are convertible beginning in 1999 into 149,533 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $41.8 million of goodwill related to the companies acquired during the third quarter of 1998. Also during the third quarter of 1998, the Company acquired all of the outstanding stock of three Pooled Companies in exchange for 1,437,767 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests.

     For the three months ended December 31, 1998, Comfort Systems acquired 11 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and complementary services. The aggregate consideration in these transactions was $84.3 million in cash, 3,241,127 shares of Common Stock valued at $33.3 million, and $36.9 million in Notes. Approximately $34.1 million of these notes are convertible at various dates in 1999, 2000, 2001 into 1,403,081 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $122.2 million of goodwill related to the companies acquired during the fourth quarter of 1998.

     Subsequent to December 31, 1998, and through February 18, 1999, the Company completed four additional acquisitions (the "Additional Acquisitions") for approximately $2.1 million in cash, 156,051 shares of Common Stock and $0.4 million in Notes. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $9.4 million. All of these acquisitions will be accounted for as purchase transactions.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                         ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES   --------------------
                                          IN YEARS       1996       1997
                                        ------------   ---------  ---------
Land.................................        N/A       $  --      $      95
Transportation equipment.............        3-7           4,362     14,450
Machinery and equipment..............       3-15           2,130      7,211
Computer and telephone equipment.....        3-7           1,232      4,118
Buildings and leasehold
  improvements.......................       3-20             869      3,174
Furniture and fixtures...............       3-10             677      2,625
                                                       ---------  ---------
                                                           9,270     31,673
Less -- Accumulated depreciation.....                      5,907     19,627
                                                       ---------  ---------
     Property and equipment, net.....                  $   3,363  $  12,046
                                                       =========  =========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Balance at beginning of year.........  $     196  $     227
Additions for bad debt expense.......        177        347
Deductions for recoveries and for
  uncollectible receivables written
  off................................       (146)      (149)
Allowance for doubtful accounts of
  Founding and Purchased Companies at
  acquisition dates..................     --            609
                                       ---------  ---------
     Balance at end of year..........  $     227  $   1,034
                                       =========  =========

     Other current liabilities consist of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1996       1997
                                          ---------  ---------
Accrued warranty costs..................  $     192  $   1,743
Accrued insurance expense...............        118        549
Deferred income taxes...................         59      1,430
Deferred revenue........................     --            770
Other current liabilities...............      2,424      4,794
                                          ---------  ---------
                                          $   2,793  $   9,286
                                          =========  =========

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

     Installation contracts in progress are as follows (in thousands):

                                              DECEMBER 31,
                                          ---------------------
                                            1996        1997
                                          ---------  ----------
Costs incurred on contracts in
progress................................  $  25,829  $  143,222
Estimated earnings, net of losses.......      5,947      38,966
                                          ---------  ----------
                                             31,776     182,188
Less -- Billings to date................     34,060     180,238
                                          ---------  ----------
                                          $  (2,284) $    1,950
                                          =========  ==========
Costs and estimated earnings in excess
  of billings on uncompleted
  contracts.............................  $   1,476  $   12,050
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts.............................     (3,760)    (10,100)
                                          ---------  ----------
                                          $  (2,284) $    1,950
                                          =========  ==========

6.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1996       1997
                                          ---------  ---------
Revolving credit facility...............  $  --      $  15,300
Notes...................................     --          4,978
Other...................................      3,087        917
                                          ---------  ---------
Total long-term.........................      3,087     21,195
Less: current maturities                      1,770        869
                                          ---------  ---------
                                          $   1,317  $  20,326
                                          =========  =========

     At December 31, 1997, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31 --
     1998...............................  $     869
     1999...............................        315
     2000...............................     20,011
     2001...............................     --
     2002...............................     --
     Thereafter.........................     --
                                          ---------
                                          $  21,195
                                          =========

REVOLVING CREDIT AGREEMENT

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with an unsecured revolving line of credit of $75 million. The Company has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 0.25% is then added to the higher of these two rates. The additional margin depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization for the preceding twelve months ("EBITDA"). For purposes of this ratio, EBITDA may include the preceding

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED) twelve months' results for any companies acquired during the last year. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate the London Interbank Offered Rates or LIBOR, as published in major financial media) plus one to two percentage points, again depending on the ratio of debt to EBITDA. In addition, commitment fees of 0.125% to 0.375% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the line of credit. The Credit Facility prohibits the payment of dividends by the Company without lender's approval and requires the Company to comply with certain financial covenants. The Credit Facility expires on July 2, 2000, at which time all amounts outstanding under the facility are due.

     The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility provides the Company with a revolving line of credit of $300 million secured by accounts receivable, inventory of the Company and the shares of capital stock of the Company's subsidiaries. The Company continues to have a choice of the two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending of the ratio of debt to EBITDA, are payable on the unused portion of the facility. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the facility are due.

     As of December 31, 1997, the Company had borrowed $15.3 million under the Credit Facility at an average interest rate of approximately 6.7% per annum for the second half of 1997. As of February 18, 1999 $178.6 million was outstanding under the amended facility.

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

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

7.  INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Current --
     Federal.........................  $     501  $     893  $   6,346
     State and Puerto Rico...........        165        245      1,747
                                       ---------  ---------  ---------
                                             666      1,138      8,093
                                       ---------  ---------  ---------
Deferred --
     Federal.........................         96        243       (710)
     State and Puerto Rico...........        (20)        36         47
                                       ---------  ---------  ---------
                                              76        279       (663)
                                       ---------  ---------  ---------
                                       $     742  $   1,417  $   7,430
                                       =========  =========  =========

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Income tax expense at the statutory
rate.................................  $     862  $   1,752  $   1,610
Increase (decrease) resulting from --
     State income taxes, net of
       related tax effect............        148        142      1,217
     Non-deductible expenses.........         26         30        401
     Non-recurring, non-cash
       compensation charge...........     --         --          4,045
     Effect of S Corporation income
       previously taxed to the former
       owners........................       (294)      (495)      (880)
     Non-deductible goodwill
       amortization..................     --         --            633
     Non-deductible acquisition costs
       related to Pooled Companies...     --         --            201
     Provision recognized upon
       termination of Subchapter S
       election......................     --         --            100
     Other...........................     --            (12)       103
                                       ---------  ---------  ---------
                                       $     742  $   1,417  $   7,430
                                       =========  =========  =========

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

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

                                           DECEMBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax assets --
     Accounts receivable and
      allowance for doubtful
      accounts.......................  $     (55) $    (340)
     Accrued liabilities and
     expenses........................       (579)    (1,623)
     Other...........................       (177)      (437)
                                       ---------  ---------
          Total deferred income tax
           assets....................       (811)    (2,400)
                                       ---------  ---------
Deferred income tax liabilities --
     Property and equipment..........         47        309
     Long-term installation
     contracts.......................      1,490      1,883
     Other...........................         56        123
                                       ---------  ---------
          Total deferred income tax
           liabilities...............      1,593      2,315
                                       ---------  ---------
          Net deferred income tax
           (assets) liabilities......  $     782  $     (85)
                                       =========  =========

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

9.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1995, 1996, and 1997 was $0.5 million, $0.5 million, and $1.8 million, respectively. Concurrent with the acquisitions of certain Founding, Pooled and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED) used in the Company's operations. The terms of these leases range from five years to twenty years and provide for certain escalations in the rental expenses each year. Included in the 1997 rent expenses above is approximately $1.0 million of rent paid to these related parties. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1998............................  $   3,948
     1999............................      3,508
     2000............................      3,089
     2001............................      2,580
     2002............................      2,165
     Thereafter......................      9,204
                                       ---------
                                       $  24,494
                                       =========

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

10.  STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

     Comfort Systems effected a 121.1387-for-one stock split on March 19, 1997 for each share of Common Stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of Common Stock to 52,969,912 and authorized 5,000,000 shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the number of shares of authorized Common Stock have been retroactively reflected on the balance sheet and in the accompanying notes as applicable. Subsequent to December 31, 1997, the Company increased the number of authorized shares of Common Stock to 102,969,912.

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

     On June 16, 1998, the Company completed a second public offering (the "Second Public Offering") of 400,000 shares of its Common Stock. The net proceeds from this offering of $7.6 million were used to repay debt. On July 21, 1998, the underwriters exercised their overallotment option in connection with the Second Public Offering completed in June 1998. An additional 61,479 shares of Common Stock was sold and the net proceeds of $1.2 million were used to repay debt.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

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

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share."SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations previously required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. The options and Notes are not included in the weighted average shares outstanding because they were antidilutive. The Company has adopted SFAS No. 128 and restated EPS for all periods presented.

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
Shares issued in connection with the
  acquisitions of Founding
  Companies..........................     --         --          5,008
Shares sold pursuant to the IPO......     --         --          3,142
Shares held by Notre, management and
  consultants........................      4,240      4,240      4,240
Shares issued in connection with the
  acquisitions of Pooled Companies... 4,439 4,439 4,507 Shares issued in connection with the
  underwriter's overallotment........     --         --            434
Shares issued in connection with the
  acquisitions of the Purchased
  Companies..........................     --         --            184
                                       ---------  ---------  ---------
Weighted average shares
  outstanding -- Basic...............      8,679      8,679     17,515
Weighted average portion of shares
  related to stock options under the
  treasury stock method..............     --         --         --
Weighted average shares related to
  the issuance of convertible
  notes..............................     --         --         --
                                       ---------  ---------  ---------
Weighted average shares
  outstanding -- Diluted.............      8,679      8,679     17,515
                                       =========  =========  =========

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

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

     The following table summarizes activity under the Company's stock option plan:


                                          1997
                                       ----------
Options outstanding, beginning of
  year...............................      --
     Granted (range of exercise
      prices, $13.00 to $17.88)......   2,537,203
     Forfeited (range of exercise
      prices, $13.00 to $17.88)......      --
                                       ----------
Options outstanding, end of year.....   2,537,203
                                       ==========

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

                                                                                                                   1997
                                                                                                                 ---------
Net Loss                               As reported.............................................................  $  (2,830)
                                       Pro forma for SFAS No. 123..............................................  $  (3,229)
Loss Per Share                         As reported.............................................................  $    (.16)
                                       Pro forma for SFAS No. 123..............................................  $    (.18)

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

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield..............           0.00%
Expected stock price volatility......          39.41%
Risk free interest rate..............     5.77%-6.15%
Expected life of options.............         7 years

     Options outstanding at December 31, 1997, had exercise prices ranging from $13.00 to $17.88, a weighted average remaining contractual life of 6.6 years, a weighted average fair value of $4.24 per option and a weighted average exercise price of $13.72 per option.

                           COMFORT SYSTEMS USA, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) -- (CONTINUED)

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

     Options have been granted to three current members of the board of directors to purchase 10,000 shares of Common Stock at the initial offering price at the date of the IPO. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors and will result in compensation expense on the grant date.

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

13.  RESTATEMENT:

     The Company has restated its 1996 and 1995 consolidated financial statements to include the results of operations and cash flows of various businesses acquired in 1997 accounted for under the pooling of interests method of accounting. The restatement had no effect on the 1996 financial position of the Company. These acquisitions had been accounted for as immaterial pooling of interest transactions for which prior periods were not restated in the Company's previously issued financial statements included in the Company's 1997 Annual Report on Form 10-K. The restatement resulted from a new evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Registrant's prior period financial statements. The effect of the restatement is as follows: (in thousands, except per share data)

                                                                                                           DILUTED NET INCOME
                                                                                                                 (LOSS)
                                                   REVENUES                     NET INCOME (LOSS)              PER SHARE
                                       --------------------------------  -------------------------------  --------------------
                                         1995       1996        1997       1995       1996       1997       1995       1996
                                       ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------
As previously reported...............  $  65,167  $  96,296  $  237,709  $   1,293  $   3,590  $  (2,830) $     .17  $     .42
Effect of restatement................     10,382      1,019      --            428        169     --            .03        .01
                                       ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------
     As restated.....................  $  75,549  $  97,315  $  237,709  $   1,721  $   3,759  $  (2,830) $     .20  $     .43
                                       =========  =========  ==========  =========  =========  =========  =========  =========


                                         1997
                                       ---------
As previously reported...............  $    (.16)
Effect of restatement................     --
                                       ---------
     As restated.....................  $    (.16)
                                       =========

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date:  February 18, 1998                  COMFORT SYSTEMS USA, INC.

                                          By: J. GORDON BEITTENMILLER
                                              J. GORDON BEITTENMILLER
                                              CHIEF FINANCIAL OFFICER