Form 10-K
period 1998-12-31
COMFORT SYSTEMS USA INC
filed 1999-03-31
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
-------------------------------------  --------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1999, the aggregate market value of the 30,606,521 shares of the registrant's common stock held by non-affiliates of the registrant was $459,097,815, based on the $15.00 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

     As of March 26, 1999, 38,586,426 shares of the registrant's common stock were issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1998.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements"within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in government regulations, competition, and risks entailed in the operations and growth of the newly acquired businesses. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Which May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 97% of the Company's pro forma combined 1998 revenues were derived from commercial and industrial customers with approximately 55% of the revenues attributable to installation services and 45% attributable to maintenance, repair and replacement services.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in ten states. Subsequent to the IPO, and through December 31, 1998, the Company acquired 82 HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). The companies acquired subsequent to the IPO added 88 operating locations in 18 additional states. These acquisitions included 15 "tuck-in" operations that have been or are currently being integrated with existing Company operations. In addition, during the first three months of 1999, the Company acquired 10 HVAC businesses with aggregate 1998 annual revenues of approximately $35 million. These acquisitions along with the existing Founding Companies allow the Company to provide services in 114 operating locations and 46 of the top 150 major markets.

INDUSTRY OVERVIEW

     Based on available industry data, the Company believes that the HVAC industry is highly fragmented with over 40,000 companies, most of which are small, owner-operated businesses with limited access to capital for modernization and expansion. The HVAC industry as a whole is estimated to generate annual revenues in excess of $75 billion, over $35 billion of which is in the commercial and industrial markets. HVAC systems have become a necessity in virtually all commercial and industrial buildings as well as homes. Because most commercial buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Older industrial facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. In many instances, the replacement of an aging system with a modern, energy-efficient system will significantly reduce a building's operating costs while also improving air quality and the effectiveness of the HVAC system. These factors cause many facility owners to consider early replacement of older systems.

     Growth in the HVAC industry is positively affected by a number of factors, particularly (i) the aging of the installed base, (ii) the increasing efficiency, sophistication and complexity of HVAC systems, (iii) the increasing opportunities associated with utility deregulation and (iv) the increasing standards relating to indoor air quality, and the reduction or elimination of the refrigerants commonly used in older HVAC systems. These factors are expected to increase demand for the reconfiguration or replacement of existing HVAC systems. The Company believes that these factors also mitigate the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

     The Company believes that the majority of business owners in the HVAC industry have limited access to capital for expansion of their businesses and that relatively few have attractive liquidity options. In addition, the increasing complexity of HVAC systems has led to a need for better trained technicians to install, monitor and service these systems. The cost of recruiting, training and retaining a sufficient number of qualified technicians makes it more difficult for smaller HVAC companies to expand their businesses. The Company believes that significant opportunities continue to exist for a well-capitalized, national company to excel in the HVAC industry.

     The HVAC industry can be broadly divided into installation services and maintenance, repair and replacement services.

     INSTALLATION SERVICES. Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms which specialize in "design and build" projects generally have specially-trained
HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms utilize a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where an architect or a consulting engineer designs the HVAC systems and the installation project is "put out for bid." The Company believes that "plan and spec" projects usually take longer to complete than "design and build" projects because the preparation of the system design by a third party and resulting bid process may often take months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and any changes must be approved by several parties, thereby increasing overall project time and cost. Approximately 55% of the Company's pro forma combined 1998 revenues related to installation services and the majority of the revenues from installation projects were performed on a "design and build/negotiated" basis.

     MAINTENANCE, REPAIR AND REPLACEMENT SERVICES. These services include the maintenance, repair, replacement, reconfiguration and monitoring of previously installed HVAC systems and controls. The growth and aging of the installed base of HVAC systems and the increasing demand for more efficient, sophisticated and complex systems and controls have fueled growth in this service line. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, increasing restrictions are being placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction. Approximately 45% of the Company's pro forma combined 1998 revenues related to maintenance, repair and replacement services.

STRATEGY

     The Company has implemented an operating strategy that emphasizes continued internal growth and expansion through acquisitions.

     OPERATING STRATEGY. The key elements of the Company's operating strategy are:

          FOCUS ON COMMERCIAL AND INDUSTRIAL MARKETS. The Company primarily focuses on the commercial and industrial markets with particular emphasis on "design and build" installation services and maintenance, repair and replacement services. The Company believes that the commercial and industrial HVAC markets are attractive because of their growth opportunities, diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 97% of the Company's pro forma combined 1998 revenues were derived from commercial and industrial customers.

          OPERATE ON A DECENTRALIZED BASIS. The Company manages its subsidiaries on a decentralized basis, with local management maintaining responsibility for day-to-day operations, profitability and growth. While it maintains strong operating and financial controls, the Company believes that its decentralized operating structure allows local management to capitalize on existing knowledge of local and regional markets and on customer relationships.

          ACHIEVE OPERATING EFFICIENCIES. The Company believes there are opportunities to achieve operating efficiencies and cost savings through purchasing economies and the adoption of "best practices" operating programs. The Company has begun and will continue to use its growing purchasing power to gain volume discounts on products and services such as HVAC components, raw materials, service vehicles, advertising, bonding, insurance and benefits. Moreover, the Company is reviewing its operations at the local and regional operating levels to identify those "best practices" that can be successfully implemented throughout its operations.

          ATTRACT AND RETAIN QUALITY EMPLOYEES. The Company seeks to attract and retain quality employees by providing them (i) an enhanced career path from working for a larger public company, (ii) additional training, education and apprenticeships to allow talented employees to advance to higher-paying positions, (iii) the opportunity to realize a more stable income and (iv) attractive benefits packages.

     INTERNAL GROWTH. A key component of the Company's strategy is to continue the internal growth at the Company's subsidiaries. The key elements of the Company's internal growth strategy are:

          EXPAND ALLIANCES WITH UTILITY COMPANIES. The Company believes that there is significant potential for mutually beneficial relationships with companies that market energy and energy services. The Company has begun working with companies in the utility industry through its Preferred Partners program which involves cooperative marketing of the Company's services and provides utilities the opportunity to profit and to benefit from the Company's own customer relationships and marketing programs. The Company believes it can expand these relationships as it gains experience with successful programs and as its geographic presence increases.

          CAPITALIZE ON SPECIALIZED TECHNICAL AND MARKETING STRENGTHS. The Company believes it will be able to continue to expand the services it offers in its markets by leveraging the specialized technical and marketing strengths of individual Acquired Companies. The Company also believes its growing geographical coverage will enable it to serve existing customers' needs in new regions that may have been beyond the service area of the Company's operations that originated the existing customer relationship. In addition, a number of Acquired Companies currently focus primarily on installation and, therefore, have only limited maintenance, repair and replacement operations. The Company believes there are significant opportunities for these Acquired Companies to provide maintenance, repair and replacement services, particularly by offering these services to customers for whom those companies have already designed and built systems. Several of the Acquired Companies have specific expertise in HVAC control and monitoring systems, process cooling, replacement and other services.

     This expertise has been and will be increasingly shared within the Company's family of HVAC businesses.

          ESTABLISH REGIONAL AND NATIONAL MARKET COVERAGE. The Company believes that significant demand exists from large regional and national companies to utilize the services of a single HVAC service company capable of providing comprehensive commercial and industrial services on a regional or national basis. Many of the Acquired Companies already provide local or regional coverage to companies with nationwide locations, such as commercial real estate developers and managers, retailers and manufacturers. The Company believes it can expand these existing relationships as it develops and begins to leverage a regional and nationwide network to provide these customers with a single source for all of their HVAC needs to promote consistent service, improve control and reduce cost.

     ACQUISITIONS. The Company believes the HVAC industry is highly fragmented, with small, owner-operated businesses with limited capital resources, which outnumber larger enterprises. The key elements of the Company's acquisition strategy are:

          ENTER NEW GEOGRAPHIC MARKETS. In new markets, the Company targets one or more leading local or regional companies providing HVAC services with the customer base, technical skills and infrastructure necessary to be a core business into which other HVAC and/or complementary service operations can be consolidated or "tucked-in." The Company chooses businesses that are located in attractive markets, are financially stable, are experienced in the industry and have a strong management team.

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

          ACQUIRE COMPLEMENTARY BUSINESSES. The Company opportunistically acquires companies providing complementary services to the same customer base, such as commercial and industrial control systems, electrical and plumbing services. This enables the Company to offer, on a comprehensive basis and from a single provider, HVAC, mechanical and electrical services in certain markets.

ACQUISITION PROGRAM

     The Company is regarded by acquisition candidates as an attractive acquirer because of (i) the Company's strategy of becoming a national, comprehensive and professionally managed HVAC service provider focused on commercial and industrial markets, (ii) the Company's decentralized operating strategy, (iii) the Company's increased visibility and access to financial resources as a public company, (iv) increased employee benefits and job opportunities for their employees, (v) the potential for increased profitability due to certain centralized administrative functions, enhanced systems capabilities and access to increased marketing resources and (vi) the potential for the owners of the businesses being acquired to participate in the Company's planned internal growth and growth through acquisitions, while realizing liquidity.

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

OPERATIONS SERVICES PROVIDED

     The Company provides a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and, to a lesser extent, residential properties. Daily operations are managed on a local basis by the management team at each Acquired Company. In addition to senior management, Acquired Companies' personnel generally include design engineers, sales personnel, customer service personnel, installation service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. The Company manages the Acquired Companies on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. The Company has centralized certain administrative functions such as insurance, employee benefits, safety programs and cash management to enable the management of each Acquired Company to focus on pursuing new business opportunities and improving operating efficiencies. Additional administrative functions which the Company is currently centralizing include Company-wide training programs, project financing programs and national purchasing programs.

     INSTALLATION SERVICES. The Company's installation business comprised approximately 55% of the Company's 1998 pro forma combined revenues. These services consist of the design, engineering, integration, installation and start-up of HVAC and related systems. The commercial and industrial installation services performed by the Company consist of "design and build" systems for manufacturing plants, office buildings, retail centers, apartment complexes, and health care, education and government facilities. In a "design and build" project, the customer typically has an overall design for the facility prepared by an architect or a consulting engineer who then enlists the Company's engineering personnel to prepare a specific design for the HVAC system. The Company determines the needed capacity, energy efficiency and type of controls that best suit the proposed facility. The Company's engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. Materials and equipment for a typical commercial or industrial project include ductwork, compressors, blowers, chillers, cooling towers, air handling equipment and the associated pumps and piping necessary to complete the system. The Company utilizes CAD/CAM systems in the design and engineering phases of the project to calculate the material and labor costs of the project. The drawings are prepared in a format appropriate for submission to local building inspectors. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system.

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

     The Company also performs selected "plan and spec" installation services in addition to "design and build" projects.

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

     MAINTENANCE, REPAIR AND REPLACEMENT SERVICES. The Company's maintenance, repair and replacement services comprised approximately 45% of the Company's 1998 pro forma combined revenues, and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Over two-thirds of the Company's maintenance, repair and replacement revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often utilizes consultative expertise similar to that provided in the "design and build" installation market. The Company believes that the reconfiguration of an existing system results in a more cost-effective, energy-efficient system that better meets the specific needs of the building owner. The reconfiguration also enables the Company to utilize its design and engineering personnel as well as its sheet metal and pre-fabrication facilities.

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

     Commercial and industrial service agreements usually have terms of one to three years, with automatic annual renewals. The Company also provides remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

SOURCES OF SUPPLY

     The raw materials and components used by the Company include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by York Heating and Air Conditioning Corporation ("York"), Carrier Corporation and Trane Air Conditioning Company. The major suppliers of control systems are Honeywell Inc., Johnson Controls Inc., York and Andover Control Corporation. The Company does not have any significant contracts guaranteeing the Company a supply of raw materials or components.

SALES AND MARKETING

     The Company has a diverse customer base, with no single customer accounting for more than 2% of pro forma combined 1998 revenues. Management and a dedicated sales force at the Acquired Companies have been responsible for developing and maintaining successful long-term relationships with key customers. Customers of the Acquired Companies generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. The Company intends to continue its emphasis on developing and maintaining long-term relationships with its customers by providing superior, high-quality service in a professional manner. Moreover, the dedicated sales force will receive additional technical and sales training to enhance the comprehensive selling skills necessary to serve the HVAC needs of their customers.

     The Company also intends to capitalize on cross-marketing and business development opportunities that management believes are available to the Company as a regional or national provider of comprehensive commercial and industrial HVAC and related services. Management believes that it can increasingly leverage the diverse technical and marketing strengths of individual Acquired Companies to expand the services offered in other local markets. Eventually, the Company intends to offer comprehensive services from many of its regional locations.

EMPLOYEES

     As of December 31, 1998, the Company had 8,893 employees, including 490 management personnel, 7,278 engineers, and service and installation technicians, 253 sales personnel and 872 administrative personnel. As it executes its internal growth and acquisition strategies, the Company expects the number of employees to increase. Certain of the Company's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 2,375 employees. The Company has not experienced any strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good.

RECRUITING, TRAINING AND SAFETY

     The Company's continued future success will depend, in part, on its ability to continue to attract, retain and motivate qualified service technicians, field supervisors and project managers. The Company believes that its success in retaining qualified employees will be based on the quality of its recruiting, training, compensation, employee benefits programs and opportunities for advancement. The Company recruits at local technical schools and community colleges where students focus on learning basic HVAC and related skills. Additionally, Comfort Systems provides on-the-job training, apprenticeship programs, attractive benefit packages, steady employment and opportunities for advancement within the national network of Comfort Systems' companies.

     The Company is working to establish "best practices" safety programs throughout its operations to ensure that all technicians comply with safety standards established by the Company and federal, state and local laws and regulations. Additionally, the Company has implemented a "best practices" safety program throughout its operations, which will provide employees with incentives to improve safety performance and decrease workplace accidents. The Company's employment screening process seeks to determine that prospective employees have the requisite skills, sufficient background references and acceptable driving records, if applicable.

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company has obtained and intends to maintain liability insurance for bodily injury, third party property damage and workers' compensation which it considers sufficient to insure against these risks, subject to self-insured amounts.

     The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in its consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

     The Company's subsidiaries typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers' warranties on equipment. The Company's subsidiaries generally warrant labor for 30 days after servicing of existing HVAC systems. The Company does not expect warranty claims to have a material adverse effect on its financial position or results of operations.

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

HVAC installation services as well as maintenance, repair and replacement of HVAC systems directly addresses these factors. Specifically, the Company's strategy to focus on the highly consultative "design and build"installation market and the maintenance, repair and replacement market, as well as its strategy to operate on a decentralized basis, should promote the development and strengthening of long-term customer relationships. In addition, the Company's focus on attracting, training and retaining quality employees by utilizing professionally managed recruiting, training and benefits programs should allow it to offer high quality, comprehensive HVAC services at a competitive price.

     Most of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are, however, a few public companies focused on providing HVAC services in some of the same service lines provided by the Company. In addition, there are several private companies attempting to consolidate HVAC companies on a regional or national basis. Also, some HVAC equipment manufacturers and public utilities are active in providing maintenance, repair and replacement services in the HVAC industry. Certain of the Company's competitors and potential competitors may have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations.

FACILITIES AND VEHICLES

     The Company leases the majority of its facilities. In most instances these leases are with the former owners who are now employed by the Company. The Acquired Companies collectively lease offices, warehouses and shop facilities at their various locations. Leased premises range in size from 500 square feet to over 196,000 square feet. The Company believes that its facilities are sufficient for its current needs.

     The Company operates a fleet of various owned or leased service trucks, vans and support vehicles. The Company believes that these vehicles generally are well-maintained and adequate for its current operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements and (iv) regulations relating to worker safety and protection of the environment. The Company believes it has all required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. Failure of the Company to comply with applicable regulations could result in substantial fines or revocation of the Company's operating licenses.

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

EXECUTIVE OFFICERS

     The Company has six executive officers.

     Fred M. Ferreira, age 55, has served as Chairman of the Board, Chief Executive Officer and President of Comfort Systems since January 1997. Mr. Ferreira was responsible for introducing the consolidation opportunity in the commercial and industrial HVAC industry to Notre Capital Ventures II, L.L.C. ("Notre") and was primarily responsible for the organization of the Company. From 1995 through 1996, Mr. Ferreira was a private investor. He served as Chief Operating Officer and a director of Allwaste, Inc., a publicly-traded environmental services company ("Allwaste"), from 1994 to 1995, and was President of Allwaste Environmental Services, Inc., the largest division of Allwaste, from 1991 to 1994. From 1989 to 1990, Mr. Ferreira served as President of Allied Waste Industries, Inc., an environmental services company. Prior to that time, Mr. Ferreira served as Vice President -- Southern District and in various other positions with Waste Management, Inc., an environmental services company.

     Michael Nothum, Jr., age 44, is a director of the Company and became its Chief Operating Officer in January 1998. He was employed by Tri-City Mechanical, Inc., an Arizona corporation that is a wholly-owned subsidiary of the Company, since 1979, serving as President from 1992 to December 1997.

     J. Gordon Beittenmiller, age 40, has served as Executive Vice President, Chief Financial Officer and a director of Comfort Systems since May 1998, and was Senior Vice President, Chief Financial Officer and a director of Comfort Systems from February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc. ("Keystone"), a publicly-traded manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President -- Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

     Reagan S. Busbee, age 35, has served as Senior Vice President of Comfort Systems since January 1997. From 1992 through 1996, Mr. Busbee served as Vice President of Chas. P. Young Co., a financial printer and a wholly-owned subsidiary of Consolidated Graphics Inc., a publicly-traded consolidator of the printing industry. From August 1986 to May 1992, he held various positions and was a Certified Public Accountant with Arthur Andersen LLP.

     William George, III, age 34, has served as Senior Vice President, General Counsel and Secretary of Comfort Systems since May 1998, and was Vice President, General Counsel and Secretary of Comfort Systems from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly traded consolidator of the healthcare transportation industry. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a law firm.

     Gary E. Hess, age 51, has served as Senior Vice President of Comfort Systems since February 1999. He served Comfort Systems as director of its northeast region from August 1998 to January 1999. Prior to that, he was employed by Hess Mechanical Corporation, a wholly-owned subsidiary of the Company, since 1980, serving as President and Chief Executive Officer. Mr. Hess was President of Associated Builders and Contractors during 1996 and was selected as their 1997 Contractor of the Year.

ITEM 2.  PROPERTIES

     Most of the Company's subsidiaries lease the real property and buildings from which it operates. The Company's facilities consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms the Company believes to be commercially reasonable. Certain of these facilities are leased from related parties. In order to maximize available capital, the Company generally intends to continue to lease the majority of its properties. The Company believes that its facilities are adequate for its current needs.

     The Company leases its executive and administrative offices in Houston, Texas and Phoenix, Arizona.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's consolidated operating results or financial condition.

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

                                         HIGH            LOW
                                       ---------     -----------
June 27-30, 1997.....................  $   16.125    $   13.00
Third Quarter, 1997..................  $   21.5625   $   15.50
Fourth Quarter, 1997.................  $   20.0625   $   15.00
First Quarter, 1998..................  $   22.25     $   18.125
Second Quarter, 1998.................  $   24.75     $   19.125
Third Quarter, 1998..................  $   26.625    $   15.25
Fourth Quarter, 1998.................  $   20.50     $   14.1875
January 1 - March 26, 1999...........  $   18.50     $   11.375

     As of March 26, 1999, there were approximately 1,512 stockholders of record of the Company's Common Stock, and the last reported sale price on that date was $15.00 per share.

     The Company has never declared or paid a dividend on its Common Stock. The Company currently expects to retain future earnings in order to finance its growth and, consequently, does not intend to declare any dividend on the Common Stock for the foreseeable future. In addition, the Company's revolving credit agreement restricts the ability of the Company to pay dividends without the lender's consent. No market exists for the Company's Restricted Voting Common Stock, which converts to Common Stock upon sale and under certain other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 15, 1998, the Company issued 1,610,889 unregistered shares of its Common Stock in connection with the acquisition of Shambaugh & Son, Inc. On December 11, 1998, the Company issued 382,384 unregistered shares of its Common Stock in connection with the acquisition of an HVAC business, which was not material. In each case, the shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2), no public offering being involved.

ITEM 6.  SELECTED FINANCIAL DATA

     Comfort Systems acquired the twelve Founding Companies in connection with the IPO on July 2, 1997. Subsequent to the IPO and through December 31, 1998, the Company completed 82 acquisitions, 17 of which were accounted for as poolings-of-interests (the "Pooled Companies") and 65 of which were accounted for as purchases (the "Purchased Companies"). The following selected historical financial data has been derived from the audited financial statements of the Company for each of the three years ended December 31, 1996, 1997, and 1998. The remaining selected historical financial data of the Company has been derived from unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements of the Company, and in the opinion of the Company, reflect all adjustments necessary for a fair presentation of that historical information. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the consolidated historical financial statements and related notes.

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1994        1995        1996        1997        1998
                                       ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
     Revenues........................  $  126,023  $  126,794  $  161,419  $  297,646  $  853,961
     Operating income................       3,653       4,011       6,575       5,699      68,497
     Net income (loss)...............       2,896       3,137       4,589      (2,064)     35,013
BALANCE SHEET DATA:
     Working capital.................  $    8,803  $   10,110  $   13,971  $   63,137  $  133,390
     Total assets....................      36,366      42,035      50,366     308,779     789,293
     Total debt, including current
       portion.......................       6,738       9,076       8,376      24,726     236,446
     Stockholders' equity............       9,385      10,731      15,429     217,635     379,932

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

     The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto. This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

     Comfort Systems was founded in December 1996 to become a leading national provider of HVAC services, primarily focusing on commercial and industrial markets.

     On July 2, 1997, Comfort Systems completed the IPO and simultaneously acquired the twelve Founding Companies, which are engaged in providing HVAC services. Subsequent to the IPO, and through December 31, 1998, the Company acquired 82 additional HVAC businesses. Of these additional acquisitions, 17 acquisitions were accounted for as poolings-of-interests and are referred to herein as the Pooled Companies, and the remaining 65 acquisitions were accounted for as purchases and are referred to herein as the Purchased Companies. The consolidated historical financial statements of the Company have been retroactively restated to give effect to the operations of 15 of the Pooled Companies. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented.

     Pro forma and historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The results of the Company have historically been subject to seasonal fluctuations. These pro forma combined and historical statements of operations should be read in conjunction with the consolidated historical financial statements and related notes of Comfort Systems, filed herewith, and the additional information and the respective financial statements and related notes of Comfort Systems and the Founding Companies included in the Company's Registration Statement on Form S-1 (File No. 333-24021) (the "Registration Statement"), as amended, filed with the Securities and Exchange Commission in connection with the IPO.

     The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

  PRO FORMA COMBINED

     The following pro forma combined information is presented as a supplement to reflect the pro forma results of operations as if the IPO and the acquisition of the Founding Companies occurred on January 1, 1997. Therefore, the accompanying unaudited pro forma combined statements of operations and the related management's discussion and analysis of the Company for the years ended December 31, 1998 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1997, and the Purchased Companies from the dates of their acquisition.

     The Founding Companies, Pooled Companies and Purchased Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general, and administrative expenses for the periods presented in the consolidated historical financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company prior to the IPO. This pro forma combined financial information includes the effects of (a) the IPO, (b) certain reductions in salaries and benefits to the former owners ("the Compensation Differential") of the Founding and Pooled Companies which the former owners agreed would take effect as of the date of the acquisitions,
(c) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO, (d) amortization of goodwill resulting from the acquisitions of the Purchased and Founding Companies, (e) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation Distributions if they had occurred at the beginning of each period presented, (f) the elimination of the $11.6 million non-recurring, non-cash compensation charge referred to above and (g) the reduction of the acquisition-related costs incurred in the acquisition of the Pooled Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

     This pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because these acquired companies were not under common control or management prior to their acquisition by the Company. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

  RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                               1997                   1998
                                       ---------------------  ---------------------
                                                      (IN THOUSANDS)
Revenues.............................  $  384,546     100.0%  $  853,961     100.0%
Cost of services.....................     282,814       73.5     647,512       75.8
                                       ----------  ---------  ----------  ---------
Gross profit.........................     101,732       26.5     206,449       24.2
Selling, general and administrative
  expenses...........................      63,110       16.4     129,055       15.1
Goodwill amortization................       3,593        0.9       7,132        0.8
                                       ----------  ---------  ----------  ---------
Operating income.....................      35,029        9.1      70,262        8.2
Other income (expense)...............        (692)      (0.2)     (6,435)       0.8
                                       ----------  ---------  ----------  ---------
Income before taxes..................      34,337        8.9      63,827        7.5
Provision for income taxes...........      13,987         --      27,756         --
                                       ----------  ---------  ----------  ---------
Pro forma net income.................  $   20,350       5.3%  $   36,071       4.2%
                                       ==========  =========  ==========  =========

  1998 COMPARED TO 1997

     PRO FORMA REVENUES -- Pro forma combined revenues increased $469.4 million, or 122.1%, to $854.0 million in 1998 compared to 1997. The acquisition of the Purchased Companies, excluding "tuck-ins", acquired subsequent to the IPO through the end of 1998 contributed approximately $426.2 million of revenue in 1998.

     PRO FORMA GROSS PROFIT -- Pro forma combined gross profit increased $104.7 million, or 102.9% to $206.4 million in 1998 compared to 1997 primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases in volume and gross margin at some of the Pooled Companies. As a percentage of revenues, pro forma combined gross profit decreased from 26.5% in 1997 to 24.2% in 1998. This decline resulted primarily from the acquisition of the Purchased Companies, which, taken as a whole, have gross margins that are lower than the Company's historical average.

     PRO FORMA SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) -- Pro forma combined SG&A, excluding goodwill amortization, increased $65.9 million, or 104.5%, to $129.1 million in 1998 compared to 1997. These increases were due principally to the addition of the Purchased Companies along with corporate office and management expenses associated with the Company's establishment as a public company. As a percentage of revenues, pro forma combined SG&A, excluding goodwill amortization, decreased from 16.4% to 15.1% in 1998, compared to the prior year. This decrease is due to the Company's acquisition of the Purchased Companies, which, taken as a whole, have SG&A as a percentage of revenues that is lower than the Company's historical average.

     PRO FORMA OPERATING INCOME -- Pro forma combined operating income increased $35.2 million, or 100.6%, to $70.3 million in 1998 compared to 1997 primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases in volume at some of the Pooled Companies. As a percentage of revenues, pro forma operating income decreased from 9.1% in 1997 to 8.2% in 1998. This decline resulted primarily from the acquisition of the Purchased Companies, which, taken as a whole, have operating income margins that are lower than the Company's historical average.

     PRO FORMA OTHER INCOME (EXPENSE) -- Pro forma combined other expense, net, increased to $6.4 million in 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies acquired subsequent to the IPO and through the end of 1998.

  HISTORICAL

     The following historical consolidated financial information represents the operations of the Restated Companies for all periods presented and the Founding Companies and Purchased Companies from their respective dates of acquisition. Historical selling, general, and administrative expenses for the periods presented in the consolidated financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. The following historical financial information for 1997 includes the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997, non-recurring acquisition-related costs and reflects normal recurring corporate costs of Comfort Systems subsequent to the IPO. This compensation charge is not deductible for federal and state income taxes. This historical consolidated information has been derived from the audited consolidated financial statements of the Company.

  RESULTS OF OPERATIONS -- HISTORICAL

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                               1996                   1997                   1998
                                       ---------------------  ---------------------  ---------------------
                                                                 (IN THOUSANDS)
Revenues.............................  $  161,419      100.0% $  297,646      100.0% $  853,961      100.0%
Cost of services.....................     128,049       79.3     220,419       74.1     647,512       75.8
                                       ----------  ---------  ----------  ---------  ----------  ---------
Gross profit.........................      33,370       20.7      77,227       25.9     206,449       24.2
Selling, general and
  administrative expenses............      26,795       16.6      69,677       23.4     130,820       15.3
Goodwill amortization................      --         --           1,851        0.6       7,132        0.8
                                       ----------  ---------  ----------  ---------  ----------  ---------
Operating income.....................       6,575        4.1       5,699        1.9      68,497        8.1
Other income (expense)...............        (478)     (0.3)        (161)    --          (6,435)     (0.8)
                                       ----------  ---------  ----------  ---------  ----------  ---------
Income before taxes..................       6,097        3.8       5,538        1.9      62,062        7.3
Provision for income taxes...........       1,508     --           7,602     --          27,049     --
                                       ----------  ---------  ----------  ---------  ----------  ---------
Net income (loss)....................  $    4,589        2.8% $   (2,064)     (0.7)% $   35,013        4.1%
                                       ==========  =========  ==========  =========  ==========  =========

  1998 COMPARED TO 1997

     REVENUES -- Revenues increased $556.3 million, or 186.9%, to $854.0 million in 1998 compared to 1997. The increase in revenues over the prior year is primarily due to the acquisition of the Founding Companies and Purchased Companies coupled with broad growth in the Cincinnati, Syracuse and Kansas City, Kansas markets.

     GROSS PROFIT -- Gross profit increased $129.2 million, or 167.3%, to $206.4 million in 1998 compared to 1997. The increase in gross profit was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 25.9% in 1997 to 24.2% in 1998. This decline resulted primarily from the acquisition of the Purchased Companies, which, taken as a whole, have gross margins that are lower than the Company's historical average.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A, excluding goodwill amortization, in 1997 and 1998 includes $10.3 million and $1.8 million, respectively, of Compensation Differential and acquisition related costs which will be eliminated prospectively. Additionally, the Company recorded the non-recurring, non-cash Compensation Charge of $11.6 million in the first quarter of 1997. Excluding the Compensation Differential, the Compensation Charge, and goodwill amortization, SG&A increased $81.3 million to $129.1million in 1998. Most of this increase was related to the Founding Companies and Purchased Companies acquired since the IPO, along with corporate office and management expenses associated with the Company's establishment as a public company.

     OPERATING INCOME -- Operating income increased $62.8 million, or 1,101.9% to $68.5 million in 1998 compared to 1997 primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases in volume at some of the Pooled Companies. As a percentage of revenue, operating income increased from 1.9% in 1997 to 8.1% in 1998. As discussed above, this increase primarily resulted from the Compensation Differential and the Compensation Charge recorded in 1997.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased to $6.4 million in 1998 compared to 1997 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies acquired subsequent to the IPO and through the end of 1998.

  1997 COMPARED TO 1996

     REVENUES -- Revenues increased $136.2 million, or 84.4%, to $297.6 million in 1997 compared to 1996. The acquisition of the Founding Companies and Purchased Companies in the second half of 1997 accounted for over 90% of the increase in revenues over the prior year. The remaining increase over the prior year is primarily attributed to increased demand for the Company's commercial service capabilities in the Cincinnati market.

     GROSS PROFIT -- Gross Profit increased $43.9 million, 131.4% to $77.2 million in 1997 compared to 1996. The acquisition of the Founding Companies and Purchased Companies accounted for approximately three-fourths of the increase over the prior year. Gross profit as a percentage of revenues increased as a result of the Founding Companies' positive impact on the overall gross profit percentage in the second half of 1997 and an overall improvement from the Pooled Companies compared to the prior year. The Company's operations in Mobile, Alabama contributed to the largest increase as a percentage of revenues among the Pooled Companies due to higher margins associated with its specialized "design and build" HVAC installation capabilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A, excluding goodwill amortization, increased $42.9 million, or 160.0%, to $69.7 million in 1997 compared to 1996. Approximately 45% of this increase is related to the acquisition of the Founding and Purchased Companies in the second half of 1997. Historical SG&A for 1997 includes the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company. The Company's establishment as a public company in 1997 resulted in $2.8 million of corporate office and management expenses in 1997 whereas no such corporate expenses are reflected in 1996 as the Company was not yet public. Of this amount, approximately $0.6 million was non-recurring acquisition costs in 1997 related to the Pooled Companies. The remaining increase related to increases in personnel and infrastructure to support growth at certain of the Pooled Companies, and does not reflect the reduction in management compensation and benefits as a result of the mergers of these Pooled Companies with Comfort Systems.

     OPERATING INCOME -- Operating income decreased $0.9 million, or 13.3%, to $5.7 million in 1997 compared to 1996 primarily due to revenues attributed by the acquisition of the Founding and Purchased Companies offset by the Compensation Charge and corporate office and management expenses recorded in 1997 as discussed above.

     OTHER INCOME (EXPENSE) -- Other expense, net, decreased to $0.2 million in 1997 compared to 1996 due primarily to the increase in interest income of $0.7 million resulting from the investment of temporary excess cash from the IPO.

  LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the year ended December 31, 1998, net cash used in operating activities was $5.5 million primarily due to a decrease in accounts payable of $15.0 million, an increase in accounts receivable of $34.9 million and an increase in cost and estimated earnings in excess of billings of $7.9 million. The increase in receivables is attributed to growth. Accounts payable balances decreased from the date of acquisition at various locations as certain companies took advantage of cash discounts for early payment. Cash provided from operations for 1997 and 1996 was $1.0 million and $7.2 million, respectively.

     Cash used in investing activities was $143.1 million for the year ended December 31, 1998, primarily in connection with the acquisition of Purchased Companies for $133.3 million, net of cash acquired. Cash flows used in investing activities for 1997 and 1996 were $57.6 million and $3.4 million, respectively. The uses of cash in 1997 and 1996 were primarily for the acquisition of the Founding Companies and Purchased Companies and additions to equipment, respectively.

     Cash provided by financing activities for the year ended December 31, 1998 was $137.5 million and was primarily attributable to the $16.7 million received from the second public offering (the "Second Public Offering") and net borrowings of long-term debt of $124.2 million which were primarily used to fund acquisitions. Net cash provided by financing activities in 1997 was $66.6 million and was primarily attributable to the $79.9 million from the IPO, which was partially offset by a net reduction in outstanding debt. Net cash used in financing activities in 1996 was $2.3 million primarily due to the net reduction in outstanding debt.

     On July 2, 1997, Comfort Systems completed the offering of 6,100,000 shares of Common Stock to the public at $13.00 per share. The net proceeds to Comfort Systems from the IPO (after deducting underwriting commissions and offering expenses) were $68.8 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the IPO, the Company granted its underwriters an option to sell additional 915,000 shares at $13.00 per share. On July 9, 1997, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

     On June 16, 1998, the Company completed a Second Public Offering of 400,000 shares of its Common Stock to the public at $20.00 per share. The net proceeds from this offering (after deducting underwriting commissions and offering expenses) of $7.6 million were used to repay debt.

     In connection with the Second Public Offering, the Company granted its underwriters an option to sell additional shares at $20.00 per share. On July 21, 1998, the underwriters exercised this option. An additional 461,479 shares of Common Stock was sold and the net proceeds of $8.8 million, after deducting underwriting commissions, were used to repay debt.

     Subsequent to December 31, 1998, and through March 26, 1999, the Company completed acquisitions of 10 companies for approximately $9.8 million in cash, 381,690 shares of Common Stock, approximately $2.2 million in convertible subordinated notes and approximately $3.3 million in subordinated notes. These acquisitions will be accounted for as purchase transactions.

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. At that time, the Credit Facility provided the Company with an unsecured revolving line of credit of $75 million. The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility currently provides the Company with a revolving line of credit of up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

     As of December 31, 1998, the Company had borrowed $170.7 million under the Credit Facility at an average interest rate of approximately 6.8% for the year ended December 31, 1998. As of March 26, 1999, $188.0 million (unaudited) was outstanding under this Facility.

     The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements, planned capital expenditures for equipment and additional acquisition opportunities. Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities or increase its Credit Facility. There can be no assurance that the Company will secure such financing if and when it is needed, or that such financing will be available on terms that the Company deems acceptable.

YEAR 2000

     Computers, software, and other equipment utilizing embedded technology that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company has implemented a Year 2000 program and is using both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that are being addressed include external customers, external suppliers and internal computers, software and potential back-up and contingency plans.

     Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. If the Company's vendors or suppliers of the Company's necessary dispatching, power, telecommunications, transportation and financial services fail to provide the Company with equipment and service, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations could be materially adversely affected. The Company is studying the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not currently expect a material effect on the Company's financial condition or results of operations at this time. The Company has initiated communications with its significant customers and suppliers to assess the extent to which the Company is vulnerable to those third parties with which the Company transacts business.

     The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of anticipated Year 2000 enhancements is approximately $500,000 and is being funded from operating cash flows. The majority of such costs is for the acquisition of hardware and software and will be capitalized. The remaining costs will be expensed as incurred and are not expected to have a material effect on the results of operations. The Company expects, but cannot be certain, that it will be substantially complete with Year 2000 enhancements for internal operating systems by September 1999.

     The ability of third parties with which the Company transacts business to adequately address Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. Accordingly, as part of the Year 2000 program, contingency plans are being assessed and developed to respond to any failures as they may occur. Such contingency plans are scheduled to be completed during 1999. At this time, the Company does not expect that any failure of the Company or third parties to achieve Year 2000 compliance will adversely affect the Company.

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

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating acquired businesses, cyclical and seasonal fluctuations in the demand for HVAC systems, difficulties in implementing its acquisition strategy and the availability of acquisition financing. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

     The Company's success depends in part on its ability to integrate the Acquired Companies and the future businesses that it acquires. The businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The pro forma combined historical financial results of the acquired businesses primarily cover periods when such businesses were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results.

     Key elements of the Company's strategy are to both maintain and improve the profitability of the acquired businesses and to continue to expand the revenues of acquired businesses. The Company's level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will be contingent upon factors outside the Company's control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or regional economies will negatively affect overall demand for the Company's services.

     The Company has grown significantly through the acquisition of additional HVAC and complementary businesses and intends to continue such acquisition activity in the future. However, the Company could face difficulties in implementing its acquisition strategy. The Company faces continuing competition for acquisition candidates, a fact that may limit the number of acquisition opportunities and may lead to higher acquisition prices. The HVAC industry is currently undergoing rapid consolidation on both a national and a regional level by the Company and by other companies that have acquisition objectives that are similar to the Company's objectives. Additionally, HVAC equipment manufacturers and certain public utilities are beginning to provide maintenance, repair and replacement services within the HVAC industry. These companies generally are better capitalized, have greater name recognition and may be able to provide these services at a lower cost.

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

     The timing, size and success of the Company's acquisition efforts depend in large part on the availability of financing. The Company intends to continue to finance future acquisitions by using shares of its Common Stock for a portion of the consideration to be paid. If the Common Stock does not have sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, to maintain its acquisition program. One factor that may affect the Common Stock's market price in the future, and thus its usefulness as acquisition currency, is the dilutive effect of the continued issuance of shares in connection with acquisitions. The availability of such shares in the market when they become eligible for sale could affect the Company's stock valuation (i.e., upon the expiration of contractual restrictions or of specified holding periods for unregistered shares). If the Company fails to maintain its stock valuation, and if the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financing.

     The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems by the Company requires an adequate supply of skilled HVAC technicians. In addition, the Company depends on the senior management of the businesses it acquires to remain committed to the success of the businesses after their acquisition. Accordingly, the Company's ability to maintain and increase its productivity and profitability are also affected by its ability to employ, train and retain the skilled technicians necessary to meet the Company's service requirements, and to retain senior management in acquired businesses.

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

     Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the HVAC industry, the increasing supply of tradable stock, changes in analysts' earnings estimates, recommendations by analysts, or other events.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant market risks including commodity price risk, foreign currency exchange risk or interst rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of capital leases, convertible subordinate notes, subordinated notes and various other notes payable. The Company's debt with variable interest rates consists entirely of its revolving credit facility. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1998:

                                                                                                                     FAIR
                                            1999       2000        2001       2002       2003       THEREAFTER      VALUE
                                          ---------  ---------  ----------  ---------  ---------    ----------     --------
Liabilities -- Long-Term Debt:
     Variable Rate Debt.................  $  --      $  --      $  170,700  $  --      $  --          $--          $170,700
          Average Interest Rate.........     --    %    --    %        6.8%    --    %    --    %      --   %           6.8%
     Fixed Rate Debt....................  $   9,077  $  11,218  $   43,711  $   1,176  $     564      $--          $ 65,746
          Average Interest Rate.........        6.0%       6.0%        4.7%       5.4%       6.0%      --   %          5.11%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           COMFORT SYSTEMS USA, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1998 & 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     These pro forma combined financial statements should be read in conjunction with the audited consolidated historical financial statements of Comfort Systems USA, Inc. included elsewhere in this report.

                                           YEAR ENDED DECEMBER
                                                   31,
                                          ----------------------
                                             1997        1998
                                          ----------  ----------
                                              (IN THOUSANDS)
Revenues................................  $  384,546  $  853,961
Cost of services........................     282,814     647,512
                                          ----------  ----------
Gross profit............................     101,732     206,449
Selling, general and administrative
  expenses..............................      63,110     129,055
Goodwill amortization...................       3,593       7,132
                                          ----------  ----------
Operating income........................      35,029      70,262
Other income (expense)..................        (692)     (6,435)
                                          ----------  ----------
Income before taxes.....................      34,337      63,827
Provision for income taxes..............      13,987      27,756
                                          ----------  ----------
Pro forma net income....................  $   20,350  $   36,071
                                          ==========  ==========
Pro forma net income per share
  (basic)...............................  $     0.79  $     1.09
Pro forma net income per share
  (diluted).............................        0.78        1.07
Shares used in computing pro forma net
  income per
  share (basic).........................      25,747      32,962
Shares used in computing pro forma net
  income per
  share (diluted).......................      25,940      34,329

     The pro forma combined financial information for the years ended December 31, 1998 and 1997, includes the results of Comfort Systems and the Founding Companies from January 1, 1997, the Purchased Companies from date of their respective acquisitions and the retroactive restatement to January 1, 1997 of the Pooled Companies. The Founding Companies, Pooled Companies and Purchased Companies were managed prior to their acquisitions as independent private companies. Therefore, historical selling, general, and administrative expenses for the periods presented in the consolidated historical financial statements of the Company reflect compensation and related benefits the owners of those businesses received prior to acquisition. Historical selling, general and administrative expenses also include the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company prior to the IPO. This pro forma combined financial information includes the effects of (a) the IPO, (b) certain reductions in salaries and benefits to the former owners ("the Compensation Differential") of the Founding and Pooled Companies which the former owners agreed would take effect as of the date of the acquisitions, (c) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though those salaries were being paid prior to the IPO, (d) amortization of goodwill resulting from the acquisitions of the Purchased and Founding Companies, (e) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation Distributions if they had occurred at the beginning of each period presented, (f) the elimination of the $11.6 million non-recurring, non-cash compensation charge referred to above and (g) the elimination of the acquisition-related costs incurred in the acquisition of the Pooled Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies, and

Pooled Companies which were C Corporations had been subject to federal and state income taxes. Diluted earnings per share data presented above was calculated in accordance with Statement of Financial Accounting Standards No. 128. The diluted earnings per share data presented above reflects the dilutive effect, if any, of stock options and convertible subordinated notes which were outstanding during the periods presented.

     This pro forma combined financial information may not be comparable to and may not be indicative of the Company's future results of operations because these Acquired Companies were not under common control or management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comfort Systems USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc., and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
February 18, 1999

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               DECEMBER 31,
                                          ----------------------
                                             1997        1998
                                          ----------  ----------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $   18,097  $    6,985
     Accounts receivable................      86,120     241,332
          Less -- Allowance.............       1,698       4,758
                                          ----------  ----------
               Accounts receivable,
                  net...................      84,422     236,574
     Other receivables..................         879       2,733
     Inventories........................       7,360      14,768
     Prepaid expenses and other.........       4,993      14,264
     Costs and estimated earnings in
      excess of billings................      14,034      37,228
                                          ----------  ----------
               Total current assets.....     129,785     312,552
PROPERTY AND EQUIPMENT, net.............      13,676      34,413
GOODWILL, net...........................     163,126     430,526
OTHER NONCURRENT ASSETS.................       2,192      11,802
                                          ----------  ----------
               Total assets.............  $  308,779  $  789,293
                                          ==========  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................  $    2,030  $    1,568
     Current maturities of notes to
      affiliates and former owners......         315       7,509
     Accounts payable...................      28,353      74,161
     Accrued compensation and
      benefits..........................       7,603      25,869
     Billings in excess of costs and
      estimated earnings................      11,525      43,968
     Income taxes payable...............       5,135       1,299
     Other current liabilities..........      11,687      24,788
                                          ----------  ----------
               Total current
                  liabilities...........      66,648     179,162
DEFERRED INCOME TAXES...................       1,061       1,124
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES............................      16,956     171,039
NOTES TO AFFILIATES AND FORMER OWNERS...       5,425      56,330
OTHER LONG-TERM LIABILITIES.............       1,054       1,706
                                          ----------  ----------
               Total liabilities........      91,144     409,361
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized, none
      issued and outstanding............      --          --
     Common stock, $.01 par, 102,969,912
      shares authorized, 28,013,436 and
      38,141,180 shares issued and
      outstanding, respectively.........         280         381
     Additional paid-in capital.........     205,829     333,978
     Retained earnings..................      11,526      45,573
                                          ----------  ----------
               Total stockholders'
                  equity................     217,635     379,932
                                          ----------  ----------
               Total liabilities and
                  stockholders'
                  equity................  $  308,779  $  789,293
                                          ==========  ==========

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1996        1997        1998
                                       ----------  ----------  ----------
REVENUES.............................  $  161,419  $  297,646  $  853,961
COST OF SERVICES.....................     128,049     220,419     647,512
                                       ----------  ----------  ----------
          Gross profit...............      33,370      77,227     206,449
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      26,795      69,102     130,370
GOODWILL AND OTHER AMORTIZATION......      --           1,851       7,132
ACQUISITION RELATED EXPENSES.........      --             575         450
                                       ----------  ----------  ----------
          Operating income...........       6,575       5,699      68,497
OTHER INCOME (EXPENSE):
     Interest income.................         376       1,187         957
     Interest expense................        (561)     (1,331)     (7,633)
     Other...........................        (293)        (17)        241
                                       ----------  ----------  ----------
          Other income (expense).....        (478)       (161)     (6,435)
                                       ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...........       6,097       5,538      62,062
PROVISION FOR INCOME TAXES...........       1,508       7,602      27,049
                                       ----------  ----------  ----------
NET INCOME (LOSS)....................  $    4,589  $   (2,064) $   35,013
                                       ==========  ==========  ==========
NET INCOME (LOSS) PER SHARE:
     Basic...........................  $     0.45  $    (0.11) $     1.06
                                       ==========  ==========  ==========
     Diluted.........................  $     0.45  $    (0.11) $     1.04
                                       ==========  ==========  ==========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE:
     Basic...........................      10,117      18,954      32,962
                                       ==========  ==========  ==========
     Diluted.........................      10,117      18,954      34,329
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

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK         ADDITIONAL    RETAINED         TOTAL
                                          ---------------------     PAID-IN      EARNINGS     STOCKHOLDERS'
                                             SHARES      AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1995............     5,875,989   $  58      $     200     $ 10,473      $  10,731
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --           (1,107)        (1,107)
     Adjustments to conform fiscal year
       ends of Pooled Companies.........       --         --           --            1,104          1,104
     Initial Capitalization.............       121,139       1         --           --                  1
     Net income.........................       --         --           --            4,589          4,589
     Pooled Companies not restated......        69,184       1             11          317            329
     Other..............................       --         --                5         (223)          (218)
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1996............     6,066,312      60            216       15,153         15,429
     Issuance of Common Stock:
          Proceeds of the Initial Public
             Offering...................     7,015,000      70         79,805       --             79,875
          Acquisition of Founding
             Companies..................     9,720,927      98        100,999       --            101,097
          Issuance of management
             shares.....................     4,118,708      41         11,556       --             11,597
          Acquisition of Purchased
             Companies..................     1,092,489      11         13,253       --             13,264
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --           (2,191)        (2,191)
     Adjustments to conform fiscal
       year-ends of Pooled Companies....       --         --           --              727            727
     Net loss...........................       --         --           --           (2,064)        (2,064)
     Other..............................       --         --           --              (99)           (99)
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1997............    28,013,436     280        205,829       11,526        217,635
     Issuance of Common stock:
          Proceeds of the Second Public
             Offering...................       861,479       9         15,892       --             15,901
          Acquisition of Purchased
             Companies..................     9,212,573      92        111,456       --            111,548
          Issuance of Employee Stock
             Purchase Plan shares.......        29,362    --              482       --                482
          Issuance of shares for options
             exercised..................        24,330    --              319       --                319
     S Corporation distributions made by
       certain Pooled Companies.........       --         --           --             (966)          (966)
     Net income.........................       --         --           --           35,013         35,013
                                          ------------   ------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1998............    38,141,180   $ 381      $ 333,978     $ 45,573      $ 379,932
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

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1996        1997         1998
                                          ---------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................  $   4,589  $   (2,064) $     35,013
Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities --
     Depreciation and amortization
      expense...........................      1,788       4,786        14,001
     Bad debt expense...................        177         583         1,253
     Compensation expense related to
      issuance of management shares.....     --          11,556       --
     Deferred tax expense (benefit).....        306        (630)          960
     Gain on sale of property and
      equipment.........................         (2)        (95)         (274)
     Pooled Companies not restated......         32      --           --
     Adjustment to conform year-end of
      certain pooled companies..........      1,104         727       --
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of Founding and
      Purchased Companies --
          (Increase) decrease in --
               Receivables, net.........     (3,347)    (12,066)      (34,915)
               Inventories..............       (315)      1,008          (788)
               Prepaid expenses and
                   other current
                   assets...............     (1,210)        503         2,437
               Cost and estimated
                   earnings in excess of
                   billings.............        109      (5,167)       (7,926)
               Other noncurrent
                   assets...............        338          65           113
          Increase (decrease) in --
               Accounts payable and
                   accrued
                   liabilities..........      2,510       1,170       (14,991)
               Billings in excess of
                   costs and estimated
                   earnings.............      1,046         546           208
     Other, net.........................         64          31          (616)
                                          ---------  ----------  ------------
          Net cash provided by (used in)
              operating activities......      7,189         953        (5,525)
                                          ---------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment.........................     (3,489)     (4,501)      (11,137)
     Proceeds from sales of property and
      equipment.........................         87         936         1,369
     Cash paid for Founding Companies,
      net of cash acquired..............     --         (42,295)      --
     Cash paid for Purchased Companies,
      net of cash acquired..............     --         (11,781)     (133,338)
                                          ---------  ----------  ------------
          Net cash used in investing
              activities................     (3,402)    (57,641)     (143,106)
                                          ---------  ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt.........     (4,655)    (38,157)     (109,508)
     Borrowings of long-term debt.......      3,449      27,107       233,684
     S Corporation distributions paid by
      certain Pooled Companies..........     (1,107)     (2,090)         (966)
     Proceeds from issuance of common
      stock, net of offering costs......     --          79,916        16,702
     Other..............................         52        (189)       (2,393)
                                          ---------  ----------  ------------
          Net cash provided by (used in)
              financing activities......     (2,261)     66,587       137,519
                                          ---------  ----------  ------------
NET INCREASE (DECREASE) IN CASH.........      1,526       9,899       (11,112)
CASH AND CASH EQUIVALENTS, beginning of
  year..................................      6,672       8,198        18,097
                                          ---------  ----------  ------------
CASH AND CASH EQUIVALENTS, end of
  year..................................  $   8,198  $   18,097  $      6,985
                                          =========  ==========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, executing most of its applications within office buildings, retail centers, apartment complexes, hotels, manufacturing plants and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its Common Stock (the "Common Stock") and simultaneously acquired twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in ten states. Subsequent to the IPO, and through December 31, 1998, the Company acquired 82 HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). The companies acquired subsequent to the IPO added 88 operating locations in 18 additional states. These acquisitions included 15 "tuck-in" operations that have been or are currently being integrated with existing Company operations. In addition, during the first three months of 1999, the Company acquired 10 additional acquisitions (the "Additional Acquisitions") with aggregate 1998 annual revenues of approximately $35 million (unaudited). These acquisitions along with the existing Founding Companies allow the Company to provide services in 114 operating locations (unaudited).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements include those of Comfort Systems since December 1996. Of the 82 acquisitions noted above, 17 were accounted for as poolings-of-interests (the "Pooled Companies") and 65 were accounted for as purchases (the "Purchased
Companies"). These consolidated financial statements reflect the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The acquisitions of the Founding and Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

     Prior to their acquisition by Comfort Systems, seven of the Pooled Companies reported annual results based on fiscal year-ends other than December
31. An adjustment to conform the year-ends of five of these companies to December 31 year-ends was made in 1996 resulting in an increase of approximately $1.1 million to retained earnings and cash flows for 1996. An adjustment to conform the year-ends of two of these companies to December 31 year-ends was made in 1997 resulting in an increase of approximately $727,000 to retained earnings and cash flows for 1997.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Comfort Systems and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CASH FLOW INFORMATION

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest in 1996, 1997 and 1998 was approximately $548,000, $736,000, and $6,575,000, respectively. Cash paid for income taxes in 1996, 1997 and 1998 was approximately $738,000, $995,000, and $33,329,000, respectively.

     The Company recorded capital leases in 1996, 1997 and 1998 of approximately $ -- , $114,000 and $20,000, respectively.

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

     As of December 31, 1998 and 1997, accumulated amortization of goodwill was approximately $9.1 million and $1.9 million, respectively.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and revenues, and their effects are recognized in the period in which the revisions are determined.

     Receivable balances billed but not paid by customers pursuant to retainage provisions in construction contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance will be billed and

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

collected in the upcoming fiscal year. The reatainage retainage balances at December 31, 1997 and 1998 are $11.6 million and $45.3 million, respectively.

WARRANTY COSTS

     The Company typically warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

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

CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable, notes payable to related parties and long-term debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximate their fair value.

RECLASSIFICATIONS

     Certain reclassifications have been made in prior years' financial statements to conform to the 1998 presentation.

3.  BUSINESS COMBINATIONS:

  POOLINGS

     During 1997 and 1998, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 4,507,406 and 1,437,767 shares of Common Stock, respectively. These acquisitions have been accounted for as poolings-of-interests as described in Note 2. These companies provide HVAC and related services.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The historical financial statements for 1996 and 1997 represent the operations of the Restated Companies prior to their acquisition by the Company. The combined revenues and net income of the Pooled Companies acquired in 1998 for the preacquisition period in 1998 were $50.7 million and $1.4 million, respectively.

     The following table summarizes the restated revenues, net income and per share data of the Company after giving effect to the acquisition of the 1998 Pooled Companies:

                                              YEAR ENDED                 YEAR ENDED
                                          DECEMBER 31, 1996          DECEMBER 31, 1997
                                        ----------------------    ------------------------
                                        REVENUES    NET INCOME    REVENUES     NET INCOME
                                        --------    ----------    --------    ------------
Revenues and net income (loss):
     As previously reported..........   $ 97,315      $3,759      $237,709      $ (2,830)
     Pooled Companies................     64,104         830        59,937           766
                                        --------    ----------    --------    ------------
     As restated.....................   $161,419      $4,589      $297,646      $ (2,064)
                                        ========    ==========    ========    ============
Earnings per share:
     As previously reported..........                 $ 0.43                    $  (0.16)
     Pooled Companies................                   0.02                        0.05
                                                    ----------                ------------
     As restated.....................                 $ 0.45                    $  (0.11)
                                                    ==========                ============

     Diluted earnings per share and basic earnings per share are the same for all periods presented above.

PURCHASES

     Subsequent to the IPO, and through December 31, 1997, Comfort Systems acquired 13 of the Purchased Companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of Common Stock with a market value at the date of acquisition totaling $13.3 million and $5.0 million in the form of convertible subordinated notes. These notes are convertible at various dates in 1999 and thereafter into 220,449 shares of Common Stock.

     During 1998, the Company acquired 52 of the Purchased Companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of Common Stock with a market value at the date of acquisition totaling $111.7 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes (collectively the "Notes"). The convertible notes are convertible at various dates in 1999, 2000, 2001, or 2002 and thereafter into 1,243,673, 1,699,729, 1,797,937, or 53,655 shares of Common Stock, respectively.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The accompanying balance sheet as of December 31, 1998 includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment. The allocations in 1997 and 1998 resulted in $25.4 million and $277.4 million in goodwill, respectively, which represents the excess of purchase price over the estimated fair value of the net assets acquired for the Purchased Companies. In conjunction with the acquisitions, goodwill was determined as follows (in thousands):

                                          1997         1998
                                       ----------  ------------
Fair value of assets acquired, net of
  cash acquired......................  $  (21,677) $   (261,754)
Liabilities assumed..................      17,010       233,669
Cash paid, net of cash acquired......      11,781       133,338
Estimated market value of stock
  consideration......................      13,264       111,681
Issuance of Notes....................       4,978        60,482
                                       ----------  ------------
Goodwill.............................  $   25,356  $    277,416
                                       ==========  ============

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Founding Companies and Purchased Companies as if the acquisitions were effective on January 1, 1997 through the respective dates of acquisitions (in thousands, except per share data):

                                        YEAR ENDED DECEMBER 31,
                                       --------------------------
                                           1997          1998
                                       ------------  ------------
                                              (UNAUDITED)
Revenues.............................  $  1,066,147  $  1,227,013
Net income...........................        37,839        37,568
Net income per share.................          1.05          0.99

     Pro forma adjustments included in the preceding table regarding the Founding Companies and the Purchased Companies primarily relate to (a) the IPO,
(b) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Founding Companies, Pooled Companies and Purchased Companies which the former owners agreed would take effect as of the acquisition date, (c) pro forma compensation expense of $430,000 for the six months ended June 30, 1997, to reflect the ongoing salaries received by corporate management as though these salaries were being paid prior to the Offering, (d) elimination of merger costs in connection with the acquisition of the Pooled Companies, (e) amortization of goodwill related to the Purchased and Founding Companies, (f) elimination of the non-recurring, non-cash compensation charge of $11.6 million recorded by Comfort Systems in the first quarter of 1997 related to Common Stock issued to management of and consultants to the Company, and (g) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation distributions as if they had occurred at the beginning of each period presented. In addition, an incremental tax provision has been recorded as if all applicable Purchased and Founding Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Founding Companies, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

ADDITIONAL ACQUISITIONS (UNAUDITED)

     Subsequent to December 31, 1998, and through March 26, 1999, the Company completed the 10 Additional Acquisitions for approximately $9.8 million in cash, 381,690 shares of Common Stock, approximately $2.2 million in convertible subordinated notes and approximately $3.3 million in

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subordinated notes. Annualized revenues from the businesses acquired in the Additional Acquisitions were approximately $35 million. All of these acquisitions will be accounted for as purchase transactions.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                          ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES    --------------------
                                          IN YEARS        1997       1998
                                        -------------   ---------  ---------
Land.................................      N/A          $      95  $     124
Transportation equipment.............      3-7             17,171     31,776
Machinery and equipment..............     3-15              8,789     23,002
Computer and telephone equipment.....      3-7              4,768     10,168
Buildings and leasehold
  improvements.......................     3-20              3,532      8,564
Furniture and fixtures...............     3-10              3,394      8,082
                                                        ---------  ---------
                                                           37,749     81,716
Less -- Accumulated depreciation.....                      24,073     47,303
                                                        ---------  ---------
     Property and equipment, net.....                   $  13,676  $  34,413
                                                        =========  =========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Balance at beginning of year.........  $     994  $   1,698
Additions for bad debt expense.......        583      1,253
Deductions for recoveries and for
  uncollectible receivables written
  off................................       (488)      (909)
Allowance for doubtful accounts of
  Founding and Purchased Companies at
  acquisition dates..................        609      2,716
                                       ---------  ---------
     Balance at end of year..........  $   1,698  $   4,758
                                       =========  =========

     Other current liabilities consist of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Accrued warranty costs...............  $   2,053  $   4,596
Accrued insurance expense............        737      4,851
Deferred income taxes................      1,445      4,939
Deferred revenue.....................        770        525
Other current liabilities............      6,682      9,877
                                       ---------  ---------
                                       $  11,687  $  24,788
                                       =========  =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Installation contracts in progress are as follows (in thousands):

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
Costs incurred on contracts in
  progress...........................  $  169,426  $  748,542
Estimated earnings, net of losses....      43,072     151,792
                                       ----------  ----------
Less -- Billings to date.............     209,989     907,074
                                       ----------  ----------
                                       $    2,509  $   (6,740)
                                       ==========  ==========
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts..........................  $   14,034  $   37,228
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts..........................     (11,525)    (43,968)
                                       ----------  ----------
                                       $    2,509  $   (6,740)
                                       ==========  ==========

6.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                           DECEMBER 31,
                                       ---------------------
                                         1997        1998
                                       ---------  ----------
Revolving credit facility............  $  15,300  $  170,700
Notes to affiliates and former
owners...............................      5,425      63,839
Other................................      4,001       1,907
                                       ---------  ----------
Total long-term......................     24,726     236,446
Less: current maturities.............      2,345       9,077
                                       ---------  ----------
                                       $  22,381  $  227,369
                                       =========  ==========

     At December 31, 1998, future principal payments of long-term debt are as follows (in thousands):

YEAR ENDING DECEMBER 31 --
     1999............................  $    9,077
     2000............................      11,218
     2001............................     214,411
     2002............................       1,176
     2003............................         564
     Thereafter......................      --
                                       ----------
                                       $  236,446
                                       ==========

REVOLVING CREDIT AGREEMENT

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. At that time, the Credit Facility provided the Company with an unsecured revolving line of credit of $75 million. The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility currently provides the Company with a revolving line of credit of up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of the two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

     As of December 31, 1998, the Company had borrowed $170.7 million under the Credit Facility at an average interest rate of approximately 6.8% for the year ended December 31, 1998. As of March 26, 1999, $188.0 million (unaudited) was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

     The Notes in the amount of $63.8 million, net of $1.6 million of repayments, referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. Of these Notes, $62.4 million bear interest, payable quarterly, at a weighted average interest rate of 5.11% and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $25.84 per share. The remaining Notes in the amount of $1.4 million are non-interest bearing, and require principal payments of $1.0 million in 1999 and $0.4 million in equal installments in 2000, 2001, 2002 and 2003. The terms of the convertible subordinated notes require $6.5 million of principal payments in 1999, $10.9 million of principal payments in 2000, $43.5 million of principal payments in 2001, $1.1 million of principal payments in 2002, and $0.4 million of principal payments in 2003.

     The Company estimates the fair value of long-term debt as of December 31, 1998 and 1997, to be approximately the same as the recorded value.

7.  INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1997       1998
                                       ---------  ---------  ---------
Current --
     Federal.........................  $     912  $   6,469  $  21,650
     State and Puerto Rico...........        290      1,763      4,439
                                       ---------  ---------  ---------
                                           1,202      8,232     26,089
                                       ---------  ---------  ---------
Deferred --
     Federal.........................        302       (688)       907
     State and Puerto Rico...........          4         58         53
                                       ---------  ---------  ---------
                                             306       (630)       960
                                       ---------  ---------  ---------
                                       $   1,508  $   7,602  $  27,049
                                       =========  =========  =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1997       1998
                                       ---------  ---------  ---------
Income tax expense at the statutory
rate.................................  $   2,134  $   1,937  $  21,713
Increase (decrease) resulting from --
     State income taxes, net of
       federal tax effect............        163      1,245      3,148
     Non-deductible expenses.........         30        428        364
     Non-recurring, non-cash
       compensation charge...........     --          4,045     --
     Effect of S Corporation income
       previously taxed to the former
       owners........................       (807)    (1,089)      (308)
     Non-deductible goodwill
       amortization..................     --            633      2,047
     Non-deductible acquisition costs
       related to Pooled Companies...     --            201        157
     Provision (benefit) recognized
       upon termination of Subchapter
       S election....................     --            100       (101)
     Other...........................        (12)       102         29
                                       ---------  ---------  ---------
                                       $   1,508  $   7,602  $  27,049
                                       =========  =========  =========

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

                                           DECEMBER 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax assets --
     Accounts receivable and
       allowance for doubtful
       accounts......................  $    (497) $  (1,699)
     Accrued liabilities and
       expenses......................     (1,788)    (6,038)
     Other...........................       (514)      (470)
                                       ---------  ---------
          Total deferred income tax
             assets..................     (2,799)    (8,207)
                                       ---------  ---------
Deferred income tax liabilities --
     Property and equipment..........        325        873
     Long-term installation
       contracts.....................      1,984      4,716
     Other...........................        153        475
                                       ---------  ---------
          Total deferred income tax
             liabilities.............      2,462      6,064
                                       ---------  ---------
          Net deferred income tax
             assets..................  $    (337) $  (2,143)
                                       =========  =========

     The deferred tax assets and liabilities reflected above are included in the consolidated balance sheet at December 31, 1998, as $7.8 million of current deferred income tax assets in prepaid expenses and other, $0.4 million of non-current deferred income tax assets in other non-current assets, $5.0 million of current deferred income tax liabilities in other current liabilities and $1.1 million of non-current deferred income tax liabilities in deferred income taxes.

8.  EMPLOYEE BENEFIT PLANS:

     Certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 1% to 6% of covered employees' salaries or wages and totaled $2.2 million for 1996, $1.8 million for 1997 and $3.6 million for 1998. Of these amounts, approximately $670,000 and $2.2 million was payable to the plans at December 31, 1997 and 1998, respectively.

     Certain of the Company's subsidiaries also participate in several multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $2.0 million for 1996, $2.1 million for 1997 and $8.1 million for 1998. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

9.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1996, 1997, and 1998 was $0.9 million, $2.2 million, and $6.7 million, respectively. Concurrent with the acquisitions of certain Founding, Pooled and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from five years to twenty years and provide for certain escalations in the rental expenses each year. Included in the 1998 and 1997 rent expense above is approximately $3.9 million and $1.2 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1999............................  $  11,740
     2000............................     10,461
     2001............................      9,188
     2002............................      8,084
     2003............................      6,293
     Thereafter......................     13,346
                                       ---------
                                       $  59,112
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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effects of the Common Stock split and the increase in the number of shares of authorized Common Stock have been retroactively reflected on the balance sheet and in the accompanying notes as applicable. In December 1996, in connection with the organization and initial capitalization of Comfort Systems, the Company issued 121,139 shares of Common Stock at $.01 per share to Notre Capital Ventures II, L.L.C. ("Notre"). In January 1997, the Company issued 2,848,773 additional shares to Notre for $.01 per share. In January and February 1997, the Company issued a total of 1,269,935 shares of Common Stock to management of and consultants to the Company at a price of $.01 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $11.6 million in the first quarter of 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale.

     On July 2, 1997, Comfort Systems completed the offering of 6,100,000 shares of Common Stock to the public at $13.00 per share. The net proceeds to Comfort Systems from the IPO (after deducting underwriting commissions and offering expenses) were $68.8 million. Of this amount, $45.3 million was used to pay the cash portion of the purchase prices of the Founding Companies. In connection with the IPO, the Company granted its underwriters an option to sell an additional 915,000 shares at $13.00 per share. On July 9, 1997, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $11.1 million after deducting underwriting commissions.

     On June 16, 1998, the Company completed a second public offering (the "Second Public Offering") of 400,000 shares of its Common Stock. The net proceeds from this offering of $7.6 million, after deducting underwriting commissions, were used to repay debt. On July 21, 1998, the underwriters exercised their overallotment option in connection with the Second Public Offering completed in June 1998. An additional 461,479 shares of Common Stock were sold and the net proceeds of $8.8 million were used to repay debt.

RESTRICTED COMMON STOCK

     In March 1997, Notre exchanged 2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Voting Common Stock"). The holder of Restricted Voting Common Stock is entitled to elect one member of the Company's Board of Directors and to 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event that 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. At December 31, 1998, no Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations previously required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of common stock outstanding during the year. Diluted EPS is computed in a similar manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The net earnings adjustment related to the conversion of the convertible subordinated notes in 1998 was $753,000. The Company has adopted SFAS No. 128 and restated EPS for all periods presented.

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1997       1998
                                          ---------  ---------  ---------
Shares issued in connection with the
  acquisitions of Founding Companies....     --          5,008      9,721
Shares sold pursuant to the IPO.........     --          3,142      6,100
Shares held by Notre, management and
  consultants...........................      4,240      4,240      4,240
Shares issued in connection with the
  acquisitions of Pooled Companies......      5,877      5,946      5,946
Weighted average shares issued in
  connection with the underwriter's
  overallotment.........................     --            434      1,122
Weighted average shares issued in
  connection with the acquisitions of
  the Purchased Companies...............     --            184      5,597
Weighted average portion of shares sold
  in the Second Public Offering.........     --         --            215
Weighted average portion of shares
  issued in connection with the Employee
  Stock Purchase Plan...................     --         --             12
Weighted average portion of shares
  issued in connection with the exercise
  of stock options......................     --         --              9
                                          ---------  ---------  ---------
Weighted average shares
  outstanding -- Basic..................     10,117     18,954     32,962
Weighted average portion of shares
  related to stock options under the
  treasury stock method.................     --         --            462
Weighted average shares related to the
  issuance of convertible notes.........     --         --            905
                                          ---------  ---------  ---------
Weighted average shares
  outstanding -- Diluted................     10,117     18,954     34,329
                                          =========  =========  =========

11.  STOCK OPTION PLANS:

  LONG-TERM INCENTIVE PLANS

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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes activity under the Company's stock option plan:

                                                      1997                           1998
                                          ----------------------------   -----------------------------
                                                      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
             FIXED OPTIONS                 SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
----------------------------------------  ---------   ----------------   -----------  ----------------
Outstanding at beginning of year........     --           -$-              2,537,203       $13.72
Granted.................................  2,537,203         13.72          1,495,500        18.54
Exercised...............................     --           --                 (24,330)       13.45
Forfeited...............................     --           --                 (53,344)       16.01
                                          ---------                      -----------
Outstanding at end of year..............  2,537,203        $13.72          3,955,029       $15.51
                                          =========                      ===========

Options exercisable at year-end.........     --                              518,281
Weighted-average fair value of options
  granted during the year as of December
  31, 1998..............................      $3.53                            $7.33

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       -----------------------------------------------------   --------------------------------
                                          NUMBER       WEIGHTED-AVERAGE                           NUMBER
              RANGE OF                 OUTSTANDING        REMAINING        WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
           EXERCISE PRICES             AT 12/31/98     CONTRACTUAL LIFE     EXERCSE PRICE      AT 12/31/98     EXERCISE PRICE
-------------------------------------  ------------   ------------------  ------------------   ------------   -----------------
$13.00 to $19.38.....................    3,585,529        5.9 years             $14.98            503,281          $ 13.68
$19.69 to $21.44.....................      369,500           6.5                 21.04             15,000            21.13
                                       ------------                                            ------------
$13.00 to $21.44.....................    3,955,029           6.0                $15.51            518,281          $ 13.90
                                       ============                                            ============

     In September 1997, the Company's stockholders approved the Company's 1998 Employee Stock Purchase Plan which allows employees to purchase shares from the Company's authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company, including shares repurchased on the open market.

     The Company's 1998 Employee Stock Purchase Plan provides for the purchase of 300,000 shares at semi-annual intervals. Full-time employees are eligible to purchase shares with payroll deductions ranging from 2% to 8% of compensation with a maximum deduction of $2,000 for any purchase period for each participant. The purchase price per share is 85% of the lower of the market price on the first business day of the purchase period or the purchase date.

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under this accounting method, no expense in connection with the stock option plan or the stock purchase plan is recognized in the consolidated statements of operations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                                           1997       1998
                                                                         ---------  ---------
Net Income                          As reported........................  $  (2,064) $  35,013
                                    Pro forma for SFAS No. 123.........  $  (2,436) $  33,341
Income Per Share -- Basic           As reported........................  $    (.11) $    1.06
                                    Pro forma for SFAS No. 123.........  $    (.13) $    1.01
Income Per Share -- Diluted         As reported........................  $    (.11) $    1.04
                                    Pro forma for SFAS No. 123.........  $    (.13) $    0.97

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     LONG-TERM INCENTIVE PLAN -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield.................           0.00%
Expected stock price volatility.........          44.87%
Risk free interest rate.................     5.00%-6.15%
Expected life of options................         4 years

     EMPLOYEE STOCK PURCHASE PLAN -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as the granting of additional purchase rights is anticipated. Compensation cost associated with the stock purchase plan is recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model with the following assumptions:

Expected dividend yield..............           0.00%
Expected volatility..................          42.10%
Risk free interest rate..............     5.19%-5.25%
Expected life of purchase rights.....       0.5 years

     The weighted average fair value of these purchase rights granted in 1998 was $5.37.

NON-EMPLOYEE DIRECTORS STOCK PLAN

     In March 1997, the Company's stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. The Directors' Plan provided for the automatic grant of options to purchase 10,000 shares to each non-employee director serving at the commencement of the IPO.

     Each non-employee director will be granted options to purchase 10,000 shares at the time of the initial election. In addition, each non-employee director is automatically granted options to purchase an additional 5,000 shares at each annual meeting of the stockholders that is more than two months after the date of the director's initial election. All options are granted with an exercise price equal to the fair market value at the date of grant and are immediately vested upon grant.

     Options have been granted to three current members of the board of directors to purchase 10,000 shares of Common Stock at the IPO price and each of these three directors received an option for 5,000 shares on the 1998 Annual Meeting date. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued.

12.  SIGNIFICANT VENDORS:

     Significant vendors are defined as those that account for greater than 10% of the Company's purchases. For the year ended December 31, 1998, there were no significant vendors. For the year ended

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1997, one vendor accounted for 10.5% of the Company's purchases. For the year ended December 31, 1996, there were no significant vendors.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the year ended December 31, 1998 is summarized as follows (in thousands, except per share data):

                                         MARCH        JUNE      SEPTEMBER      DECEMBER
                                        QUARTER     QUARTER      QUARTER       QUARTER
                                        --------    --------    ----------    ----------
Revenues.............................   $132,608    $194,350     $ 232,381     $ 294,622
Gross Profit.........................   $ 31,339    $ 47,704     $  57,073     $  70,333
Net income...........................   $  3,385    $  8,418     $  10,799     $  12,411
Earnings Share:
     Basic...........................   $   0.12    $   0.27     $    0.32     $    0.34
     Diluted.........................   $   0.11    $   0.26     $    0.31     $    0.33

     The quarterly information has been restated to include the results of the 1998 Pooled Companies.

     The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes in each quarter.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEMS 10 TO 13  INCLUSIVE

     These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Consolidated Financial Statements of the Company, which are included at Item 8 of this report.

               (2)  Exhibits.

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
           3.1      --    Second Amended and Restated Certificate of Incorporation of "the      3.1           333-24021
                          Registrant."
           3.2      --    Certificate of Amendment dated May 21, 1998                            3.2         Filed Herewith
           3.3      --    Bylaws of "the Registrant", as amended                               3.3         Filed Herewith
           4.1      --    Form of certificate evidencing ownership of Common Stock of "the      4.1           333-24021
                          Registrant".
          10.1      --    Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan               10.1           333-24021
          10.2      --    Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock          10.2           333-24021
                          Plan.
          10.3      --    Form of Employment Agreement between the Registrant and Fred M.       10.3           333-24021
                          Ferreira.
          10.4      --    Form of Employment Agreement between the Registrant and J. Gordon     10.4           333-24021
                          Beittenmiller.
          10.5      --    Form of Employment Agreement between the Registrant and William       10.5           333-24021
                          George, III.
          10.6      --    Form of Employment Agreement between the Registrant and Reagan S.     10.6           333-24021
                          Busbee.
          10.7      --    Form of Employment Agreement between the Registrant, Accurate Air     10.7           333-24021
                          Systems, Inc. and Thomas J. Beaty.
          10.8      --    Form of Employment Agreement between the Registrant, Atlas            10.8           333-24021
                          Comfort Services USA, Inc. and Brian S. Atlas.
          10.9      --    Form of Employment Agreement between the Registrant, Contract         10.9           333-24021
                          Service, Inc. and John C. Phillips.
          10.10     --    Form of Employment Agreement between the Registrant, Eastern         10.10           333-24021
                          Heating & Cooling, Inc. and Alfred J. Giardenelli, Jr.
          10.11     --    Form of Employment Agreement between the Registrant, Quality Air     10.11           333-24021
                          Heating & Cooling, Inc. and Robert J. Powers.
          10.12     --    Form of Employment Agreement between the Registrant, S. M.           10.12           333-24021
                          Lawrence Company, Inc. and Samuel M. Lawrence III.
          10.13     --    Form of Employment Agreement between the Registrant, Tech Heating    10.13           333-24021
                          and Air Conditioning, Inc. and Robert R. Cook.
          10.14     --    Form of Employment Agreement between the Registrant, Tri-City        10.14           333-24021
                          Mechanical, Inc. and Michael Nothum, Jr.
          10.15     --    Form of Employment Agreement between the Registrant, Western         10.15           333-24021
                          Building Services, Inc. and Charles W. Klapperich.
          10.16     --    Employment Agreement between the Registrant, F&G Mechanical                        February 1998
                          Corporation and Salvatore P. Giardina.                                                Form 8-K

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
          10.17     --    Employment Agreement between the Registrant, Shambaugh & Son,                      Filed Herewith
                          Inc. and Mark P. Shambaugh.

          10.18     --    Form of Agreement among certain stockholders.                        10.16           333-24021

          10.19     --    Lease between M & B Interests, Inc. and Atlas Air Conditioning       10.17           333-32595
                          Company, Inc. dated October 1, 1994.

          10.20     --    Lease between Thomas J. and Bonnie J. Beaty and Accurate Air         10.18           333-32595
                          Systems, Inc. dated July 1, 1997.

          10.21     --    Amended and Restated Agreement of Lease between Thomas J. and        10.19           333-32595
                          Bonnie J. Beaty and Accurate Air Systems, Inc. dated July 1,
                          1997.

          10.22     --    Lease between Nothum Development, L.L.C. and Tri-City Mechanical,    10.20           333-32595
                          Inc. dated July 1, 1997.

          10.23     --    Lease between Samuel Matthews Lawrence, Jr. and S.M. Lawrence        10.21           333-32595
                          Company, Incorporated dated November 1, 1996.

          10.24     --    Lease between K and P Warehouse #1 and Quality Trane Heating and     10.22           333-32595
                          Cooling, Inc. (n/k/a Quality Air Heating and Cooling, Inc.) dated
                          April 1, 1986, together with amendments thereto.

          10.25     --    Lease between J&J Investments and Contract Service, Inc. dated       10.23           333-32595
                          March 1, 1997.

          10.26     --    Lease by Tech Heating and Air Conditioning, Inc. dated April 2,      10.24           333-32595
                          1995 as amended by Amendment between Cook Properties, Inc. and
                          Tech Heating and Air Conditioning, Inc. on March 13, 1997.

          10.27     --    Third Amended and Restated Credit Agreement among the Company and    10.25          Filed Herewith
                          its subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein dated December 14, 1998.

          10.28     --    Lease dated June 30, 1994, between Salpat Realty and F&G             10.27         1997 Form 10-K
                          Mechanical Corp, together with lease modification agreements dated June 30, 1994 and February 12, 1998.

          10.28     --    Lease dated October 31, 1998, between Mark Shambaugh and                           Filed Herewith
                          Shambaugh & Sons, Inc. (Opportunity Drive)

          10.29     --    Lease dated October 31, 1998, between Mark Shambaugh and                           Filed Herewith
                          Shambaugh & Sons, Inc. (Di Salle Boulevard).

          10.30     --    Lease dated October 31, 1998, between Mark Shambaugh and                           Filed Herewith
                          Shambaugh & Sons, Inc. (Speedway Drive).

          10.31     --    Lease dated October 31, 1998, between Mark Shambaugh and                           Filed Herewith
                          Shambaugh & Sons, Inc. (South Bend).

          10.32     --    Lease dated October 31, 1998, between Mark Shambaugh and                           Filed Herewith
                          Shambaugh & Sons, Inc. (Lafayette).

          10.33     --    Promissory Note dated February 12, 1998 by Sorce Properties LLC      10.28         1997 Form 10-K
                          in favor of F&G Mechanical Corporation.

          10.34     --    Pledge Agreement dated February 12, 1998 by Salvatore Fichera and    10.29         1997 Form 10-K
                          Salvatore P. Giardina in favor of F&G Mechanical Corporation.

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
          10.35     --    Form of Indemnity Agreement entered into by the Company with each    10.26           333-32595
                          of the following persons: Fred M. Ferreira, J. Gordon
                          Beittenmiller, Reagan S. Busbee, William George, III, Steven S.
                          Harter, Robert J. Powers, Michael Nothum, Jr., Robert R. Cook,
                          Brian S. Atlas, Thomas J. Beaty, John C. Phillips, Samuel M.
                          Lawrence III, Alfred J. Giardenelli, Jr., Charles W. Klapperich,
                          Larry Martin and John Mercadante, Jr. on June 27, 1997.
          10.36     --    Indemnity Agreement between the Company and Notre Capital            10.27           333-32595
                          Ventures II, L.L.C.
          10.37     --    Comfort Systems USA, Inc. 1998 Employee Stock Purchase Plan.         10.28           333-338009
          10.38     --    Agreement Regarding Sale of Stock between Fred M. Ferreira an the     10.1       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.39     --    Agreement Regarding Sale of Stock between Steve S. Harter and the     10.2       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.40     --    Agreement Regarding Sale of Stock between J. Gordon Beittenmiller     10.3       Third Quarter 1997
                          and the Registrant dated October 31, 1997.                                           Form 10-Q
          10.41     --    Agreement Regarding Sale of Stock between Thomas J. Beaty and the     10.4       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.42     --    Agreement Regarding Sale of Stock between Brian S. Atlas and the      10.5       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.43     --    Agreement Regarding Sale of Stock between John C. Phillips and        10.6       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.44     --    Agreement Regarding Sale of Stock between Alfred J. Giardenelli,      10.7       Third Quarter 1997
                          Jr. and the Registrant dated October 31, 1997.                                       Form 10-Q
          10.45     --    Agreement Regarding Sale of Stock between Robert J. Powers and        10.8       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.46     --    Agreement Regarding Sale of Stock between Samuel M. Lawrence and      10.9       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.47     --    Agreement Regarding Sale of Stock between Michael Nothum, Jr. and    10.10       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.48     --    Agreement Regarding Sale of Stock between Bob R. Cook and the        10.11       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.49     --    Agreement Regarding Sale of Stock between Charles W. Klapperich      10.12       Third Quarter 1997
                          and the Registrant dated October 31, 1997.                                           Form 10-Q
          10.50     --    Agreement Regarding Sale of Stock between Reagan S. Busbee and       10.13       Third Quarter 1997
                          the Registrant dated October 1997.                                                   Form 10-Q
          10.51     --    Agreement Regarding Sale of Stock between William George and the     10.14       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.52     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.1           333-24021
                          by and among the Registrant, Accurate Acquisition Corp., Accurate
                          Air Systems, Inc. and the Stockholder named therein.
          10.53     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.2           333-24021
                          by and among the Registrant, Atlas Air Acquisition I Corp., Atlas
                          Comfort Services USA, Inc. and the Stockholders named therein.

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
          10.54     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.3           333-24021
                          by and among the Registrant, Contract Acquisition Corp., Contract
                          Service, Inc. and the Stockholders named therein.
          10.55     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.4           333-24021
                          by and among the Registrant, Eastern Acquisition Corp., Eastern
                          II Acquisition Corp., Eastern Heating & Cooling, Inc., Eastern
                          Refrigeration Co., Inc. and the Stockholder named therein.
          10.56     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.6           333-24021
                          by and among the Registrant, Quality Acquisition Corp., Quality
                          Air Heating & Cooling, Inc. and the Stockholder named therein.
          10.57     --    Agreement and Plan of Organization, dated as of March 18, 1997,        2.7           333-24021
                          by and among the Registrant, S.M. Lawrence Acquisition Corp.,
                          S.M. Lawrence II Acquisition Corp., S.M. Lawrence Company, Inc.,
                          Lawrence Service, Inc. and the Stockholders named therein.
          10.58     --    Agreement and Plan of Organization, dated as of March 18, 1997,       2.10           333-24021
                          by and among the Registrant, Tech I Acquisition Corp, Tech II
                          Acquisition Corp., Tech Heating and Air Conditioning, Inc., Tech
                          Mechanical, Inc. and the Stockholder named therein.
          10.59     --    Agreement and Plan of Organization, dated as of March 18, 1997,       2.11           333-24021
                          by and among the Registrant, Tri-City Acquisition Corp., Tri-City
                          Mechanical, Inc., and the Stockholder named therein.
          10.60     --    Agreement and Plan of Organization, dated as of March 18, 1997,       2.12           333-24021
                          by and among the Registrant, Western Building Acquisition Corp.,
                          Western Building Services, Inc., and the Stockholders named therein.
          10.61     --    Agreement and Plan of Merger dated February 12, 1998, by and           2.1         February 1998
                          among the Registrant, F&G Mechanical Corporation, Salvatore                           Form 8-K
                          Fichera and Salvatore P. Giardina.
          10.62     --    Agreement and Plan of Merger dated November 15, 1998, by and           2.1         November 1998
                          among the Registrant, Shambaugh & Son, Inc.                                           Form 8-K
          10.63     --    First Amendment to Credit Agreement among the Company and its                      Filed Herewith
                          subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein dated January 14, 1999.
          21.1      --    List of subsidiaries of Comfort Systems USA, Inc.                                  Filed Herewith
          23.1      --    Consent of Arthur Andersen L.L.P.                                                  Filed Herewith
          27.1      --    Financial Data Schedule                                                            Filed Herewith

(b)Reports on Form 8-K

     -- The Company filed a report on Form 8-K with the Securities and Exchange
        Commission on November 27, 1998. Under Item 2 of that report, the Company described its acquisition of Shambaugh & Son, Inc., a mechanical contractor engaged primarily in HVAC.

(c) Exhibits: as provided

(d) The following financial statements are filed as part of this report: as set forth in the Index to Financial Statements beginning on Page F-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.
                                          By: ___/s/__FRED M. FERREIRA__________
                                                     FRED M. FERREIRA
                                                 CHIEF EXECUTIVE OFFICER
                                          Date: _______March 26, 1999___________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                       TITLE                        DATE
-------------------------------------------------------------------------------------------   ---------------
                 /s/FRED M. FERREIRA                  Chairman of the Board, Chief            March 26, 1999
                   FRED M. FERREIRA                     Executive Officer and President
              /s/J. GORDON BEITTENMILLER              Executive Vice President, Chief         March 26, 1999
               J. GORDON BEITTENMILLER                  Financial Officer and Director
                                                        (PRINCIPAL ACCOUNTING OFFICER)
                /s/MICHAEL NOTHUM, JR.                Chief Operating Officer and Director    March 26, 1999
                 MICHAEL NOTHUM, JR.
                 /s/STEVEN S. HARTER                  Director                                March 26, 1999
                   STEVEN S. HARTER
                  /s/BRIAN S. ATLAS                   Director                                March 26, 1999
                    BRIAN S. ATLAS
                  /s/THOMAS J. BEATY                  Director                                March 26, 1999
                   THOMAS J. BEATY
                  /s/ROBERT R. COOK                   Director                                March 26, 1999
                    ROBERT R. COOK
            /s/ALFRED J. GIARDENELLI, JR.             Director                                March 26, 1999
              ALFRED J. GIARDENELLI, JR.
               /s/CHARLES W. KLAPPERICH               Director                                March 26, 1999
                CHARLES W. KLAPPERICH
              /s/SAMUEL M. LAWRENCE III               Director                                March 26, 1999
                SAMUEL M. LAWRENCE III

                      SIGNATURE                                       TITLE                        DATE
-------------------------------------------------------------------------------------------   ---------------
                   /s/LARRY MARTIN                    Director                                March 26, 1999
                     LARRY MARTIN
               /s/JOHN MERCADANTE, JR.                Director                                March 26, 1999
                 JOHN MERCADANTE, JR.
                 /s/JOHN C. PHILLIPS                  Director                                March 26, 1999
                   JOHN C. PHILLIPS
                 /s/ROBERT J. POWERS                  Director                                March 26, 1999
                   ROBERT J. POWERS
               /s/SALVATORE P. GIARDINA               Director                                March 26, 1999
                SALVATORE P. GIARDINA
                 /s/MARK P. SHAMBAUGH                 Director                                March 26, 1999
                  MARK P. SHAMBAUGH

                                       48