Form 10-Q
period 1999-03-31
COMFORT SYSTEMS USA INC
filed 1999-05-17
CIK 1035983

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares outstanding of the issuer's common stock, as of May 11, 1999, was 38,719,605.

                          COMFORT SYSTEMS USA, INC.
                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999


Part I - Financial Information
   Item 1 - Financial Statements
                                                                          PAGE
      COMFORT SYSTEMS USA, INC.
         Introduction to Financial Statements.............................  1
         Consolidated Balance Sheets......................................  2
         Consolidated Statements of Operations............................  3
         Consolidated Statements of Stockholders' Equity..................  4
         Consolidated Statements of Cash Flows............................  5
         Notes to Consolidated Financial Statements.......................  6
   Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 11

Part II - Other Information
   Item 1 - Legal Proceedings............................................. 15
   Item 2 - Recent Sales of Unregistered Securities....................... 15
   Item 6 - Exhibits and Reports on Form 8-K.............................. 15
   Item 9 - Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................ 15
   Signature.............................................................. 16

                          COMFORT SYSTEMS USA, INC.
                    PART I, ITEM 1 - FINANCIAL INFORMATION
                             GENERAL INFORMATION

                     INTRODUCTION TO FINANCIAL STATEMENTS

   Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company") is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

   On July 2, 1997, the Company completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in ten states. Subsequent to the IPO, and through March 31, 1999, the Company acquired 92 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). The companies acquired subsequent to the IPO added 96 operating locations in 20 additional states. These acquisitions included 18 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

   Historical interim period results are not necessarily indicative of future results because, among other things, these Acquired Companies were not under common control or management prior to their acquisition by the Company. The Company's results of operations historically have been subject to seasonal fluctuations. These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

                          COMFORT SYSTEMS USA, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       DECEMBER 31,   MARCH 31,
                                                                          1998          1999
                                                                       ------------   ---------
                                                                                     (UNAUDITED)
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $      6,985   $   3,773
   Accounts receivable .............................................        241,332     243,353
      Less - Allowance .............................................          4,758       4,973
                                                                       ------------   ---------
         Accounts receivable, net ..................................        236,574     238,380
   Other receivables ...............................................          2,733       3,605
   Inventories .....................................................         14,768      16,408
   Prepaid expenses and other ......................................         14,264      13,583
   Costs and estimated earnings in excess of billings ..............         37,228      42,747
                                                                       ------------   ---------
         Total current assets ......................................        312,552     318,496
PROPERTY AND EQUIPMENT, net ........................................         34,413      35,802
GOODWILL, less accumulated amortization of $8,983 and $11,767 ......        430,526     445,686
OTHER NONCURRENT ASSETS ............................................         11,802      12,482
                                                                       ------------   ---------
         Total assets ..............................................   $    789,293   $ 812,466
                                                                       ============   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ............................   $      1,568   $     271
   Current maturities of notes to affiliates and former owners .....          7,509       6,530
   Accounts payable ................................................         74,161      74,299
   Accrued compensation and benefits ...............................         25,869      22,775
   Billings in excess of costs and estimated earnings ..............         43,968      40,174
   Income taxes payable ............................................          1,299       3,472
   Other current liabilities .......................................         24,788      26,869
                                                                       ------------   ---------
         Total current liabilities .................................        179,162     174,390
DEFERRED INCOME TAXES ..............................................          1,124       1,144
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..........................        171,039     182,976
NOTES TO AFFILIATES AND FORMER OWNERS ..............................         56,330      61,802
OTHER LONG-TERM LIABILITIES ........................................          1,706       1,708
                                                                       ------------   ---------
         Total liabilities .........................................        409,361     422,020
COMMITMENTS AND CONTINGENCIES ......................................           --          --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par, 5,000,000 shares authorized, none
     issued and outstanding ........................................           --          --
   Common stock, $.01 par, 102,969,912 shares authorized, 38,141,180
     and 38,578,430 shares issued and outstanding, respectively ....            381         386
   Additional paid-in capital ......................................        333,978     337,923
   Retained earnings ...............................................         45,573      52,137
                                                                       ------------   ---------
         Total stockholders' equity ................................        379,932     390,446
                                                                       ------------   ---------
         Total liabilities and stockholders' equity ................   $    789,293   $ 812,466
                                                                       ============   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMFORT SYSTEMS USA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          1998          1999
                                                        ---------     ---------
REVENUES ...........................................    $ 132,608     $ 291,926
COST OF SERVICES ...................................      101,269       228,748
                                                        ---------     ---------
         Gross profit ..............................       31,339        63,178
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......       23,130        44,858
GOODWILL AND OTHER AMORTIZATION ....................        1,170         2,784
                                                        ---------     ---------
         Operating income ..........................        7,039        15,536
OTHER INCOME (EXPENSE):
   Interest income .................................          206           166
   Interest expense ................................         (805)       (4,187)
   Other ...........................................         (277)           42
                                                        ---------     ---------
         Other income (expense) ....................         (876)       (3,979)
                                                        ---------     ---------
INCOME BEFORE INCOME TAXES .........................        6,163        11,557
PROVISION FOR INCOME TAXES .........................        2,778         4,993
                                                        ---------     ---------

NET INCOME .........................................    $   3,385     $   6,564
                                                        =========     =========
NET INCOME PER SHARE:
   Basic ...........................................    $    0.12     $    0.17
                                                        =========     =========
   Diluted .........................................    $    0.11     $    0.17
                                                        =========     =========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
   Basic ...........................................       29,325        38,311
                                                        =========     =========
   Diluted .........................................       29,756        39,769
                                                        =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                  COMFORT SYSTEMS USA, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       COMMON STOCK         ADDITIONAL                     TOTAL
                                                                 -----------------------     PAID-IN     RETAINED      STOCKHOLDERS'
                                                                   SHARES       AMOUNT       CAPITAL     EARNINGS         EQUITY
                                                                 ----------   ----------   ----------   ----------    -------------
BALANCE AT DECEMBER 31, 1997 .................................   28,013,436   $      280   $  205,829   $   11,526    $     217,635
      Issuance of Common Stock:
            Proceeds of the Second Public Offering ...........      861,479            9       15,892         --             15,901
            Acquisition of Purchased Companies ...............    9,212,573           92      111,456         --            111,548
            Issuance of Employee Stock Purchase
                  Plan shares ................................       29,362         --            482         --                482
            Issuance of shares for options exercised .........       24,330         --            319         --                319
      S Corporation distributions made by certain
            Pooled Companies .................................         --           --           --           (966)            (966)
      Net income .............................................         --           --           --         35,013           35,013
                                                                 ----------   ----------   ----------   ----------    -------------
BALANCE AT DECEMBER 31, 1998 .................................   38,141,180          381      333,978       45,573          379,932
      Issuance of Common Stock:
            Acquisition of Purchased Companies
                 (unaudited) .................................      381,689            4        3,096         --              3,100
            Issuance of Employee Stock Purchase
                  Plan shares (unaudited) ....................       55,561            1          849         --                850
      Net income (unaudited) .................................         --           --           --          6,564            6,564
                                                                 ----------   ----------   ----------   ----------    -------------
BALANCE AT MARCH 31, 1999 (unaudited) ........................   38,578,430   $      386   $  337,923   $   52,137    $     390,446
                                                                 ==========   ==========   ==========   ==========    =============

                                         The accompanying notes are an integral part of
                                              these consolidated financial statements.


                          COMFORT SYSTEMS USA, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      1998        1999
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................   $  3,385    $  6,564
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities -
   Depreciation and amortization expense ........................      2,268       5,320
   Bad debt expense .............................................        153         158
   Deferred tax benefit .........................................       (802)       (584)
   Gain on sale of property and equipment .......................        (24)        (40)
   Changes in operating assets and liabilities, net of effects of acquisitions of Purchased Companies -
      (Increase) decrease in -
         Receivables, net .......................................     (2,540)        (95)
         Inventories ............................................        (57)     (1,468)
         Prepaid expenses and other current assets ..............       (331)        944
         Costs and estimated earnings in excess of billings .....     (2,090)     (5,335)
         Other noncurrent assets ................................       (312)       (652)
      Increase (decrease) in -
         Accounts payable and accrued liabilities ...............     (5,292)        532
         Billings in excess of costs and estimated earnings .....        553      (3,810)
   Other, net ...................................................       (961)        (73)
                                                                    --------    --------
      Net cash provided by (used in) operating activities .......     (6,050)      1,461
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................     (1,790)     (3,875)
   Proceeds from sales of property and equipment ................         94         319
   Cash paid for Purchased Companies, net of cash acquired ......    (15,449)     (9,775)
                                                                    --------    --------
      Net cash used in investing activities .....................    (17,145)    (13,331)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ...................................    (29,382)    (44,474)
   Borrowings of long-term debt .................................     41,736      52,282
   S Corporation distributions paid by certain Pooled Companies .       (137)       --
   Proceeds from issuance of common stock .......................       --           850
   Other ........................................................        144        --
                                                                    --------    --------
      Net cash provided by financing activities .................     12,361       8,658
                                                                    --------    --------
NET DECREASE IN CASH ............................................    (10,834)     (3,212)

CASH AND CASH EQUIVALENTS, beginning of period ..................     18,097       6,985
                                                                    --------    --------
CASH AND CASH EQUIVALENTS, end of period ........................   $  7,263    $  3,773
                                                                    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMFORT SYSTEMS USA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

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

   On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired twelve companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in ten states. Subsequent to the IPO, and through March 31, 1999, the Company acquired 92 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). Of these additional businesses acquired, 17 were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The companies acquired subsequent to the IPO added 96 operating locations in 20 additional states. These acquisitions included 18 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

   These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   There were no significant changes in the accounting policies of the Company during the periods presented. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

CASH FLOW INFORMATION

   Cash paid for interest for the three months ended March 31, 1998 and 1999 was approximately $0.3 million and $3.9 million, respectively. Cash paid for income taxes for the three months ended March 31, 1998 and 1999 was approximately $6.9 million and $2.9 million, respectively.

3.  BUSINESS COMBINATIONS:

POOLINGS

   During 1998, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 1,437,767 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests as described in Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998. These companies provide HVAC and related services.

   There were no acquisitions for the three months ended March 31, 1999 which were accounted for as poolings-of-interests.

PURCHASES

   During 1998, the Company acquired 52 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of Common Stock with a market value at the date of acquisition totaling $111.5 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes (collectively the "Notes"). The convertible notes are convertible at various dates in 1999, 2000, 2001, and 2002 and thereafter into 1,243,673, 1,699,729, 1,797,937, and 53,655 shares of Common Stock, respectively. Prior to 1998, convertible subordinated notes were issued to Purchased Companies and are convertible at various dates in 1999 and thereafter into 220,449 shares of Common Stock.

   For the three months ended March 31, 1999, Comfort Systems acquired 10 additional companies, which were accounted for as purchase transactions. These companies also provide HVAC and related services. The aggregate consideration paid in these transactions was approximately $9.9 million in cash, 381,689 shares of Common Stock with a market value at the date of acquisition totaling $5.6 million, approximately $2.2 million in the form of convertible subordinated notes and $3.3 million in the form of subordinated notes (collectively the "Notes"). The convertible notes are convertible at various dates in 2000 and 2001 into 91,868 shares of Common Stock and in 2002 into 76,562 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $17.9 million of goodwill related to the companies acquired during the first quarter of 1999.

   The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment.

   The unaudited pro forma data presented below consist of the income statement data presented in these consolidated financial statements plus income statement data for the Purchased Companies as if the acquisitions were effective on January 1, 1998 through the respective dates of acquisitions (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
     Revenues ............................................   $283,766   $293,001
     Net income ..........................................   $  7,467   $  6,411
     Net income per share - diluted ......................       0.20       0.16
     Shares used in computing net income per share - diluted $ 38,039   $ 39,994

   Pro forma adjustments included in the preceding table regarding the Acquired Companies primarily relate to (a) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Pooled Companies and Purchased Companies which the former owners agreed would take effect as of the acquisition date, (b) amortization of goodwill related to the Purchased Companies and (c) interest expense on borrowings of $11.0 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of each period presented. In addition, an incremental tax provision has been recorded as if all applicable Purchased Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

   The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

4.  LONG-TERM DEBT OBLIGATIONS:

   Long-term debt obligations consist of the following (in thousands):

                                                   DECEMBER 31,       MARCH 31,
                                                       1998             1999
                                                   ------------       --------
                                                                     (UNAUDITED)
Revolving credit facility .......................  $    170,700       $182,750
Notes to affiliates and former owners ...........        63,839         68,332
Other ...........................................         1,907            497
                                                   ------------       --------
Total debt ......................................       236,446        251,579
Less: current maturities ........................         9,077          6,801
                                                   ------------       --------
                                                   $    227,369       $244,778
                                                   ============       ========

REVOLVING CREDIT AGREEMENT

   In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. At that time, the Credit Facility provided the Company with an unsecured revolving line of credit of $75 million. The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility currently provides the Company with a revolving line of credit up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

   As of March 31, 1999, the Company had borrowed $182.8 million under the Credit Facility at an average interest rate of approximately 6.8% per annum for the first quarter of 1999. As of May 11, 1999, $194.7 million was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

   The Notes in the amount of $68.3 million, net of $2.6 million of repayments, referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. Of these Notes, $67.8 million bear interest, payable quarterly, at a weighted average interest rate of 5.42% and $64.5 million are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $25.78 per share. The remaining Notes in the amount of $0.5 million are non-interest bearing, and require principal payments in four equal annual installments beginning in 2000. The terms of the convertible subordinated notes require $6.5 million of principal payments in 1999, $10.9 million of principal payments in 2000, $43.5 million of principal payments in 2001, $3.2 million of principal payments in 2002 and $0.4 million of principal payments in 2003. The terms of the nonconvertible interest-bearing subordinated notes require $3.3 million of principal payments in 2002.

5.  COMMITMENTS AND CONTINGENCIES:

CLAIMS AND LAWSUITS

   The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to minimize financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.


6. STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

   During 1998, the Company increased the number of authorized shares of Common Stock to 102,969,912. On June 16, 1998, the Company completed a second public offering (the "Second Public Offering") of 400,000 shares of its Common Stock. The net proceeds from this offering of $7.6 million, after deducting underwriting commissions, were used to repay debt. On July 21, 1998, the underwriters exercised their overallotment option in connection with the Second Public Offering completed in June 1998. An additional 461,479 shares of Common Stock were sold and the net proceeds of $8.8 million, after deducting underwriting commissions, were used to repay debt.

RESTRICTED COMMON STOCK

   In March 1997, Notre Capital Ventures II, L.L.C. ("Notre") exchanged 2,742,912 shares of Common

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

   Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1,1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 1999, 306,724 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations previously required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in a similar manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after tax interest expense related to the assumed conversion of the convertible subordinated notes during the first three months of 1999 was $190,000. The effect of the assumed conversion of the convertible subordinated notes during the first three months of 1998 was antidilutive.

   The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ------------------
                                                                               1998        1999
                                                                              ------      ------
Shares issued in connection with the acquisitions of the Founding Companies    9,721       9,721
Shares sold pursuant to the IPO ...........................................    6,100       6,100
Shares held by Notre, management and consultants ..........................    4,240       4,240
Shares issued in connection with the acquisitions of the Pooled Companies .    5,946       5,946
Weighted average shares issued in connection with the underwriter's
   overallotment ..........................................................      915       1,376
Weighted average shares issued in connection with the acquisitions of the
   Purchased Companies ....................................................    2,403      10,437
Weighted average shares sold in the Second Public Offering ................     --           400
Weighted average portion of shares issued in connection with the Employee
   Stock Purchase Plan ....................................................     --            66
Weighted average portion of shares issued in connection with the exercise
of stock options ..........................................................     --            25
                                                                              ------      ------
Weighted average shares outstanding  - Basic ..............................   29,325      38,311
Weighted average portion of shares related to stock options
   under the treasury stock method ........................................      431         166
Weighted average shares related to the issuance of convertible notes ......     --         1,292
                                                                              ------      ------
Weighted average shares outstanding - Diluted .............................   29,756      39,769
                                                                              ======      ======

                         COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The following discussion should be read in conjunction with the consolidated historical and pro forma combined financial statements of the Company and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

   The Company is a leading national provider of comprehensive HVAC installation, maintenance, repair and replacement services. Founded in December 1996, the Company is consolidating the fragmented commercial and industrial HVAC markets and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

   On July 2, 1997, the Company completed the IPO and simultaneously acquired the twelve Founding Companies, which are engaged in providing HVAC services. Subsequent to the IPO, and through March 31, 1999, the Company acquired 92 additional HVAC and complementary businesses. Of these additional acquisitions, 17 acquisitions were accounted for as poolings-of-interests and the remaining 75 acquisitions were accounted for as purchases. The consolidated historical financial statements of the Company have been retroactively restated to give effect to the operations of the Pooled Companies.

   Historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The results of the Company have historically been subject to seasonal fluctuations. The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period. These historical statements of operations should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems, filed herewith, and the additional information and the respective financial statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

RESULTS OF OPERATIONS - HISTORICAL

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                      -----------------------------------------
                                                   (IN THOUSANDS)
                                             1998                   1999
                                      ------------------     ------------------
Revenues ..........................   $ 132,608    100.0%    $ 291,926    100.0%
Cost of services ..................     101,269     76.4       228,748     78.4
                                      ---------    -----     ---------    -----
Gross profit ......................      31,339     23.6        63,178     21.6
Selling, general and administrative
 expenses .........................      23,130     17.4        44,858     15.4
Goodwill amortization .............       1,170      0.9         2,784      1.0
                                      ---------    -----     ---------    -----
Operating income ..................       7,039      5.3        15,536      5.3
Other income (expense) ............        (876)    (0.7)       (3,979)    (1.4)
                                      ---------    -----     ---------    -----
Income before taxes ...............       6,163      4.6        11,557      4.0
Provision for income taxes ........       2,778     --           4,993     --
                                      ---------    -----     ---------    -----
Net income ........................   $   3,385      2.6%    $   6,564      2.2%
                                      =========    =====     =========    =====

      REVENUES - Revenues increased $159.3 million, or 120.1%, to $291.9 million for first quarter of 1999 compared to 1998. The increase in revenues was primarily due to the acquisition of Purchased Companies.

      GROSS PROFIT - Gross profit increased $31.8 million, or 101.6%, to $63.2 million for first quarter of 1999 compared to 1998. This increase was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 23.6% for the three months ended March 31, 1998 to 21.6% for the three months ended March 31, 1999. This decrease primarily resulted from the reclassification of certain costs from selling, general and administrative expenses to cost of services. These costs relate to activities that directly support project or service work. This reclassification better aligns the presentation of cost of services and selling, general and administrative expenses across all our acquired operations. Excluding the effect of this reclassification of approximately $5.8 million, gross profit as a percent of revenues was unchanged from the first quarter of 1998 at 23.6%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") - SG&A increased $21.7 million, or 93.9%, to $44.9 million for the first quarter of 1999 compared to 1998. Most of this increase was related to Purchased Companies acquired subsequent to first quarter 1998 along with corporate office and management expenses associated with the Company's establishment as a public company. As a percentage of revenues, selling, general and administrative expenses decreased from 17.4% for the three months ended March 31, 1998 to 15.4% for the three months ended March 31, 1999. This decrease is primarily attributable to the reclassification of costs as described above. Excluding the effect of this reclassification of approximately $5.8 million, SG&A expenses as a percent of revenues was unchanged from the first quarter of 1998 at 17.4%. SG&A for the first quarter of 1998 includes $0.4 million of salaries and benefits paid to the former owners of the Pooled Companies which the former owners contractually agreed would not continue following their acquisition by Comfort Systems.

      OPERATING INCOME - Operating income increased $8.5 million, or 120.7% to $15.5 million for the first quarter of 1999 compared to 1998 primarily due to the addition of Purchased Companies. As a percentage of revenues, operating income remained at 5.3% for the first quarter of 1998 and 1999.

      OTHER INCOME (EXPENSE) - Other expense, net, increased to $4.0 million for the first quarter of 1999 primarily due to the increase in interest expense related to the acquisition of Purchased Companies subsequent to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

      For the three months ended March 31, 1999, net cash provided by operating activities was $1.5 million primarily due to a decrease in prepaid expenses and other current assets of $0.9 million and an increase in accounts payable and accrued liabilities of $0.5 million. Cash used in operating activities for the three months ended March 31, 1998 was $6.1 million, primarily as a result of a decrease in accounts payable.

      Cash used in investing activities was $13.3 million for the three months ended March 31, 1999, primarily in connection with the acquisition of Purchased Companies for $9.8 million, net of cash acquired. Cash used in investing activities for the three months ended March 31, 1998 was $17.1 million, primarily for the acquisition of Purchased Companies.

      Cash provided by financing activities for the three months ended March 31, 1999 was $8.7 million and was primarily attributable to net borrowings of long-term debt of $7.8 million, which were primarily used to fund acquisitions. Net cash provided by financing activities for the three months ended March 31, 1998 was $12.4 million and was primarily attributable to net borrowings of long-term debt related to the acquisition of Purchased Companies.

      In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. At that time, the Credit Facility provided the Company with an unsecured revolving line of credit of $75 million. The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide for additional banks to lend to the Company under the Credit Facility. The Credit Facility currently provides the Company with a revolving line of credit up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

      As of March 31, 1999, the Company had borrowed $182.8 million under the Credit Facility at an average interest rate of approximately 6.8% per annum for the first quarter of 1999. As of May 11, 1999, $194.7 million was outstanding under this facility.

      The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will provide cash in excess of the Company's normal working capital and capital expenditure needs, debt service requirements and additional acquisition opportunities. Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities or increase its Credit Facility. There can be no assurance that the Company will secure such financing if and when it is needed, or that such financing will be available on terms that the Company deems acceptable.

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

SEASONALITY AND CYCLICALITY

      The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demands for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth calendar quarters.

      Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

                            COMFORT SYSTEMS USA, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

      During the three month period ended March 31, 1999, the Company issued 133,824 unregistered shares of its Common Stock in connection with the acquisition of two Purchased Companies. These shares were issued under the Securities Act in reliance on the exemption provided by Section 4(2), no public offering being involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

              27.1 - Financial Data Schedule. (Filed herewith)

      (b) Reports on Form 8-K

      The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 25, 1998. Under Item 2 of that report, the Company described its acquisition of Shambaugh and Son, Inc., a mechanical contractor engaged primarily in HVAC, electrical, plumbing and fire suppression services. On January 29, 1999, the Company filed an amendment to that report on Form 8-K/A, which supplemented the previous filing with the financial statements of the above-referenced acquired company and certain pro forma financial information.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  SIGNATURE

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          COMFORT SYSTEMS USA, INC.



                                          By: /s/ J. GORDON BEITTENMILLER
                                                  J. Gordon Beittenmiller
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Director



Dated:  May __, 1999