Form 10-Q
period 1999-06-30
COMFORT SYSTEMS USA INC
filed 1999-08-13
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

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

     The number of shares outstanding of the issuer's common stock, as of August 10, 1999, was 38,901,871.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                                                            PAGE
                                                                            ----
Part I -- Financial Information

     Item 1 -- Financial Statements

          COMFORT SYSTEMS USA, INC.

                Introduction to Financial Statements......................     1
                Consolidated Balance Sheets...............................     2
                Consolidated Statements of Operations.....................     3
                Consolidated Statements of Stockholders' Equity...........     4
                Consolidated Statements of Cash Flows.....................     5
                Notes to Consolidated Financial Statements................     6

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    12

Part II -- Other Information
     Item 1 -- Legal Proceedings..........................................    16
     Item 2 -- Recent Sales of Unregistered Securities....................    16
     Item 4 -- Submission of Matters to a Vote of Security Holders........    16
     Item 6 -- Exhibits and Reports on Form 8-K...........................    16
     Item 9 -- Changes and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    16

     Signature............................................................    17

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

     On July 2, 1997, the Company completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through June 30, 1999, the Company acquired 98 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). Of these additional businesses acquired, 17 were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The companies acquired subsequent to the IPO added 100 operating locations in 20 additional states. These acquisitions included 21 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

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

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        DECEMBER 31,        JUNE 30,
                                            1998              1999
                                        ------------      ------------
                                                          (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  6,985          $  4,406
     Accounts receivable.............      241,332           285,090
          Less -- Allowance..........        4,758             5,420
                                        ------------      ------------
               Accounts receivable,
                   net...............      236,574           279,670
     Other receivables...............        2,733             5,045
     Inventories.....................       14,768            17,821
     Prepaid expenses and other......       14,264            11,842
     Costs and estimated earnings in
      excess of billings.............       37,228            45,146
                                        ------------      ------------
               Total current
                   assets............      312,552           363,930
PROPERTY AND EQUIPMENT, net..........       34,413            38,747
GOODWILL, less accumulated
  amortization of $8,983 and
  $14,650............................      430,526           453,862
OTHER NONCURRENT ASSETS..............       11,802            11,794
                                        ------------      ------------
               Total assets..........     $789,293          $868,333
                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................     $  1,568          $    796
     Current maturities of notes to
      affiliates and former owners...        7,509            10,106
     Accounts payable................       74,161            89,101
     Accrued compensation and
      benefits.......................       25,869            24,692
     Billings in excess of costs and
      estimated earnings.............       43,968            45,235
     Income taxes payable............        1,299             3,266
     Other current liabilities.......       24,788            27,127
                                        ------------      ------------
               Total current
                   liabilities.......      179,162           200,323
DEFERRED INCOME TAXES................        1,124             1,387
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................      171,039           199,631
NOTES TO AFFILIATES AND FORMER
  OWNERS, NET OF CURRENT
  MATURITIES.........................       56,330            57,671
OTHER LONG-TERM LIABILITIES..........        1,706             1,691
                                        ------------      ------------
               Total liabilities.....      409,361           460,703
COMMITMENTS AND CONTINGENCIES........       --                --
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none issued and outstanding....       --                --
     Common stock, $.01 par,
      102,969,912 shares authorized,
      38,141,180 and 38,877,747
      shares issued and outstanding,
      respectively...................          381               389
     Additional paid-in capital......      333,978           340,459
     Retained earnings...............       45,573            66,782
                                        ------------      ------------
               Total stockholders'
                   equity............      379,932           407,630
                                        ------------      ------------
               Total liabilities and
                   stockholders'
                   equity............     $789,293          $868,333
                                        ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                       ----------------------  ----------------------
                                          1998        1999        1998        1999
                                       ----------  ----------  ----------  ----------
REVENUES.............................  $  194,350  $  341,493  $  326,958  $  633,419
COST OF SERVICES.....................     146,646     265,254     247,915     494,002
                                       ----------  ----------  ----------  ----------
          Gross profit...............      47,704      76,239      79,043     139,417
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      30,189      43,333      53,319      88,191
GOODWILL AND OTHER AMORTIZATION......       1,598       2,883       2,768       5,667
                                       ----------  ----------  ----------  ----------
          Operating income...........      15,917      30,023      22,956      45,559
OTHER INCOME (EXPENSE):
     Interest income.................         188         225         394         392
     Interest expense................      (1,611)     (4,628)     (2,416)     (8,816)
     Other...........................         389          61         112         103
                                       ----------  ----------  ----------  ----------
          Other income (expense).....      (1,034)     (4,342)     (1,910)     (8,321)
                                       ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                 14,883      25,681      21,046      37,238
PROVISION FOR INCOME TAXES...........       6,465      11,036       9,243      16,029
                                       ----------  ----------  ----------  ----------
NET INCOME...........................  $    8,418  $   14,645  $   11,803  $   21,209
                                       ==========  ==========  ==========  ==========
NET INCOME PER SHARE:
     Basic...........................  $     0.27  $     0.38  $     0.39  $     0.55
                                       ==========  ==========  ==========  ==========
     Diluted.........................  $     0.26  $     0.37  $     0.38  $     0.54
                                       ==========  ==========  ==========  ==========
SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
     Basic...........................      31,696      38,734      30,534      38,524
                                       ==========  ==========  ==========  ==========
     Diluted.........................      32,127      40,644      30,965      40,725
                                       ==========  ==========  ==========  ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK         ADDITIONAL                    TOTAL
                                       ---------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL      EARNINGS        EQUITY
                                       ------------   ------    ----------    ---------    ------------
BALANCE AT DECEMBER 31, 1997.........    28,013,436   $ 280      $ 205,829     $ 11,526      $217,635
  Issuance of Common Stock:
     Proceeds of the Second Public
       Offering......................       861,479       9         15,892       --            15,901
     Acquisition of Purchased
       Companies.....................     9,212,573      92        111,456       --           111,548
     Issuance of Employee Stock
       Purchase Plan shares..........        29,362    --              482       --               482
     Issuance of shares for options
       exercised.....................        24,330    --              319       --               319
  S Corporation distributions made by
     certain Pooled Companies........       --         --           --             (966)         (966)
  Net income.........................       --         --           --           35,013        35,013
                                       ------------   ------    ----------    ---------    ------------
BALANCE AT DECEMBER 31, 1998.........    38,141,180     381        333,978       45,573       379,932
  Issuance of Common Stock:
     Acquisition of Purchased
       Companies (unaudited).........       673,241       7          5,569       --             5,576
     Issuance of Employee Stock
       Purchase Plan shares
       (unaudited)...................        55,590       1            849       --               850
     Issuance of shares for options
       exercised (unaudited).........         7,736    --               63       --                63
  Net income (unaudited).............       --         --           --           21,209        21,209
                                       ------------   ------    ----------    ---------    ------------
BALANCE AT JUNE 30, 1999
  (unaudited)........................    38,877,747   $ 389      $ 340,459     $ 66,782      $407,630
                                       ============   ======    ==========    =========    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $   11,803  $   21,209
Adjustments to reconcile net income
  to net cash provided by
  (used in) operating activities --
     Depreciation and amortization
      expense........................       5,556      11,033
     Bad debt expense................         327         315
     Deferred tax benefit............        (439)       (542)
     Gain on sale of property and
      equipment......................         (81)       (190)
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of Purchased
      Companies --
         (Increase) decrease in --
               Receivables, net......     (21,515)    (32,480)
               Inventories...........        (991)     (2,219)
               Prepaid expenses and
                  other current
                  assets.............       3,976       2,508
               Costs and estimated
                  earnings in excess
                  of billings........      (4,774)     (6,375)
               Other noncurrent
                  assets.............        (623)      1,376
          Increase (decrease) in --
               Accounts payable and
                  accrued
                  liabilities........     (10,177)     10,647
               Billings in excess of
                  costs and estimated
                  earnings...........       2,334        (573)
               Other, net............         393        (188)
                                       ----------  ----------
          Net cash provided by (used
             in) operating
             activities..............     (14,211)      4,521
                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................      (4,156)     (7,692)
     Proceeds from sales of property
      and equipment..................         310         862
     Cash paid for Purchased
      Companies, net of cash
      acquired.......................     (44,746)    (17,202)
     Other...........................      --            (500)
                                       ----------  ----------
          Net cash used in investing
             activities..............     (48,592)    (24,532)
                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......     (53,421)   (100,063)
     Borrowings of long-term debt....      98,532     116,582
     S Corporation distributions paid
      by certain Pooled Companies....        (161)     --
     Proceeds from issuance of common
      stock..........................       7,612         913
     Other...........................         144      --
                                       ----------  ----------
          Net cash provided by
             financing activities....      52,706      17,432
                                       ----------  ----------
NET DECREASE IN CASH.................     (10,097)     (2,579)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      18,097       6,985
                                       ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    8,000  $    4,406
                                       ==========  ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

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

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through June 30, 1999, the Company acquired 98 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). Of these additional businesses acquired, 17 were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The companies acquired subsequent to the IPO added 100 operating locations in 20 additional states. These acquisitions included 21 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

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

CASH FLOW INFORMATION

     Cash paid for interest for the six months ended June 30, 1998 and 1999 was approximately $2.0 million and $7.3 million, respectively. Cash paid for income taxes for the six months ended June 30, 1998 and 1999 was approximately $11.4 million and $14.8 million, respectively.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS:

POOLINGS

     During 1998, the Company acquired all of the outstanding stock of three of the Pooled Companies in exchange for 1,437,767 shares of Common Stock. These acquisitions have been accounted for as poolings-of-interests as described in
Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1998. These companies provide HVAC and related services.

     There were no acquisitions for the six months ended June 30, 1999 which were accounted for as poolings-of-interests.

PURCHASES

     During 1998, the Company acquired 52 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of Common Stock with a market value at the date of acquisition totaling $111.5 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes (collectively the "Notes"). Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $19.5 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible notes are convertible at various dates in 1999, 2000, 2001, and 2002 into 333,157, 987,551, 1,284,098 and 53,655 shares of Common Stock, respectively. Prior to 1998, convertible subordinated notes were issued to certain Purchased Companies and are convertible at various dates in 1999 and 2000 into 121,413 shares of Common Stock.

     For the three months ended March 31, 1999, Comfort Systems acquired 10 additional companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was approximately $9.9 million in cash, 381,689 shares of Common Stock with a market value at the date of acquisition totaling $5.6 million, approximately $2.2 million in the form of convertible subordinated notes and $3.3 million in the form of subordinated notes. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $0.7 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible notes are convertible at various dates in 2000, 2001 and 2002 into 62,276 shares of Common Stock. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $17.9 million of goodwill related to the companies acquired during the first quarter of 1999.

     For the three months ended June 30, 1999, Comfort Systems acquired six additional companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was approximately $8.9 million in cash, 291,552 shares of Common Stock with a market value at the date of acquisition totaling $2.5 million and approximately $5.8 million in the form of subordinated notes. The allocation of the respective purchase prices to the assets assumed and liabilities acquired resulted in $13.2 million of goodwill related to the companies acquired during the second quarter of 1999.

     The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma data presented below consist of the income statement data presented in these consolidated financial statements plus income statement data for the Purchased Companies as if the acquisitions were effective on January 1, 1998 through the respective dates of acquisitions (in thousands, except per share data):

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
Revenues.............................  $  623,717  $  652,767
Net income...........................  $   18,609  $   20,642
Net income per share -- diluted......  $     0.48  $     0.50
Shares used in computing net income
per share -- diluted.................      38,730      41,063

     Pro forma adjustments included in the preceding table regarding the Acquired Companies primarily relate to (a) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Pooled Companies and Purchased Companies which the former owners agreed would take effect as of the acquisition date, (b) amortization of goodwill related to the Purchased Companies and (c) interest expense on borrowings of $11.8 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of each period presented. In addition, an incremental tax provision has been recorded as if all applicable Purchased Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

4.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                        DECEMBER 31,     JUNE 30,
                                            1998           1999
                                        -------------   ----------
                                                        (UNAUDITED)
Revolving credit facility............     $ 170,700     $  199,100
Notes to affiliates and former
  owners.............................        63,839         67,777
Other................................         1,907          1,327
                                        -------------   ----------
Total debt...........................       236,446        268,204
Less: current maturities.............         9,077         10,902
                                        -------------   ----------
                                          $ 227,369     $  257,302
                                        =============   ==========

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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As of June 30, 1999, the Company had borrowed $199.1 million under the Credit Facility at an average interest rate of approximately 6.9% per annum for the first six months of 1999. As of August 10, 1999, $203.0 million was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

     The Notes in the amount of $67.8 million, net of $8.9 million of repayments, referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. Of these Notes, $67.2 million bear interest, payable quarterly, at a weighted average interest rate of 5.13% and $36.1 million are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $24.33 per share. The remaining Notes in the amount of $0.6 million are non-interest bearing, and require $0.1 million of principal payments in 1999 with the remaining principal payments due in four equal annual installments beginning in 2000. The terms of the convertible subordinated notes require $0.2 million of principal payments in 1999, $3.2 million of principal payments in 2000, $30.4 million of principal payments in 2001, $1.9 million of principal payments in 2002 and $0.4 million of principal payments in 2003. The terms of the nonconvertible interest-bearing subordinated notes require $2.7 million of principal payments in 1999, $10.1 million of principal payments in 2000, $9.4 million of principal payments in 2001 and $8.9 million of principal payments in 2002.

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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESTRICTED COMMON STOCK

     In March 1997, Notre Capital Ventures II, L.L.C. ("Notre") exchanged 2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Voting Common Stock"). The holders of Restricted Voting Common Stock are entitled to elect one member of the Company's Board of Directors and 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 1999, 722,030 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations previously required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in a similar manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after tax interest expense related to the assumed conversion of the convertible subordinated notes during the three months and six months ended June 30, 1999 was $274,000 and $703,000, respectively. The effect of the assumed conversion of the convertible subordinated notes during the first six months of 1998 was antidilutive.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1998       1999       1998       1999
                                       ---------  ---------  ---------  ---------
Shares issued in connection with the
  acquisitions of the Founding
  Companies..........................      9,721      9,721      9,721      9,721
Shares sold pursuant to the IPO......      6,100      6,100      6,100      6,100
Shares held by Notre, management and
  consultants........................      4,240      4,240      4,240      4,240
Shares issued in connection with the
  acquisitions of the Pooled
  Companies..........................      5,946      5,946      5,946      5,946
Weighted average shares issued in
  connection with the underwriter's
  overallotment......................        915      1,376        915      1,376
Weighted average shares issued in
  connection with the acquisitions of
  the Purchased Companies............      4,722     10,840      3,586     10,640
Weighted average shares sold in the
  Second Public Offering.............         52        400         26        400
Weighted average portion of shares
  issued in connection with the
  Employee Stock Purchase Plan.......     --             85     --             76
Weighted average portion of shares
  issued in connection with the
  exercise of stock options..........     --             26     --             25
                                       ---------  ---------  ---------  ---------
Weighted average shares
  outstanding -- Basic...............     31,696     38,734     30,534     38,524
Weighted average portion of shares
  related to stock options under the
  treasury stock method..............        431        286        431        223
Weighted average shares related to
  the issuance of convertible
  notes..............................     --          1,624     --          1,978
                                       ---------  ---------  ---------  ---------
Weighted average shares
  outstanding -- Diluted.............     32,127     40,644     30,965     40,725
                                       =========  =========  =========  =========

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

     On July 2, 1997, the Company completed the IPO and simultaneously acquired the 12 Founding Companies, which are engaged in providing HVAC services. Subsequent to the IPO, and through June 30, 1999, the Company acquired 98 additional HVAC and complementary businesses. Of these additional businesses, 17 were accounted for as poolings-of-interests and the remaining businesses were accounted for as purchases. The consolidated historical financial statements of the Company have been retroactively restated to give effect to the operations of the Pooled Companies.

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

RESULTS OF OPERATIONS -- HISTORICAL (IN THOUSANDS)

                                                   THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                        JUNE 30,                                    JUNE 30,
                                       ------------------------------------------  ------------------------------------------
                                               1998                  1999                  1998                  1999
                                       --------------------  --------------------  --------------------  --------------------
Revenues.............................  $ 194,350      100.0% $ 341,493      100.0% $ 326,958      100.0% $ 633,419      100.0%
Cost of services.....................    146,646       75.5    265,254       77.7    247,915       75.8    494,002       78.0
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.........................     47,704       24.5     76,239       22.3     79,043       24.2    139,417       22.0
Selling, general and administrative
 expenses............................     30,189       15.5     43,333       12.7     53,319       16.3     88,191       13.9
Goodwill amortization................      1,598        0.8      2,883        0.8      2,768        0.8      5,667        0.9
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income.....................     15,917        8.2     30,023        8.8     22,956        7.0     45,559        7.2
Other income (expense)...............     (1,034)      (0.5)    (4,342)      (1.3)    (1,910)      (0.6)    (8,321)      (1.3)
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before taxes..................     14,883        7.7     25,681        7.5     21,046        6.4     37,238        5.9
Provision for income taxes...........      6,465     --         11,036     --          9,243     --         16,029     --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income...........................  $   8,418        4.3% $  14,645        4.3% $  11,803        3.6% $  21,209        3.3%
                                       =========  =========  =========  =========  =========  =========  =========  =========

     REVENUES -- Revenues increased $147.1 million, or 75.7%, to $341.5 million for the second quarter of 1999 and increased $306.5 million, or 93.7%, to $633.4 million for the first six months of 1999, compared to the same periods in 1998. The increase in revenues was primarily due to the acquisition of Purchased Companies.

     GROSS PROFIT -- Gross profit increased $28.5 million, or 59.8%, to $76.2 million for the second quarter of 1999 and increased $60.4 million, or 76.4%, to $139.4 million for the first six months of 1999, compared to the same periods in 1998. This increase was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 24.5% for the three months ended June 30, 1998 to 22.3% for the three months ended June 30, 1999 and from 24.2% for the first six months of 1998 to 22.0% for the first six months of 1999. This decrease primarily resulted from the reclassification of certain costs from selling, general and administrative expenses to cost of services. These costs relate to activities that directly support project or service work. This reclassification better aligns the presentation of cost of services and selling, general and administrative expenses across all of our acquired operations. Excluding the effect of this reclassification for the three months and six months ended June 30, 1999 of approximately $7.9 million and $13.7 million, respectively, gross profit as a percentage of revenues increased from 24.5% to 24.7% for the second quarter of 1999 and was unchanged from the first six months of 1998 at 24.2% for the first six months of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A increased $13.1 million, or 43.5%, to $43.3 million for the second quarter of 1999 and increased $34.9 million, or 65.4%, to $88.2 million for the first six months of 1999, compared to the same periods in 1998. Most of this increase was related to Purchased Companies acquired subsequent to second quarter 1998 along with an increase in corporate personnel and corporate office expenses commensurate with the increase in the number of Acquired Companies. As a percentage of revenues, selling, general and administrative expenses decreased from 15.5% for the three months ended June 30, 1998 to 12.7% for the three months ended June 30, 1999 and from 16.3% for the first six months of 1998 to 13.9% for the first six months of 1999. This decrease is primarily attributable to the reclassification of costs as described above. Excluding the effect of this reclassification for the three months and six months ended June 30, 1999 of approximately $7.9 million and $13.7 million, respectively, SG&A expenses as a percentage of revenues decreased from 15.5% to 15.0% for the second quarter of 1999 and decreased from 16.3% to 16.1% for the first six months of 1999. This decrease in SG&A as a percentage of revenues resulted from increased volume without a commensurate increase in overhead. SG&A for the second quarter of 1998 and the first six months of 1998 includes $1.1 million of salaries and benefits paid to the former owners of the Pooled Companies which the former owners contractually agreed would not continue following their acquisition by Comfort Systems.

     OPERATING INCOME -- Operating income increased $14.1 million, or 88.6%, to $30.0 million for the second quarter of 1999 and increased $22.6 million, or 98.5%, to $45.6 million for the first six months of

1999, compared to the same periods in 1998. This increase was primarily due to the addition of Purchased Companies. As a percentage of revenues, operating income increased from 8.2% for the three months ended June 30, 1998 to 8.8% for the three months ended June 30, 1999, and increased from 7.0% for the six months ended June 30, 1998 to 7.2% for the six months ended June 30, 1999. The increase in operating income as a percentage of revenues resulted from strong performance on projects in the industrial and process markets in the Midwest and San Diego, an improvement in pricing on multi-unit installation projects and synergies achieved between our western Michigan companies.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased to $4.3 million and $8.3 million for the three months and six months ended June 30, 1999 primarily due to the increase in interest expense related to the acquisition of Purchased Companies subsequent to the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the six months ended June 30, 1999, net cash provided by operating activities was $4.5 million primarily due to an increase in accounts payable and accrued liabilities of $10.6 million. Cash used in operating activities for the six months ended June 30, 1998 was $14.2 million, primarily as a result of a decrease in accounts payable and accrued liabilities and an increase in accounts receivable.

     Cash used in investing activities was $24.5 million for the six months ended June 30, 1999, primarily in connection with the acquisition of Purchased Companies for $17.2 million, net of cash acquired. Cash used in investing activities for the six months ended June 30, 1998 was $48.6 million, primarily for the acquisition of Purchased Companies.

     Cash provided by financing activities for the six months ended June 30, 1999 was $17.4 million and was primarily attributable to net borrowings of long-term debt of $16.5 million, which were primarily used to fund acquisitions. Net cash provided by financing activities for the six months ended June 30, 1998 was $52.7 million and was primarily attributable to net borrowings of long-term debt related to the acquisition of Purchased Companies.

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

     As of June 30, 1999, the Company had borrowed $199.1 million under the Credit Facility at an average interest rate of approximately 6.9% per annum for the first six months of 1999. As of August 10, 1999, $203.0 million was outstanding under this facility.

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

     The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of anticipated Year 2000 enhancements is approximately $800,000 and is being funded from operating cash flows. The majority of such costs is for the acquisition of hardware and software and will be capitalized. The remaining costs will be expensed as incurred and are not expected to have a material effect on the results of operations. The Company expects, but cannot be certain, that it will be substantially complete with Year 2000 enhancements for internal operating systems by November 1999.

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

                           COMFORT SYSTEMS USA, INC.
                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended June 30, 1999, the Company issued 122,539 unregistered shares of its Common Stock in connection with the acquisition of two Purchased Companies. These shares were issued under the Securities Act in reliance on the exemption provided by Section 4(2), no public offering being involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Houston, Texas on May 20, 1999. The following sets forth matters submitted to a vote of the stockholders:

     (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated April 27, 1999, for terms expiring at the 2002 annual stockholders' meeting or until their successors have been elected and qualified -- Class II Directors:
          Thomas J. Beaty, J. Gordon Beittenmiller, Larry Martin, Michael Nothum, Jr. and John C. Phillips.

          Every director was elected by more than a majority of the outstanding shares of Common Stock of the Company. Mr. Beaty had 24,680,160 shares voted in favor, with 65,407 shares withheld, Mr. Martin had 24,565,938 shares voted in favor, with 179,638 shares withheld, and each of the remaining directors had 24,680,253 shares voted in favor, with 65,323 shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 -- Financial Data Schedule. (Filed herewith)

     (b)  Reports on Form 8-K

          None.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          COMFORT SYSTEMS USA, INC.

                                          By:/s/ J. GORDON BEITTENMILLER
                                                 J. GORDON BEITTENMILLER
                                               EXECUTIVE VICE PRESIDENT, CHIEF
                                               FINANCIAL OFFICER AND DIRECTOR

Dated:  August 13, 1999