Form 10-Q
period 1999-09-30
COMFORT SYSTEMS USA INC
filed 1999-11-12
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     The number of shares outstanding of the issuer's common stock, as of November 10, 1999, was 37,813,537.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                    PAGE
                                                                    ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC.
                Introduction to Financial Statements............      1
                Consolidated Balance Sheets................           2
                Consolidated Statements of Operations............     3
                Consolidated Statements of Stockholders' Equity..     4
                Consolidated Statements of Cash Flows............     5
                Notes to Consolidated Financial Statements.......     6

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............    12

Part II -- Other Information
     Item 1 -- Legal Proceedings.................................    17
     Item 2 -- Recent Sales of Unregistered Securities...........    17
     Item 6 -- Exhibits and Reports on Form 8-K..................    17
     Item 9 -- Changes and Disagreements with Accountants
               on Accounting and Financial Disclosure............    17
     Signature...................................................    18

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

     On July 2, 1997, the Company completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through September 30, 1999, the Company acquired 104 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). Of these additional businesses acquired, 17 were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The companies acquired subsequent to the IPO added 105 operating locations in 21 additional states. These acquisitions included 25 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

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

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        DECEMBER 31,    SEPTEMBER 30,
                                            1998            1999
                                        ------------    -------------
                                                         (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  6,985        $   7,602
     Accounts receivable.............      241,332          301,924
          Less -- Allowance..........        4,758            5,562
                                        ------------    -------------
               Accounts receivable,
                   net...............      236,574          296,362
     Other receivables...............        2,733            5,892
     Inventories.....................       14,768           18,953
     Prepaid expenses and other......       14,264           20,013
     Costs and estimated earnings in
      excess of billings.............       37,228           56,372
                                        ------------    -------------
               Total current
                   assets............      312,552          405,194
PROPERTY AND EQUIPMENT, net..........       34,413           40,224
GOODWILL, less accumulated
  amortization of $8,983 and
  $17,595............................      430,526          471,052
OTHER NONCURRENT ASSETS..............       11,802           11,788
                                        ------------    -------------
               Total assets..........     $789,293        $ 928,258
                                        ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................     $  1,568        $   4,785
     Current maturities of notes to
      affiliates and former owners...        7,509           21,299
     Accounts payable................       74,161           88,837
     Accrued compensation and
      benefits.......................       25,869           31,290
     Billings in excess of costs and
      estimated earnings.............       43,968           46,986
     Income taxes payable............        1,299            6,034
     Other current liabilities.......       24,788           26,897
                                        ------------    -------------
               Total current
                   liabilities.......      179,162          226,128
DEFERRED INCOME TAXES................        1,124            1,761
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................      171,039          220,075
NOTES TO AFFILIATES AND FORMER
  OWNERS, NET OF
  CURRENT MATURITIES.................       56,330           55,915
OTHER LONG-TERM LIABILITIES..........        1,706            1,695
                                        ------------    -------------
               Total liabilities.....      409,361          505,574
COMMITMENTS AND CONTINGENCIES........       --              --
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none
       issued and outstanding........       --              --
     Common stock, $.01 par,
      102,969,912 shares authorized,
      38,141,180
       and 39,251,677 shares issued
      and outstanding,
      respectively...................          381              393
     Additional paid-in capital......      333,978          342,641
     Retained earnings...............       45,573           79,650
                                        ------------    -------------
               Total stockholders'
                   equity............      379,932          422,684
                                        ------------    -------------
               Total liabilities and
                   stockholders'
                   equity............     $789,293        $ 928,258
                                        ============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                       ----------------------  ------------------------
                                          1998        1999        1998         1999
                                       ----------  ----------  ----------  ------------
REVENUES.............................  $  232,381  $  374,815  $  559,339  $  1,008,234
COST OF SERVICES.....................     175,308     298,480     423,223       792,482
                                       ----------  ----------  ----------  ------------
          Gross profit...............      57,073      76,335     136,116       215,752
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      34,405      45,793      87,609       133,984
GOODWILL AND OTHER AMORTIZATION......       1,854       2,983       4,642         8,650
                                       ----------  ----------  ----------  ------------
          Operating income...........      20,814      27,559      43,865        73,118
OTHER INCOME (EXPENSE):
     Interest income.................         233         209         625           598
     Interest expense................      (1,941)     (5,265)     (4,356)      (14,078)
     Other...........................         137          89         156           192
                                       ----------  ----------  ----------  ------------
          Other income (expense).....      (1,571)     (4,967)     (3,575)      (13,288)
                                       ----------  ----------  ----------  ------------
INCOME BEFORE INCOME TAXES...........      19,243      22,592      40,290        59,830
PROVISION FOR INCOME TAXES...........       8,444       9,724      17,687        25,753
                                       ----------  ----------  ----------  ------------
NET INCOME...........................  $   10,799  $   12,868  $   22,603  $     34,077
                                       ==========  ==========  ==========  ============
NET INCOME PER SHARE:
     Basic...........................  $     0.32  $     0.33  $     0.71  $       0.88
                                       ==========  ==========  ==========  ============
     Diluted.........................  $     0.31  $     0.33  $     0.70  $       0.86
                                       ==========  ==========  ==========  ============
SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
     Basic...........................      33,964      39,060      31,689        38,705
                                       ==========  ==========  ==========  ============
     Diluted.........................      34,454      39,531      32,179        40,335
                                       ==========  ==========  ==========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK         ADDITIONAL                    TOTAL
                                       ---------------------     PAID-IN      RETAINED    STOCKHOLDERS'
                                          SHARES      AMOUNT     CAPITAL      EARNINGS        EQUITY
                                       ------------   ------    ----------    --------    --------------
BALANCE AT DECEMBER 31, 1997.........    28,013,436   $ 280      $ 205,829    $ 11,526       $217,635
  Issuance of Common Stock:
     Proceeds of the Second Public
       Offering......................       861,479       9         15,892       --            15,901
     Acquisition of Purchased
       Companies.....................     9,212,573      92        111,456       --           111,548
     Issuance of Employee Stock
       Purchase Plan shares..........        29,362    --              482       --               482
     Issuance of shares for options
       exercised.....................        24,330    --              319       --               319
   S Corporation distributions made
     by certain Pooled Companies.....       --         --           --            (966)          (966)
   Net income........................       --         --           --          35,013         35,013
                                       ------------   ------    ----------    --------    --------------
BALANCE AT DECEMBER 31, 1998.........    38,141,180     381        333,978      45,573        379,932
  Issuance of Common Stock:
     Acquisition of Purchased
       Companies (unaudited).........       951,297      10          6,407       --             6,417
     Issuance of Employee Stock
       Purchase Plan shares
       (unaudited)...................       142,276       2          2,036       --             2,038
     Issuance of shares for options
       exercised (unaudited).........        16,924    --              220       --               220
  Net income (unaudited).............       --         --           --          34,077         34,077
                                       ------------   ------    ----------    --------    --------------
BALANCE AT SEPTEMBER 30, 1999
  (unaudited)........................    39,251,677   $ 393      $ 342,641    $ 79,650       $422,684
                                       ============   ======    ==========    ========    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                       ------------------------
                                          1998         1999
                                       ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $   22,603  $     34,077
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities --
     Depreciation and amortization
      expense........................       9,219        16,955
     Bad debt expense................         384           656
     Deferred tax benefit............        (118)         (639)
     Gain on sale of property and
      equipment......................        (158)         (280)
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of Purchased
      Companies --
          (Increase) decrease in --
               Receivables, net......     (39,302)      (46,153)
               Inventories...........      (1,420)       (3,032)
               Prepaid expenses and
                   other current
                   assets............      (6,744)          (41)
               Costs and estimated
                   earnings in excess
                   of billings.......      (4,241)      (17,294)
               Other noncurrent
                   assets............         499         1,076
          Increase (decrease) in --
               Accounts payable and
                   accrued
                   liabilities.......      (3,642)       16,875
               Billings in excess of
                   costs and
                   estimated
                   earnings..........       4,299         1,074
               Other, net............      (1,262)       (1,001)
                                       ----------  ------------
          Net cash provided by (used
             in) operating
             activities..............     (19,883)        2,273
                                       ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................      (7,069)      (11,360)
     Proceeds from sales of property
      and equipment..................         699         1,020
     Cash paid for Purchased
      Companies, net of cash
      acquired.......................     (62,683)      (27,448)
     Other...........................      --              (500)
                                       ----------  ------------
          Net cash used in investing
             activities..............     (69,053)      (38,288)
                                       ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......     (63,185)     (154,486)
     Borrowings of long-term debt....     127,928       188,860
     S Corporation distributions paid
      by certain Pooled Companies....        (821)      --
     Proceeds from issuance of common
      stock..........................      16,604         2,258
                                       ----------  ------------
          Net cash provided by
             financing activities....      80,526        36,632
                                       ----------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      (8,410)          617
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      18,097         6,985
                                       ----------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    9,687  $      7,602
                                       ==========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through September 30, 1999, the Company acquired 104 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). Of these additional businesses acquired, 17 were accounted for as poolings-of-interests (the "Pooled Companies"). The remaining businesses acquired were accounted for as purchases (the "Purchased Companies"). The companies acquired subsequent to the IPO added 105 operating locations in 21 additional states. These acquisitions included 25 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

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

CASH FLOW INFORMATION

     Cash paid for interest for the nine months ended September 30, 1998 and 1999 was approximately $3.7 million and $12.0 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1998 and 1999 was approximately $21.2 million and $23.0 million, respectively.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 -- (CONTINUED)

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

     There were no acquisitions for the nine months ended September 30, 1999 which were accounted for as poolings-of-interests.

PURCHASES

     During 1998, the Company acquired 52 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of Common Stock with a market value at the date of acquisition totaling $111.5 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes (collectively the "Notes"). Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $49.3 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible subordinated notes are convertible at various dates in 1999 and 2000 into 28,965 and 53,655 shares of Common Stock, respectively. Prior to 1998, convertible subordinated notes were issued to certain Purchased Companies and are convertible at various dates in 1999 into 121,413 shares of Common Stock.

     For the nine months ended September 30, 1999, Comfort Systems acquired 22 additional companies, which were accounted for as purchase transactions. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was approximately $33.6 million in cash, 1,027,248 shares of Common Stock with a market value at the date of acquisition totaling $7.5 million, approximately $2.2 million in the form of convertible subordinated notes and $18.9 million in the form of subordinated notes. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $0.7 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible subordinated notes are convertible at various dates in 2000 into 62,276 shares of Common Stock. The allocation of the respective purchase prices to the assets acquired and liabilities assumed resulted in $51.8 million of goodwill related to the companies acquired during the first nine months of 1999.

     The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 -- (CONTINUED)

     The unaudited pro forma data presented below consist of the income statement data presented in these consolidated financial statements plus income statement data for the Purchased Companies as if the acquisitions were effective on January 1, 1998 through the respective dates of acquisitions (in thousands, except per share data):

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                       ------------------------
                                          1998         1999
                                       ----------  ------------
Revenues.............................  $  986,035  $  1,049,570
Net income...........................  $   31,332  $     34,366
Net income per share -- diluted......  $     0.80  $       0.86
Shares used in computing net income
per share -- diluted.................      38,953        40,797

     Pro forma adjustments included in the preceding table regarding the Acquired Companies primarily relate to (a) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Pooled Companies and Purchased Companies which the former owners agreed would take effect as of the acquisition date, (b) elimination of merger costs in connection with the acquisition of the Pooled Companies, (c) amortization of goodwill related to the Purchased Companies, (d) interest expense on borrowings of $11.8 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of each period presented,
(e) interest expense on borrowings of $116.4 million related to the purchase price of the Purchased Companies acquired during 1998 and the first nine months of 1999 and (f) interest expense related to $57.1 million of subordinated notes issued in connection with the acquisition of certain Acquired Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

4.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                        DECEMBER 31,     SEPTEMBER 30,
                                            1998              1999
                                        -------------    --------------
                                                          (UNAUDITED)
Revolving credit facility............     $ 170,700         $219,900
Notes to affiliates and former
  owners.............................        63,839           77,214
Other................................         1,907            4,960
                                        -------------    --------------
Total debt...........................       236,446          302,074
Less: current maturities.............         9,077           26,084
                                        -------------    --------------
                                          $ 227,369         $275,990
                                        =============    ==============

REVOLVING CREDIT AGREEMENT

     In July 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility was amended and restated in September 1997 primarily to provide for additional banks to lend to the Company under the Credit Facility. At that time, the Credit Facility provided the Company with an unsecured revolving line of credit of $75 million. The Credit Facility was further amended in April 1998 and again in December 1998 in order to increase borrowing capacity and to provide

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 -- (CONTINUED)
for additional banks to lend to the Company under the Credit Facility. The Credit Facility currently provides the Company with a revolving line of credit up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

     As of September 30, 1999, the Company had borrowed $219.9 million under the Credit Facility at an average interest rate of approximately 7.0% per annum for the first nine months of 1999. As of November 10, 1999, $229.1 million was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

     The Notes in the amount of $77.2 million, net of $9.4 million of repayments, referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. Of these Notes, $76.7 million bear interest, payable quarterly, at a weighted average interest rate of 5.84% and $6.3 million are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $23.78 per share. The remaining Notes in the amount of $0.5 million are non-interest bearing with the remaining principal payments due in four equal annual installments beginning in 2000. The terms of the convertible subordinated notes require $0.2 million of principal payments in 1999, $3.2 million of principal payments in 2000, $0.6 million of principal payments in 2001, $1.9 million of principal payments in 2002 and $0.4 million of principal payments in 2003. The terms of the nonconvertible interest-bearing subordinated notes require $2.3 million of principal payments in 1999, $20.1 million of principal payments in 2000, $29.2 million of principal payments in 2001 and $18.8 million of principal payments in 2002.

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

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 -- (CONTINUED)

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1,1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 1999, 736,335 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 2.3 million shares of Common Stock at prices ranging from $15.375 to $21.438 per share and options to purchase 2.0 million shares of Common Stock at prices ranging from $15.875 to $21.438 per share were outstanding for the three months and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the respective average market price of the Common Stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after tax interest expense related to the assumed conversion of the convertible subordinated notes during the three months and nine months ended September 30, 1999 was $52,000 and $757,000, respectively. The effect of the assumed conversion of the convertible subordinated notes during the first nine months of 1998 was antidilutive.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 -- (CONTINUED)

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  --------------------
                                         1998       1999       1998       1999
                                       ---------  ---------  ---------  ---------
Shares issued in connection with the
  acquisitions of the Founding
  Companies..........................      9,721      9,721      9,721      9,721
Shares sold pursuant to the IPO......      6,100      6,100      6,100      6,100
Shares held by Notre, management and
  consultants........................      4,240      4,240      4,240      4,240
Shares issued in connection with the
  acquisitions of the Pooled
  Companies..........................      5,946      5,946      5,946      5,946
Weighted average shares issued in
  connection with the underwriter's
  overallotment......................      1,276      1,376      1,037      1,376
Weighted average shares issued in
  connection with the acquisitions of
  the Purchased Companies............      6,245     11,098      4,482     10,794
Weighted average shares sold in the
  Second Public Offering.............        400        400        152        400
Weighted average portion of shares
  issued in connection
  with the Employee Stock Purchase
  Plan...............................         20        142          6         98
Weighted average portion of shares
  issued in connection
  with the exercise of stock
  options............................         16         37          5         30
                                       ---------  ---------  ---------  ---------
Weighted average shares
  outstanding -- Basic...............     33,964     39,060     31,689     38,705
Weighted average portion of shares
  related to stock
  options under the treasury stock
  method.............................        490        202        490        228
Weighted average shares related to
  the issuance of
  convertible notes..................     --            269     --          1,402
                                       ---------  ---------  ---------  ---------
Weighted average shares
  outstanding -- Diluted.............     34,454     39,531     32,179     40,335
                                       =========  =========  =========  =========

7.  SUBSEQUENT EVENTS:

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4 million shares of its Common Stock. As of November 10, 1999, the Company has purchased approximately 1.5 million shares at a cost of approximately $10.5 million.

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

     On July 2, 1997, the Company completed the IPO and simultaneously acquired the 12 Founding Companies, which are engaged in providing HVAC services. Subsequent to the IPO, and through September 30, 1999, the Company acquired 104 additional HVAC and complementary businesses. Of these additional businesses, 17 were accounted for as poolings-of-interests and the remaining businesses were accounted for as purchases. The consolidated historical financial statements of the Company have been retroactively restated to give effect to the operations of the Pooled Companies.

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

RESULTS OF OPERATIONS -- HISTORICAL (IN THOUSANDS)

                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                SEPTEMBER 30,
                                       ------------------------------------------  --------------------------------------------
                                               1998                  1999                  1998                   1999
                                       --------------------  --------------------  --------------------  ----------------------
Revenues.............................  $ 232,381      100.0% $ 374,815      100.0% $ 559,339      100.0% $ 1,008,234      100.0%
Cost of services.....................    175,308       75.4    298,480       79.6    423,223       75.7      792,482       78.6
                                       ---------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Gross profit.........................     57,073       24.6     76,335       20.4    136,116       24.3      215,752       21.4
Selling, general and administrative
  expenses...........................     34,405       14.8     45,793       12.2     87,609       15.7      133,984       13.3
Goodwill amortization................      1,854        0.8      2,983        0.8      4,642        0.8        8,650        0.9
                                       ---------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Operating income.....................     20,814        9.0     27,559        7.4     43,865        7.8       73,118        7.3
Other income (expense)...............     (1,571)      (0.7)    (4,967)      (1.3)    (3,575)      (0.6)     (13,288)      (1.3)
                                       ---------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Income before taxes..................     19,243        8.3     22,592        6.0     40,290        7.2       59,830        5.9
Provision for income taxes...........      8,444     --          9,724     --         17,687     --           25,753     --
                                       ---------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Net income...........................  $  10,799        4.6% $  12,868        3.4% $  22,603        4.0% $    34,077        3.4%
                                       =========  =========  =========  =========  =========  =========  ===========  =========

     REVENUES -- Revenues increased $142.4 million, or 61.3%, to $374.8 million for the third quarter of 1999 and increased $448.9 million, or 80.3%, to $1.0 billion for the first nine months of 1999, compared to the same periods in 1998. The increase in revenues was primarily due to the acquisition of Purchased Companies; however, the Company has experienced a decline in internal revenue growth from previous periods. The Company believes that this is primarily attributable to a slowing in the growth of the construction industry due to shortages in both labor and specialty building materials, which in turn impacted HVAC installations.

     GROSS PROFIT -- Gross profit increased $19.3 million, or 33.7%, to $76.3 million for the third quarter of 1999 and increased $79.6 million, or 58.5%, to $215.8 million for the first nine months of 1999, compared to the same periods in 1998. This increase was primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 24.6% for the three months ended September 30, 1998 to 20.4% for the three months ended September 30, 1999 and from 24.3% for the first nine months of 1998 to 21.4% for the first nine months of 1999. This decrease primarily resulted from the reclassification of certain costs from selling, general and administrative expenses to cost of services. These costs relate to activities that directly support project or service work. This reclassification better aligns the presentation of cost of services and selling, general and administrative expenses across all of our acquired operations. Excluding the effect of this reclassification for the three months and nine months ended September 30, 1999 of approximately $7.3 million and $21.0 million, respectively, gross profit as a percentage of revenues decreased from 24.6% for the third quarter of 1998 to 22.3% for the third quarter of 1999 and decreased from 24.3% for the first nine months of 1998 to 23.5% for the first nine months of 1999. This decrease in gross profit as a percentage of revenues resulted from lower internal revenue growth as a result of construction industry capacity issues as discussed above. In addition, there has been a shift in the mix of installation projects to higher labor-intensive projects with lower gross profit percentages, pricing competition in certain markets and execution shortfalls and inefficiencies as the Company sought stronger revenue growth levels. Hurricane Floyd also affected results as a number of the Company's eastern seaboard locations saw temporary halts in activity in connection with the storm.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A increased $11.4 million, or 33.1%, to $45.8 million for the third quarter of 1999 and increased $46.4 million, or 52.9%, to $134.0 million for the first nine months of 1999, compared to the same periods in 1998. Most of this increase was related to Purchased Companies acquired subsequent to third quarter 1998 along with an increase in corporate personnel and corporate office expenses commensurate with the increase in the number of Acquired Companies. As a percentage of revenues, selling, general and administrative expenses decreased from 14.8% for the three months ended September 30, 1998 to 12.2% for the three months ended September 30, 1999 and from 15.7% for the first nine months of 1998 to 13.3% for the first nine months of 1999. This decrease is primarily attributable to the reclassification of costs as described above. Excluding the effect of this reclassification for the three months and nine months ended September 30, 1999 of approximately $7.3 million and $21.0 million, respectively, SG&A expenses as a percentage of revenues decreased from 14.8% for the third quarter of 1998 to 14.2% for the third quarter of 1999 and decreased from 15.7% for the first nine months of 1998 to 15.4% for the first nine months of 1999. This decrease in SG&A as a percentage of revenues resulted from increased volume without a commensurate increase in overhead even though the Company experienced higher medical costs as a result of initiating a national health insurance program. SG&A for the third quarter of 1998 and the first nine months of 1998 includes $0.7 million and $1.8 million, respectively, of salaries and benefits paid to the former owners of the Pooled Companies which the former owners contractually agreed would not continue following their acquisition by Comfort Systems.

     OPERATING INCOME -- Operating income increased $6.7 million, or 32.4%, to $27.6 million for the third quarter of 1999 and increased $29.3 million, or 66.7%, to $73.1 million for the first nine months of 1999, compared to the same periods in 1998. This increase was primarily due to the addition of Purchased Companies. As a percentage of revenues, operating income decreased from 9.0% for the three months ended September 30, 1998 to 7.4% for the three months ended September 30, 1999, and decreased from 7.8% for the nine months ended September 30, 1998 to 7.3% for the nine months ended September 30, 1999. The decrease in operating income as a percentage of revenues resulted from issues discussed above.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased to $5.0 million and $13.3 million for the three months and nine months ended September 30, 1999 primarily due to the increase in interest expense related to the acquisition of Purchased Companies subsequent to the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the nine months ended September 30, 1999, net cash provided by operating activities was $2.3 million which reflects a typical increase in working capital investment in the second and third calendar quarters as a result of higher activity levels on a seasonal basis. This is an increase of $22.2 million over the comparable period of the prior year when cash used in operating activities was $19.9 million primarily as a result of a decrease in accounts payable and accrued liabilities and an increase in accounts receivable.

     Cash used in investing activities was $38.3 million for the nine months ended September 30, 1999, primarily in connection with the acquisition of Purchased Companies for $27.4 million, net of cash acquired. Cash used in investing activities for the nine months ended September 30, 1998 was $69.1 million, primarily for the acquisition of Purchased Companies.

     Cash provided by financing activities for the nine months ended September 30, 1999 was $36.6 million and was primarily attributable to net borrowings of long-term debt of $34.4 million, which were primarily used to fund acquisitions. Net cash provided by financing activities for the nine months ended September 30, 1998 was $80.5 million and was primarily attributable to net borrowings of long-term debt related to the acquisition of Purchased Companies.

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

     As of September 30, 1999, the Company had borrowed $219.9 million under the Credit Facility at an average interest rate of approximately 7.0% per annum for the first nine months of 1999. As of November 10, 1999, $229.1 million was outstanding under this facility.

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4 million shares of its Common Stock. As of November 10, 1999, the Company has purchased approximately 1.5 million shares at a cost of approximately $10.5 million.

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

     Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly on the Company. If the Company's vendors or suppliers of the Company's necessary dispatching, power, telecommunications, transportation and financial services fail to provide the Company with equipment and service, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations could be materially adversely affected. The Company is completing its assessment of the potential effect on the Company with respect to customers and suppliers with Year 2000 issues and does not currently expect a material effect on the Company's financial condition or results of operations at this time.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended September 30, 1999, the Company did not issue any unregistered shares of its Common Stock in connection with acquisitions.

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

Dated:  November 12, 1999