Form 10-K
period 1999-12-31
COMFORT SYSTEMS USA INC
filed 2000-03-16
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2000, the aggregate market value of the 28,777,072 shares of the registrant's common stock held by non-affiliates of the registrant was $226,619,442 based on the $7.875 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

     As of March 13, 2000, 37,450,576 shares of the registrant's common stock were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1999.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, risks associated with fluctuations in operating results because of acquisitions and changes in economic factors that reduce demand for Company services, difficulty in maintaining key personnel, changes in government regulations, competition, and risks entailed in the operations and growth of the newly acquired businesses. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

     Comfort Systems USA(Registered Trademark), Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is composed of companies within the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 97% of the Company's consolidated 1999 revenues were derived from commercial and industrial customers with approximately 60% of the revenues attributable to installation services and 40% attributable to maintenance, repair and replacement services.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through December 31, 1999, the Company acquired 107 HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). The companies acquired subsequent to the IPO added 108 operating locations in 21 additional states. These acquisitions included 26 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

INDUSTRY OVERVIEW

     The HVAC industry as a whole is estimated to generate annual revenues in excess of $75 billion, over $40 billion of which is in the commercial and industrial markets. HVAC systems are a necessity in virtually all commercial and industrial buildings as well as homes. Because most commercial buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Older commercial and industrial facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. In many instances, the replacement of an aging system with a modern, energy-efficient system will significantly reduce a building's operating costs while also improving air quality and the effectiveness of the HVAC system. These factors cause many facility owners to consider early replacement of older systems.

     Growth in the HVAC industry is positively affected by a number of factors, particularly (i) the aging of the installed base, (ii) the increasing efficiency, sophistication and complexity of HVAC systems, (iii) the increasing opportunities associated with utility deregulation and (iv) the increasing standards relating to indoor air quality, and the reduction or elimination of the refrigerants commonly used in older HVAC systems. These factors are expected to increase demand for the reconfiguration or replacement of existing HVAC systems. The Company believes that these factors may also mitigate to some extent the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

     The HVAC industry can be broadly divided into installation services and maintenance, repair and replacement services.

     INSTALLATION SERVICES. Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms which specialize in "design and build" projects generally have specially-trained
HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms utilize a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where a third party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." The Company believes that "plan and spec" projects usually take longer to complete than "design and build" projects because the preparation of the system design by a third party and resulting bid process may often take months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and any changes must be approved by other parties, thereby increasing overall project time and cost. Approximately 60% of the Company's consolidated 1999 revenues related to installation services and the majority of the revenues from installation projects was performed on a "design and build/negotiated" basis.

     MAINTENANCE, REPAIR AND REPLACEMENT SERVICES. These services include the maintenance, repair, replacement, reconfiguration and monitoring of previously installed HVAC systems and controls. The growth and aging of the installed base of HVAC systems and the increasing demand for more efficient, sophisticated and complex systems and controls have fueled growth in this service line. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, increasing restrictions are being placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction. Approximately 40% of the Company's consolidated 1999 revenues related to maintenance, repair and replacement services.

STRATEGY

     The Company has implemented an operating strategy that emphasizes strengthening operating competencies and continued internal growth.

     OPERATING STRATEGY. The key elements of the Company's operating strategy are:

          FOCUS ON COMMERCIAL AND INDUSTRIAL MARKETS. The Company primarily focuses on the commercial and industrial markets with particular emphasis on "design and build" installation services and maintenance, repair and replacement services. The Company believes that the commercial and industrial HVAC markets are attractive because of their growth opportunities, diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 97% of the Company's consolidated 1999 revenues were derived from commercial and industrial customers.

          ACHIEVE EXCELLENCE IN CORE COMPETENCIES. The Company has identified six core competencies, which it believes are critical to attracting and retaining customers, increasing revenue and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and intimacy, (ii) design and build expertise, (iii) estimating, (iv) job costing and job measurements, (v) safety and (vi) service capability.

          ACHIEVE OPERATING EFFICIENCIES. The Company believes there are opportunities to achieve operating efficiencies and cost savings through purchasing economies, the adoption of "best practices" operating programs and a focus on job management to deliver services in a cost-effective and efficient manner. The Company has begun and will continue to use its growing purchasing power to gain volume discounts on products and services such as HVAC components, raw materials, service vehicles, advertising, bonding, insurance and benefits.

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

     GROWTH. A key component of the Company's strategy is to nurture growth at the Company's subsidiaries. The key elements of the Company's internal growth strategy are:

          EXPAND NATIONAL SERVICE CAPABILITIES. The Company believes that significant demand exists from large regional and national companies to utilize the services of a single HVAC service company capable of providing commercial and industrial services on a regional or national basis. The Company has significantly increased its ability to handle multi-location service opportunities by internally developing a National Service Organization to facilitate these activities and through the acquisition of Outbound Services in November 1999. Outbound Services is an Internet based technology platform and call center designed to manage HVAC and related service along with the information needs of multi-location customers including asset data management, warranty tracking capability, real-time status of services performed and automated invoicing.

          EXPAND ALLIANCES WITH ENERGY PROVIDERS. The Company believes that there is significant potential for mutually beneficial relationships with companies that market energy and energy services. The Company is currently working with several companies in the utility industry through cooperative marketing of the Company's services and is seeking to provide utilities the opportunity to profit and to benefit from the Company's own customer relationships. The Company believes it can expand these relationships as it gains experience with successful programs and as its geographic presence increases.

          CAPITALIZE ON SPECIALIZED TECHNICAL AND MARKETING STRENGTHS. The Company believes it will be able to continue to expand the services it offers in its markets by leveraging the specialized technical and marketing strengths of individual companies. The Company also believes its geographical coverage will enable it to serve existing customers' needs in new regions that may have been beyond the service area of the Company's operations that originated the existing customer relationship.

          ENTER NEW GEOGRAPHIC MARKETS. From time to time, the Company expects to opportunistically target leading local or regional companies providing HVAC and related services with a solid customer base, technical skills and infrastructure. The Company seeks businesses that are located in attractive markets, have a significant service and replacement component, are financially stable, are experienced in the industry and have a strong management team. The Company also enters new markets from time to time by opening new or branch offices, particularly where the Company has established customer opportunities.

OPERATIONS SERVICES PROVIDED

     The Company provides a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial and industrial properties. The Company manages its locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. The Company has centralized certain administrative functions such as insurance, employee benefits, safety programs and cash management to enable the management of its locations to focus on pursuing new business opportunities and improving operating efficiencies. The Company is centralizing training programs, project financing programs, national sales and purchasing programs and joint marketing programs.

     INSTALLATION SERVICES. The Company's installation business, which comprised approximately 60% of the Company's 1999 consolidated revenues, involves the design, engineering, integration, installation and start-up of HVAC and related systems. The commercial and industrial installation services performed by the Company consist of "design and build" and under some circumstances, "plan and spec" services for manufacturing plants, office buildings, retail centers, apartment complexes, health care, education and government facilities and other commercial and industrial facilities. In a "design and build" project, the customer typically has an overall design for the facility prepared by an architect or a consulting engineer who then enlists the Company's engineering personnel to prepare a specific design for the HVAC system. The Company determines the needed capacity, energy efficiency and type of controls that best suit the proposed facility. The Company's engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system. In "plan and spec" installation the Company participates in a bid process to provide labor, materials and installation based on plans and engineering provided by a customer or a general contractor.

     Once an agreement has been reached, the Company orders the necessary materials and equipment for delivery to meet the project schedule. In most instances, the Company fabricates in its own facilities, the ductwork and piping and assembles certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. The Company installs the system at the project site, working closely with the general contractor. Most commercial and industrial installation projects last from two weeks to one year and generate revenues from $50,000 to $3,000,000 per project. These projects are generally billed periodically as costs are incurred and, in most cases, with retainage of up to 10% held back until completion and successful start-up of the HVAC system.

     The Company also installs process cooling systems, building automation controls and monitoring systems and industrial process piping. Process cooling systems are utilized primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can be programmed to integrate energy management, security, fire, card key access, lighting and overall facility monitoring. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system will communicate an exception when an operating system is operating outside pre-established parameters. Diagnosis of potential problems can be performed from the computer terminal which often can remotely adjust the control system. Industrial process piping is utilized in manufacturing facilities to convey required raw material, support utilities and finished products.

     MAINTENANCE, REPAIR AND REPLACEMENT SERVICES. The Company's maintenance, repair and replacement services comprised approximately 40% of the Company's 1999 consolidated revenues, and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Over two-thirds of the Company's maintenance, repair and replacement revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often utilizes consultative expertise similar to that provided in the "design and build" installation market. The Company believes that the reconfiguration of an existing system results in a more cost-effective, energy-efficient system that better meets the specific needs of the building owner. The reconfiguration also enables the Company to utilize its design and engineering personnel as well as its sheet metal and pre-fabrication facilities.

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

SOURCES OF SUPPLY

     The raw materials and components used by the Company include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by York Heating and Air Conditioning Corporation ("York"), Carrier Corporation and Trane Air Conditioning Company. The major suppliers of building automation control systems are Honeywell Inc., Johnson Controls Inc., York, Automated Logic, Novar and Andover Control Corporation. The Company does not have any significant contracts guaranteeing the Company a supply of raw materials or components.

SALES AND MARKETING

     The Company has a diverse customer base, with no single customer accounting for more than 2% of consolidated 1999 revenues. Management and a dedicated sales force have been responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. The Company intends to continue its emphasis on developing and maintaining long-term relationships with its customers by providing superior, high-quality service in a professional manner. Moreover, the dedicated sales force receives technical and sales training to enhance the comprehensive selling skills necessary to serve the HVAC needs of their customers.

     The Company has a national sales team to capitalize on cross-marketing and business development opportunities that management believes are available to the Company as a regional or national provider of comprehensive commercial and industrial HVAC and related services. Management believes that it can increasingly leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets.

EMPLOYEES

     As of December 31, 1999, the Company had 10,853 employees, including 593 management personnel, 8,829 engineers, service and installation technicians, 313 sales personnel and 1,118 administrative personnel. As it executes its growth strategy, the Company expects the number of employees to increase. Certain of the Company's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 2,690 employees. The Company has not experienced any significant strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good.

RECRUITING, TRAINING AND SAFETY

     The Company's continued future success will depend, in part, on its ability to continue to attract, retain and motivate qualified service technicians, field supervisors and project managers. The Company believes that its success in retaining qualified employees will be based on the quality of its recruiting, training, compensation, employee benefits programs and opportunities for advancement. The Company has a national recruiting network and also recruits via the internet and at local technical schools and community colleges where students focus on learning basic industry skills. Additionally, Comfort Systems provides on-the-job training, technical training, apprenticeship programs, attractive benefit packages, steady employment and career advancement opportunities within the Company.

     The Company is working to establish "best practices" safety programs throughout its operations to ensure that all technicians comply with safety standards established by the Company and federal, state and local laws and regulations. Additionally, the Company has implemented a "best practices" safety program throughout its operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. The Company's employment screening process seeks to determine that prospective employees have the requisite skills, sufficient background references and acceptable driving records, if applicable.

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company maintains liability insurance for bodily injury, third party property damage and workers' compensation which it considers sufficient to insure against these risks, subject to self-insured amounts.

     The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in its consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

COMPETITION

     The HVAC industry is highly competitive. The Company believes that purchasing decisions in the commercial and industrial markets are based on (i) long-term customer relationships, (ii) quality, timeliness and reliability of services provided, (iii) competitive price, (iv) range of services provided and
(v) scale of operation. The Company's strategy of focusing on both the highly consultative "design and build" installation market and the maintenance, repair and replacement market promotes the development and strengthening of long-term customer relationships. In addition, the Company's ability to provide multi-location coverage, project financing and specialized technical skills for facilities owners gives it a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

     Many of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are also public companies, divisions of utility companies and equipment manufacturers that are focused on providing HVAC services in some of the same service lines provided by the Company. Certain of the Company's competitors and potential competitors may have greater financial resources than the Company to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations.

FACILITIES AND VEHICLES

     The Company leases the majority of its facilities. In most instances these leases are with the former owners who are now employed by the Company. Leased premises range in size from 1,500 square feet to over 100,000 square feet. The Company believes that its facilities are sufficient for its current needs.

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

     Many state and local regulations governing the HVAC services trades require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of the Company's service technicians who work in the state or county that issued the permit or license. The Company is implementing a policy to ensure that, where possible, any such permits or licenses that may be material to the Company's operations in a particular geographic region are held by at least two Company employees within that region.

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

EXECUTIVE OFFICERS

     The Company has five executive officers.

     Fred M. Ferreira, age 57, has served as Chairman of the Board, Chief Executive Officer and President of Comfort Systems since January 1997. Mr. Ferreira was responsible for introducing the consolidation opportunity in the commercial and industrial HVAC industry to Notre Capital Ventures II, L.L.C. ("Notre") and was primarily responsible for the organization of the Company. From 1995 through 1996, Mr. Ferreira was a private investor. He served as Chief Operating Officer and a director of Allwaste, Inc., a publicly-traded environmental services company ("Allwaste"), from 1994 to 1995, and was President of Allwaste Environmental Services, Inc., the largest division of Allwaste, from 1991 to 1994. From 1989 to 1990, Mr. Ferreira served as President of Allied Waste Industries, Inc., an environmental services company. Prior to that time, Mr. Ferreira served as Vice President -- Southern District and in various other positions with Waste Management, Inc., an environmental services company.

     J. Gordon Beittenmiller, age 41, has served as Executive Vice President, Chief Financial Officer and a director of Comfort Systems since May 1998, and was Senior Vice President, Chief Financial Officer and a director of Comfort Systems from February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc. ("Keystone"), a publicly-traded manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice
President -- Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

     Gary E. Hess, age 52, has served as Chief Operating Officer and Executive Vice President of Comfort Systems since June 1999 and prior to this he was the Senior Vice President -- Operations from February 1999 to May 1999. In March 2000, the Board of Directors unanimously elected Mr. Hess as a director of Comfort Systems. He served Comfort Systems as director of its Northeast region from August 1998 to January 1999. Prior to that, he was employed by Hess Mechanical Corporation, a wholly owned subsidiary of the Company, since 1980, serving as Chairman and Chief Executive Officer. Mr. Hess was President of Associated Builders and Contractors during 1996 and was selected as their 1997 Contractor of the Year. He is a decorated Vietnam veteran.

     Reagan S. Busbee, age 36, has served as Senior Vice President of Comfort Systems since January 1997. From 1992 through 1996, Mr. Busbee served as Vice President of Chas. P. Young Co., a financial printer and a wholly-owned subsidiary of Consolidated Graphics Inc., a publicly-traded consolidator of the printing industry. From August 1986 to May 1992, he held various positions and was a Certified Public Accountant with Arthur Andersen LLP.

     William George, III, age 35, has served as Senior Vice President, General Counsel and Secretary of Comfort Systems since May 1998, and was Vice President, General Counsel and Secretary of Comfort Systems from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly traded consolidator of the healthcare transportation industry. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

ITEM 2.  PROPERTIES

     Most of the Company's subsidiaries lease the real property and buildings from which they operate. The Company's facilities consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms the Company believes to be commercially reasonable. Certain of these facilities are leased from related parties. In order to maximize available capital, the Company generally intends to continue to lease the majority of its properties. The Company believes that its facilities are adequate for its current needs.

     The Company leases its executive and administrative offices in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, will have a material adverse effect on the Company's consolidated operating results or financial condition.

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

                                          HIGH        LOW
                                       ----------  ----------
First Quarter, 1998..................  $    22.25  $   18.125
Second Quarter, 1998.................  $    24.75  $   19.125
Third Quarter, 1998..................  $   26.625  $    15.25
Fourth Quarter, 1998.................  $    20.50  $  14.1875
First Quarter, 1999..................  $    18.50  $   11.375
Second Quarter, 1999.................  $  18.5625  $   13.125
Third Quarter, 1999..................  $   18.625  $    11.25
Fourth Quarter, 1999.................  $    12.00  $   6.4375
January 1 - March 13, 2000...........  $    9.375  $     6.75

     As of March 13, 2000, there were approximately 1,458 stockholders of record of the Company's Common Stock, and the last reported sale price on that date was $7.875 per share.

     The Company has never declared or paid a dividend on its Common Stock. The Company currently expects to retain future earnings in order to repay debt, repurchase shares of the Company's Common Stock and finance growth and, consequently, does not intend to declare any dividend on the Common Stock for the foreseeable future. In addition, the Company's revolving credit agreement restricts the ability of the Company to pay dividends without the lenders' consent. The Company's Restricted Voting Common Stock converts to Common Stock upon sale and under certain other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, the Company issued a total of 256,363 unregistered shares of its Common Stock in connection with the acquisition of four HVAC businesses, none of which was material. In each case, the shares were issued without registration under the Securities Act in reliance on the exemption provided by
Section 4(2), no public offering being involved.

ITEM 6.  SELECTED FINANCIAL DATA

     Comfort Systems acquired the 12 Founding Companies in connection with the IPO on July 2, 1997. Subsequent to the IPO and through December 31, 1999, the Company completed 107 acquisitions, 17 of which were accounted for as poolings-of-interests (the "Pooled Companies") and 90 of which were accounted for as purchases (the "Purchased Companies"). The following selected historical financial data has been derived from the audited financial statements of the Company for each of the four years ended December 31, 1996, 1997, 1998, and 1999. The remaining selected historical financial data of the Company has been derived from unaudited financial statements of the Company. These unaudited financial statements have been prepared on the same basis as the audited financial statements of the Company, and in the opinion of the Company, reflect all adjustments necessary for a fair presentation of that historical information. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the historical Consolidated Financial Statements and related notes.

                                                         YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                          1995        1996        1997        1998         1999
                                       ----------  ----------  ----------  ----------  ------------
                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
     Revenues........................  $  126,794  $  161,419  $  297,646  $  853,961  $  1,370,035
     Operating income................  $    4,011  $    6,575  $    5,699  $   68,497  $     93,204
     Net income (loss)...............  $    3,137  $    4,589  $   (2,064) $   35,013  $     42,322

BALANCE SHEET DATA:
     Working capital.................  $   10,110  $   13,971  $   63,137  $  133,390  $    172,566
     Total assets....................  $   42,035  $   50,366  $  308,779  $  789,293  $    943,272
     Total debt, including current
       portion.......................  $    9,076  $    8,376  $   24,726  $  236,446  $    305,833
     Stockholders' equity............  $   10,731  $   15,429  $  217,635  $  379,932  $    418,965

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

     Comfort Systems was founded in December 1996 to become a leading national provider of HVAC services, primarily focusing on commercial and industrial markets. On July 2, 1997, Comfort Systems completed the IPO and simultaneously acquired the 12 Founding Companies, which are engaged in providing HVAC services. Subsequent to the IPO, and through December 31, 1999, the Company acquired 107 additional HVAC and complementary businesses. Of these additional acquisitions, 17 acquisitions were accounted for as poolings-of-interests and are referred to herein as the Pooled Companies, and the remaining 90 acquisitions were accounted for as purchases and are referred to herein as the Purchased Companies. The consolidated historical financial statements of the Company have been retroactively restated to give effect to the operations of 15 of the Pooled Companies. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented.

     Historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition. The results of the Company have historically been subject to seasonal fluctuations. The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period. These historical statements of operations should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems, filed herewith.

  RESULTS OF OPERATIONS -- HISTORICAL

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

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                               1997                   1998                    1999
                                       ---------------------  ---------------------  -----------------------
                                                                  (IN THOUSANDS)
Revenues.............................  $  297,646      100.0% $  853,961      100.0% $  1,370,035      100.0%
Cost of services.....................     220,419       74.1     647,512       75.8     1,077,329       78.6
                                       ----------  ---------  ----------  ---------  ------------  ---------
Gross profit.........................      77,227       25.9     206,449       24.2       292,706       21.4
Selling, general and administrative
  expenses...........................      69,677       23.4     130,820       15.3       187,771       13.7
Goodwill amortization................       1,851        0.6       7,132        0.8        11,731        0.9
                                       ----------  ---------  ----------  ---------  ------------  ---------
Operating income.....................       5,699        1.9      68,497        8.1        93,204        6.8
Other income (expense)...............        (161)    --          (6,435)      (0.8)      (19,144)      (1.4)
                                       ----------  ---------  ----------  ---------  ------------  ---------
Income before taxes..................       5,538        1.9      62,062        7.3        74,060        5.4
Provision for income taxes...........       7,602     --          27,049     --            31,738     --
                                       ----------  ---------  ----------  ---------  ------------  ---------
Net income (loss)....................  $   (2,064)      (0.7)% $   35,013       4.1% $     42,322        3.1%
                                       ==========  =========  ==========  =========  ============  =========

  1999 COMPARED TO 1998

     REVENUES -- Revenues increased $516.1 million, or 60.4%, to $1.4 billion in 1999 compared to 1998. The increase in revenues over the prior year is primarily due to the acquisition of Purchased Companies in 1998 and 1999, however, the Company has experienced lower internal revenue growth in the latter part of fiscal 1999 as compared to previous periods. The Company believes that this is primarily attributable to a slowing in the growth of the construction industry due to shortages in both labor and specialty building materials, which in turn impacted HVAC installations.

     GROSS PROFIT -- Gross profit increased $86.3 million, or 41.8%, to $292.7 million in 1999 compared to 1998. The increase in gross profit is primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 24.2% in 1998 to 21.4% in 1999. This decrease primarily resulted from the change in classification of certain costs from selling, general and administrative expenses to cost of services. These costs relate to activities that directly support project or service work. Management believes this revised presentation better aligns the presentation of cost of services and selling, general and administrative expenses across all of our acquired operations. Excluding the effect of this change in classification for 1999 of approximately $37.2 million, gross profit as a percentage of revenues remained relatively unchanged at 24.1% in 1999 versus 24.2% in 1998. During 1999, the Company experienced increased gross profit margins from strong performances in commercial and industrial markets in the Northeast, Phoenix and Orlando as well as operating synergies achieved between its western Michigan companies. However, in the latter part of fiscal 1999 the Company has experienced lower internal revenue growth as a result of construction industry capacity issues as discussed above. In addition, there has been a shift in the mix of installation projects to higher labor-intensive projects with lower gross profit percentages, pricing competition in certain markets and execution shortfalls and inefficiencies as the Company sought stronger revenue growth levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A increased $57.0 million, or 43.5%, to $187.8 million in 1999 compared to 1998. Most of this increase was related to Purchased Companies along with an increase in corporate personnel and corporate office expenses commensurate with the increase in the number of Acquired Companies. As a percentage of revenues, selling, general and administrative expenses decreased from 15.3% in 1998 to 13.7% in 1999. This decrease is primarily attributable to the change in classification of certain costs as described above. Excluding the effect of this change in classification for 1999 of approximately $37.2 million, SG&A expenses as a percentage of revenues increased from 15.3% for 1998 to 16.4% for 1999. This increase in SG&A as a percentage of revenues resulted primarily from lower internal revenue growth as discussed above and increased healthcare costs under the Company's self-insured medical plan. SG&A for 1998 includes $1.8 million of salaries and benefits paid to the former owners of the Pooled Companies which the former owners contractually agreed would not continue following their acquisition by Comfort Systems.

     OPERATING INCOME -- Operating income increased $24.7 million, or 36.1%, to $93.2 million in 1999 compared to 1998 primarily due to the addition of Purchased Companies. As a percentage of revenues, operating income decreased from 8.1% in 1998 to 6.8% in 1999. The decrease in operating income as a percentage of revenues resulted from issues discussed above.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased $12.7 million, or 197.5%, to $19.1 million in 1999 compared to 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies.

  1998 COMPARED TO 1997

     REVENUES -- Revenues increased $556.3 million, or 186.9%, to $854.0 million in 1998 compared to 1997. The increase in revenues over the prior year was primarily due to the acquisition of the Founding Companies and Purchased Companies coupled with broad growth in certain of its Pooled Companies located in the Cincinnati, Syracuse and Kansas City, Kansas markets.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- SG&A, excluding goodwill amortization, in 1997 and 1998 includes $10.3 million and $1.8 million, respectively, of Compensation Differential and acquisition related costs which will be eliminated prospectively. Additionally, the Company recorded the non-recurring, non-cash compensation charge of $11.6 million in the first quarter of 1997. Excluding the Compensation Differential, the compensation charge, and goodwill amortization, SG&A increased $81.3 million to $129.1 million in 1998. Most of this increase was related to the Founding Companies and Purchased Companies acquired since the IPO, along with corporate office and management expenses associated with the Company's establishment as a public company.

     OPERATING INCOME -- Operating income increased $62.8 million, or 1,101.9% to $68.5 million in 1998 compared to 1997 primarily due to increased revenues at the Founding Companies, the addition of the Purchased Companies and incremental increases in volume at some of the Pooled Companies. As a percentage of revenues, operating income increased from 1.9% in 1997 to 8.1% in 1998. As discussed above, this increase primarily resulted from the Compensation Differential and the compensation charge recorded in 1997.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased to $6.4 million in 1998 compared to 1997 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies acquired subsequent to the IPO and through the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1999, net cash provided by operating activities was $18.4 million, or an increase of $23.9 million over the prior year. This increase was primarily due to an increase in accounts payable and accrued liabilities which were partially offset by an increase in accounts receivable. Cash used in operations for 1998 was $5.5 million and cash provided from operations in 1997 was $1.0 million.

     Cash used in investing activities was $46.5 million for the year ended December 31, 1999, primarily in connection with the acquisition of Purchased Companies for $31.4 million, net of cash acquired. Cash flows used in investing activities for 1998 and 1997 were $143.1 million and $57.6 million, respectively. The uses of cash in 1998 and 1997 were primarily for the acquisition of the Founding Companies and Purchased Companies, net of cash acquired.

     Cash provided by financing activities for the year ended December 31, 1999 was $24.7 million primarily from net borrowings of long-term debt which were primarily used to fund acquisitions. Net cash provided by financing activities in 1998 was $137.5 million and was primarily attributable to the $16.7 million received from the second public offering (the "Second Public Offering") and net borrowings of long-term debt of $124.2 million, which were primarily used to fund acquisitions. Net cash provided by financing activities in 1997 was $66.6 million and was primarily attributable to the $79.9 million from the IPO, which was partially offset by a net reduction in outstanding debt.

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

     On June 16, 1998, the Company completed a Second Public Offering of 400,000 shares of its Common Stock to the public at $20.00 per share. The net proceeds from this offering of $7.6 million, after deducting underwriting commissions and offering expenses, were used to repay debt. In connection with the Second Public Offering, the Company granted its underwriters an option to sell additional shares at $20.00 per share. On July 21, 1998, the underwriters exercised this option. An additional 461,479 shares of Common Stock were sold and the net proceeds of $8.8 million, after deducting underwriting commissions, were used to repay debt.

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

     As of December 31, 1999, the Company had borrowed $225.2 million under the Credit Facility at an average interest rate of approximately 7.4% for the year ended December 31, 1999. The Company's unused committed borrowing capacity under the Credit Facility was $72.9 million at December 31, 1999. As of March 13, 2000, $249.2 million was outstanding under this Facility.

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4 million shares of its Common Stock. As of December 31, 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. Subsequent to yearend, the Company has purchased approximately 0.1 million additional shares at a cost of approximately $0.8 million through March 13, 2000.

     The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs, debt service requirements and additional acquisition opportunities. Should the Company accelerate or revise its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities or increase its Credit Facility. There can be no assurance that the Company will secure such financing if and when it is needed, or that such financing will be available on terms that the Company deems acceptable.

YEAR 2000

     Computers, software, and other equipment utilizing embedded technology that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company implemented a Year 2000 program and used both internal and external resources to assess and replace or reprogram computers, software and other equipment as needed. Key areas of the Company's operations that were addressed included external customers, external suppliers and internal computers, software and potential back-up and contingency plans. To date, the Company has not experienced any significant Year 2000 issues.

     The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of Year 2000 enhancements was approximately $800,000 and was funded from operating cash flows. The majority of such costs was for the acquisition of hardware and software and were capitalized. The remaining costs were expensed as incurred and did not have a material effect on the results of operations.

     The ability of third parties with which the Company transacts business to adequately address remaining Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company, or such third parties, to adequately address their respective remaining Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. Accordingly, as part of the Year 2000 program, contingency plans were developed to respond to any failures. At this time, the Company does not expect that any failure of the Company or third parties to achieve Year 2000 compliance will adversely affect the Company.

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

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating acquired businesses, a downturn in construction, shortages of labor and specialty building materials, cyclical and seasonal fluctuations in the demand for HVAC systems, the use of incorrect estimates for bidding a fixed price contract, difficulties in implementing its acquisition strategy and the availability of acquisition financing. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

     The Company's success depends in part on its ability to integrate the companies it has acquired. The businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The historical results are not necessarily indicative of future results of the Company because, among other things, the Acquired Companies were not under common control or management prior to their acquisition.

     Key elements of the Company's strategy are to both maintain and improve the profitability of the individual businesses and to continue to expand the revenues of such businesses. The Company's level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will be contingent upon factors outside the Company's control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or regional economies will negatively affect overall demand for the Company's services.

     The Company has grown significantly through the acquisition of additional HVAC and complementary businesses and intends to continue acquisition activity in the future, albeit more opportunistically. However, the Company could face difficulties in continuing to acquire select companies. The HVAC industry continues to undergo consolidation on both a national and a regional level by the Company and by other companies that have acquisition objectives that are similar to the Company's objectives. Additionally, HVAC equipment manufacturers and certain public utilities are beginning to provide maintenance, repair and replacement services within the HVAC industry. These companies generally are better capitalized, have greater name recognition and may be able to provide these services at a lower cost.

     Recently acquired businesses also involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention and failure to retain key personnel of the acquired business. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to their acquisition. Any of these risks, or a combination of them, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems by the Company requires an adequate supply of skilled HVAC technicians. In addition, the Company depends on the senior management of the businesses it acquires and regional and corporate management to remain committed to the success of the Company. Accordingly, the Company's ability to maintain and increase its productivity and profitability is also affected by its ability to employ, train and retain the skilled technicians necessary to meet the Company's service requirements, and to retain senior management in acquired businesses and at the corporate and regional level.

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

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company is not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of capital leases, convertible subordinated notes, subordinated notes and various other notes payable. The Company's debt with variable interest rates consists entirely of its revolving Credit Facility. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1999:

                                                                                                                    FAIR
                                            2000        2001       2002       2003       2004       THEREAFTER     VALUE
                                          ---------  ----------  ---------  ---------  ---------    ----------    --------
Liabilities -- Long-Term Debt:
  Variable Rate Debt....................  $  --      $  225,215  $  --      $  --      $  --          $--         $225,215
     Average Interest Rate..............     --    %        7.4%    --    %    --    %    --    %      --   %          7.4%
  Fixed Rate Debt.......................  $  27,889  $   29,274  $  22,072  $   1,383  $  --          $--         $ 80,618
     Average Interest Rate..............        5.8%        5.8%       5.7%       5.5%    --    %      --   %          5.8%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                         PAGE
                                       ---------
Comfort Systems USA, Inc.
     Report of Independent Public         17
      Accountants....................
     Consolidated Balance Sheets.....     18
     Consolidated Statements of           19
      Operations.....................
     Consolidated Statements of           20
      Stockholders' Equity...........
     Consolidated Statements of Cash      21
      Flow...........................
     Notes to Consolidated Financial      22
      Statements.....................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comfort Systems USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc., and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Houston, Texas
February 22, 2000

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               DECEMBER 31,
                                          ----------------------
                                             1998        1999
                                          ----------  ----------
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........  $    6,985  $    3,664
     Accounts receivable................     241,332     314,599
          Less -- Allowance.............       4,758       5,568
                                          ----------  ----------
               Accounts receivable,
                  net...................     236,574     309,031
     Other receivables..................       2,733       4,575
     Inventories........................      14,768      20,907
     Prepaid expenses and other.........      14,264      19,891
     Costs and estimated earnings in
      excess of billings................      37,228      54,575
                                          ----------  ----------
               Total current assets.....     312,552     412,643
PROPERTY AND EQUIPMENT, net.............      34,413      41,964
GOODWILL, net...........................     430,526     474,529
OTHER NONCURRENT ASSETS.................      11,802      14,136
                                          ----------  ----------
               Total assets.............  $  789,293  $  943,272
                                          ==========  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
      debt..............................  $    1,568  $    3,353
     Current maturities of notes to
      affiliates and former owners......       7,509      24,536
     Accounts payable...................      74,161      96,032
     Accrued compensation and
      benefits..........................      25,869      36,187
     Billings in excess of costs and
      estimated earnings................      43,968      52,170
     Income taxes payable...............       1,299      --
     Other current liabilities..........      24,788      27,799
                                          ----------  ----------
               Total current
                  liabilities...........     179,162     240,077
DEFERRED INCOME TAXES...................       1,124       4,547
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES............................     171,039     225,471
NOTES TO AFFILIATES AND FORMER OWNERS,
  NET OF CURRENT MATURITIES.............      56,330      52,473
OTHER LONG-TERM LIABILITIES.............       1,706       1,739
                                          ----------  ----------
               Total liabilities........     409,361     524,307
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized, none
      issued and outstanding............      --          --
     Common stock, $.01 par, 102,969,912
      shares authorized, 38,141,180 and
      39,258,913 shares issued,
      respectively......................         381         393
     Treasury stock, at cost, 1,695,524
      shares at December 31, 1999.......      --         (11,978)
     Additional paid-in capital.........     333,978     342,655
     Retained earnings..................      45,573      87,895
                                          ----------  ----------
               Total stockholders'
                  equity................     379,932     418,965
                                          ----------  ----------
               Total liabilities and
                  stockholders'
                  equity................  $  789,293  $  943,272
                                          ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                          1997        1998         1999
                                       ----------  ----------  ------------
REVENUES.............................  $  297,646  $  853,961  $  1,370,035
COST OF SERVICES.....................     220,419     647,512     1,077,329
                                       ----------  ----------  ------------
          Gross profit...............      77,227     206,449       292,706
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      69,102     130,370       187,771
GOODWILL AND OTHER AMORTIZATION......       1,851       7,132        11,731
ACQUISITION RELATED EXPENSES.........         575         450       --
                                       ----------  ----------  ------------
          Operating income...........       5,699      68,497        93,204
OTHER INCOME (EXPENSE):
     Interest income.................       1,187         957           841
     Interest expense................      (1,331)     (7,633)      (20,033)
     Other...........................         (17)        241            48
                                       ----------  ----------  ------------
          Other income (expense).....        (161)     (6,435)      (19,144)
                                       ----------  ----------  ------------
INCOME BEFORE INCOME TAXES...........       5,538      62,062        74,060
PROVISION FOR INCOME TAXES...........       7,602      27,049        31,738
                                       ----------  ----------  ------------
NET INCOME (LOSS)....................  $   (2,064) $   35,013  $     42,322
                                       ==========  ==========  ============
NET INCOME (LOSS) PER SHARE:
     Basic...........................  $    (0.11) $     1.06  $       1.10
                                       ==========  ==========  ============
     Diluted.........................  $    (0.11) $     1.04  $       1.09
                                       ==========  ==========  ============
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE:
     Basic...........................      18,954      32,962        38,561
                                       ==========  ==========  ============
     Diluted.........................      18,954      34,329        39,699
                                       ==========  ==========  ============

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK         TREASURY STOCK        ADDITIONAL                     TOTAL
                                          ------------------   ---------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                                           SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      EARNINGS        EQUITY
                                          ---------   ------   ----------   --------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1996............  6,066,312    $ 60        --       $  --        $    216      $15,153       $  15,429
    Issuance of Common Stock:
        Initial Public Offering.........  7,015,000      70        --          --          79,805        --             79,875
        Acquisition of Founding
          Companies.....................  9,720,927      98        --          --         100,999        --            101,097
        Issuance of management shares...  4,118,708      41        --          --          11,556        --             11,597
        Acquisition of Purchased
          Companies.....................  1,092,489      11        --          --          13,253        --             13,264
    S Corporation distributions made by
      certain Pooled Companies..........     --        --          --          --          --           (2,191)         (2,191)
    Adjustments to conform fiscal
      year-ends of Pooled Companies.....     --        --          --          --          --              727             727
    Net loss............................     --        --          --          --          --           (2,064)         (2,064)
    Other...............................     --        --          --          --          --              (99)            (99)
                                          ---------   ------   ----------   --------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1997............  28,013,436    280        --          --         205,829       11,526         217,635
    Issuance of Common Stock:
        Second Public Offering..........    861,479       9        --          --          15,892        --             15,901
        Acquisition of Purchased
          Companies.....................  9,212,573      92        --          --         111,456        --            111,548
        Issuance of Employee Stock
          Purchase Plan shares..........     29,362    --          --          --             482        --                482
        Issuance of shares for options
          exercised.....................     24,330    --          --          --             319        --                319
    S Corporation distributions made by
      certain Pooled Companies..........     --        --          --          --          --             (966)           (966)
    Net income..........................     --        --          --          --          --           35,013          35,013
                                          ---------   ------   ----------   --------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1998............  38,141,180    381        --          --         333,978       45,573         379,932
    Issuance of Common Stock:
        Acquisition of Purchased
          Companies.....................    958,533      10       125,197        885        6,164        --              7,059
        Issuance of Employee Stock
          Purchase Plan shares..........    142,276       2        --          --           2,036        --              2,038
        Issuance of shares for options
          exercised.....................     16,924    --          --          --             477        --                477
    Common Stock repurchases............     --        --      (1,820,721)   (12,863)      --            --            (12,863)
    Net income..........................     --        --          --          --          --           42,322          42,322
                                          ---------   ------   ----------   --------    ----------    ---------    -------------
BALANCE AT DECEMBER 31, 1999............  39,258,913   $393    (1,695,524)  $(11,978)    $342,655      $87,895       $ 418,965
                                          =========   ======   ==========   ========    ==========    =========    =============

      Reflects a 121.1387-for-one stock split effective on March 19, 1997

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                             1997         1998          1999
                                          ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................  $   (2,064) $     35,013  $     42,322
Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Depreciation and amortization
       expense..........................       4,786        14,001        23,055
     Bad debt expense...................         583         1,253         1,650
     Compensation expense related to
       issuance of management shares....      11,556       --            --
     Deferred tax expense (benefit).....        (630)          960         1,339
     Gain on sale of property and
       equipment........................         (95)         (274)         (260)
     Adjustment to conform year-end of
       certain Pooled Companies.........         727       --            --
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions of Founding and
       Purchased Companies --
          (Increase) decrease in --
               Receivables, net.........     (12,066)      (34,915)      (58,096)
               Inventories..............       1,008          (788)       (4,822)
               Prepaid expenses and
                  other current
                  assets................         503         2,437         3,213
               Cost and estimated
                  earnings in excess of
                  billings..............      (5,167)       (7,926)      (15,433)
               Other noncurrent
                  assets................          65           113          (293)
          Increase (decrease) in --
               Accounts payable and
                  accrued liabilities...       1,170       (14,991)       20,166
               Billings in excess of
                  costs and estimated
                  earnings..............         546           208         6,080
               Other, net...............          31          (616)         (507)
                                          ----------  ------------  ------------
          Net cash provided by (used in)
             operating activities.......         953        (5,525)       18,414
                                          ----------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
       equipment........................      (4,501)      (11,137)      (16,054)
     Proceeds from sales of property and
       equipment........................         936         1,369         1,507
     Cash paid for Founding Companies,
       net of cash acquired.............     (42,295)      --            --
     Cash paid for Purchased Companies,
       net of cash acquired.............     (11,781)     (133,338)      (31,417)
     Other..............................      --           --               (500)
                                          ----------  ------------  ------------
          Net cash used in investing
             activities.................     (57,641)     (143,106)      (46,464)
                                          ----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt.........     (38,157)     (109,508)     (236,372)
     Borrowings of long-term debt.......      27,107       233,684       271,706
     S Corporation distributions paid by
       certain Pooled Companies.........      (2,090)         (966)      --
     Proceeds from issuance of common
       stock, net of offering costs.....      79,916        16,702         2,258
     Repurchases of common stock........      --           --            (12,863)
     Other..............................        (189)       (2,393)      --
                                          ----------  ------------  ------------
          Net cash provided by financing
             activities.................      66,587       137,519        24,729
                                          ----------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       9,899       (11,112)       (3,321)
CASH AND CASH EQUIVALENTS, beginning of
  year..................................       8,198        18,097         6,985
                                          ----------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of
  year..................................  $   18,097  $      6,985  $      3,664
                                          ==========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.  BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. Founded in December 1996, the Company is composed of companies within the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company also provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired
12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through December 31, 1999, the Company acquired 107 additional HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). The companies acquired subsequent to the IPO added 108 operating locations in 21 additional states. These acquisitions included 26 "tuck-in" operations that have been or are currently being integrated with existing Company operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     For financial statement purposes, Comfort Systems has been identified as the accounting acquirer. Accordingly, the historical financial statements include those of Comfort Systems since December 1996. Of the 107 acquisitions noted above, 17 were accounted for as poolings-of-interests (the "Pooled Companies") and 90 were accounted for as purchases (the "Purchased
Companies"). These consolidated financial statements reflect the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The acquisitions of the Founding and Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase prices to the assets acquired and liabilities assumed of certain of these companies have been recorded based on preliminary estimates of fair value and may be changed as additional information becomes available.

     Prior to their acquisition by Comfort Systems, seven of the Pooled Companies reported annual results based on fiscal year-ends other than December
31. An adjustment to conform the year-ends of five of these companies to December 31 year-ends was made in 1996. An adjustment to conform the year-ends of two of these companies to December 31 year-ends was made in 1997 resulting in an increase of approximately $727,000 to retained earnings and cash flows for 1997.

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

     Cash paid for interest in 1997, 1998 and 1999 was approximately $0.7 million, $6.6 million and $17.8 million, respectively. Cash paid for income taxes in 1997, 1998 and 1999 was approximately $1.0 million, $33.3 million and $33.6 million, respectively.

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

GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over periods not exceeding 40 years.

     As of December 31, 1998 and 1999, accumulated amortization of goodwill was approximately $9.1 million and $20.7 million, respectively.

LONG-LIVED ASSETS

     Long-lived assets are comprised principally of goodwill and property and equipment. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. The Company uses an estimate of future income from operations and cash flows, as well as other economic and business factors as a measure of recoverability of these assets.

REVENUE RECOGNITION

     The Company recognizes revenue when services are performed except when work is being performed under a construction contract. Revenues from construction contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to total estimated costs for each contract. Contract costs include all direct material (net of estimated rebates), labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and revenues, and their effects are recognized in the period in which the revisions are determined.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Receivable balances billed but not paid by customers pursuant to retainage provisions in construction contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance is billed and collected in the upcoming fiscal year. The retainage balances at December 31, 1998 and 1999 are $45.3 million and $58.2 million, respectively.

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

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable, notes payable to related parties and long-term debt. The Company believes that the carrying value of these instruments on the accompanying balance sheets approximates their fair value.

CHANGE IN CLASSIFICATION OF CERTAIN COSTS

     During 1999, the Company began presenting certain costs in cost of services that related to activities that directly support project or service work. These costs were previously presented in selling, general and administrative expenses (SG&A). Management believes this revised presentation better aligns cost of services and SG&A across all acquired operations. The change in classification in 1999 resulted in approximately $37.2 million of costs included in cost of services which would have been included in SG&A under the prior presentation. Exclusive of this change in classification, gross profit in 1999 would have been approximately $329.9 million. Prior periods have not been restated.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  BUSINESS COMBINATIONS:

POOLINGS

     During 1997 and 1998, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 4,507,406 and 1,437,767 shares of Common Stock, respectively. These acquisitions have been accounted for as poolings-of-interests as described in Note 2. These companies provide HVAC and related services. The historical financial statements for 1997 and 1998 reflect the operations of the Restated Companies prior to their acquisition by the Company.

PURCHASES

     Subsequent to the IPO, and through December 31, 1997, Comfort Systems acquired 13 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $14.5 million in cash, 1,092,489 shares of the Company's stock with a market value at the date of acquisition totaling $13.3 million and $5.0 million in the form of convertible subordinated notes. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $4.7 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible subordinated notes have subsequently been paid.

     During 1998, the Company acquired 52 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of the Company's stock with a market value at the date of acquisition totaling $111.5 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes (collectively the "Notes"). Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $49.3 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible subordinated notes are convertible at various dates in 2000 into 74,975 shares of Common Stock.

     During 1999, the Company acquired 25 of the Purchased Companies. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of the Company's stock with a market value at the date of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $2.1 million of these notes in order to eliminate the provisions relating to convertibility into the Company's Common Stock. The remaining convertible subordinated notes are convertible at various dates in 2000 into 5,133 shares of Common Stock.

     The accompanying balance sheet as of December 31, 1999 includes allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and is subject to final adjustment. The allocations in 1998 and 1999 resulted in $277.4 million and $55.7 million in goodwill, respectively, which represents the excess of the purchase price over the estimated fair

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

value of the net assets acquired for the Purchased Companies. In conjunction with the acquisitions, goodwill was determined as follows (in thousands):

                                           1998         1999
                                       ------------  ----------
Fair value of assets acquired, net of
  cash acquired......................  $   (261,754) $  (27,806)
Liabilities assumed..................       233,669      20,138
Cash paid, net of cash acquired......       133,338      31,417
Estimated market value of stock
  consideration......................       111,681       8,463
Issuance of Notes....................        60,482      23,473
                                       ------------  ----------
Goodwill.............................  $    277,416  $   55,685
                                       ============  ==========

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the Purchased Companies as if the acquisitions were effective on January 1, 1998 through the respective dates of acquisitions (in thousands, except per share data):

                                        YEAR ENDED DECEMBER 31,
                                       --------------------------
                                           1998          1999
                                       ------------  ------------
                                              (UNAUDITED)
Revenues.............................  $  1,355,733  $  1,421,118
Net income...........................  $     40,657  $     41,992
Net income per share -- diluted......  $       1.03  $       1.06
Shares used in computing net income
  per share -- diluted...............        40,113        40,156

     Pro forma adjustments included in the preceding table regarding the Purchased Companies primarily relate to (a) certain reductions in salaries and benefits to the former owners (the "Compensation Differential") of the Pooled Companies and Purchased Companies which the former owners agreed would take effect as of the acquisition date, (b) elimination of merger costs in connection with the acquisition of the Pooled Companies, (c) amortization of goodwill related to the Purchased Companies, (d) interest expense on borrowings of $11.8 million that would have been necessary to fund certain S Corporation distributions if they had occurred at the beginning of each period presented,
(e) interest expense on borrowings of $197.6 million related to the purchase price of the Purchased Companies acquired during 1998 and 1999 and (f) interest expense related to the subordinated notes issued in connection with the acquisition of certain Acquired Companies. In addition, an incremental tax provision has been recorded as if all applicable Purchased Companies and Pooled Companies which were C Corporations had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Purchased Companies and Pooled Companies been combined at the beginning of the periods presented.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                          ESTIMATED         DECEMBER 31,
                                        USEFUL LIVES    --------------------
                                          IN YEARS        1998       1999
                                        -------------   ---------  ---------
Land.................................      N/A          $     124  $     178
Transportation equipment.............     3-10             31,776     32,781
Machinery and equipment..............     3-15             23,002     27,542
Computer and telephone equipment.....      3-7             10,168     15,942
Buildings and leasehold
  improvements.......................     3-39              8,564     12,079
Furniture and fixtures...............     3-10              8,082      8,815
                                                        ---------  ---------
                                                           81,716     97,337
Less -- Accumulated depreciation.....                      47,303     55,373
                                                        ---------  ---------
     Property and equipment, net.....                   $  34,413  $  41,964
                                                        =========  =========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
Balance at beginning of year.........  $     994  $   1,698  $   4,758
Additions for bad debt expense.......        583      1,253      1,650
Deductions for recoveries and for
  uncollectible receivables written
  off................................       (488)      (909)    (1,940)
Allowance for doubtful accounts of
  Founding and Purchased Companies at
  date of acquisition................        609      2,716      1,100
                                       ---------  ---------  ---------
Balance at end of year...............  $   1,698  $   4,758  $   5,568
                                       =========  =========  =========

     Other current liabilities consist of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
Accrued warranty costs...............  $   4,596  $   4,587
Accrued insurance expense............      4,851      6,835
Deferred income taxes................      4,940      4,195
Deferred revenue.....................        525      2,210
Other current liabilities............      9,876      9,972
                                       ---------  ---------
                                       $  24,788  $  27,799
                                       =========  =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Installation contracts in progress are as follows (in thousands):

                                               DECEMBER 31,
                                       ----------------------------
                                           1998           1999
                                       ------------  --------------
Costs incurred on contracts in
  progress...........................  $    748,542  $      895,662
Estimated earnings, net of losses....       151,792         209,887
Less -- Billings to date.............      (907,074)     (1,103,144)
                                       ------------  --------------
                                       $     (6,740) $        2,405
                                       ============  ==============
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts..............  $     37,228  $       54,575
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts..............       (43,968)        (52,170)
                                       ------------  --------------
                                       $     (6,740) $        2,405
                                       ============  ==============

6.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
Revolving credit facility............  $  170,700  $  225,215
Notes to affiliates and former
  owners.............................      63,839      77,009
Other................................       1,907       3,609
                                       ----------  ----------
Total debt...........................     236,446     305,833
Less: current maturities.............       9,077      27,889
                                       ----------  ----------
                                       $  227,369  $  277,944
                                       ==========  ==========

     At December 31, 1999, future principal payments of long-term debt are as follows (in thousands):

YEAR ENDING DECEMBER 31 --
     2000............................  $   27,889
     2001............................     254,489
     2002............................      22,072
     2003............................       1,383
                                       ----------
                                       $  305,833
                                       ==========

REVOLVING CREDIT FACILITY

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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As of December 31, 1999, the Company had borrowed $225.2 million under the Credit Facility at an average interest rate of approximately 7.4% for the year ended December 31, 1999. The Company's unused committed borrowing capacity under the Credit Facility was $72.9 million at December 31, 1999. As of March 13, 2000, $249.2 million (unaudited) was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

     The Notes in the amount of $77.0 million referred to above were issued to former owners of certain Purchased Companies as partial consideration of the acquisition purchase price. Of these Notes, $76.4 million bear interest, payable quarterly, at a weighted average interest rate of 5.84% and $2.0 million of these Notes are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $25.66 per share. The remaining Notes in the amount of $0.6 million are non-interest bearing and require $0.2 million of principal payments in 2000 and $0.4 million of principal payments in equal annual installments in 2001, 2002, and 2003. The terms of the convertible subordinated notes require $0.4 million of principal payments in 2000, $0.6 million of principal payments in 2001, $0.6 million of principal payments in 2002, and $0.4 million of principal payments in 2003. The terms of the nonconvertible interest bearing subordinated notes require $23.9 million of principal payments in 2000, $28.3 million of principal payments in 2001, $21.3 million of principal payments in 2002, and $0.9 million of principal payments in 2003.

     The Company estimates the fair value of long-term debt as of December 31, 1998 and 1999 to be approximately the same as the recorded value.

7.  INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
Current --
     Federal.........................  $   6,469  $  21,650  $  25,622
     State and Puerto Rico...........      1,763      4,439      4,777
                                       ---------  ---------  ---------
                                           8,232     26,089     30,399
                                       ---------  ---------  ---------
Deferred --

     Federal.........................       (688)       907      2,067
     State and Puerto Rico...........         58         53       (728)
                                       ---------  ---------  ---------
                                            (630)       960      1,339
                                       ---------  ---------  ---------
                                       $   7,602  $  27,049  $  31,738
                                       =========  =========  =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
Income tax expense at the statutory
  rate...............................  $   1,937  $  21,713  $  25,921
Increase (decrease) resulting from --
     State income taxes, net of
       federal tax effect............      1,245      3,148      2,567
     Non-deductible expenses.........        428        364        492
     Non-recurring, non-cash
       compensation charge...........      4,045     --         --
     Effect of S Corporation income
       previously taxed to the former
       owners........................     (1,089)      (308)    --
     Non-deductible goodwill
       amortization..................        633      2,047      2,730
     Non-deductible acquisition costs
       related to Pooled Companies...        201        157     --
     Provision (benefit) recognized
       upon termination of Subchapter
       S election....................        100       (101)    --
     Other...........................        102         29         28
                                       ---------  ---------  ---------
                                       $   7,602  $  27,049  $  31,738
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

                                           DECEMBER 31,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax assets --
     Accounts receivable and
       allowance for doubtful
       accounts......................  $   1,699  $   1,854
     Accrued liabilities and
       expenses......................      6,038      7,206
     Net operating loss..............        126      1,343
     Other...........................        344        630
                                       ---------  ---------
          Total deferred income tax
             assets..................      8,207     11,033
                                       ---------  ---------
Deferred income tax liabilities --
     Property and equipment..........       (873)    (1,113)
     Long-term installation
       contracts.....................     (4,716)    (3,821)
     Goodwill........................        (31)    (3,180)
     Other...........................       (444)      (628)
                                       ---------  ---------
          Total deferred income tax
             liabilities.............     (6,064)    (8,742)
                                       ---------  ---------
          Net deferred income tax
             assets..................  $   2,143  $   2,291
                                       =========  =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
Deferred income tax assets --
     Prepaid expenses and other......  $   7,778  $   9,403
      Other non-current assets.......        429      1,630
Deferred income tax liabilities --
     Other current liabilities.......     (4,940)    (4,195)
     Deferred income taxes...........     (1,124)    (4,547)
                                       ---------  ---------
Net deferred income tax assets.......  $   2,143  $   2,291
                                       =========  =========

8.  EMPLOYEE BENEFIT PLANS:

     Certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans provide for contributions ranging from 2% to 6% of covered employees' salaries or wages and totaled $1.8 million for 1997, $3.6 million for 1998 and $5.4 million for 1999. Of these amounts, approximately $2.2 million and $2.5 million was payable to the plans at December 31, 1998 and 1999, respectively.

     Certain of the Company's subsidiaries also participate in several multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $2.1 million for 1997, $8.1 million for 1998 and $14.6 million for 1999. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

9.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1997, 1998, and 1999 was $2.2 million, $6.7 million and $17.5 million, respectively. Concurrent with the acquisitions of certain Acquired Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from five years to ten years and provide for certain escalations in the rental expenses each year. Included in the 1997, 1998 and 1999 rent expense above is approximately $1.2 million, $3.9 million and $6.1 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     2000............................  $  13,403
     2001............................     12,000
     2002............................     10,500
     2003............................      7,629
     2004............................      5,445
     Thereafter......................     13,132
                                       ---------
                                       $  62,109
                                       =========

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CLAIMS AND LAWSUITS

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to minimize financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

10.  STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

     Comfort Systems effected a 121.1387-for-one stock split on March 19, 1997 for each share of Common Stock of the Company then outstanding. During 1998, the Company increased the number of shares of Common Stock authorized to 102,969,912.

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

TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4 million shares of its Common Stock. As of December 31, 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. Subsequent to yearend, the Company has purchased approximately 0.1 million additional shares at a cost of approximately $0.8 million (unaudited) through March 13, 2000.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event that 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. At December 31, 1999, 756,744 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 2.2 million shares of Common Stock at prices ranging from $15.375 to $21.438 per share were outstanding in 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the respective average market price of the Common Stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after tax interest expense related to the assumed conversion of the convertible subordinated notes in 1998 and 1999 was $753,000 and $766,000, respectively.

     The following table summarizes weighted average shares outstanding for each of the periods presented (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1998       1999
                                          ---------  ---------  ---------
Shares issued in connection with the
  acquisitions of Founding Companies....      5,008      9,721      9,721
Shares sold pursuant to the IPO.........      3,142      6,100      6,100
Shares held by Notre, management and
  consultants...........................      4,240      4,240      4,240
Shares issued in connection with the
  acquisitions of Pooled Companies......      5,946      5,946      5,946
Weighted average shares issued in
  connection with the underwriter's
  overallotment.........................        434      1,122      1,376
Weighted average shares issued in
  connection with the acquisitions of
  the Purchased Companies...............        184      5,597     10,932
Weighted average shares repurchased.....     --         --           (303)
Weighted average shares sold in the
  Second Public Offering................     --            215        400
Weighted average portion of shares
  issued in connection with the Employee
  Stock Purchase Plan...................     --             12        117
Weighted average portion of shares
  issued in connection with the exercise
  of stock options......................     --              9         32
                                          ---------  ---------  ---------
Weighted average shares
  outstanding -- Basic..................     18,954     32,962     38,561
Weighted average portion of shares
  related to stock options under the
  treasury stock method.................     --            462         69
Weighted average shares related to the
  issuance of convertible notes.........     --            905      1,069
                                          ---------  ---------  ---------
Weighted average shares
  outstanding -- Diluted................     18,954     34,329     39,699
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

     The following table summarizes activity under the Company's stock option plan:

                                                       1997                           1998
                                           ----------------------------   ----------------------------
                                                       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
FIXED OPTIONS                               SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
----------------------------------------   --------    ----------------   ---------   ----------------
Outstanding at beginning of year........      --           $ --           2,537,203       $ 13.72
Granted.................................   2,537,203       $ 13.72        1,495,500       $ 18.54
Exercised...............................      --           $ --             (24,330)      $ 13.45
Forfeited...............................      --           $ --             (53,344)      $ 16.01
Expired.................................      --           $ --               --          $ --
                                           --------                       ---------
Outstanding at end of year..............   2,537,203       $ 13.72        3,955,029       $ 15.51
                                           ========                       =========
Options exercisable at year-end.........      --                            518,281
Weighted-average fair value of options
  granted during the year...............   $   3.53                       $    7.33

                                                      1999
                                           ----------------------------
                                                       WEIGHTED-AVERAGE
FIXED OPTIONS                               SHARES      EXERCISE PRICE
----------------------------------------   --------    ----------------
Outstanding at beginning of year........   3,955,029        $15.51
Granted.................................     758,200        $13.36
Exercised...............................     (16,924)       $13.00
Forfeited...............................    (125,642)       $14.78
Expired.................................     (13,530)       $15.90
                                           ---------
Outstanding at end of year..............   4,557,133        $15.18
                                           =========
Options exercisable at year-end.........   1,287,229
Weighted-average fair value of options
  granted during the year...............   $    6.26

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       -----------------------------------------------------   --------------------------------
                                          NUMBER       WEIGHTED-AVERAGE                           NUMBER
              RANGE OF                 OUTSTANDING        REMAINING        WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
           EXERCISE PRICES             AT 12/31/99     CONTRACTUAL LIFE     EXERCSE PRICE      AT 12/31/99     EXERCISE PRICE
-------------------------------------  ------------   ------------------  ------------------   ------------   -----------------
$ 7.63- 7.63                                96,700        6.8 years             $ 7.63              --             $ --
$11.75-16.88                             3,086,403        5.0 years             $13.78              970,876        $ 13.57
$17.88-21.44                             1,374,030        5.5 years             $18.85              316,353        $ 18.85
                                       ------------                                            ------------
$ 7.63-21.44                             4,557,133        5.2 years             $15.18            1,287,229        $ 14.87
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

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under this accounting method, no expense in connection with the stock option plan or the stock purchase plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                                           1997       1998       1999
                                                                         ---------  ---------  ---------
Net Income                          As reported........................  $  (2,064) $  35,013  $  42,322
                                    Pro forma for SFAS No. 123.........  $  (2,436) $  33,341  $  39,519
Income Per Share -- Basic           As reported........................  $    (.11) $    1.06  $    1.10
                                    Pro forma for SFAS No. 123.........  $    (.13) $    1.01  $    1.02
Income Per Share -- Diluted         As reported........................  $    (.11) $    1.04  $    1.09
                                    Pro forma for SFAS No. 123.........  $    (.13) $    0.97  $    1.01

     LONG-TERM INCENTIVE PLAN -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            1997            1998            1999
                                        -------------   -------------   ------------
Expected dividend yield..............           0.00%           0.00%          0.00%
Expected stock price volatility......          39.41%          44.87%         65.63%
Risk free interest rate..............     5.77%-6.15%     5.00%-6.15%    4.64%-5.87%
Expected life of options.............         7 years         4 years        4 years

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

                                            1998            1999
                                        -------------   ------------
Expected dividend yield..............           0.00%          0.00%
Expected volatility..................          42.10%          53.8%
Risk free interest rate..............     5.19%-5.25%    4.56%-4.94%
Expected life of purchase rights.....       0.5 years      0.5 years

     The weighted average fair values of the purchase rights granted in 1998 and 1999 were $5.37 and $4.88, respectively.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NON-EMPLOYEE DIRECTORS' STOCK PLAN

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

     Either at the time of the IPO or upon election as a director, options were granted to four members of the board of directors to purchase in each case 10,000 shares of Common Stock at the IPO price or at the price in effect at the time of their election. Each of these directors received an option for 5,000 shares on the dates of the annual meetings which they have attended. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued.

12.  SIGNIFICANT VENDORS:

     Significant vendors are defined as those that account for greater than 10% of the Company's purchases. For the years ended December 31, 1998 and 1999, there were no significant vendors. For the year ended December 31, 1997, one vendor accounted for 10.5% of the Company's purchases.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended December 31, 1998 and 1999 is summarized as follows (in thousands, except per share data):

                                                             QUARTER ENDED                             QUARTER ENDED
                                        -------------------------------------------------------    ---------------------
                                        MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                           1998         1998          1998             1998          1999         1999
                                        ----------    --------    -------------    ------------    ---------    --------
Revenues.............................    $132,608     $194,350      $ 232,381        $294,622      $291,926     $341,493
Gross profit (a).....................    $ 31,339     $ 47,704      $  57,073        $ 70,333      $ 63,178     $ 76,239
Operating income.....................    $  7,039     $ 15,917      $  20,814        $ 24,727      $ 15,536     $ 30,023
Net income...........................    $  3,385     $  8,418      $  10,799        $ 12,411      $  6,564     $ 14,645
Earnings per share:
  Basic..............................    $   0.12     $   0.27      $    0.32        $   0.34      $   0.17     $   0.38
  Diluted............................    $   0.11     $   0.26      $    0.31        $   0.33      $   0.17     $   0.37


                                       SEPTEMBER 30,    DECEMBER 31,
                                           1999             1999
                                       -------------    ------------
Revenues.............................    $ 374,815        $361,801
Gross profit (a).....................    $  76,335        $ 76,954
Operating income.....................    $  27,559        $ 20,086
Net income...........................    $  12,868        $  8,245
Earnings per share:
  Basic..............................    $    0.33        $   0.22
  Diluted............................    $    0.33        $   0.22

------------

The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes in each quarter.

(a) As discussed in Note 2, during 1999 the Company began presenting certain costs in cost of services that related to activities that directly support project or service work. These costs were previously presented in SG&A. Management believes this revised presentation better aligns cost of services and SG&A across all acquired operations. Exclusive of this change in classification, gross profit for 1999 would have been $68.9 million for the first quarter, $86.1 million for the second quarter, $85.9 million for the third quarter and $89.0 million for the fourth quarter. Prior periods have not been restated.

                           COMFORT SYSTEMS USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

     These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Consolidated Financial Statements of the Company, which are included at Item 8 of this report.

          (2)  None

          (3)  Exhibit Listing

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
           3.1      --    Second Amended and Restated Certificate of Incorporation of the        3.1           333-24021
                          Registrant.
           3.2      --    Certificate of Amendment dated May 21, 1998                            3.2         1998 Form 10-K
           3.3      --    Bylaws of the Registrant, as amended                                   3.3         Filed Herewith
           4.1      --    Form of certificate evidencing ownership of Common Stock of the        4.1           333-24021
                          Registrant.
          10.1      --    Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan               10.1           333-24021
          10.2      --    Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock          10.2           333-24021
                          Plan.
          10.3      --    Form of Employment Agreement between the Registrant and Fred M.       10.3           333-24021
                          Ferreira.
          10.4      --    Form of Employment Agreement between the Registrant and J. Gordon     10.4           333-24021
                          Beittenmiller.
          10.5      --    Form of Employment Agreement between the Registrant and William       10.5           333-24021
                          George, III.
          10.6      --    Form of Employment Agreement between the Registrant and Reagan S.     10.6           333-24021
                          Busbee.
          10.7      --    Form of Employment Agreement between the Registrant, Accurate Air     10.7           333-24021
                          Systems, Inc. and Thomas J. Beaty.
          10.8      --    Form of Employment Agreement between the Registrant, Atlas            10.8           333-24021
                          Comfort Services USA, Inc. and Brian S. Atlas
          10.9      --    Form of Employment Agreement between the Registrant, Contract         10.9           333-24021
                          Service, Inc. and John C. Phillips.
          10.10     --    Form of Employment Agreement between the Registrant, Eastern         10.10           333-24021
                          Heating & Cooling, Inc. and Alfred J. Giardenelli, Jr.
          10.11     --    Form of Employment Agreement between the Registrant, Quality Air     10.11           333-24021
                          Heating & Cooling, Inc. and Robert J. Powers
          10.12     --    Form of Employment Agreement between the Registrant, S. M.           10.12           333-24021
                          Lawrence Company, Inc. and Samuel M. Lawrence III.
          10.13     --    Form of Employment Agreement between the Registrant, Tech Heating    10.13           333-24021
                          and Air Conditioning, Inc. and Robert R. Cook
          10.14     --    Form of Employment Agreement between the Registrant, Tri-City        10.14           333-24021
                          Mechanical, Inc. and Michael Nothum, Jr.
          10.15     --    Form of Employment Agreement between the Registrant, Western         10.15           333-24021
                          Building Services, Inc. and Charles W. Klapperich.
          10.16     --    Employment Agreement between the Registrant, F&G Mechanical                        February 1998
                          Corporation and Salvatore P. Giardina.                                                Form 8-K

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
          10.17     --    Employment Agreement between the Registrant, Sham-                   10.17         1998 Form 10-K
                          baugh & Son, Inc. and Mark P. Shambaugh.
          10.18     --    Form of Agreement among certain stockholders.                        10.16           333-24021
          10.19     --    Lease between M & B Interests, Inc. and Atlas Air Conditioning       10.17           333-32595
                          Company, Inc. dated October 1, 1994.
          10.20     --    Lease between Nothum Development, L.L.C. and Tri-City Mechanical,    10.20           333-32595
                          Inc. dated July 1, 1997.
          10.21     --    Lease between Samuel Matthews Lawrence, Jr. and S.M. Lawrence        10.21           333-32595
                          Company, Incorporated dated November 1, 1996.
          10.22     --    Lease between J&J Investments and Contract Service, Inc. dated       10.23           333-32595
                          March 1, 1997.
          10.23     --    Lease by Tech Heating and Air Conditioning, Inc. dated April 2,      10.24         1998 Form 10-K
                          1995 as amended by Amendment between Cook Properties, Inc. and
                          Tech Heating and Air Conditioning, Inc. on March 13, 1997.
          10.24     --    Third Amended and Restated Credit Agreement among the Company and    10.25           333-38009
                          its subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein dated December 14, 1998.
          10.25     --    Lease dated June 30, 1994, between Salpat Realty and F&G             10.27         1997 Form 10-K
                          Mechanical Corp., together with lease modification agreements dated June 30, 1994 and February 12, 1998.
          10.26     --    Lease dated October 31, 1998, between Mark Shambaugh and             10.28         1998 Form 10-K
                          Shambaugh & Sons, Inc. (Opportunity Drive).
          10.27     --    Lease dated October 31, 1998, between Mark Shambaugh and             10.29         1998 Form 10-K
                          Shambaugh & Sons, Inc. (Di Salle Boulevard).
          10.28     --    Lease dated October 31, 1998, between Mark Shambaugh and             10.30         1998 Form 10-K
                          Shambaugh & Sons, Inc. (Speedway Drive).
          10.29     --    Lease dated October 31, 1998, between Mark Shambaugh and             10.31         1998 Form 10-K
                          Shambaugh & Sons, Inc. (South Bend).
          10.30     --    Lease dated October 31, 1998, between Mark Shambaugh and             10.32         1998 Form 10-K
                          Shambaugh & Sons, Inc. (Lafayette).
          10.31     --    Promissory Note dated February 12, 1998 by Sorce Properties LLC      10.28         1997 Form 10-K
                          in favor of F&G Mechanical Corporation.
          10.32     --    Pledge Agreement dated February 12, 1998 by Salvatore Fichera and    10.29         1997 Form 10-K
                          Salvatore P. Giardina in favor of F&G Mechanical Corporation.
          10.33     --    Form of Indemnity Agreement entered into by the Company with each    10.26           333-32595
                          of the following persons: Fred M. Ferreira, J. Gordon
                          Beittenmiller, Reagan S. Busbee, William George, III, Steven S.
                          Harter, Robert J. Powers, Michael Nothum, Jr., Robert R. Cook,
                          Brian S. Atlas, Thomas J. Beaty, John C. Phillips, Samuel M.
                          Lawrence III, Alfred J. Giardenelli, Jr., Charles W. Klapperich,
                          Larry Martin and John Mercadante, Jr. on June 27, 1997.
          10.34     --    Indemnity Agreement between the Company and Notre                    10.27           333-32595
                          Capital Ventures II, L.L.C.
          10.35     --    Comfort Systems USA, Inc. 1998 Employee Stock Purchase Plan.         10.28           333-38009
          10.36     --    Agreement Regarding Sale of Stock between Fred M.                     10.1       Third Quarter 1997
                          Ferreira and the Registrant dated October 31, 1997.                                  Form 10-Q

                                                                                               INCORPORATED BY REFERENCE TO
                                                                                                THE EXHIBIT INDICATED BELOW
                                                                                                AND TO THE FILING WITH THE
                                                                                                COMMISSION INDICATED BELOW
                                                                                              -------------------------------
        EXHIBIT                                                                               EXHIBIT          FILING OR
         NUMBER                                DESCRIPTION OF EXHIBITS                        NUMBER          FILE NUMBER
------------------------  -----------------------------------------------------------------   -------      ------------------
          10.37     --    Agreement Regarding Sale of Stock between Steve S. Harter and the     10.2       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.38     --    Agreement Regarding Sale of Stock between J. Gordon Beittenmiller     10.3       Third Quarter 1997
                          and the Registrant dated October 31, 1997.                                           Form 10-Q
          10.39     --    Agreement Regarding Sale of Stock between Thomas J. Beaty and the     10.4       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.40     --    Agreement Regarding Sale of Stock between Brian S. Atlas and the      10.5       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.41     --    Agreement Regarding Sale of Stock between John C. Phillips and        10.6       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.42     --    Agreement Regarding Sale of Stock between Alfred J. Giardenelli,      10.7       Third Quarter 1997
                          Jr. and the Registrant dated October 31, 1997.                                       Form 10-Q
          10.43     --    Agreement Regarding Sale of Stock between Robert J.                   10.8       Third Quarter 1997
                          Powers and the Registrant dated October 31, 1997.                                    Form 10-Q
          10.44     --    Agreement Regarding Sale of Stock between Samuel M. Lawrence and      10.9       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.45     --    Agreement Regarding Sale of Stock between Michael Nothum, Jr. and    10.10       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.46     --    Agreement Regarding Sale of Stock between Bob R. Cook and the        10.11       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.47     --    Agreement Regarding Sale of Stock between Charles W. Klapperich      10.12       Third Quarter 1997
                          and the Registrant dated October 31, 1997.                                           Form 10-Q
          10.48     --    Agreement Regarding Sale of Stock between Reagan S. Busbee and       10.13       Third Quarter 1997
                          the Registrant dated October 31, 1997.                                               Form 10-Q
          10.49     --    Agreement Regarding Sale of Stock between William George and the     10.14       Third Quarter 1997
                          Registrant dated October 31, 1997.                                                   Form 10-Q
          10.50     --    Agreement and Plan of Merger dated November 15, 1998 by and among      2.1         November 1998
                          the Registrant, Shambaugh & Son, Inc.                                                 Form 8-K
          10.51     --    First Amendment to Credit Agreement among the Company and its        10.63         1998 Form 10-K
                          subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein dated January 14, 1999.
          10.52     --    Form of Employment Agreement between the Registrant, Hess                          Filed Herewith
                          Mechanical Corporation and Gary E. Hess.
          10.53     --    Lease dated April 1, 1998, between Gary E. and Susan B. Hess and                   Filed Herewith
                          Hess Mechanical Corporation.
          21.1      --    List of subsidiaries of Comfort Systems USA, Inc.                                  Filed Herewith
          23.1      --    Consent of Arthur Andersen LLP                                                     Filed Herewith
          27.1      --    Financial Data Schedule                                                            Filed Herewith

(b)Reports on Form 8-K

     -- None.

(c) Exhibits: See attached.

(d)The following financial statements are filed as part of this report: as set forth in the Index to Financial Statements at Item 8 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.
                                          By: /s/ FRED M. FERREIRA
                                                  FRED M. FERREIRA
                                                CHIEF EXECUTIVE OFFICER
                                          Date: March 15, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                       TITLE                        DATE
-------------------------------------------------------------------------------------------------------------
                 /s/FRED M. FERREIRA                  Chairman of the Board, Chief            March 15, 2000
                   FRED M. FERREIRA                     Executive Officer and President

              /s/J. GORDON BEITTENMILLER              Executive Vice President, Chief         March 15, 2000
               J. GORDON BEITTENMILLER                  Financial Officer and Director
                                                        (PRINCIPAL ACCOUNTING OFFICER)

                     /s/GARY HESS                     Executive Vice President, Chief         March 15, 2000
                      GARY HESS                         Operating Officer and Director

                  /s/BRIAN S. ATLAS                   Director                                March 15, 2000
                    BRIAN S. ATLAS

                  /s/THOMAS J. BEATY                  Director                                March 15, 2000
                   THOMAS J. BEATY

                  /s/ROBERT R. COOK                   Director                                March 15, 2000
                    ROBERT R. COOK

            /s/ALFRED J. GIARDENELLI, JR.             Director                                March 15, 2000
              ALFRED J. GIARDENELLI, JR.

               /s/SALVATORE P. GIARDINA               Director                                March 15, 2000
                SALVATORE P. GIARDINA

                 /s/STEVEN S. HARTER                  Director                                March 15, 2000
                   STEVEN S. HARTER

               /s/CHARLES W. KLAPPERICH               Director                                March 15, 2000
                CHARLES W. KLAPPERICH

                      SIGNATURE                                       TITLE                        DATE
-------------------------------------------------------------------------------------------   ---------------
              /s/SAMUEL M. LAWRENCE III               Director                                March 15, 2000
                SAMUEL M. LAWRENCE III

                   /s/LARRY MARTIN                    Director                                March 15, 2000
                     LARRY MARTIN

               /s/JOHN MERCADANTE, JR.                Director                                March 15, 2000
                 JOHN MERCADANTE, JR.

                /s/MICHAEL NOTHUM, JR.                Director                                March 15, 2000
                 MICHAEL NOTHUM, JR.

                 /s/JOHN C. PHILLIPS                  Director                                March 15, 2000
                   JOHN C. PHILLIPS

                 /s/ROBERT J. POWERS                  Director                                March 15, 2000
                   ROBERT J. POWERS

                 /s/DIANE DAY SANDERS                 Director                                March 15, 2000
                  DIANE DAY SANDERS

                 /s/MARK P. SHAMBAUGH                 Director                                March 15, 2000
                  MARK P. SHAMBAUGH

                                       42