Form 10-Q
period 2000-03-31
COMFORT SYSTEMS USA INC
filed 2000-05-12
CIK 1035983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                     --------------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of May 10, 2000, was 37,515,743.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                            PAGE
                                                                            ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC.
                Consolidated Balance Sheets.............................     1
                Consolidated Statements of Operations...................     2
                Consolidated Statements of Stockholders' Equity.........     3
                Consolidated Statements of Cash Flows...................     4
                Condensed Notes to Consolidated Financial Statements....     5
     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    10
     Item 3 -- Quantitative and Qualitative Disclosures about Market
               Risk.....................................................    13
Part II -- Other Information
     Item 1 -- Legal Proceedings........................................    14
     Item 2 -- Recent Sales of Unregistered Securities..................    14
     Item 6 -- Exhibits and Reports on Form 8-K.........................    14
     Item 9 -- Changes and Disagreements with Accountants on Accounting
               and Financial Disclosure.................................    14
     Signature..........................................................    15

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        DECEMBER 31,     MARCH 31,
                                            1999           2000
                                        ------------    -----------
                                                        (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  3,664       $   8,344
     Accounts receivable.............      314,599         307,283
          Less -- Allowance..........        5,568           5,199
                                        ------------    -----------
               Accounts receivable,
                  net................      309,031         302,084
     Other receivables...............        4,575           4,971
     Inventories.....................       20,907          20,090
     Prepaid expenses and other......       19,891          21,100
     Costs and estimated earnings in
      excess of billings.............       54,575          65,428
                                        ------------    -----------
               Total current
                  assets.............      412,643         422,017
PROPERTY AND EQUIPMENT, net..........       41,964          43,061
GOODWILL, less accumulated
  amortization of $20,665 and
  $23,842............................      474,529         471,275
OTHER NONCURRENT ASSETS..............       14,136          13,808
                                        ------------    -----------
               Total assets..........     $943,272       $ 950,161
                                        ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................     $  3,353       $   1,786
     Current maturities of notes to
      affiliates and former owners...       24,536          22,868
     Accounts payable................       96,032          95,763
     Accrued compensation and
      benefits.......................       36,187          29,949
     Billings in excess of costs and
      estimated earnings.............       52,170          51,522
     Other current liabilities.......       27,799          25,762
                                        ------------    -----------
               Total current
                  liabilities........      240,077         227,650
DEFERRED INCOME TAXES................        4,547           6,844
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................      225,471         250,880
NOTES TO AFFILIATES AND FORMER
  OWNERS, NET OF CURRENT
  MATURITIES.........................       52,473          40,394
OTHER LONG-TERM LIABILITIES..........        1,739           1,593
                                        ------------    -----------
               Total liabilities.....      524,307         527,361
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none issued and outstanding....       --              --
     Common stock, $.01 par,
      102,969,912 shares authorized,
      39,258,913 shares issued.......          393             393
     Treasury stock, at cost,
      1,695,524 and 1,700,270 shares,
      respectively...................      (11,978)        (12,009)
     Additional paid-in capital......      342,655         342,513
     Retained earnings...............       87,895          91,903
                                        ------------    -----------
               Total stockholders'
                  equity.............      418,965         422,800
                                        ------------    -----------
               Total liabilities and
                  stockholders'
                  equity.............     $943,272       $ 950,161
                                        ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1999        2000
                                       ----------  ----------
REVENUES.............................  $  291,926  $  362,566
COST OF SERVICES.....................     228,748     291,699
                                       ----------  ----------
          Gross profit...............      63,178      70,867
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      44,858      54,828
GOODWILL AND OTHER AMORTIZATION......       2,784       3,183
                                       ----------  ----------
          Operating income...........      15,536      12,856
OTHER INCOME (EXPENSE):
     Interest income.................         166         169
     Interest expense................      (4,187)     (6,095)
     Other...........................          42         102
                                       ----------  ----------
          Other income (expense).....      (3,979)     (5,824)
                                       ----------  ----------
INCOME BEFORE INCOME TAXES...........      11,557       7,032
PROVISION FOR INCOME TAXES...........       4,993       3,024
                                       ----------  ----------
NET INCOME...........................  $    6,564  $    4,008
                                       ==========  ==========
NET INCOME PER SHARE:
     Basic...........................  $     0.17  $     0.11
                                       ==========  ==========
     Diluted.........................  $     0.17  $     0.11
                                       ==========  ==========
SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
     Basic...........................      38,311      37,560
                                       ==========  ==========
     Diluted.........................      39,769      37,560
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK          TREASURY STOCK       ADDITIONAL                   TOTAL
                                       -------------------   ---------------------    PAID-IN     RETAINED    STOCKHOLDERS'
                                         SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS        EQUITY
                                       -----------  ------   -----------  --------   ----------   ---------   --------------
BALANCE AT DECEMBER 31, 1998.........   38,141,180   $381        --       $  --       $333,978     $45,573       $379,932
  Issuance of Common Stock:
    Acquisition of purchased
      companies......................      958,533     10        125,197       885       6,164       --             7,059
    Issuance of Employee Stock
      Purchase Plan shares...........      142,276      2        --          --          2,036       --             2,038
    Issuance of shares for options
      exercised......................       16,924   --          --          --            477       --               477
  Common Stock repurchases...........      --        --       (1,820,721)  (12,863)     --           --           (12,863)
  Net income.........................      --        --          --          --         --          42,322         42,322
                                       -----------  ------   -----------  --------   ----------   ---------   --------------
BALANCE AT DECEMBER 31, 1999.........   39,258,913    393     (1,695,524)  (11,978)    342,655      87,895        418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares
      (unaudited)....................      --        --          127,867       904        (142)      --               762
  Common Stock repurchases
      (unaudited)....................      --        --         (132,613)     (935)     --           --              (935)
  Net income (unaudited).............      --        --          --          --         --           4,008          4,008
                                       -----------  ------   -----------  --------   ----------   ---------   --------------
BALANCE AT MARCH 31, 2000
  (unaudited)........................   39,258,913   $393     (1,700,270) $(12,009)   $342,513     $91,903       $422,800
                                       ===========  ======   ===========  ========   ==========   =========   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       ------------------------
                                          1999         2000
                                       ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $    6,564  $      4,008
Adjustments to reconcile net income
  to net cash provided by
  (used in) operating activities --
     Depreciation and amortization
      expense........................       5,320         6,107
     Bad debt expense................         158           155
     Deferred tax expense
      (benefit)......................        (584)        1,834
     Gain on sale of property and
      equipment......................         (40)          (96)
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of purchased
      companies --
          (Increase) decrease in --
               Receivables, net......         (95)        7,327
               Inventories...........      (1,468)          685
               Prepaid expenses and
                   other current
                   assets............         944         1,734
               Costs and estimated
                   earnings in excess
                   of billings.......      (5,335)      (10,662)
               Other noncurrent
                   assets............        (652)          161
          Increase (decrease) in --
               Accounts payable and
                   accrued
                   liabilities.......         532       (11,165)
               Billings in excess of
                   costs and
                   estimated
                   earnings..........      (3,810)         (800)
               Other, net............         (73)         (184)
                                       ----------  ------------
          Net cash provided by (used
             in) operating
             activities..............       1,461          (896)
                                       ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................      (3,875)       (3,656)
     Proceeds from sales of property
      and equipment..................         319           176
     Cash paid for purchased
      companies, net of cash
      acquired.......................      (9,775)      --
                                       ----------  ------------
          Net cash used in investing
             activities..............     (13,331)       (3,480)
                                       ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......     (44,474)      (65,325)
     Borrowings of long-term debt....      52,282        74,554
     Proceeds from issuance of common
      stock..........................         850           762
     Repurchases of common stock.....      --              (935)
                                       ----------  ------------
          Net cash provided by
             financing activities....       8,658         9,056
                                       ----------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      (3,212)        4,680
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       6,985         3,664
                                       ----------  ------------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    3,773  $      8,344
                                       ==========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc.(Registered Trademark), a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Form 10-K").

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

     The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Form 10-K. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of revenues, expenses, assets, liabilities and contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CASH FLOW INFORMATION

     Cash paid for interest for the three months ended March 31, 1999 and 2000 was approximately $3.9 million and $5.1 million, respectively. Cash paid for income taxes for the three months ended March 31, 1999 and 2000 was approximately $2.9 million and $4.5 million, respectively.

3.  BUSINESS COMBINATIONS:

     During fiscal 1999, the Company acquired 25 businesses, which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of the Company's common stock ("Common Stock") with a market value at the dates of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000 -- (CONTINUED)

modify the terms of $2.1 million of these notes in order to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible in 2000 into 5,133 shares of Common Stock.

     There were no acquisitions for the three months ended March 31, 2000.

     The accompanying balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the purchased companies as if the acquisitions were effective on January 1, 1999 through the respective dates of acquisitions (in thousands, except per share data):

                                        THREE MONTHS ENDED
                                          MARCH 31, 1999
                                        ------------------
Revenues.............................        $320,666
Net income...........................        $  7,134
Net income per share -- diluted......        $   0.18
Shares used in computing net income
   per share -- diluted..............          40,712

     Pro forma adjustments included in the preceding table regarding the purchased companies primarily relate to (a) certain reductions in salaries and benefits to the former owners of the purchased companies which the former owners agreed would take effect as of the acquisition date, (b) amortization of goodwill related to the purchased companies, (c) interest expense on borrowings of $38.0 million related to the purchase price of the purchased companies acquired during 1999 and (d) interest expense related to subordinated notes issued in connection with the acquisition of certain purchased companies. In addition, an incremental tax provision has been recorded as if all applicable purchased companies had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the purchased companies been combined at the beginning of the period presented.

4.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                        DECEMBER 31,       MARCH 31,
                                            1999              2000
                                        ------------      ------------
                                                          (UNAUDITED)
Revolving credit facility............     $225,215          $250,800
Notes to affiliates and former
  owners.............................       77,009            63,262
Other................................        3,609             1,866
                                        ------------      ------------
Total debt...........................      305,833           315,928
Less: current maturities.............       27,889            24,654
                                        ------------      ------------
                                          $277,944          $291,274
                                        ============      ============

REVOLVING CREDIT FACILITY

     The Company has a revolving credit facility provided by Bank One, Texas, N.A. and other banks (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $300

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000 -- (CONTINUED)

million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

     As of March 31, 2000, the Company had borrowed $250.8 million under the Credit Facility at an average interest rate of approximately 8.1% per annum for the first three months of 2000. The Company's unused committed borrowing capacity under the Credit Facility was $46.8 million at March 31, 2000. As of May 10, 2000, $269.0 million was outstanding under this facility.

NOTES TO AFFILIATES AND FORMER OWNERS

     Notes in the amount of $63.3 million referred to above were issued to former owners of certain purchased companies as partial consideration of the acquisition purchase price. Of these notes, $62.9 million bear interest, payable quarterly, at a weighted average interest rate of 5.81% and $1.6 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.88 per share. The remaining notes in the amount of $0.4 million are non-interest bearing and require principal payments in equal annual installments in 2001, 2002 and 2003. The terms of the convertible subordinated notes require $0.4 million of principal payments in 2000, $0.6 million of principal payments in 2001 and $0.6 million of principal payments in 2002. The terms of the nonconvertible interest bearing subordinated notes require $10.8 million of principal payments in 2000, $28.4 million of principal payments in 2001, $21.3 million of principal payments in 2002 and $0.8 million of principal payments in 2003.

INTENDED REFINANCING

        The Company intends to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt with maturities ranging from five to ten years. As a result, the Company entered into interest rate-lock agreements during April 2000 to hedge against increases in market interest rates on the anticipated refinancing of this debt. The notional amount of these derivatives is $90 million. Because market interest rates have increased since the Company entered in these rate-lock agreements, the settlement value of them is currently positive should the Company choose to terminate these agreements.

        Because a significant amount of current borrowings under the Credit Facility is intended to be refinanced into longer-term, fixed-rate private placement debt, the Company also intends to reduce the size, and the related commitment costs, of the Credit Facility, as well as extend its maturity to November 2003. The reduction in the Credit Facility is expected to be less than the amount refinanced into private placement debt. As a result, the Company expects to increase its aggregate borrowing capacity. Because these steps include a reduction in the current Credit Facility, a portion of the deferred issuance costs of the Credit Facility proportionate to the amount of the reduction in the Credit Facility is expected to be recognized as a noncash, extraordinary charge to earnings in the second quarter. This extraordinary charge is expected to be approximately $.01 to $.02 per share.

5.  COMMITMENTS AND CONTINGENCIES:

CLAIMS AND LAWSUITS

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to limit financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements.


     A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000 -- (CONTINUED)

6.  STOCKHOLDERS' EQUITY:

TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first quarter of 2000, the Company purchased approximately 0.1 million shares at a cost of approximately $0.9 million. Subsequent to March 31, 2000, the Company has purchased approximately 43,000 additional shares at a cost of approximately $0.3 million through May 10, 2000.

RESTRICTED COMMON STOCK

     In March 1997, Notre Capital Ventures II, L.L.C. exchanged
2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Voting Common Stock"). The holders of Restricted Voting Common Stock are entitled to elect one member of the Company's Board of Directors and 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1,1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 2000, 1,211,020 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 4.3 million shares of Common Stock at prices ranging from $7.625 to $21.438 per share were outstanding for the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the respective average market price of the Common Stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after tax interest expense related to the assumed conversion of the convertible subordinated notes for the three months ended March 31, 1999 was $0.2 million. The convertible subordinated notes had an anti-dilutive effect for the three months ended March 31, 2000.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000 -- (CONTINUED)

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1999       2000
                                       ---------  ---------
Common shares outstanding, end of
  period.............................     38,578     37,559
Effect of using weighted average
  common shares outstanding..........       (267)         1
Shares used in computing earnings per  ---------  ---------
  share -- basic.....................     38,311     37,560
Effect of shares issuable under stock
  option plans based on the treasury
  stock method.......................        166     --
Effect of shares issuable related to
  convertible notes..................      1,292     --
                                       ---------  ---------
Shares used in computing earnings per
  share -- diluted...................     39,769     37,560
                                       =========  =========

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical consolidated financial statements of Comfort Systems USA (Registered Trademark), Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

     The Company is a leading national provider of comprehensive HVAC installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

     Historical results are not necessarily indicative of future results of the Company because, among other things, the businesses acquired were not under common control or management prior to their acquisition. The results of the Company have historically been subject to seasonal fluctuations. The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the HVAC industry may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period. These interim historical statements of operations should be read in conjunction with the historical consolidated financial statements and related notes of Comfort Systems, filed herewith, and the additional information and the respective financial statements and related notes of Comfort Systems included in the Form 10-K.

RESULTS OF OPERATIONS -- HISTORICAL (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                       --------------------------------------------
                                               1999                   2000
                                       ---------------------  ---------------------
Revenues.............................  $  291,926      100.0% $  362,566      100.0%
Cost of services.....................     228,748       78.4     291,699       80.5
                                       ----------  ---------  ----------  ---------
Gross profit.........................      63,178       21.6      70,867       19.5
Selling, general and administrative
  expenses...........................      44,858       15.4      54,828       15.1

Goodwill and other amortization......       2,784        1.0       3,183        0.9
                                       ----------  ---------  ----------  ---------
Operating income.....................      15,536        5.3      12,856        3.5
Other income (expense)...............      (3,979)      (1.4)     (5,824)      (1.6)
                                       ----------  ---------  ----------  ---------
Income before income taxes...........      11,557        4.0       7,032        1.9
Provision for income taxes...........       4,993     --           3,024     --
                                       ----------  ---------  ----------  ---------
Net income...........................  $    6,564        2.2% $    4,008        1.1%
                                       ==========  =========  ==========  =========

     REVENUES -- Revenues increased $70.6 million, or 24.2%, to $362.6 million for the first quarter of 2000 compared to 1999. Approximately 13.6% of the increase in revenues related to internal growth and the remaining 10.6% resulted from acquisition activity during 1999. An increase in subcontracting revenues between periods accounted for approximately 3% of the total increase in revenues from the first quarter of 1999. The Company believes that the construction industry is continuing to experience capacity issues principally relating to shortages of labor which could impact the Company's internal revenue growth.

     GROSS PROFIT -- Gross profit increased $7.7 million, or 12.2%, to $70.9 million for the first quarter of 2000 compared to 1999. As a percentage of revenues, gross profit decreased from 21.6% for the three months ended March 31, 1999 to 19.5% for the three months ended March 31, 2000. This decrease in gross profit as a percentage of revenues resulted from increased labor costs, an increase in lower margin subcontracting activity, execution shortfalls and operational inefficiencies as a result of the Company's current activity levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A increased $10.0 million, or 22.2%, to $54.8 million for the first quarter of 2000 compared to 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 15.4% for the three months ended March 31, 1999 to 15.1% for the three months ended March 31, 2000. This decrease in SG&A as a percentage of revenues resulted from increased revenue volume without a commensurate increase in overhead costs.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased $1.8 million, or 46.4%, to $5.8 million for the first quarter of 2000 compared to 1999 primarily due to the increase in interest expense related to the acquisition of purchased companies in 1999 and repurchases of the Company's common stock
("Common Stock").

LIQUIDITY AND CAPITAL RESOURCES -- HISTORICAL

     For the three months ended March 31, 2000, net cash used in operating activities was $0.9 million primarily as a result of an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable and accrued liabilities. Cash provided by operating activities for the three months ended March 31, 1999 was $1.5 million.

     Cash used in investing activities was $3.5 million for the three months ended March 31, 2000, primarily in connection with purchases of property and equipment for $3.7 million. Cash used in investing activities for the three months ended March 31, 1999 was $13.3 million, primarily for the acquisition of purchased companies.

     Cash provided by financing activities for the three months ended March 31, 2000 was $9.1 million and was primarily attributable to net borrowings of long-term debt of $9.2 million, which were primarily used for working capital and capital expenditures. Net cash provided by financing activities for the three months ended March 31, 1999 was $8.7 million and was primarily attributable to net borrowings of long-term debt related to the acquisition of purchased companies.

     The Company has a revolving credit facility provided by Bank One, Texas, N.A. and other banks (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of zero to 1.25% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.0% to 2.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA. Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility. The Credit Facility prohibits the payment of dividends by the Company without the lenders' approval and requires the Company to comply with certain financial covenants. The amended Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due.

     As of March 31, 2000, the Company had borrowed $250.8 million under the Credit Facility at an average interest rate of approximately 8.1% per annum for the first three months of 2000. The Company's unused committed borrowing capacity under the Credit Facility was $46.8 million at March 31, 2000. As of May 10, 2000, $269.0 million was outstanding under this facility.

     The Company intends to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt with maturities ranging from five to ten years. As a result, the Company entered into interest rate-lock agreements during April 2000 to hedge against increases in market interest rates on the anticipated refinancing of this debt. The notional amount of these derivatives is $90 million. Because market interest rates have increased since the Company entered in these rate-lock agreements, the settlement value of them is currently positive should the Company choose to terminate these agreements.

     Because a significant amount of current borrowings under the Credit Facility is intended to be refinanced into longer-term, fixed-rate private placement debt, the Company also intends to reduce the size, and the related commitment costs, of the Credit Facility, as well as extend its maturity to November 2003. The reduction in the Credit Facility is expected to be less than the amount refinanced into private placement debt. As a result, the Company expects to increase its aggregate borrowing capacity. Because these steps include a reduction in the current Credit Facility, a portion of the deferred issuance costs of the Credit Facility proportionate to the amount of the reduction in the Credit Facility is expected to be recognized as a noncash, extraordinary charge to earnings in the second quarter.This extraordinary charge is expected to be approximately $.01 to $.02 per share.

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first quarter of 2000, the Company purchased approximately 0.1 million shares at a cost of approximately $0.9 million. Subsequent to March 31, 2000, the Company purchased approximately 43,000 additional shares at a cost of approximately $0.3 million through May 10, 2000.

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

     The Company's initial assessment identified Year 2000 issues within the Company's operating systems. The total cost of Year 2000 enhancements was approximately $800,000 and was funded from operating cash flows. The majority of such costs was for the acquisition of hardware and software and was capitalized. The remaining costs were expensed as incurred and did not have a material effect on the results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily related to potential adverse changes in interest rates. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. The Company intends to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt with maturities ranging from five to ten years. As a result, the Company entered into interest rate-lock agreements during April 2000 to hedge against increases in market interest rates on the anticipated refinancing of this debt. The notional amount of these derivatives is $90 million. Because market interest rates have increased since the Company entered in these rate-lock agreements, the settlement value of them is currently positive should the Company choose to terminate these agreements.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended March 31, 2000, the Company did not issue any unregistered shares of its common stock in connection with acquisitions.

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

                                            COMFORT SYSTEMS USA, INC.

                                            By: /s/  J. GORDON BEITTENMILLER
                                                --------------------------------
                                                 J. GORDON BEITTENMILLER
                                                EXECUTIVE VICE PRESIDENT,
                                               CHIEF FINANCIAL OFFICER AND
                                                       DIRECTOR

Dated:  May  12, 2000