Form 10-Q
period 2000-06-30
COMFORT SYSTEMS USA INC
filed 2000-08-14
CIK 1035983

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     The number of shares outstanding of the issuer's common stock, as of August 10, 2000, was 37,129,747.

================================================================================

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                                                            PAGE
                                                                            ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC.
                Consolidated Balance Sheets..............................      1
                Consolidated Statements of Operations....................      2
                Consolidated Statements of Stockholders' Equity..........      3
                Consolidated Statements of Cash Flows....................      4
                Condensed Notes to Consolidated Financial Statements.....      5
     Item 2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     11
     Item 3 -- Quantitative and Qualitative Disclosures about Market
                  Risk...................................................     15
Part II -- Other Information
     Item 1 -- Legal Proceedings.........................................     16
     Item 2 -- Recent Sales of Unregistered Securities...................     16
     Item 4 -- Submission of Matters to a Vote of Security Holders.......     16
     Item 6 -- Exhibits and Reports on Form 8-K..........................     16
     Item 9 -- Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     17
     Signature...........................................................     18

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         DECEMBER 31,     JUNE 30,
                                             1999           2000
                                         ------------    -----------
                                                         (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $  3,664       $  8,902
     Accounts receivable.............       314,599        354,922
          Less -- Allowance.........          5,568          6,661
                                           --------       --------
               Accounts receivable,
                  net................       309,031        348,261
     Other receivables...............         4,575          5,711
     Inventories.....................        20,907         20,581
     Prepaid expenses and other......        19,891         23,221
     Costs and estimated earnings in
      excess of billings.............        54,575         52,868
                                           --------       --------
               Total current assets..       412,643        459,544
PROPERTY AND EQUIPMENT, net..........        41,964         45,315
GOODWILL, less accumulated
  amortization of $20,665 and $26,997       474,529        468,179
OTHER NONCURRENT ASSETS..............        14,136          5,543
                                           --------       --------
               Total assets..........      $943,272       $978,581
                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................      $  3,353       $    254
     Current maturities of notes to
      affiliates and former owners...        24,536         19,472
     Accounts payable................        96,032        114,727
     Accrued compensation and
      benefits.......................        36,187         35,807
     Billings in excess of costs and
      estimated earnings.............        52,170         69,929
     Other current liabilities.......        27,799         27,904
                                           --------       --------
               Total current
                  liabilities........       240,077        268,093
DEFERRED INCOME TAXES................         4,547          6,844
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................       225,471        246,119
NOTES TO AFFILIATES AND FORMER
  OWNERS, NET OF CURRENT MATURITIES..        52,473         36,637
OTHER LONG-TERM LIABILITIES..........         1,739          1,257
                                           --------       --------
               Total liabilities.....       524,307        558,950
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none issued and outstanding....       --              --
     Common stock, $.01 par,
      102,969,912 shares authorized,
      39,258,913 shares issued.......           393            393
     Treasury stock, at cost,
      1,695,524 and 2,129,166 shares,
      respectively...................       (11,978)       (14,273)
     Additional paid-in capital......       342,655        342,513
     Retained earnings...............        87,895         90,998
                                           --------       --------
               Total stockholders'
                  equity.............       418,965        419,631
                                           --------       --------
               Total liabilities and
                  stockholders'
                  equity.............      $943,272       $978,581
                                           ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                         -----------------------       -----------------------
                                           1999           2000           1999           2000
                                         --------       --------       --------       --------
REVENUES.............................    $341,493       $404,970       $633,419       $767,536
COST OF SERVICES.....................     265,254        334,332        494,002        626,031
                                         --------       --------       --------       --------
          Gross profit...............      76,239         70,638        139,417        141,505
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      43,333         56,687         88,191        111,515
GOODWILL AMORTIZATION................       2,883          3,149          5,667          6,332
                                         --------       --------       --------       --------
          Operating income...........      30,023         10,802         45,559         23,658
OTHER INCOME (EXPENSE):
     Interest income.................         225            207            392            378
     Interest expense................      (4,628)        (6,681)        (8,816)       (12,778)
     Other...........................          61            (12)           103             90
                                         --------       --------       --------       --------
          Other income (expense).....      (4,342)        (6,486)        (8,321)       (12,310)
                                         --------       --------       --------       --------
REDUCTIONS IN NON-OPERATING
  ASSETS AND LIABILITIES, NET........      --             (5,190)         --            (5,190)
                                         --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES....      25,681           (874)        37,238          6,158
PROVISION FOR INCOME TAXES...........      11,036             31         16,029          3,055
                                         --------       --------       --------       --------
NET INCOME (LOSS)....................    $ 14,645       $   (905)      $ 21,209       $  3,103
                                         ========       ========       ========       ========
NET INCOME (LOSS) PER SHARE:
     Basic...........................    $   0.38       $  (0.02)      $   0.55       $   0.08
                                         ========       ========       ========       ========
     Diluted.........................    $   0.37       $  (0.02)      $   0.54       $   0.08
                                         ========       ========       ========       ========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE:
     Basic...........................      38,734         37,496         38,524         37,528
                                         ========       ========       ========       ========
     Diluted.........................      40,644         37,496         40,725         37,538
                                         ========       ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK          TREASURY STOCK       ADDITIONAL                   TOTAL
                                         -------------------   ---------------------    PAID-IN     RETAINED    STOCKHOLDERS'
                                           SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS        EQUITY
                                         ----------   ------   ----------   --------   ----------   ---------   --------------
BALANCE AT DECEMBER 31, 1998.........    38,141,180    $381          --     $   --     $  333,978   $  45,573     $379,932
  Issuance of Common Stock:
    Acquisition of purchased
      companies......................       958,533      10       125,197        885        6,164        --          7,059
    Issuance of Employee Stock
      Purchase Plan shares...........       142,276       2          --         --          2,036        --          2,038
    Issuance of shares for options
      exercised......................        16,924     --           --         --            477        --            477
  Common Stock repurchases...........          --       --     (1,820,721)   (12,863)       --           --        (12,863)
  Net income.........................          --       --           --         --          --         42,322       42,322
                                         ----------    ----    ----------   --------    --------    ---------     ---------
BALANCE AT DECEMBER 31, 1999.........    39,258,913     393    (1,695,524)   (11,978)    342,655       87,895      418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares
      (unaudited)....................          --       --        127,867        904        (142)        --            762
  Common Stock repurchases
    (unaudited)......................          --       --       (175,513)    (1,224)       --           --         (1,224)
  Shares exchanged in repayment of
    notes
    receivable (unaudited)...........          --       --       (385,996)    (1,975)       --           --         (1,975)
  Net income (unaudited).............          --       --           --         --          --          3,103        3,103
                                         ----------    ----    ----------   --------    --------    ---------     ---------
BALANCE AT JUNE 30, 2000
  (unaudited)........................    39,258,913    $393    (2,129,166)  $(14,273)   $342,513      $90,998     $419,631
                                         ==========    ====    ==========   ========    ========    =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                         ------------------------
                                           1999           2000
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................    $  21,209      $   3,103
Adjustments to reconcile net income
  to net cash provided by operating
  activities  --
     Depreciation and amortization
      expense........................       11,033         12,191
     Bad debt expense................          315          1,875
     Deferred tax expense
      (benefit)......................         (542)           203
     Gain on sale of property and
      equipment......................         (190)          (156)
     Reduction in non-operating
      assets and liabilities, net....       --              5,190
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of purchased
      companies  --
          (Increase) decrease in  --
               Receivables, net......      (32,480)       (40,570)
               Inventories...........       (2,219)           194
               Prepaid expenses and
                   other current
                   assets............        2,508          4,649
               Costs and estimated
                   earnings in excess
                   of billings.......       (6,375)         1,898
               Other noncurrent
                   assets............        1,376            927
          Increase (decrease) in  --
               Accounts payable and
                   accrued
                   liabilities.......       10,647         10,913
               Billings in excess of
                   costs and
                   estimated
                   earnings..........         (573)        17,605
               Other, net............         (188)          (524)
                                         ---------      ---------
          Net cash provided by
             operating activities....        4,521         17,498
                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................       (7,692)        (9,430)
     Proceeds from sales of property
      and equipment..................          862            485
     Cash paid for purchased
      companies, net of cash
      acquired.......................      (17,202)         --
     Other...........................         (500)         --
                                         ---------      ---------
          Net cash used in investing
             activities..............      (24,532)        (8,945)
                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......     (100,063)      (148,519)
     Borrowings of long-term debt....      116,582        145,666
     Proceeds from issuance of common
      stock..........................          913            762
     Repurchases of common stock.....       --             (1,224)
                                         ---------      ---------
          Net cash provided by (used
             in) financing
             activities..............       17,432         (3,315)
                                         ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       (2,579)         5,238
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        6,985          3,664
                                         ---------      ---------
CASH AND CASH EQUIVALENTS, end of
  period.............................    $   4,406      $   8,902
                                         =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

CASH FLOW INFORMATION

     Cash paid for interest for the six months ended June 30, 1999 and 2000 was approximately $7.3 million and $11.9 million, respectively. Cash paid for income taxes for the six months ended June 30, 1999 and 2000 was approximately
$14.8 million and $10.8 million, respectively.

3.  REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET

     During the quarter ended June 30, 2000, the Company recorded a non-cash charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets. These assets primarily related to notes receivable from former business owners. In addition, the Company recorded an impairment of approximately $0.8 million to its minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. The Company also recorded a gain of approximately $0.6 million on the reduction of its subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 -- (CONTINUED)

4.  BUSINESS COMBINATIONS:

     During fiscal 1999, the Company acquired 25 businesses which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of the Company's common stock ("Common Stock") with a fair value at the dates of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $2.1 million of these notes in order to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible in 2000 into 5,133 shares of Common Stock.

     There were no acquisitions during the six months ended June 30, 2000.

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

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the purchased companies as if the acquisitions were effective on January 1, 1999 through the respective dates of acquisitions (in thousands, except per share data):

                                         SIX MONTHS ENDED
                                          JUNE 30, 1999
                                         ----------------
Revenues.............................        $680,269
Net income...........................        $ 21,998
Net income per share -- diluted.....         $   0.55
Shares used in computing net income
  per share -- diluted..............           41,466

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

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 -- (CONTINUED)

5. LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                         DECEMBER 31,         JUNE 30,
                                             1999               2000
                                         ------------       ------------
                                                            (UNAUDITED)

Revolving credit facility............      $225,215           $246,000
Notes to affiliates and former
  owners.............................        77,009             56,109
Other................................         3,609                373
                                           --------           --------
Total debt...........................       305,833            302,482
Less: current maturities.............        27,889             19,726
                                           --------           --------
                                           $277,944           $282,756
                                           ========           ========

REVOLVING CREDIT FACILITY

     The Company has a revolving credit facility ("Credit Facility") provided by Bank One, Texas, N.A. and other banks (the "Bank Group"). The Credit Facility provides the Company with a revolving line of credit of up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of 0.25% to 1.75% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.25% to 3.00%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA (as defined). Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility.

     The Credit Facility prohibits payment of dividends by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and principal repayments of subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA. Under the terms of the Credit Facility that were in effect as of June 30, 2000, the Company was in violation of the ratio requirements of senior debt to EBITDA and subordinate debt repayments, in both cases by small amounts. The Bank Group has waived these violations. In connection with these waivers, the Bank Group has agreed to reduce the required ratios of EBITDA to interest expense and debt to EBITDA through the maturity of the Credit Facility.

     As of June 30, 2000, the Company had borrowed $246.0 million under the Credit Facility at an average interest rate of approximately 8.3% per annum for the first six months of 2000. The Credit Facility's interest rate terms as summarized above are effective as of August 11, 2000 and will result in an increase of approximately 0.50% in the additional margin and related costs the Company pays in excess of the indicated market interest rate in either of the interest rate options. The Company's unused committed borrowing capacity under the Credit Facility was $51.6 million at June 30, 2000. As of August 10, 2000, $257.0 million was outstanding under this facility.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 -- (CONTINUED)

INTENDED REFINANCINGS

     Earlier this year, the Company intended to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt. In anticipation of this transaction, the Company entered into interest rate lock agreements to hedge against increases in market interest rates. In the second quarter, the Company elected not to complete this refinancing and terminated the interest lock agreements at a nominal gain. In connection with this refinancing, the Company also had intended to decrease the size of the Credit Facility. As disclosed by the Company in May, if this had occurred, the Company would have recognized extraordinary charges of approximately $0.01 to $0.02 per share for the write-off of a portion of the deferred issuance costs of the Credit Facility. Because the Company no longer intends to reduce the Credit Facility, it no longer expects such charges will be necessary.

     The Company is considering steps to extend the maturity of, or otherwise refinance, its borrowings under the Credit Facility. These amounts currently mature in November 2001.

NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as partial consideration of the acquisition purchase price and had an outstanding balance of $56.1 million as of June 30, 2000. Of these notes, $55.8 million bear interest, payable quarterly, at a weighted average interest rate of 5.81% and $1.4 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.40 per share. The remaining notes in the amount of $0.3 million are non-interest bearing and require principal payments in equal annual installments in 2001, 2002 and 2003. The terms of the convertible subordinated notes require
$0.2 million of principal payments in 2000, $0.6 million of principal payments in 2001 and $0.6 million of principal payments in 2002. The terms of the nonconvertible interest bearing subordinated notes require $5.3 million of principal payments in 2000, $26.9 million of principal payments in 2001, $21.3 million of principal payments in 2002 and $0.9 million of principal payments in 2003.

     Under the current terms of the Credit Facility, the Company may be restricted from making scheduled repayments of subordinate debt beginning in October 2000. If this occurs, the Company has at least one year to regain compliance with the terms of the subordinate debt. The Company intends to negotiate the disposition of this issue in connection with pursuing an extension of the maturity of borrowings outstanding under the Credit Facility as discussed above.

6. COMMITMENTS AND CONTINGENCIES:

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

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 -- (CONTINUED)

7.  STOCKHOLDERS' EQUITY:

TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first six months of 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. The Company does not expect significant further share repurchases under this program for the foreseeable future.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 2000, 1,270,328 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 4.0 million shares of Common Stock at prices ranging from $7.625 to $21.438 per share were outstanding for the six months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the respective average market price of the Common Stock. Options had an anti-dilutive effect for the three months ended June 30, 2000 because the Company reported a net loss during this period, and therefore, are not included in the diluted EPS calculation. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after-tax interest expense related to the assumed conversion of the convertible subordinated notes during the three months and six months ended June 30, 1999 was $0.3 million and $0.7 million, respectively. The convertible subordinated notes had an anti-dilutive effect during the three months and six months ended June 30, 2000, and therefore, are not included in the diluted EPS calculation.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 -- (CONTINUED)

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     --------------------   --------------------
                                                       1999        2000       1999        2000
                                                     --------    --------   --------    --------
Common shares outstanding, end of period .........     38,878      37,130     38,878      37,130
Effect of using weighted average common shares
  outstanding ....................................       (144)        366       (354)        398
                                                     --------    --------   --------    --------
Shares used in computing earnings per share --
  basic ..........................................     38,734      37,496     38,524      37,528
Effect of shares issuable under stock option plans
  based on the treasury stock method .............        286        --          223          10
Effect of shares issuable related to convertible
  notes ..........................................      1,624        --        1,978        --
                                                     --------    --------   --------    --------
Shares used in computing earnings per share --
  diluted ........................................     40,644      37,496     40,725      37,538
                                                     ========    ========   ========    ========

                                       10

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical consolidated financial statements of Comfort Systems USA, Inc. ("Comfort Systems' and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results,' included in the Form 10-K.

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

RESULTS OF OPERATIONS -- (IN THOUSANDS)

                                                   THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                        JUNE 30,                                    JUNE 30,
                                         --------------------------------------      --------------------------------------
                                               1999                 2000                   1999                 2000
                                         -----------------    -----------------      -----------------    -----------------
Revenues.............................    $341,493    100.0%   $404,970    100.0%     $633,419    100.0%   $767,536    100.0%
Cost of services.....................     265,254     77.7     334,332     82.6       494,002     78.0     626,031     81.6
                                         --------             --------               --------             --------
Gross profit.........................      76,239     22.3      70,638     17.4       139,417     22.0     141,505     18.4
Selling, general and administrative
  expenses...........................      43,333     12.7      56,687     14.0        88,191     13.9     111,515     14.5
Goodwill amortization................       2,883      0.8       3,149      0.8         5,667      0.9       6,332      0.8
                                         --------             --------               --------             --------
Operating income.....................      30,023      8.8      10,802      2.7        45,559      7.2      23,658      3.1
Other income (expense)...............      (4,342)     1.3      (6,486)    (1.6)       (8,321)     1.3     (12,310)   (1.6)
Reductions in non-operating assets
  and liabilities, net...............         --        --      (5,190)    (1.3)          --       --       (5,190)   (0.7)
                                         --------             --------               --------             --------
Income (loss) before income taxes....      25,681      7.5        (874)    (0.2)       37,238      5.9       6,158      0.8
Provision for income taxes...........      11,036       --         31      --          16,029      --        3,055       --
                                         --------             --------               --------             --------
Net income (loss)....................    $ 14,645      4.3    $   (905)    (0.2)     $ 21,209      3.3    $  3,103      0.4
                                         ========             ========               ========             ========

     REVENUES -- Revenues increased $63.5 million, or 18.6%, to $405.0 million for the second quarter of 2000 and increased $134.1 million, or 21.2%, to $767.5 million for the first six months of 2000, compared to the same periods in 1999. For the three months ended June 30, 2000, approximately 13.8% of the increase in revenues related to internal growth and the remaining 4.8% resulted from acquisition activity in 1999. Approximately 13.8% of the increase in revenues for the first six months of 2000 related to internal growth and the remaining 7.4% resulted from acquisition activity during 1999. Approximately 3% of the total increase in revenues for both the three and six months ended
June 30, 2000 resulted from the Company's ability to increase volume by subcontracting portions of projects to other contractors. The Company believes that the construction industry is continuing to experience capacity issues, principally relating to shortages of labor, which could hinder the Company's ability to increase its revenue volume while maintaining its historical margins.

     GROSS PROFIT -- Gross profit decreased $5.6 million, or 7.3%, to
$70.6 million for the second quarter of 2000 and increased $2.1 million, or 1.5%, to $141.5 million for the first six months of 2000, compared to the same periods in 1999. As a percentage of revenues, gross profit decreased from 22.3% for the three months ended June 30, 1999 to 17.4% for the three months ended June 30, 2000 and from 22.0% for the first six months of 1999 to 18.4% for the first six months of 2000. During the second quarter of 2000, the Company reported negative gross profit of approximately $4.6 million related to its operations at a company in the Midwest. These losses were realized in connection with several projects priced significantly below cost, execution problems and other management shortfalls. The remaining decrease in gross profit as a percentage of revenues resulted from increased labor costs, pricing pressures in certain markets and scheduling and efficiency challenges associated with labor availability and productivity at the high levels of activity at most of our operations. The Company has also realized a change in its mix of revenue volume to include more subcontracting activities which generally carry lower margins. In addition, the Company also experienced weak performance at several locations relating to ongoing turnaround efforts and execution difficulties.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A increased $13.4 million, or 30.8%, to $56.7 million for the second quarter of 2000 and increased $23.3 million, or 26.4%, to $111.5 million for the first six months of 2000, compared to the same periods in 1999. As a percentage of revenues, selling, general and administrative expenses increased from 12.7% for the three months ended June 30, 1999 to 14.0% for the three months ended June 30, 2000 and from 13.9% for the first six months of 1999 to 14.5% for the first six months of 2000. This increase in SG&A as a percentage of revenues resulted primarily from 1999 acquisitions including Outbound Services where the Company has incurred additional SG&A to support expansion of its e-commerce activities. The Company also increased corporate and regional office spending to support the requirements of a larger organization and expand its focus on serving national accounts. In addition, as discussed above, the Company has experienced weak performance at several locations relating to turnaround efforts and execution difficulties and these companies have realized a disproportionate amount of SG&A as compared to their revenue volumes.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased $2.1 million, or 49.4%, to $6.5 million for the second quarter of 2000 and increased $4.0 million, or 47.9%, to $12.3 million for the first six months of 2000, compared to the same periods in 1999. This increase was primarily due to the increase in interest expense related to the acquisition of purchased companies in 1999 and repurchases of the Company's common stock ("Common Stock").

     REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET -- During the quarter ended June 30, 2000, the Company recorded a non-cash charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets. These assets primarily related to notes receivable from former business owners. In addition, the Company recorded an impairment of approximately $0.8 million to its minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. The Company also recorded a gain of approximately $0.6 million on the reduction of its subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, net cash provided by operating activities was $17.5 million and represents an increase of $13.0 million over the comparable period of the prior year. During the current year, the Company has focused on improving its cash flow. The increase is primarily as a result of the increase in accounts payable and accrued liabilities and the increase in billings in excess of costs and estimated earnings. Cash provided by operating activities for the six months ended June 30, 1999 was $4.5 million primarily due to an increase in accounts payable and accrued liabilities.

     Cash used in investing activities was $8.9 million for the six months ended June 30, 2000, primarily in connection with purchases of property and equipment for $9.4 million. Cash used in investing activities for the six months ended June 30, 1999 was $24.5 million, primarily for the acquisition of purchased companies.

     Cash used in financing activities for the six months ended June 30, 2000 was $3.3 million and was primarily attributable to net payments of long-term debt of $2.9 million. Net cash provided by financing activities for the six months ended June 30, 1999 was $17.4 million and was primarily attributable to net borrowings of long-term debt related to the acquisition of purchased companies.

     The Company has a revolving credit facility ("Credit Facility") provided by Bank One, Texas, N.A. and other banks ("the Bank Group"). The Credit Facility provides the Company with a revolving line of credit of up to $300 million secured by accounts receivable, inventory and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on November 1, 2001, at which time all amounts outstanding under the Credit Facility are due. The Company currently has a choice of two interest rate options when borrowing under the Credit Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the bank's prime rate. An additional margin of 0.25% to 1.75% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 1.25% to 3.00%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA (as defined). Commitment fees of 0.25% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the facility.

     The Credit Facility prohibits payment of dividends by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and principal repayments of subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA. Under the terms of the Credit Facility that were in effect as of June 30, 2000, the Company was in violation of the ratio requirements of senior debt to EBITDA and subordinate debt repayments, in both cases by small amounts. The Bank Group has waived these violations. In connection with these waivers, the Bank Group has agreed to reduce the required ratios of EBITDA to interest expense and debt to EBITDA through the maturity of the Credit Facility.

     As of June 30, 2000, the Company had borrowed $246.0 million under the Credit Facility at an average interest rate of approximately 8.3% per annum for the first six months of 2000. The Credit Facility's interest rate terms as summarized above are effective as of August 11, 2000 and will result in an increase of approximately 0.50% in the additional margin and related costs the Company pays in excess of the indicated market interest rate in either of the interest rate options. The Company's unused committed borrowing capacity under the Credit Facility was $51.6 million at June 30, 2000. As of August 10, 2000, $257.0 million was outstanding under this facility.

     Earlier this year, the Company intended to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt. In anticipation of this transaction, the Company entered into interest rate lock agreements to hedge against increases in market interest rates. In the second quarter, the Company elected not to complete this refinancing and terminated the interest lock agreements at a nominal gain. The Company is considering steps to extend the maturity of, or otherwise refinance, its borrowings under the Credit Facility. These amounts currently mature in November 2001.

     Subordinated notes were issued to former owners of certain purchased companies as partial consideration of the acquisition purchase price and had an outstanding balance of $56.1 million as of June 30, 2000. Of these notes, $55.8 million bear interest, payable quarterly, at a weighted average interest rate of 5.81% and $1.4 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.40 per share. The remaining notes in the amount of $0.3 million are non-interest bearing and require principal payments in equal annual installments in 2001, 2002 and 2003. The terms of the convertible subordinated notes require $0.2 million of principal payments in 2000, $0.6 million of principal payments in 2001 and $0.6 million of principal payments in 2002. The terms of the nonconvertible interest bearing subordinated notes require $5.3 million of principal payments in 2000, $26.9 million of principal payments in 2001, $21.3 million of principal payments in 2002 and $0.9 million of principal payments in 2003.

     Under the current terms of the Credit Facility, the Company may be restricted from making scheduled repayments of subordinate debt beginning in October 2000. If this occurs, the Company has at least one year to regain compliance with the terms of the subordinate debt. The Company intends to negotiate the disposition of this issue in connection with pursuing an extension of the maturity of borrowings outstanding under the Credit Facility as discussed above.

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first six months of 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. The Company does not expect significant further share repurchases under this program for the foreseeable future.

     The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs. The Company will need to extend the maturity of its borrowings under the Credit Facility, and may also need to extend maturities of some of its subordinate debt to affiliates and former owners. As discussed above, the Company is considering alternatives to accomplish these steps. There can be no assurance that extensions can be obtained, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended June 30, 2000, the Company did not issue any unregistered shares of its common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Houston, Texas on May 18, 2000. The following sets forth matters submitted to a vote of stockholders:

     (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated April 24, 2000, for terms expiring at the 2003 annual stockholders' meeting or until their successors have been elected and qualified -- Class III directors are Alfred J. Giardinelli, Samuel M. Lawrence, Robert M. Powers, Diane D. Sanders, and Steven S. Harter. Every director was elected by more than a majority of the outstanding shares of Common Stock of the Company, except for Mr. Harter who was elected by more than a majority of the outstanding shares of Restricted Voting Common Stock. Mr. Giardinelli had 30,304,902 shares voted in favor, with 546,103 shares withheld, Mr. Harter had 1,273,004 shares voted in favor, with no shares withheld, Mr. Lawrence had 30,304,844 shares voted in favor, with 546,161 shares withheld, Mr. Powers had 30,304,776 shares voted in favor, with 546,229 shares withheld, Diane D. Sanders had 31,640,800 shares voted in favor, with 295,926 shares withheld.

     (b) A majority of the outstanding shares of Common Stock of the Company approved the amendment of the 1998 Employee Stock Purchase Plan to increase the number of shares issuable by 600,000 shares. Shares voted in favor 24,239,970, with 872,151 shares against, and 108,637 shares abstained.

     (c) A majority of the outstanding shares of Common Stock of the Company approved the adoption of the 2000 Incentive Plan, and to authorize the issuance of up to 3,500,000 options to purchase shares. Shares voted in favor 23,271,825, with 3,071,061 shares against, and 150,839 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         10.1 -- Severance and General Release Agreement between Fred M. Ferreira and the Company dated June 30, 2000. (Filed herewith).

         10.2 -- Employment Agreement between William F. Murdy and the Company dated June 27, 2000. (Filed herewith).

         10.3 -- Note Modification Agreement between Mark Shambaugh and the Company dated August 8, 2000. (Filed herewith).

         10.4 -- Note Termination Agreement among Salvatore Fichera and Salvatore Giardina, Sorce Properties LLC, and F&G Mechanical Corporation dated June 23, 2000. (Filed herewith).

         10.5 -- Third Amendment to Credit Agreement dated as of August 11, 2000 amending the Third Amended and Restated Credit Agreement dated December 14, 1998 among the Company and its subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein. (Filed herewith).

         10.6 -- Amendment to 1998 Employee Stock Purchase Plan dated May 18, 2000. (Filed herewith).

         10.7 -- Comfort Systems USA, Inc. 2000 Incentive Plan. (Filed herewith).

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

Dated:  August 14, 2000