Form 10-Q
period 2000-09-30
COMFORT SYSTEMS USA INC
filed 2000-11-14
CIK 1035983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

     The number of shares outstanding of the issuer's common stock, as of November 13, 2000, was 37,286,284.

                           COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                            PAGE
                                                                            ----
Part I -- Financial Information
     Item 1 -- Financial Statements
          COMFORT SYSTEMS USA, INC ........................................
                Consolidated Balance Sheets ...............................    1
                Consolidated Statements of Operations .....................    2
                Consolidated Statements of Stockholders' Equity ...........    3
                Consolidated Statements of Cash Flows .....................    4
                Condensed Notes to Consolidated Financial Statements ......    5
     Item 2 -- Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   12
     Item 3 -- Quantitative and Qualitative Disclosures about Market Risk .   16
Part II -- Other Information
     Item 1 -- Legal Proceedings ..........................................   17
     Item 2 -- Recent Sales of Unregistered Securities ....................   17
     Item 6 -- Exhibits and Reports on Form 8-K ...........................   17
     Item 9 -- Changes and Disagreements with Accountants on Accounting and
               Financial Disclosure .......................................   17
     Signature ............................................................   18

                           COMFORT SYSTEMS USA, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         DECEMBER 31,    SEPTEMBER 30,
                                             1999            2000
                                         ------------    -------------
                                                         (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $  3,664        $  7,700
     Accounts receivable, less
      allowance of $5,568 and
      $7,917.........................       309,031         360,517
     Other receivables...............         4,575           5,981
     Inventories.....................        20,907          19,908
     Prepaid expenses and other......        19,891          29,908
     Costs and estimated earnings in
      excess of billings.............        54,575          48,151
                                           --------        --------
               Total current assets..       412,643         472,165
PROPERTY AND EQUIPMENT, net..........        41,964          46,260
GOODWILL, less accumulated
  amortization of $20,665 and
  $30,131............................       474,529         458,064
OTHER NONCURRENT ASSETS..............        14,136           4,842
                                           --------        --------
               Total assets..........      $943,272        $981,331
                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................      $  3,353        $    221
     Current maturities of notes to
      affiliates and former owners...        24,536          15,499
     Accounts payable................        96,032         119,814
     Accrued compensation and
      benefits.......................        36,187          41,602
     Billings in excess of costs and
      estimated earnings.............        52,170          67,768
     Other current liabilities.......        27,799          29,137
                                           --------        --------
               Total current
                liabilities..........       240,077         274,041
DEFERRED INCOME TAXES................         4,547           6,746
LONG-TERM DEBT, NET OF CURRENT
  MATURITIES.........................       225,471         248,069
NOTES TO AFFILIATES AND FORMER
  OWNERS, NET OF CURRENT
  MATURITIES.........................        52,473          35,187
OTHER LONG-TERM LIABILITIES..........         1,739             586
                                           --------        --------
               Total liabilities.....       524,307         564,629
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par,
      5,000,000 shares authorized,
      none issued and outstanding....        --              --
     Common stock, $.01 par,
      102,969,912 shares authorized,
      39,258,913 shares issued.......           393             393
     Treasury stock, at cost,
      1,695,524 and 1,927,821 shares,
      respectively...................       (11,978)        (12,923)
     Additional paid-in capital......       342,655         341,923
     Retained earnings...............        87,895          87,309
                                           --------        --------
               Total stockholders'
                equity...............       418,965         416,702
                                           --------        --------
               Total liabilities and
                stockholders' equity       $943,272        $981,331
                                           ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                         -----------------------       ---------------------------
                                           1999           2000            1999             2000
                                         --------       --------       ----------       ----------
REVENUES.............................    $374,815       $423,922       $1,008,234       $1,191,458
COST OF SERVICES.....................     298,480        352,838          792,482          978,869
                                         --------       --------       ----------       ----------
          Gross profit...............      76,335         71,084          215,752          212,589
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      45,793         58,021          133,984          169,182
GOODWILL AMORTIZATION................       2,983          3,151            8,650            9,483
RESTRUCTURING CHARGES................       --             9,959           --               10,313
                                         --------       --------       ----------       ----------
          Operating income (loss)....      27,559            (47)          73,118           23,611
OTHER INCOME (EXPENSE):
     Interest income.................         209            105              598              483
     Interest expense................      (5,265)        (7,122)         (14,078)         (19,900)
     Other...........................          89            588              192              678
                                         --------       --------       ----------       ----------
          Other income (expense).....      (4,967)        (6,429)         (13,288)         (18,739)
                                         --------       --------       ----------       ----------
REDUCTIONS IN NON-OPERATING ASSETS
  AND LIABILITIES, NET...............       --             --              --               (5,190)
                                         --------       --------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES....      22,592         (6,476)          59,830             (318)
INCOME TAX EXPENSE (BENEFIT).........       9,724         (2,787)          25,753              268
                                         --------       --------       ----------       ----------
NET INCOME (LOSS)....................    $ 12,868       $ (3,689)      $   34,077       $     (586)
                                         ========       ========       ==========       ==========
NET INCOME (LOSS) PER SHARE:
     Basic...........................    $   0.33       $  (0.10)      $     0.88       $    (0.02)
                                         ========       ========       ==========       ==========
     Diluted.........................    $   0.33       $  (0.10)      $     0.86       $    (0.02)
                                         ========       ========       ==========       ==========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE:
     Basic...........................      39,060         37,265           38,705           37,429
                                         ========       ========       ==========       ==========
     Diluted.........................      39,531         37,265           40,335           37,429
                                         ========       ========       ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK          TREASURY STOCK       ADDITIONAL                   TOTAL
                                         -------------------   ---------------------    PAID-IN     RETAINED    STOCKHOLDERS'
                                           SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS        EQUITY
                                         ----------   ------   ----------   --------   ----------   ---------   --------------
BALANCE AT DECEMBER 31, 1998.........    38,141,180    $381        --       $  --       $333,978     $45,573       $379,932
  Issuance of Common Stock:
    Acquisition of purchased
      companies......................       958,533      10       125,197        885       6,164       --             7,059
    Issuance of Employee Stock
      Purchase Plan shares...........       142,276       2        --          --          2,036       --             2,038
    Issuance of shares for options
      exercised......................        16,924    --          --          --            477       --               477
  Common Stock repurchases...........        --        --      (1,820,721)   (12,863)     --           --           (12,863)
  Net income.........................        --        --          --          --         --          42,322         42,322
                                         ----------    ----    ----------   --------    --------     -------       --------
BALANCE AT DECEMBER 31, 1999.........    39,258,913     393    (1,695,524)   (11,978)    342,655      87,895        418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares
      (unaudited)....................        --        --         329,212      2,254        (732)      --             1,522
  Common Stock repurchases
    (unaudited)......................        --        --        (175,513)    (1,224)     --           --            (1,224)
  Shares exchanged in repayment of
    notes receivable (unaudited).....        --        --        (385,996)    (1,975)     --           --            (1,975)
  Net loss (unaudited)...............        --        --          --          --         --            (586)          (586)
                                         ----------    ----    ----------   --------    --------     -------       --------
BALANCE AT SEPTEMBER 30, 2000
  (unaudited)........................    39,258,913    $393    (1,927,821)  $(12,923)   $341,923     $87,309       $416,702
                                         ==========    ====    ==========   ========    ========     =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                         ------------------------
                                           1999           2000
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................    $  34,077      $    (586)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities --
     Restructuring charges...........       --             10,313
     Reductions in non-operating
      assets and liabilities, net....       --              5,190
     Depreciation and amortization
      expense........................       16,955         18,413
     Bad debt expense................          656          3,864
     Deferred tax expense
      (benefit)......................         (639)           101
     Gain on sale of property and
      equipment......................         (280)          (636)
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions of purchased
      companies --
          (Increase) decrease in --
               Receivables, net......      (46,153)       (54,815)
               Inventories...........       (3,032)           867
               Prepaid expenses and
                   other current
                   assets............          (41)         1,919
               Costs and estimated
                   earnings in excess
                   of billings.......      (17,294)         6,615
               Other noncurrent
                   assets............        1,076          1,533
          Increase (decrease) in --
               Accounts payable and
                   accrued
                   liabilities.......       16,875         16,272
               Billings in excess of
                   costs and
                   estimated
                   earnings..........        1,074         15,446
               Other, net............       (1,001)        (1,192)
                                         ---------      ---------
          Net cash provided by
             operating activities....        2,273         23,304
                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and
      equipment......................      (11,360)       (14,687)
     Proceeds from sales of property
      and equipment..................        1,020          1,477
     Cash paid for purchased
      companies, net of cash
      acquired.......................      (27,448)        --
     Other...........................         (500)        --
                                         ---------      ---------
          Net cash used in investing
             activities..............      (38,288)       (13,210)
                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt......     (154,486)      (235,772)
     Borrowings of long-term debt....      188,860        229,416
     Proceeds from issuance of common
      stock..........................        2,258          1,522
     Repurchases of common stock.....       --             (1,224)
                                         ---------      ---------
          Net cash provided by (used
             in) financing
             activities..............       36,632         (6,058)
                                         ---------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................          617          4,036
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        6,985          3,664
                                         ---------      ---------
CASH AND CASH EQUIVALENTS, end of
  period.............................    $   7,602      $   7,700
                                         =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

CASH FLOW INFORMATION

     Cash paid for interest for the nine months ended September 30, 1999 and 2000 was approximately $12.0 million and $18.8 million, respectively. Cash paid for income taxes for the nine months ended September 30, 1999 and 2000 was approximately $23.0 million and $12.1 million, respectively.

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)

standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company is currently evaluating SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Company does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's results of operations or financial position.

RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

3.  RESTRUCTURING CHARGES:

     During the three and nine months ended September 30, 2000, the Company recorded restructuring charges of approximately $10.0 million and $10.3 million, respectively, associated primarily with restructuring efforts at certain underperforming operations. As announced by the Company in the second quarter of 2000, management has been performing an extensive review of its operations. As part of this ongoing review, management decided to cease operating at two operating locations, sell two smaller satellite operations, and merge one small company into a larger operation. These actions are expected to be substantially complete by the end of 2000. The restructuring charges associated with these actions are primarily non-cash and include goodwill impairments of approximately $7.1 million and the writedown of other long-lived assets of approximately $0.9 million. The remaining restructuring items primarily include severance and lease termination costs. Severance costs relate to the departure of the Company's former chief executive officer and to the termination of approximately 20 employees including certain corporate personnel and the management of certain underperforming locations. The following table shows the portions of the restructuring charges that are expected to result in cash disbursements, and how much of those amounts had been paid by September 30, 2000 (in thousands):

                                          TOTAL                     BALANCE AT
                                         ACCRUAL    PAYMENTS    SEPTEMBER 30, 2000
                                         -------    --------    ------------------
Severance............................    $1,303      $(487)           $  816
Lease termination costs and other....     1,040        (82)              958
                                         ------      -----            ------
     Total...........................    $2,343      $(569)           $1,774
                                         ======      =====            ======

     Aggregated financial information related to the operations addressed by restructuring is as follows (in thousands):


                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                         ---------------------
                                          1999          2000
                                         -------       -------
Revenues.............................    $14,653       $18,381
Operating loss.......................    $   (96)      $(6,304)


     The Company is continuing its extensive review of its operations and activities which are not strategic. This review includes further core commercial/industrial HVAC operations as well as the Company's expanded e-commerce activities, and will likely result in decisions to cease operating at or sell additional operations. Management expects this effort to be substantially complete by year-end.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)

4.  REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET:

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

5.  BUSINESS COMBINATIONS:

     During 1999, the Company acquired 25 businesses which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of the Company's common stock ("Common Stock") with a fair value at the dates of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $2.1 million of these notes to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible into 5,133 shares of Common Stock.

     There were no acquisitions during the nine months ended September 30, 2000.

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

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the purchased companies as if the acquisitions were effective on January 1, 1999 through the respective dates of acquisitions (in thousands, except per share data):


                                         NINE MONTHS ENDED
                                         SEPTEMBER 30, 1999
                                         ------------------
Revenues.............................        $1,062,327
Net income...........................        $   34,095
Net income per share -- diluted......        $     0.85
Shares used in computing net income
  per share -- diluted...............            40,922


     Pro forma adjustments included in the preceding table regarding the purchased companies primarily relate to (a) certain reductions in salaries and benefits to the former owners of the purchased companies which the former owners agreed would take effect as of the acquisition date, (b) amortization of goodwill related to the purchased companies, (c) interest expense on borrowings of $38.0 million used in the acquisition of the purchased companies, and
(d) interest expense related to subordinated notes issued in the acquisition of certain of the purchased companies. In addition, an incremental tax provision has been recorded as if all applicable purchased companies had been subject to federal and state income taxes.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the purchased companies been combined at the beginning of the period presented.

6.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):


                                         DECEMBER 31,       SEPTEMBER 30,
                                             1999               2000
                                         ------------       -------------
                                                            (UNAUDITED)
Revolving credit facility............      $225,215           $247,700
Notes to affiliates and former
owners...............................        77,009             50,686
Other................................         3,609                590
                                           --------           --------
Total debt...........................       305,833            298,976
Less: current maturities.............        27,889             15,720
                                           --------           --------
                                           $277,944           $283,256
                                           ========           ========


REVOLVING CREDIT FACILITY

     The Company has a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (the "Bank Group"). The Credit Facility provides the Company with a revolving line of credit of up to the lesser of $280 million or 80% of net accounts receivable. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on November 1, 2001, at which time all amounts outstanding are due. The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 2.25% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA") as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

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

     Under the terms of the Credit Facility that were in effect as of June 30, 2000, the Company was in violation of two of the Facility's financial balance and ratio requirements, in both cases by small amounts. The Bank Group waived these violations. In connection with these waivers, the Bank Group increased certain interest charges, introduced a minimum EBITDA requirement and reduced the requirements of the ratios of EBITDA to interest expense and debt to EBITDA. As of September 30, 2000, the Company was in violation of several of the Facility's financial balance and ratio requirements, primarily as a result of the restructuring charges the Company recorded in the third quarter. The Bank Group has waived these

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)

violations. In connection with these waivers, the Bank Group increased certain interest charges and agreed to exclude aggregate restructuring charges recorded in 2000 of up to $27.5 million before taxes from consideration in determining the Company's compliance with the financial balance and ratio requirements of the Facility. In addition, the Bank Group agreed to reduce the requirements of financial balances and ratios for the Company's 2000 results.

     As of September 30, 2000, the Company had $247.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.6% per annum for the first nine months of 2000. The Credit Facility's interest rate terms as summarized above are effective as of November 13, 2000 and will result in an increase of approximately 0.30% in the additional margin and related costs the Company pays in excess of the indicated market interest rate in either of the interest rate options. As of September 30, 2000, the Company also had $2.2 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $50.1 million. As of November 13, 2000, $230.0 million in borrowings and $2.2 million in letters of credit were outstanding under the Facility, and $47.8 million in unused capacity was available.

INTENDED REFINANCINGS

     Earlier this year, the Company intended to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt. In anticipation of this transaction, the Company entered into interest rate lock agreements to hedge against increases in market interest rates. In the second quarter of 2000, the Company elected not to complete this refinancing and terminated the interest lock agreements at a nominal gain. In connection with this refinancing, the Company also had intended to significantly decrease the size of the Credit Facility. As disclosed by the Company in May 2000, if this had occurred, the Company would have recognized extraordinary charges of approximately $0.01 to $0.02 per share for the write-off of a portion of the deferred issuance costs of the Credit Facility. Because the Company no longer intends to significantly reduce the Credit Facility as contemplated in the second quarter, it no longer expects such charges will be necessary.

     The Company is considering steps to extend the maturity of, or otherwise refinance, its borrowings under the Credit Facility. These amounts currently mature in November 2001.

NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.7 million as of September 30, 2000. Of these notes, $50.3 million bear interest, payable quarterly, at a weighted average interest rate of 5.79% and $0.4 million are non-interest bearing. In addition, $1.2 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.27 per share. The scheduled maturities of the subordinated notes are $3.4 million in 2000, $24.4 million in 2001, $22.0 million in 2002, and $0.9 million in 2003.

     Under the current terms of the Credit Facility, the Company is restricted from making scheduled repayments of subordinate debt beginning in October 2000. As a result, the Company did not make principal payments of approximately $3.4 million related to its subordinated debt that were due in October and November of 2000. The holders of these notes have the right to notify the Company and the Bank Group of this default and generally must wait for one year from the date of the notification to pursue payment remedies. Through November 13, 2000, the Company has received notices from five holders of the Company's subordinate debt holding indebtedness totaling $5.4 million. The Company intends to negotiate

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)


the disposition of this issue in connection with pursuing an extension of the maturity of borrowings under the Credit Facility as discussed above.

7.  COMMITMENTS AND CONTINGENCIES:

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

8.  STOCKHOLDERS' EQUITY:

TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to
4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first nine months of 2000, the Company purchased approximately
0.2 million shares at a cost of approximately $1.2 million. The Company does not expect further share repurchases under this program for the foreseeable future.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 2000, 1,346,828 shares of Restricted Voting Common Stock had been converted to shares of Common Stock.

                           COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 -- (CONTINUED)

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options had an anti-dilutive effect for the three months and nine months ended September 30, 2000 because the Company reported a net loss during these periods, and therefore, are not included in the diluted EPS calculation. The Company has options outstanding to purchase 4.7 million shares of Common Stock at prices ranging from $3.875 to $21.438 per share. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The after-tax interest expense related to the assumed conversion of the convertible subordinated notes during the three months and nine months ended September 30, 1999 was $0.1 million and $0.8 million, respectively. The convertible subordinated notes had an anti-dilutive effect during the three months and nine months ended September 30, 2000, and therefore, are not included in the diluted EPS calculation.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):


                                          THREE MONTHS          NINE MONTHS
                                              ENDED                ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                         ---------------      ---------------
                                          1999     2000        1999     2000
                                         ------   ------      ------   ------
Common shares outstanding, end of
  period.............................    39,252   37,331      39,252   37,331
Effect of using weighted average
  common shares outstanding .........      (192)     (66)       (547)      98
                                         ------   ------      ------   ------
Shares used in computing earnings per
  share -- basic.....................    39,060   37,265      38,705   37,429
Effect of shares issuable under stock
  option plans based on the treasury
  stock method.......................       202     --           228     --
Effect of shares issuable related to
  convertible notes..................       269     --         1,402     --
                                         ------   ------      ------   ------
Shares used in computing earnings per
  share -- diluted...................    39,531   37,265      40,335   37,429
                                         ======   ======      ======   ======

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

RESULTS OF OPERATIONS -- (IN THOUSANDS)

                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                 SEPTEMBER 30,
                                         --------------------------------------      ------------------------------------------
                                               1999                 2000                    1999                   2000
                                         -----------------    -----------------      -------------------    -------------------
Revenues.............................    $374,815    100.0%   $423,922    100.0%     $1,008,234    100.0%   $1,191,458    100.0%
Cost of services.....................     298,480     79.6%    352,838     83.2%        792,482     78.6%      978,869     82.2%
                                         --------             --------               ----------             ----------
Gross profit.........................      76,335     20.4%     71,084     16.8%        215,752     21.4%      212,589     17.8%
Selling, general and administrative
  expenses...........................      45,793     12.2%     58,021     13.7%        133,984     13.3%      169,182     14.2%
Goodwill amortization................       2,983      0.8%      3,151      0.7%          8,650      0.9%        9,483      0.8%
Restructuring charges................       --        --         9,959      2.3%         --         --          10,313      0.9%
                                         --------             --------               ----------             ----------
Operating income (loss)..............      27,559      7.4%        (47)    --            73,118      7.3%       23,611      2.0%
Other income (expense)...............      (4,967)    (1.3)%    (6,429)    (1.5)%       (13,288)    (1.3)%     (18,739)    (1.6)%
Reductions in non-operating assets
  and liabilities, net...............       --        --         --        --            --         --          (5,190)    (0.4)%
                                         --------             --------               ----------             ----------
Income (loss) before income taxes....      22,592      6.0%     (6,476)    (1.5)%        59,830      5.9%         (318)    --
Income tax expense (benefit).........       9,724               (2,787)                  25,753                    268
                                         --------             --------               ----------             ----------
Net income (loss)....................    $ 12,868      3.4%   $ (3,689)    (0.9)%    $   34,077      3.4%   $     (586)    --
                                         ========             ========               ==========             ==========

     REVENUES -- Revenues increased $49.1 million, or 13.1%, to $423.9 million for the third quarter of 2000 and increased $183.2 million, or 18.2%, to $1.2 billion for the first nine months of 2000, compared to the same periods in 1999. For the three months ended September 30, 2000, the 13.1% revenue growth rate was comprised of approximately 11.0% internal growth and 2.1% for operations that were acquired in the second half of 1999 that are in the Company's results for the full third quarter of 2000. For the first nine months of 2000, the 18.2% revenue growth rate was comprised of approximately 12.8% internal growth and

5.4% for second-half 1999 acquisitions that are in the Company's results for the first nine months of 2000. Revenue growth of approximately 3% versus both the comparable three and nine-month periods in 1999 resulted from the Company's ability to increase volume by subcontracting portions of projects to other contractors.

     Of the 11.0% and 12.8% internal revenue growth amounts for the quarter and year-to-date periods in 2000 as compared to last year, 7.2% and 7.1%, respectively, were attributable to the Company's largest single operation. This growth represents substantial increases in volume at this operation which did not result in commensurate increases in profitability due to scarce technical and skilled labor and customer scheduling and site restrictions related to strong business conditions. The Company has experienced these kinds of challenges at numerous other operations as well, and believes they reflect high levels of activity and capacity constraints for the construction industry in general. As a result, management is placing less emphasis on revenue growth and more on efficiency and profit margin improvements in current activities and planning for 2001 across all operations. It is likely, therefore, that the Company will experience slower revenue growth in future periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term.

     GROSS PROFIT -- Gross profit decreased $5.3 million, or 6.9%, to $71.1 million for the third quarter of 2000 and decreased $3.2 million, or 1.5%, to $212.6 million for the first nine months of 2000, compared to the same periods in 1999. As a percentage of revenues, gross profit decreased from 20.4% for the three months ended September 30, 1999 to 16.8% for the three months ended September 30, 2000 and decreased from 21.4% for the first nine months of 1999 to 17.8% for the first nine months of 2000.

     During the third quarter of 2000, the Company's largest operation and one other of the Company's larger operations turned in disappointing results due to execution shortfalls on certain sizable projects with nationally recognized companies. In addition, the Company has also experienced weak performance at several locations relating to ongoing turnaround efforts and execution difficulties. The remaining decrease in gross profit as a percentage of revenues resulted from increased labor costs, pricing pressures in certain markets and scheduling and efficiency challenges associated with labor availability and productivity at the high levels of activity at most of our operations. The Company has also realized a change in its mix of revenue volume to include more subcontracting activities which generally carry lower margins.

     During the nine months ended September 30, 2000, the Company reported negative gross profit of approximately $3.6 million related to one of its operations in the Midwest. The Company has decided to cease operations at this location and costs associated with this step are included in restructuring charges as discussed below. The remaining decrease in gross profit as a percentage or revenues for the nine months ended September 30, 2000 is consistent with the factors discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") -- SG&A increased $12.2 million, or 26.7%, to $58.0 million for the third quarter of 2000 and increased $35.2 million, or 26.3%, to $169.2 million for the first nine months of 2000, compared to the same periods in 1999. As a percentage of revenues, selling, general and administrative expenses increased from 12.2% for the three months ended September 30, 1999 to 13.7% for the three months ended
September 30, 2000 and from 13.3% for the first nine months of 1999 to 14.2% for the first nine months of 2000. This increase in SG&A as a percentage of revenues resulted primarily from the inclusion in 2000 of results of companies acquired in 1999 that have higher SG&A as a percentage of sales than the rest of the Company's operations. These acquisitions include Outbound Services where the Company has incurred significantly higher SG&A to support expansion of its e-commerce activities. The Company also increased corporate and regional office spending to support the requirements of a larger organization, and to increase its efforts to land more national account and energy project business. In addition, as discussed above, the Company has experienced weak performance at several locations relating to turnaround efforts and execution difficulties, and these companies have realized a disproportionate amount of SG&A as compared to their revenue volumes.

     RESTRUCTURING CHARGES -- During the three and nine months ended
September 30, 2000, the Company recorded restructuring charges of approximately $10.0 million and $10.3 million, respectively, associated primarily with restructuring efforts at certain underperforming operations. As announced by the Company in the second quarter of 2000, management has been performing an extensive review of its operations. As part of this ongoing review, management decided to cease operating at two operating locations, sell two smaller satellite operations, and merge one small company into a larger operation. These actions are expected to be substantially complete by the end of 2000. The aggregate results of these operations for the first nine months of 2000 were revenues of $18.4 million and operating losses of $6.3 million. The restructuring charges associated with these actions are primarily non-cash and include goodwill impairments of approximately $7.1 million and the writedown of other long-lived assets of approximately $0.9 million. The remaining restructuring items primarily include severance and lease termination costs. Severance costs relate to the departure of the Company's former chief executive officer and to the termination of approximately 20 employees including certain corporate personnel and the management of certain underperforming locations.

     The Company is continuing its extensive review of its operations and activities which are not strategic. This review includes further core commercial/industrial HVAC operations as well as the Company's expanded e-commerce activities, and will likely result in decisions to cease operating at or sell additional operations. Management expects this effort to be substantially complete by year-end.

     OTHER INCOME (EXPENSE) -- Other expense, net, increased $1.5 million, or 29.4%, to $6.4 million for the third quarter of 2000 and increased $5.5 million, or 41.0%, to $18.7 million for the first nine months of 2000, compared to the same periods in 1999. This increase was primarily due to the increase in interest expense related to the cash and subordinate notes portions of consideration paid for companies acquired in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW -- For the nine months ended September 30, 2000, net cash provided by operating activities was $23.3 million and represents an increase of $21.0 million over the comparable period of the prior year. This improvement primarily results from an increase in accounts payable and accrued liabilities, and an increase in billings in excess of costs and estimated earnings.

     Cash used in investing activities was $13.2 million for the nine months ended September 30, 2000, primarily in connection with purchases of property and equipment for $14.7 million. Cash used in investing activities for the nine months ended September 30, 1999 was $38.3 million, primarily in connection with the acquisition of purchased companies and purchases of property and equipment.

     Cash used in financing activities for the nine months ended September 30, 2000 was $6.1 million and was primarily attributable to net payments of long-term debt of $6.4 million. Net cash provided by financing activities for the nine months ended September 30, 1999 was $36.6 million and was primarily attributable to net borrowings of long-term debt used to fund acquisitions.

     REVOLVING CREDIT FACILITY -- The Company has a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (the "Bank Group"). The

Credit Facility provides the Company with a revolving line of credit of up to the lesser of $280 million or 80% of net accounts receivable. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on November 1, 2001, at which time all amounts outstanding are due. The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate LIBOR) plus 2.25% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization, ("EBITDA") as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

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

     Under the terms of the Credit Facility that were in effect as of June 30, 2000, the Company was in violation of two of the Facility's financial balance and ratio requirements, in both cases by small amounts. The Bank Group waived these violations. In connection with these waivers, the Bank Group increased certain interest charges, introduced a minimum EBITDA requirement and reduced the requirements of the ratios of EBITDA to interest expense and debt to EBITDA. As of September 30, 2000, the Company was in violation of several of the Facility's financial balance and ratio requirements, primarily as a result of the restructuring charges the Company recorded in the third quarter. The Bank Group has waived these violations. In connection with these waivers, the Bank Group increased certain interest charges and agreed to exclude aggregate restructuring charges recorded in 2000 of up to $27.5 million before taxes from consideration in determining the Company's compliance with the financial balance and ratio requirements of the Facility. In addition, the Bank Group agreed to reduce the requirements of financial balances and ratios for the Company's 2000 results.

     As of September 30, 2000, the Company had $247.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.6% per annum for the first nine months of 2000. The Credit Facility's interest rate terms as summarized above are effective as of November 13, 2000 and will result in an increase of approximately 0.30% in the additional margin and related costs the Company pays in excess of the indicated market interest rate in either of the interest rate options. As of September 30, 2000, the Company also had $2.2 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $50.1 million. As of November 13, 2000, $230.0 million in borrowings and $2.2 million in letters of credit were outstanding under the Facility, and $47.8 million in unused capacity was available.

     INTENDED REFINANCING -- Earlier this year, the Company intended to refinance a portion of its variable-rate debt under the Credit Facility with fixed-rate private placement debt. In anticipation of this transaction, the Company entered into interest rate lock agreements to hedge against increases in market interest rates. In the second quarter of 2000, the Company elected not to complete this refinancing and terminated the interest lock agreements at a nominal gain. In connection with this refinancing, the Company also had intended to significantly decrease the size of the Credit Facility. As disclosed by the Company in May 2000, if this had occurred, the Company would have recognized extraordinary charges of approximately $0.01 to $0.02 per share for the write-off of a portion of the deferred issuance costs of the Credit Facility. Because the Company no longer intends to significantly reduce the Credit Facility as contemplated in the second quarter, it no longer expects such charges will be necessary.

     The Company is considering steps to extend the maturity of, or otherwise refinance, its borrowings under the Credit Facility. These amounts currently mature in November 2001.

     NOTES TO AFFILIATES AND FORMER OWNERS -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.7 million as of September 30, 2000. Of these notes, $50.3 million bear interest, payable quarterly, at a weighted average interest rate of 5.79% and $0.4 million are non-interest bearing. In addition, $1.2 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.27 per share. The scheduled maturities of the subordinated notes are $3.4 million in 2000, $24.4 million in 2001, $22.0 million in 2002, and $0.9 million in 2003.

     Under the current terms of the Credit Facility, the Company is restricted from making scheduled repayments of subordinate debt beginning in October 2000. As a result, the Company did not make principal payments of approximately $3.4 million related to its subordinated debt that were due in October and November of 2000. The holders of these notes have the right to notify the Company and the Bank Group of this default and generally must wait for one year from the date of the notification to pursue payment remedies. Through November 13, 2000, the Company has received notices from five holders of the Company's subordinate debt holding indebtedness totaling $5.4 million. The Company intends to negotiate the disposition of this issue in connection with pursuing an extension of the maturity of borrowings under the Credit Facility as discussed above.

     STOCK REPURCHASES -- On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During the first nine months of 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. The Company does not expect further share repurchases under this program for the foreseeable future.

     OUTLOOK -- The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs. The Company will need to extend the maturity of its borrowings under the Credit Facility and certain of its subordinate debt to affiliates and former owners. As discussed above, the Company is considering alternatives to accomplish these steps. There can be no assurance that extensions can be obtained, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended September 30, 2000, the Company did not issue any unregistered shares of its common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 -- Fourth Amendment to Credit Agreement dated as of November 13, 2000 amending the Third Amended and Restated Credit Agreement dated December 14, 1998 among the Company and its subsidiaries, Bank One, Texas, N.A., as agent and the banks listed therein. (Filed herewith).

          27.1 -- Financial Data Schedule. (Filed herewith).

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

Dated:  November 14, 2000