Form 10-K
period 2000-12-31
COMFORT SYSTEMS USA INC
filed 2001-03-27
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
        Common Stock, $.01 par value                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2001, the aggregate market value of the 32,696,669 shares of the registrant's common stock held by non-affiliates of the registrant was $80,106,839, based on the $2.45 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

     As of March 23, 2001, 37,382,693 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the lack of a combined operating history and the difficulty of integrating acquired businesses, retention of key management, a national downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, building automation control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 97% of the Company's consolidated 2000 revenues were derived from commercial and industrial customers with approximately 58% of the revenues attributable to installation services and 42% attributable to maintenance, repair and replacement services.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired 12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through December 31, 2000, the Company acquired 107 HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). These acquisitions included 26 "tuck-in" operations that have been integrated with existing Company operations. The Company currently serves its customers with 125 operating locations in 33 states.

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

     Installation Services. Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms which specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms utilize a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." The Company believes that "plan and spec" projects usually take longer to complete than "design and build" projects because the preparation of the system design by a third party and resulting bid process may often take months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and any changes must be approved by other parties, thereby increasing overall project time and cost. Approximately 58% of the Company's consolidated 2000 revenues related to installation services and the majority of the revenues from installation projects was performed on a "design and build/negotiated" basis.

     Maintenance, Repair and Replacement Services. These services include the maintenance, repair, replacement, reconfiguration and monitoring of previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the increasing demand for more efficient, sophisticated and complex systems and building automation controls have fueled growth in this service line. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, increasing restrictions are being placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction. Approximately 42% of the Company's consolidated 2000 revenues related to maintenance, repair and replacement services.

STRATEGY

     The Company has implemented an operating strategy that emphasizes strengthening operating competencies and increasing operating income.

     OPERATING STRATEGY. After the recent period of sustained growth through acquisitions, the Company is concentrating on the fundamental industry elements needed to increase operating income and cash flow. The key elements of the Company's operating strategy are:

          Achieve Excellence in Core Competencies. The Company has identified six core competencies, which it believes are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and intimacy, (ii) design and build expertise, (iii) estimating, (iv) job costing and job measurements, (v) safety and (vi) service capability.

          Achieve Operating Efficiencies. The Company believes there are opportunities to achieve operating efficiencies and cost savings through purchasing economies, the adoption of "best practices" operating programs and a focus on job management to deliver services in a cost-effective and efficient manner. The Company has begun and will continue to use its growing purchasing power to gain volume discounts on products and services such as HVAC components, raw materials, service vehicles, advertising, bonding, insurance and employee benefits.

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

          Focus on Commercial and Industrial Markets. The Company primarily focuses on the commercial and industrial markets with particular emphasis on "design and build" installation services and maintenance, repair and replacement services. The Company believes that the commercial and industrial HVAC markets are attractive because of their growth opportunities, diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 97% of the Company's consolidated 2000 revenues were derived from commercial and industrial customers.

     GROWTH IN OPERATING INCOME. A key component of the Company's strategy is to nurture growth in operating income and cash flow at the Company's subsidiaries. The key elements of the Company's internal growth strategy are:

          Expand National Service Capabilities. The Company believes that significant demand exists from large regional and national companies to utilize the services of a single HVAC service company capable of providing commercial and industrial services on a regional or national basis. The Company has significantly increased its ability to handle multi-location service opportunities by internally developing a National Service Group to facilitate these activities including an Internet based technology platform and call center designed to manage HVAC and related service along with the information needs of multi-location customers. The Company believes its growing ability to add value in these areas will lead to improved profitability.

          Capitalize on Specialized Technical and Marketing Strengths. The Company believes it will be able to continue to expand the services it offers in its markets by leveraging the specialized technical and marketing strengths of individual companies. The Company also believes its size and geographical coverage will enable it to serve existing customers' needs in new regions that may have been beyond the service area of the Company's operations that originated the existing customer relationship.

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

          Leveraging Resources. The Company believes that there are significant operating efficiencies that can be achieved in the leveraging of resources between its operating locations. The Company has shifted certain prefabrication activities into centralized locations increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas that no longer perform these services. The Company has also transferred its engineering, field and supervisory labor from one operation to another in order to more fully utilize the employee base to meet the customers' needs and share expertise.

OPERATIONS SERVICES PROVIDED

     The Company provides a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial and industrial properties. The Company manages its locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Local management is augmented by a regional team that focuses its efforts on cooperation and coordination between locations, implementation of best practices and focus on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. The Company has centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable the management of its locations to focus on pursuing new business opportunities and improving operating efficiencies. The Company is continuing to expand its national sales and purchasing programs.

     Installation Services. The Company's installation business, which comprised approximately 58% of the Company's 2000 consolidated revenues, involves the design, engineering, integration, installation and start-up of HVAC and related systems. The commercial and industrial installation services performed by the Company consist of "design and build" and under some circumstances, "plan and spec" services for manufacturing plants, office buildings, retail centers, apartment complexes, health care, education and government facilities and other commercial and industrial facilities. In a "design and build" project, the customer typically has an overall design for the facility prepared by an architect or a consulting engineer who then enlists the Company's engineering personnel to prepare a specific design for the HVAC system. The Company determines the needed capacity, energy efficiency and type of building automation controls that best suit the proposed facility. The Company's engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system. In "plan and spec" installation the Company participates in a bid process to provide labor, equipment, materials and installation based on plans and engineering provided by a customer or a general contractor.

     Once an agreement has been reached, the Company orders the necessary materials and equipment for delivery to meet the project schedule. In most instances, the Company fabricates in its own facilities the ductwork and piping and assembles certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. The Company installs the system at the project site, working closely with the general contractor. Most commercial and industrial installation projects last from two weeks to one year and generate revenues from $50,000 to $3,000,000 per project. These projects are generally billed periodically as costs are incurred and, in most cases, with retainage of up to 10% held back until completion and successful start-up of the HVAC system.

     The Company also installs process cooling systems, building automation controls and monitoring systems and industrial process piping. Process cooling systems are utilized primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Building automation control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can be programmed to integrate energy management, security, fire, card key access, lighting and overall facility monitoring. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system will communicate an exception when an operating system is operating outside pre-established parameters. Diagnosis of potential problems can be performed from the computer terminal which often can remotely adjust the control system. Industrial process piping is utilized in manufacturing facilities to convey required raw material, support utilities and finished products.

     Maintenance, Repair and Replacement Services. The Company's maintenance, repair and replacement services comprised approximately 42% of the Company's 2000 consolidated revenues, and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Over two-thirds of the Company's maintenance, repair and replacement revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often utilizes consultative expertise similar to that provided in the "design and build" installation market. The Company believes that the reconfiguration of an existing system results in a more cost-effective, energy-efficient system that better meets the specific needs of the building owner. The reconfiguration also enables the Company to utilize its design and engineering personnel as well as its sheet metal and pre-fabrication facilities.

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

SALES AND MARKETING

     The Company has a diverse customer base, with no single customer accounting for more than 2% of consolidated 2000 revenues. Management and a dedicated sales force have been responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. The Company intends to continue its emphasis on developing and maintaining long-term relationships with its customers by providing superior, high-quality service in a professional manner. Moreover, the dedicated sales force receives technical and sales training to enhance the comprehensive selling skills necessary to serve the HVAC needs of their customers.

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

EMPLOYEES

     As of December 31, 2000, the Company had 10,959 employees, including 599 management personnel, 8,859 engineers, service and installation technicians, 358 sales personnel and 1,143 administrative personnel across its 125 operating locations. Certain of the Company's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 2,795 employees. The Company has not experienced any significant strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good.

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

     The Company is working to establish comprehensive safety programs throughout its operations to ensure that all technicians comply with safety standards established by the Company and federal, state and local laws and regulations. Additionally, the Company has implemented a "best practices" safety program throughout its operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. The Company's employment screening process seeks to determine that prospective employees have the requisite skills, sufficient background references and acceptable driving records, if applicable.

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

     Many of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are also public companies, divisions of utility companies and equipment manufacturers that are focused on providing HVAC services in some of the same service lines provided by the

Company. Certain of the Company's competitors and potential competitors may have greater financial resources than the Company to finance development opportunities and support their operations.

FACILITIES AND VEHICLES

     The Company leases the majority of its facilities. In most instances these leases are with the former owners of the Acquired Companies who are now employed by the Company. Leased premises range in size from approximately 1,000 square feet to over 100,000 square feet. The Company believes that its facilities are sufficient for its current needs.

     The Company operates a fleet of various owned or leased service trucks, vans and support vehicles. The Company believes that these vehicles generally are well maintained and adequate for its current operations.

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

EXECUTIVE OFFICERS

     The Company has seven executive officers.

     William F. Murdy, age 59, has served as Chairman of the Board and Chief Executive Officer of Comfort Systems since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for the organization of LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President and Chief Operating Officer, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

     Gary E. Hess, age 53, has served as President and Chief Operating Officer since September 2000 and Executive Vice President and Chief Operating Officer of Comfort Systems since June 1999. Prior to this he was the Senior Vice President-Operations from February 1999 to May 1999. In March 2000, the Board of Directors unanimously elected Mr. Hess as a director of Comfort Systems. He served Comfort Systems as regional director of its Northeast region from August 1998 to January 1999. Prior to that, he was employed by Hess Mechanical Corporation, a wholly-owned subsidiary of the Company, since 1980, serving as Chairman and Chief Executive Officer. Mr. Hess was President of Associated Builders and Contractors during 1996 and was selected as their 1997 Contractor of the Year.

     J. Gordon Beittenmiller, age 42, has served as Executive Vice President, Chief Financial Officer and a director of Comfort Systems since May 1998, and was Senior Vice President, Chief Financial Officer and a director of Comfort Systems from February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc. ("Keystone"), a publicly-traded manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President-Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

     Reagan S. Busbee, age 37, has served as Senior Vice President of Comfort Systems since January 1997. From 1992 through 1996, Mr. Busbee served as Vice President of Chas. P. Young Co., a financial printer and a wholly-owned subsidiary of Consolidated Graphics Inc., a publicly-traded consolidator of the printing industry. From August 1986 to May 1992, he held various positions and was a Certified Public Accountant with Arthur Andersen LLP.

     William George, III, age 36, has served as Senior Vice President, General Counsel and Secretary of Comfort Systems since May 1998, and was Vice President, General Counsel and Secretary of Comfort Systems from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded consolidator of the healthcare transportation industry. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

     Milburn Honeycutt, age 37, has served as Vice President and Corporate Controller of Comfort Systems since February 1997. He was promoted to Senior Vice President in September 2000. From 1994 to January 1997, Mr. Honeycutt was Financial Accounting Manager -- Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1986 to 1994, he held various positions with Arthur Andersen LLP and was a Certified Public Accountant.

     D. F. "Rick" Miller, age 56, has served as Senior Vice President-Organizational Development of Comfort Systems since January 2001. In September 1999, Mr. Miller founded Innovative Leadership Partners LLP, a leadership development consulting partnership serving both individuals and organizations and was a consultant with that entity through December 2000. From January 1999 to August 1999, Mr. Miller was Vice President of Administration with Integrated Electrical Services, a publicly-traded provider of specialty contractor services in the electrical and communications industry. Mr. Miller served as a senior consultant involved with organizational improvement and people development at Mercuri Urval USA from March 1998 to December 1998. Prior to that, Mr. Miller served as a career naval officer and carrier aviator from June 1968 to February 1998, where he held numerous leadership positions in carrier-based squadrons and served in the Pentagon, on the Joint Staff and in the office of the Secretary of the Navy.

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

                                                                HIGH       LOW
                                                              --------   -------
First Quarter, 1999.........................................  $  18.50   $11.375
Second Quarter, 1999........................................  $18.5625   $13.125
Third Quarter, 1999.........................................  $ 18.625   $ 11.25
Fourth Quarter, 1999........................................  $  12.00   $6.4375
First Quarter, 2000.........................................  $  9.375   $ 6.375
Second Quarter, 2000........................................  $   7.50   $ 3.875
Third Quarter, 2000.........................................  $  5.625   $ 3.375
Fourth Quarter, 2000........................................  $ 5.1875   $  2.00
January 1 -- March 23, 2001.................................  $   2.80   $2.0625

     As of March 23, 2001, there were approximately 657 stockholders of record of the Company's Common Stock, and the last reported sale price on that date was $2.45 per share.

     The Company has never declared or paid a dividend on its Common Stock. The Company currently expects to retain future earnings in order to repay debt and finance growth and, consequently, does not intend to declare any dividend on the Common Stock for the foreseeable future. In addition, the Company's revolving credit agreement restricts the ability of the Company to pay dividends without the lenders' consent. The Company's Restricted Voting Common Stock converts to Common Stock upon sale and under certain other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000, the Company did not issue any unregistered shares of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     Comfort Systems acquired the 12 Founding Companies in connection with the IPO on July 2, 1997. Subsequent to the IPO and through December 31, 2000, the Company completed 107 acquisitions, 17 of which were accounted for as poolings-of-interests (the "Pooled Companies") and 90 of which were accounted for as purchases (the "Purchased Companies"). The following selected historical financial data has been derived from the audited financial statements of the Company. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the historical Consolidated Financial Statements and related notes.

                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                 1996       1997       1998        1999         2000
                               --------   --------   --------   ----------   ----------
                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues...................  $161,419   $297,646   $853,961   $1,370,035   $1,591,066
  Operating income...........  $  6,575   $  5,699   $ 68,497   $   93,204   $   20,427
  Net income (loss)..........  $  4,589   $ (2,064)  $ 35,013   $   42,322   $  (16,853)
BALANCE SHEET DATA:
  Working capital............  $ 13,971   $ 63,137   $133,390   $  168,341   $  173,219
  Total assets...............  $ 50,366   $308,779   $789,293   $  934,530   $  926,410
  Total debt, including
     current portion.........  $  8,376   $ 24,726   $236,446   $  305,833   $  274,601
  Stockholders' equity.......  $ 15,429   $217,635   $379,932   $  418,965   $  400,239

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical Consolidated Financial Statements of Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

     The Company is a leading national provider of comprehensive HVAC installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, building automation control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

RESULTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                          1998                 1999                  2000
                                    -----------------   -------------------   -------------------
                                                           (IN THOUSANDS)
Revenues..........................  $853,961   100.0%   $1,370,035   100.0%   $1,591,066    100.0%
Cost of services..................   647,512    75.8%    1,077,329    78.6%    1,306,816     82.1%
                                    --------            ----------            ----------
Gross profit......................   206,449    24.2%      292,706    21.4%      284,250     17.9%
Selling, general and
  administrative expenses.........   130,820    15.3%      187,771    13.7%      225,894     14.2%
Goodwill amortization.............     7,132     0.8%       11,731     0.9%       12,585      0.8%
Restructuring charges.............        --      --            --      --        25,344      1.6%
                                    --------            ----------            ----------
Operating income..................    68,497     8.1%       93,204     6.8%       20,427      1.3%
Other expense, net................    (6,435)   (0.8)%     (19,144)   (1.4)%     (25,628)    (1.6)%
Reductions in non-operating assets
  and liabilities, net............        --      --            --      --        (5,867)    (0.4)%
                                    --------            ----------            ----------
Income (loss) before income
  taxes...........................    62,062     7.3%       74,060     5.4%      (11,068)    (0.7)%
Income tax expense................    27,049                31,738                 5,785
                                    --------            ----------            ----------
Net income (loss).................  $ 35,013     4.1%   $   42,322     3.1%   $  (16,853)    (1.1)%
                                    ========            ==========            ==========

  2000 Compared to 1999

     Revenues -- Revenues increased $221.0 million or 16.1% to $1.6 billion in 2000 compared to 1999. The 16.1% revenue growth was comprised of approximately 12.0% internal growth and 4.1% for 1999 acquisitions that are included in the Company's results for the full year of 2000. Approximately 3% of the revenue growth resulted from the Company's ability to increase volume by subcontracting portions of projects to other contractors.

     Of the 12.0% internal growth rate compared to last year, approximately one-half of this internal growth was attributable to the Company's largest single operation. This growth represented substantial increases in volume at this operation which did not result in commensurate increases in profitability due to scarce technical and skilled labor and customer scheduling and site restrictions related to strong business conditions. The Company has experienced these kinds of challenges at numerous other operations as well, and believes they reflect high levels of activity and capacity constraints for the construction industry in general. As a result, management is placing less emphasis on revenue growth and more on operations, cash flow, efficiency and profit margin improvements for 2001 across all operations. It is likely, therefore, that the Company will experience flat to slower revenue growth in future periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term.

     Gross Profit -- Gross profit decreased $8.5 million, or 2.9%, to $284.3 million in 2000 compared to 1999. As a percentage of revenues, gross profit decreased from 21.4% in 1999 to 17.9% in 2000.

     During 2000, the Company experienced disappointing results from certain locations due to execution shortfalls on projects and weak performance at several locations relating to ongoing turnaround efforts.

     During 2000, the Company experienced significant execution shortfalls on certain projects at its largest operation, and at an operating location on the West Coast, and at a location in the Southeast. These execution shortfalls resulted from difficulty in obtaining quality skilled and technical labor in certain markets, scheduling changes imposed by the customers and poor pricing and estimating by two previous operating managers. The Company also experienced weak operating performance at several locations relating to ongoing turnaround efforts and execution difficulties. The Company has decided to cease operating at or sell eight of these locations which reported a combined negative gross profit of $2.7 million during 2000.

     Gross profit in 2000 was also reduced, to a lesser extent, by the Company's e-commerce activities which were abandoned in the fourth quarter of 2000. The costs associated with these decisions are included in the restructuring charges discussed below. The remaining decrease in gross profit as a percentage of revenues resulted from increased labor costs, pricing pressures in certain markets and scheduling and efficiency challenges associated with labor availability and productivity at the high levels of activity at most of our operations. The Company has also increased the amount of activity it subcontracts to third parties. Pricing to the Company's customers of such subcontracted work generally carries lower margins than the Company's self-performed work.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A increased $38.1 million, or 20.3%, to $225.9 million in 2000 compared to 1999. As a percentage of revenues, SG&A increased from 13.7% in 1999 to 14.2% in 2000. This increase in SG&A as a percentage of revenues resulted primarily from the inclusion in 2000 of results of companies acquired in 1999 that have higher SG&A as a percentage of revenues than the rest of the Company's operations. These acquisitions included Outbound Services where the Company incurred significantly higher SG&A to support expansion of its e-commerce activities. During the 4th quarter of 2000, the Company decided to cease its e-commerce activities at Outbound, and costs associated with this decision are included in restructuring charges as discussed below.

     The Company has also increased corporate and regional office spending to support the requirements of a larger organization, and to increase its efforts to obtain more national account and energy project business. In addition, as discussed above, the Company has experienced weak performance at several locations related to turnaround efforts and execution difficulties, and these companies have realized a disproportionate amount of SG&A as compared to their revenues. During the latter part of 2000, the Company identified certain accounts receivable that were deemed uncollectible and written off. This necessitated increased provisions for bad debt in SG&A, which also contributed to the Company's higher SG&A as a percentage of revenues.

     Restructuring Charges -- During 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. These actions are substantially complete except that the Company is seeking buyers for two operations it is holding for sale. The Company anticipates that these operations will be sold during the first half of 2001. The aggregate results for 2000 related to the operations and activities included in the restructuring charges were revenues of $46.1 million and operating losses of $17.1 million. The restructuring charges are primarily non-cash and include goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. Severance costs relate to the termination of approximately 145 employees including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer.

     Other Expense, Net -- Other expense, net, increased $6.5 million, or 33.9%, to $25.6 million in 2000 compared to 1999. This increase was primarily due to the increase in interest expense related to additional borrowings and consideration paid for companies acquired in 1999.

     Reductions in Non-Operating Assets and Liabilities, Net -- During 2000, the Company recorded a non-cash charge of approximately $5.9 million primarily related to the impairment of certain non-operating assets. These assets primarily related to notes receivable from former business owners that were collateralized by shares of the Company's stock. This charge also included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. Also included in this charge was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- The Company's effective tax rate for 2000 was (52.3%) as compared to 42.9% for 1999. The Company reported income tax expense of $5.8 million for 2000 related to its pre-tax loss of $11.1 million primarily due to the writedown of non-deductible goodwill associated with the Company's restructuring activities. The Company's provision for income taxes also differs from the federal statutory rate due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

  1999 Compared to 1998

     Revenues -- Revenues increased $516.1 million, or 60.4%, to $1.4 billion in 1999 compared to 1998. The increase in revenues over the prior year is primarily due to the acquisition of Purchased Companies in 1998 and 1999; however, the Company experienced lower internal revenue growth in the latter part of fiscal 1999 as compared to previous periods. The Company believes that this is primarily attributable to a slowing in the growth of the construction industry due to shortages in both labor and specialty building materials, which in turn impacted HVAC installations.

     Gross Profit -- Gross profit increased $86.3 million, or 41.8%, to $292.7 million in 1999 compared to 1998. The increase in gross profit is primarily due to the acquisitions described above. As a percentage of revenues, gross profit decreased from 24.2% in 1998 to 21.4% in 1999. This decrease primarily resulted from the change in classification of certain costs from SG&A to cost of services. These costs relate to activities that directly support project or service work. Management believes this revised presentation better aligns the presentation of cost of services and SG&A across all of our acquired operations. Excluding the effect of this change in classification for 1999 of approximately $37.2 million, gross profit as a percentage of revenues remained relatively unchanged at 24.1% in 1999 versus 24.2% in 1998.

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

     Selling, General and Administrative Expenses -- SG&A increased $57.0 million, or 43.5%, to $187.8 million in 1999 compared to 1998. Most of this increase was related to Purchased Companies along with an increase in corporate personnel and corporate office expenses commensurate with the increase in the number of Acquired Companies. As a percentage of revenues, SG&A decreased from 15.3% in 1998 to 13.7% in 1999. This decrease is primarily attributable to the change in classification of certain costs as described above. Excluding the effect of this change in classification for 1999 of approximately $37.2 million, SG&A expenses as a percentage of revenues increased from 15.3% for 1998 to 16.4% for 1999. This increase in SG&A as a percentage of revenues resulted primarily from lower internal revenue growth as discussed above and increased healthcare costs under the Company's self-insured medical plan. SG&A for 1998 includes $1.8 million of salaries and benefits paid to the former owners of the Pooled Companies which the former owners contractually agreed would not continue following their acquisition by Comfort Systems.

     Operating Income -- Operating income increased $24.7 million, or 36.1%, to $93.2 million in 1999 compared to 1998 primarily due to the addition of Purchased Companies. As a percentage of revenues, operating income decreased from 8.1% in 1998 to 6.8% in 1999. The decrease in operating income as a percentage of revenues resulted from issues discussed above.

     Other Expense, Net -- Other expense, net, increased $12.7 million, or 197.5%, to $19.1 million in 1999 compared to 1998 primarily due to the increase in interest expense related to the acquisition of the Purchased Companies.

     Income Tax Expense -- The Company's effective tax rate for 1999 was 42.9% as compared to 43.6% for 1998. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow -- For the year ended December 31, 2000, net cash provided by operating activities was $58.2 million, or an increase of $39.8 million over the prior year. This improvement primarily results from lengthier payment cycles on accounts payable and accrued liabilities, and from faster billing by the Company for its project work while maintaining the same average days to collect receivables once billed. Cash provided by operations for 1999 was $18.4 million and cash used in operations in 1998 was $5.5 million.

     Cash used in investing activities was $15.4 million for the year ended December 31, 2000, primarily in connection with purchases of property and equipment for $18.0 million. Cash flows used in investing activities for 1999 and 1998 were $46.5 million and $143.1 million, respectively. The uses of cash in 1999 and 1998 were primarily for the acquisition of purchased companies.

     Cash used in financing activities for the year ended December 31, 2000 was $30.4 million and was primarily attributable to net payments on long-term debt of $30.7 million. Net cash provided by financing activities in 1999 was $24.7 million and was due primarily to net borrowings of long-term debt which were used to fund acquisitions. Net cash provided by financing activities in 1998 was $137.5 million and was primarily attributable to the $16.7 million received from the second public offering and net borrowings of long-term debt of $124.2 million, which were primarily used to fund acquisitions.

     Revolving Credit Facility -- The Company amended its revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (the "Bank Group") in March 2001. As amended, the Credit Facility provides the Company with a revolving line of credit of up to the lesser of $270 million or 80% of net accounts receivable. The Facility decreases to the lesser of $250 million or 80% of net accounts receivable as of December 31, 2001, and to the lesser of $240 million or 80% of net accounts receivable as of June 30, 2002. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

     The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate London Interbank Offered Rates or "LIBOR") plus 2.5% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

     The Credit Facility prohibits payment of dividends by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The restrictions and financial balance and ratio requirements currently effective under the Facility allow for performance during the first and second quarters of 2001 consistent with the Company's results in recent quarters, excluding restructuring and other nonrecurring charges. The Facility's restrictions and requirements then call for improvement from recent performance levels in the third and fourth quarters of 2001 and on a quarterly basis in 2002. The Facility also prohibits repurchase of the Company's stock and has relatively tight approval requirements on acquisitions. The Facility's requirements reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the

Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of December 31, 2000, the Company had $223.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.9% for the year ended December 31, 2000. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 8.9%. As of December 31, 2000, the Company also had $2.0 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $41.6 million. As of March 23, 2001, $226.9 million in borrowings and $1.9 million in letters of credit were outstanding under the Facility, and $36.6 million in unused capacity was available.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.3 million as of December 31, 2000. Of these notes, $49.9 million bear interest, payable quarterly, at a weighted average interest rate of 5.8% and $0.4 million are non-interest bearing. In addition, $1.2 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.27 per share. The originally scheduled maturities of the subordinated notes are $3.4 million in 2000, $24.0 million in 2001, $22.0 million in 2002, and $0.9 million in 2003.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $44.4 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $8.9 million in 2001, $6.6 million in 2002, and $34.8 million in 2003.

     Stock Repurchases -- On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. The Company does not expect further share repurchases under this program for the foreseeable future.

     Outlook -- The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs. As noted above, the Company has agreed to relatively tight restrictions under the Credit Facility. If the Company violates any of these restrictions, it will be required to negotiate new terms with its banks. There can be no assurance that in that event, the Company will receive satisfactory new terms from its banks, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

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

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating acquired businesses, retention of key management, a national downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

     The Company's success depends in part on its ability to integrate the companies it has acquired. These businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The historical results are not necessarily indicative of future results of the Company because, among other reasons, the Company's subsidiary operations were not under common control or management prior to their acquisition.

     The existing senior management at many of the Company's subsidiary operations is generally comprised of former owners who committed to stay with their operations after acquisition. Certain of these individuals have suffered losses in the Company stock or have lower incomes than they averaged when they owned their former businesses. Further, former owners generally have noncompetition obligations that expire on the fifth anniversary of their date of acquisition. There is no assurance that the Company will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

     Key elements of the Company's strategy are to both maintain and improve the profitability of the individual businesses and to continue to expand the operations of these businesses. The Company's level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will be contingent upon factors outside the Company's control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or regional economies will negatively affect overall demand for the Company's services.

     Recently acquired businesses also involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention and failure to retain various personnel of the acquired business. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to their acquisition. Any of these risks, or a combination of them, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has a substantial amount of debt that could limit its ability to fund future working capital needs and increase its exposure during adverse economic conditions.

     Such indebtedness could increase vulnerability to adverse operational performance and economic and industry conditions; limit the ability to fund future working capital, capital expenditures and other general corporate requirements; limit flexibility in planning for, or reacting to, changes in our business or industry; place the Company at a disadvantage compared to a competitor that has less debt. Such indebtedness, together with the financial and other restrictive covenants in our debt instruments, could limit our ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

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

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of capital leases, convertible subordinated notes, subordinated notes and various other notes payable. The Company's debt with variable interest rates consists entirely of its revolving Credit Facility. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2000:

                                   2001     2002      2003     2004   2005   THEREAFTER   FAIR VALUE
                                  ------   ------   --------   ----   ----   ----------   ----------
Liabilities -- Long-Term Debt:
  Variable Rate Debt............  $   --   $   --   $223,700   $ --   $ --      $ --       $223,700
     Average Interest Rate......      --%      --%       8.9%    --%    --%       --%           8.9%
  Fixed Rate Debt...............  $9,066   $6,710   $ 34,912   $ 71   $ 43      $ 99       $ 50,901
     Average Interest Rate......     9.9%     6.2%      10.0%   6.6%   5.6%      5.0%           9.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Comfort Systems USA, Inc.
  Report of Independent Public Accountants..................   20
  Consolidated Balance Sheets...............................   21
  Consolidated Statements of Operations.....................   22
  Consolidated Statements of Stockholders' Equity...........   23
  Consolidated Statements of Cash Flows.....................   24
  Notes to Consolidated Financial Statements................   25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comfort Systems USA, Inc.:

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc., and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,664   $ 16,021
  Accounts receivable, less allowance of $5,568 and
     $6,789.................................................   309,031    334,152
  Other receivables.........................................     4,575      5,879
  Inventories...............................................    20,907     19,399
  Prepaid expenses and other................................    11,471     10,568
  Costs and estimated earnings in excess of billings........    54,575     44,078
  Net assets held for sale..................................        --      3,197
                                                              --------   --------
          Total current assets..............................   404,223    433,294
PROPERTY AND EQUIPMENT, net.................................    41,964     40,085
GOODWILL, net...............................................   474,529    450,493
OTHER NONCURRENT ASSETS.....................................    13,814      2,538
                                                              --------   --------
          Total assets......................................  $934,530   $926,410
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  3,353   $    216
  Current maturities of notes to affiliates and former
     owners.................................................    24,536      8,850
  Accounts payable..........................................    96,032    114,613
  Accrued compensation and benefits.........................    36,187     40,880
  Billings in excess of costs and estimated earnings........    52,170     68,574
  Other current liabilities.................................    23,604     26,942
                                                              --------   --------
          Total current liabilities.........................   235,882    260,075
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................   225,471    224,111
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................    52,473     41,424
OTHER LONG-TERM LIABILITIES.................................     1,739        561
                                                              --------   --------
          Total liabilities.................................   515,565    526,171
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................        --         --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................       393        393
  Treasury stock, at cost, 1,695,524 and 2,002,629 shares,
     respectively...........................................   (11,978)   (13,119)
  Additional paid-in capital................................   342,655    341,923
  Retained earnings.........................................    87,895     71,042
                                                              --------   --------
          Total stockholders' equity........................   418,965    400,239
                                                              --------   --------
          Total liabilities and stockholders' equity........  $934,530   $926,410
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1998        1999         2000
                                                            --------   ----------   ----------
REVENUES..................................................  $853,961   $1,370,035   $1,591,066
COST OF SERVICES..........................................   647,512    1,077,329    1,306,816
                                                            --------   ----------   ----------
          Gross profit....................................   206,449      292,706      284,250
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............   130,370      187,771      225,894
GOODWILL AMORTIZATION.....................................     7,132       11,731       12,585
ACQUISITION RELATED EXPENSES..............................       450           --           --
RESTRUCTURING CHARGES.....................................        --           --       25,344
                                                            --------   ----------   ----------
          Operating income................................    68,497       93,204       20,427
OTHER INCOME (EXPENSE):
  Interest income.........................................       957          841          514
  Interest expense........................................    (7,633)     (20,033)     (26,886)
  Other...................................................       241           48          744
                                                            --------   ----------   ----------
          Other expense, net..............................    (6,435)     (19,144)     (25,628)
                                                            --------   ----------   ----------
REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET...        --           --       (5,867)
                                                            --------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES.........................    62,062       74,060      (11,068)
INCOME TAX EXPENSE........................................    27,049       31,738        5,785
                                                            --------   ----------   ----------
NET INCOME (LOSS).........................................  $ 35,013   $   42,322   $  (16,853)
                                                            ========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
  Basic...................................................  $   1.06   $     1.10   $    (0.45)
                                                            ========   ==========   ==========
  Diluted.................................................  $   1.04   $     1.09   $    (0.45)
                                                            ========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
  Basic...................................................    32,962       38,561       37,397
                                                            ========   ==========   ==========
  Diluted.................................................    34,329       39,699       37,397
                                                            ========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK          TREASURY STOCK       ADDITIONAL                  TOTAL
                                           -------------------   ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                             SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                           ----------   ------   ----------   --------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1997.............  28,013,436    $280            --   $     --    $205,829    $ 11,526     $217,635
  Issuance of Common Stock:
    Second Public Offering...............     861,479       9            --         --      15,892          --       15,901
    Acquisition of Purchased Companies...   9,212,573      92            --         --     111,456          --      111,548
    Issuance of Employee Stock Purchase
      Plan shares........................      29,362      --            --         --         482          --          482
    Issuance of shares for options
      exercised..........................      24,330      --            --         --         319          --          319
  S Corporation distributions made by
    certain Pooled Companies.............          --      --            --         --          --        (966)        (966)
  Net income.............................          --      --            --         --          --      35,013       35,013
                                           ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 1998.............  38,141,180     381            --         --     333,978      45,573      379,932
  Issuance of Common Stock:
    Acquisition of Purchased Companies...     958,533      10       125,197        885       6,164          --        7,059
    Issuance of Employee Stock Purchase
      Plan shares........................     142,276       2            --         --       2,036          --        2,038
    Issuance of shares for options
      exercised..........................      16,924      --            --         --         477          --          477
  Common Stock repurchases...............          --      --    (1,820,721)   (12,863)         --          --      (12,863)
  Net income.............................          --      --            --         --          --      42,322       42,322
                                           ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 1999.............  39,258,913     393    (1,695,524)   (11,978)    342,655      87,895      418,965
  Issuance of Common Stock:
    Issuance of Employee Stock Purchase
      Plan shares........................          --      --       329,212      2,254        (732)         --        1,522
  Common Stock repurchases...............          --      --      (175,513)    (1,224)         --          --       (1,224)
  Shares exchanged in repayment of notes
    receivable...........................          --      --      (385,996)    (1,975)         --          --       (1,975)
  Shares received from sale of
    businesses...........................          --      --       (74,808)      (196)         --          --         (196)
  Net loss...............................          --      --            --         --          --     (16,853)     (16,853)
                                           ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2000.............  39,258,913    $393    (2,002,629)  $(13,119)   $341,923    $ 71,042     $400,239
                                           ==========    ====    ==========   ========    ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  35,013   $  42,322   $ (16,853)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities --
  Restructuring charges.....................................         --          --      25,344
  Reductions in non-operating assets and liabilities, net...         --          --       5,867
  Depreciation and amortization expense.....................     14,001      23,055      24,902
  Bad debt expense..........................................      1,253       1,650       5,883
  Deferred tax expense (benefit)............................        960       1,339      (2,590)
  Gain on sale of property and equipment....................       (274)       (260)       (697)
  Changes in operating assets and liabilities, net of
     effects of acquisitions of purchased companies --
     (Increase) decrease in --
       Receivables, net.....................................    (34,915)    (58,096)    (36,791)
       Inventories..........................................       (788)     (4,822)      1,103
       Prepaid expenses and other current assets............      2,437       3,213       2,734
       Costs and estimated earnings in excess of billings...     (7,926)    (15,433)      9,373
       Other noncurrent assets..............................        113        (293)      2,002
     Increase (decrease) in --
       Accounts payable and accrued liabilities.............    (14,991)     20,166      21,980
       Billings in excess of costs and estimated earnings...        208       6,080      17,105
       Other, net...........................................       (616)       (507)     (1,190)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities......................................     (5,525)     18,414      58,172
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (11,137)    (16,054)    (18,037)
  Proceeds from sales of property and equipment.............      1,369       1,507       1,937
  Cash paid for purchased companies, net of cash acquired...   (133,338)    (31,417)         --
  Proceeds from businesses sold.............................         --          --         713
  Other.....................................................         --        (500)         --
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (143,106)    (46,464)    (15,387)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (109,508)   (236,372)   (314,360)
  Borrowings of long-term debt..............................    233,684     271,706     283,634
  S Corporation distributions paid by certain pooled
     companies..............................................       (966)         --          --
  Proceeds from issuance of common stock, net of offering
     costs..................................................     16,702       2,258       1,522
  Repurchases of common stock...............................         --     (12,863)     (1,224)
  Other.....................................................     (2,393)         --          --
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................    137,519      24,729     (30,428)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (11,112)     (3,321)     12,357
CASH AND CASH EQUIVALENTS, beginning of year................     18,097       6,985       3,664
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $   6,985   $   3,664   $  16,021
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, building automation control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 58% of the Company's consolidated 2000 revenues were attributable to installation services, with the remaining 42% attributable to maintenance, repair and replacement services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Cash paid for interest in 1998, 1999 and 2000 was approximately $6.6 million, $17.8 million and $25.8 million, respectively. Cash paid for income taxes in 1998, 1999 and 2000 was approximately $33.3 million, $33.6 million and $13.1 million, respectively.

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

                           COMFORT SYSTEMS USA, INC.

     As of December 31, 1999 and 2000, accumulated amortization of goodwill was approximately $20.7 million and $32.9 million, respectively.

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

     Receivable balances billed but not paid by customers pursuant to retainage provisions in construction contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date is billed and collected within the subsequent fiscal year. The retainage balances at December 31, 1999 and 2000 are $58.2 million and $67.7 million, respectively, and are included in accounts receivable.

     The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

WARRANTY COSTS

     The Company typically warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

     Certain pooled companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. All acquired entities are subject to corporate income taxes subsequent to their acquisition.

                           COMFORT SYSTEMS USA, INC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company adopted these standards effective January 1, 2001 and there was no impact as the Company does not currently hold or trade derivative instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. During 1999, the Company began presenting certain costs in cost of services that relate to activities that directly support project or service work. These costs were previously presented in selling, general and administrative expenses ("SG&A"). Management believes this revised presentation better aligns cost of services and SG&A across all acquired operations. The change in classification in 1999 resulted in approximately $37.2 million of costs included in cost of services which would have been included in SG&A under the prior presentation. Exclusive of this change in classification, gross profit in 1999 would have been approximately $329.9 million. Prior periods were not restated.

3. RESTRUCTURING CHARGES:

     During 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. These actions are substantially complete except that the Company is seeking buyers for two operations it is holding for sale. The Company anticipates that these operations will be sold during the first half of 2001. The restructuring charges

                           COMFORT SYSTEMS USA, INC.

are primarily non-cash and include goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. Severance costs relate to the termination of approximately 145 employees (approximately 90 of these employees were terminated as of December 31, 2000) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer. The following table shows the portions of the restructuring charges that are expected to result in cash disbursements, and how much of those amounts had been paid by December 31, 2000 (in thousands):

                                                                                BALANCE AT
                                                                               DECEMBER 31,
                                                    TOTAL ACCRUAL   PAYMENTS       2000
                                                    -------------   --------   ------------
Severance.........................................     $2,487       $(1,269)      $1,218
Lease termination costs and other.................      2,920          (608)       2,312
                                                       ------       -------       ------
          Total...................................     $5,407       $(1,877)      $3,530
                                                       ======       =======       ======

Aggregated financial information related to the operations and activities included in the restructuring charges is as follows (in thousands):

                                                             TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         -------   -------   --------
Revenues...............................................  $14,086   $50,235   $ 46,062
Operating income (loss)................................  $   838   $ 1,427   $(17,053)

As of December 31, 2000, net assets held for sale are comprised of the following (in thousands):

Current Assets (primarily accounts receivable)............   $ 5,789
Long-Term Assets..........................................         6
Current Liabilities (primarily accounts payable)..........    (2,577)
Long-Term Liabilities.....................................       (21)
                                                             -------
          Total...........................................   $ 3,197
                                                             =======

     The restructuring charges associated with the operations that were held for sale at December 31, 2000 were $3.7 million and primarily related to impairments of goodwill and other long-lived assets based upon the estimated proceeds from the anticipated sale of these operations.

4. REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET:

     During 2000, the Company recorded a non-cash charge of approximately $5.9 million primarily related to the impairment of certain non-operating assets. These assets primarily related to notes receivable from former business owners that were collateralized by shares of the Company's stock. This charge also included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. Also included in this charge was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

                           COMFORT SYSTEMS USA, INC.

5. BUSINESS COMBINATIONS:

POOLINGS

     During 1998, the Company acquired all of the outstanding stock of three businesses which were accounted for as poolings-of-interests in exchange for 1,437,767 shares of the Company's common stock ("Common Stock"). These companies provide HVAC and related services. The historical financial statements for 1998 include the operations of these poolings prior to their acquisition by the Company.

PURCHASES

     During 1998, the Company acquired 52 businesses which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $161.2 million in cash, 9,212,573 shares of Common Stock with a fair value at the date of acquisition totaling $111.5 million, $57.4 million in the form of convertible subordinated notes and $3.1 million in the form of subordinated notes. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $49.3 million of these notes to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible into 42,608 shares of Common Stock.

     During 1999, the Company acquired 25 businesses which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of Common Stock with a fair value at the date of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $2.1 million of these notes to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible into 5,133 shares of Common Stock.

     The accompanying consolidated balance sheets include allocations of the respective purchase prices to the assets acquired and liabilities assumed based on fair value. The allocations in 1999 resulted in $55.7 million in goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired for the purchased companies. In conjunction with the acquisitions, goodwill was determined as follows (in thousands):

                                                              1999
                                                            --------
Fair value of assets acquired, net of cash acquired......   $(27,806)
Liabilities assumed......................................     20,138
Cash paid, net of cash acquired..........................     31,417
Estimated fair value of stock consideration..............      8,463
Issuance of notes........................................     23,473
                                                            --------
Goodwill.................................................   $ 55,685
                                                            ========

                           COMFORT SYSTEMS USA, INC.

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the purchased companies as if the acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Revenues....................................................  $1,355,733   $1,425,182
Net income..................................................  $   40,657   $   41,966
Net income per share -- diluted.............................  $     1.03   $     1.06
Shares used in computing net income per share -- diluted....      40,113       40,156

     Pro forma adjustments included in the preceding table relate to (a) certain reductions in salaries and benefits to the former owners of the purchased companies which the former owners agreed would take effect as of the acquisition date, (b) amortization of goodwill related to the purchased companies, (c) interest expense on borrowings used in the acquisition of the purchased companies and (d) interest expense related to subordinated notes issued in the acquisition of certain of the purchased companies. In addition, an incremental tax provision has been recorded as if all applicable purchased companies had been subject to federal and state income taxes.

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the purchased companies been combined at the beginning of the period presented.

6. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                                         ESTIMATED       DECEMBER 31,
                                                        USEFUL LIVES   -----------------
                                                          IN YEARS      1999      2000
                                                        ------------   -------   -------
Land..................................................    N/A          $   178   $   155
Transportation equipment..............................    3-10          32,781    30,118
Machinery and equipment...............................    3-10          27,542    25,978
Computer and telephone equipment......................    3-7           15,942    20,612
Buildings and leasehold improvements..................    3-39          12,079    13,935
Furniture and fixtures................................    3-10           8,815     9,146
                                                                       -------   -------
                                                                        97,337    99,944
Less -- Accumulated depreciation......................                  55,373    59,859
                                                                       -------   -------
  Property and equipment, net.........................                 $41,964   $40,085
                                                                       =======   =======

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $6.9 million, $11.3 million and $12.3 million, respectively.

                           COMFORT SYSTEMS USA, INC.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                             --------------------------
                                                              1998     1999      2000
                                                             ------   -------   -------
Balance at beginning of year...............................  $1,698   $ 4,758   $ 5,568
Additions for bad debt expense.............................   1,253     1,650     5,883
Deductions for uncollectible receivables written off, net
  of recoveries............................................    (909)   (1,940)   (4,452)
Allowance for doubtful accounts of purchased companies at
  date of acquisition......................................   2,716     1,100        --
Allowance for doubtful accounts of businesses sold or held
  for sale.................................................      --        --      (210)
                                                             ------   -------   -------
Balance at end of year.....................................  $4,758   $ 5,568   $ 6,789
                                                             ======   =======   =======

     Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Accrued warranty costs......................................  $ 4,587   $ 4,715
Accrued insurance expense...................................    6,835     6,710
Deferred revenue............................................    2,210     2,397
Other current liabilities...................................    9,972    13,120
                                                              -------   -------
                                                              $23,604   $26,942
                                                              =======   =======

     Installation contracts in progress are as follows (in thousands):

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------   -----------
Costs incurred on contracts in progress....................  $   895,662   $ 1,252,685
Estimated earnings, net of losses..........................      209,887       252,205
Less -- Billings to date...................................   (1,103,144)   (1,529,223)
Less -- Amounts related to businesses held for sale........           --          (163)
                                                             -----------   -----------
                                                             $     2,405   $   (24,496)
                                                             ===========   ===========
Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................  $    54,575   $    44,078
Billings in excess of costs and estimated earnings on
  uncompleted contracts....................................      (52,170)      (68,574)
                                                             -----------   -----------
                                                             $     2,405   $   (24,496)
                                                             ===========   ===========

                           COMFORT SYSTEMS USA, INC.

8. LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revolving credit facility...................................  $225,215   $223,700
Notes to affiliates and former owners.......................    77,009     50,274
Other.......................................................     3,609        627
                                                              --------   --------
          Total debt........................................   305,833    274,601
          Less: current maturities..........................    27,889      9,066
                                                              --------   --------
                                                              $277,944   $265,535
                                                              ========   ========

     At December 31, 2000, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31 --
  2001...................................................   $  9,066
  2002...................................................      6,710
  2003...................................................    258,612
  2004...................................................         71
  2005...................................................         43
  Thereafter.............................................         99
                                                            --------
                                                            $274,601
                                                            ========

REVOLVING CREDIT FACILITY

     The Company amended its revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (the "Bank Group") in March 2001. As amended, the Credit Facility provides the Company with a revolving line of credit of up to the lesser of $270 million or 80% of net accounts receivable. The Facility decreases to the lesser of $250 million or 80% of net accounts receivable as of December 31, 2001, and to the lesser of $240 million or 80% of net accounts receivable as of June 30, 2002. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

     The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate London Interbank Offered Rates or "LIBOR") plus 2.5% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

     The Credit Facility prohibits payment of dividends by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

                           COMFORT SYSTEMS USA, INC.

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The restrictions and financial balance and ratio requirements currently effective under the Facility allow for performance during the first and second quarters of 2001 consistent with the Company's results in recent quarters, excluding restructuring and other nonrecurring charges. The Facility's restrictions and requirements then call for improvement from recent performance levels in the third and fourth quarters of 2001 and on a quarterly basis in 2002. The Facility also prohibits repurchase of the Company's stock and has relatively tight approval requirements on acquisitions. The Facility's requirements reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of December 31, 2000, the Company had $223.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.9% for the year ended December 31, 2000. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 8.9%. As of December 31, 2000, the Company also had $2.0 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $41.6 million. As of March 23, 2001, $226.9 million in borrowings and $1.9 million in letters of credit were outstanding under the Facility, and $36.6 million in unused capacity was available.

NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.3 million as of December 31, 2000. Of these notes, $49.9 million bear interest, payable quarterly, at a weighted average interest rate of 5.8% and $0.4 million are non-interest bearing. In addition, $1.2 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $25.27 per share. The originally scheduled maturities of the subordinated notes are $3.4 million in 2000, $24.0 million in 2001, $22.0 million in 2002, and $0.9 million in 2003.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $44.4 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $8.9 million in 2001, $6.6 million in 2002, and $34.8 million in 2003.

OTHER LONG-TERM OBLIGATION DISCLOSURES

     The Company estimates the fair value of long-term debt as of December 31, 1999 and 2000 to be approximately the same as the recorded value.

                           COMFORT SYSTEMS USA, INC.

     The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs. As noted above, the Company has agreed to relatively tight restrictions under the Credit Facility. If the Company violates any of these restrictions, it will be required to negotiate new terms with its banks. There can be no assurance that in that event, the Company will receive satisfactory new terms from its banks, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

9. INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Current --
  Federal...............................................  $21,650   $25,622   $ 4,841
  State and Puerto Rico.................................    4,439     4,777     3,534
                                                          -------   -------   -------
                                                           26,089    30,399     8,375
                                                          -------   -------   -------
Deferred --
  Federal...............................................      907     2,067    (2,679)
  State and Puerto Rico.................................       53      (728)       89
                                                          -------   -------   -------
                                                              960     1,339    (2,590)
                                                          -------   -------   -------
                                                          $27,049   $31,738   $ 5,785
                                                          =======   =======   =======

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Income tax expense (benefit) at the statutory rate......  $21,713   $25,921   $(3,838)
Increase (decrease) resulting from --
  State income taxes, net of federal tax effect.........    3,148     2,567     1,652
  Non-deductible goodwill amortization..................    2,047     2,730     2,817
  Non-deductible goodwill writeoffs related to
     restructuring......................................       --        --     4,300
  Non-deductible expenses...............................      364       492       778
  Effect of S Corporation income previously taxed to the
     former owners......................................     (308)       --        --
  Non-deductible acquisition costs related to pooled
     companies..........................................      157        --        --
  Provision (benefit) recognized upon termination of
     Subchapter S election..............................     (101)       --        --
  Other.................................................       29        28        76
                                                          -------   -------   -------
                                                          $27,049   $31,738   $ 5,785
                                                          =======   =======   =======

     Deferred income tax provisions result from current period activity that has been reflected in the financial statements but which is not includable in determining the Company's tax liabilities until future periods. Deferred tax assets and liabilities reflect the tax effect in future periods of all such activity to date that has

                           COMFORT SYSTEMS USA, INC.

been reflected in the financial statements but which is not includable in determining the Company's tax liabilities until future periods.

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred income tax assets --
  Accounts receivable and allowance for doubtful accounts...  $ 1,854   $ 2,652
  Accrued liabilities and expenses..........................    7,206     8,210
  Net operating loss........................................    1,343     4,355
  Other.....................................................      630       541
                                                              -------   -------
          Total deferred income tax assets..................   11,033    15,758
                                                              -------   -------
Deferred income tax liabilities --
  Property and equipment....................................   (1,113)   (1,729)
  Long-term installation contracts..........................   (3,821)     (995)
  Goodwill..................................................   (3,180)   (5,833)
  Other.....................................................     (628)     (369)
                                                              -------   -------
          Total deferred income tax liabilities.............   (8,742)   (8,926)
                                                              -------   -------
Less -- Valuation allowance.................................       --    (1,951)
                                                              -------   -------
          Net deferred income tax assets....................  $ 2,291   $ 4,881
                                                              =======   =======

     The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Deferred income tax assets --
  Prepaid expenses and other................................  $  983   $4,478
  Other non-current assets..................................   1,308      403
                                                              ------   ------
Total deferred income tax assets............................  $2,291   $4,881
                                                              ======   ======

     At December 31, 2000, the Company has $56.3 million of available state net operating loss carryforwards for income tax purposes which expire 2012 through 2020.

     At December 31, 2000, the Company's net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

10. EMPLOYEE BENEFIT PLANS:

     The Company and certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans generally provide for contributions ranging from 1% to 6% of covered employees' salaries or wages and totaled $3.6 million for 1998, $5.4 million for 1999, and $5.9 million for 2000. Of these amounts, approximately $2.5 million and $2.9 million was payable to the plans at December 31, 1999 and 2000, respectively.

                           COMFORT SYSTEMS USA, INC.

     Certain of the Company's subsidiaries also participate in various multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $8.1 million for 1998, $14.6 million for 1999, and $17.7 million for 2000. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

11. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $6.7 million, $17.5 million, and $25.0 million, respectively. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from five to ten years and provide for certain escalations in the rental expenses each year. Included in the 1998, 1999 and 2000 rent expense above is approximately $3.9 million, $6.1 million and $8.0 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
  2001....................................................   $17,193
  2002....................................................    15,782
  2003....................................................    12,950
  2004....................................................    10,416
  2005....................................................     8,487
  Thereafter..............................................    16,349
                                                             -------
                                                             $81,177
                                                             =======

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

SELF-INSURANCE

     The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

12. STOCKHOLDERS' EQUITY:

COMMON STOCK AND PREFERRED STOCK

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

TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. The Company does not expect further share repurchases under this program for the foreseeable future.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of December 31, 2000, there are 1,395,217 shares of Restricted Voting Common Stock remaining.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options had an anti-dilutive effect for the year ended December 31, 2000 because the Company reported a net loss during this period, and therefore, are not included in the diluted EPS calculation. The Company would have included 175,767 shares related to the dilutive impact of stock options for the year ended December 31, 2000 if it were not for the net loss during the period. The Company has options outstanding to purchase 7.4 million shares of Common Stock at prices ranging from $2.875 to $21.438 per share as of December 31, 2000. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the twelve

                           COMFORT SYSTEMS USA, INC.

months ended December 31, 2000, and therefore, are not included in the diluted EPS calculation. The after-tax interest expense related to the assumed conversion of the convertible subordinated notes in 1999 was $0.8 million.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
Common shares outstanding, end of period...................  38,141   37,563   37,256
Effect of using weighted average common shares
  outstanding..............................................  (5,179)     998      141
                                                             ------   ------   ------
Shares used in computing earnings per share -- basic.......  32,962   38,561   37,397
Effect of shares issuable under stock option plans based on
  the treasury stock method................................     462       69       --
Effect of shares issuable related to convertible notes.....     905    1,069       --
                                                             ------   ------   ------
Shares used in computing earnings per share -- diluted.....  34,329   39,699   37,397
                                                             ======   ======   ======

13. STOCK OPTION PLANS:

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

     In May 2000, the Company's stockholders approved the Company's 2000 Incentive Plan which provides for the granting or awarding of incentive or non-qualified stock options, restricted stock or performance awards to directors, officers, key employees and other persons or entities as approved by the Board of Directors. Options granted under this plan have been issued by the Company at fair market value on the date of grant and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised.

                           COMFORT SYSTEMS USA, INC.

     The following table summarizes activity under the Company's stock option plans:

                                            1998                           1999                           2000
                                ----------------------------   ----------------------------   ----------------------------
                                            WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
FIXED OPTIONS                    SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
-------------                   ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at beginning of
  year........................  2,537,203        $13.72        3,955,029        $15.51        4,557,133        $15.18
Granted.......................  1,495,500        $18.54          758,200        $13.36        3,692,000        $ 3.29
Exercised.....................    (24,330)       $13.45          (16,924)       $13.00               --        $   --
Forfeited.....................    (53,344)       $16.01         (139,172)       $14.78         (892,974)       $13.95
Expired.......................         --        $   --               --        $   --               --        $   --
                                ---------                      ---------                      ---------
Outstanding at end of year....  3,955,029        $15.51        4,557,133        $15.18        7,356,159        $ 9.35
                                =========                      =========                      =========
Options exercisable at
  year-end....................    518,281                      1,287,229                      1,838,099
Weighted-average fair value of
  options granted during the
  year........................  $    7.33                      $    6.26                      $    2.46

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                         NUMBER      WEIGHTED-AVERAGE                        NUMBER
RANGE OF               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES        AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
---------------        -----------   ----------------   ----------------   -----------   ----------------
$ 2.88- 7.63            3,717,700       9.44 years           $ 3.34            37,040         $ 7.15
$11.75-16.88            2,417,067       4.03 years           $13.82         1,270,142         $13.76
$17.88-21.44            1,221,392       4.50 years           $18.79           530,917         $18.77
                        ---------                                           ---------
$ 2.88-21.44            7,356,159       6.84 years           $ 9.35         1,838,099         $15.08
                        =========                                           =========

     In September 1997, the Company's stockholders approved the Company's 1998 Employee Stock Purchase Plan which allows employees to purchase shares from the Company's authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company, including shares repurchased on the open market.

     The Company's 1998 Employee Stock Purchase Plan originally provided for the purchase of up to 300,000 shares, which was increased by an additional 600,000 shares in May 2000, at semi-annual intervals. In March 2001, the Board of Directors of the Company voted to suspend the Employee Stock Purchase Plan indefinitely. Through the suspension date, full-time employees were eligible to purchase shares with payroll deductions ranging from 2% to 8% of compensation with a maximum deduction of $2,000 for any purchase period for each participant. The purchase price per share is 85% of the lower of the market price on the first business day of the purchase period or the purchase date.

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

                           COMFORT SYSTEMS USA, INC.

recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                          1998      1999       2000
                                                         -------   -------   --------
Net Income (Loss)
  As reported..........................................  $35,013   $42,322   $(16,853)
  Pro forma for SFAS No. 123...........................  $33,341   $39,519   $(20,065)
Income (Loss) Per Share -- Basic
  As reported..........................................  $  1.06   $  1.10   $  (0.45)
  Pro forma for SFAS No. 123...........................  $  1.01   $  1.02   $  (0.54)
Income (Loss) Per Share -- Diluted
  As reported..........................................  $  1.04   $  1.09   $  (0.45)
  Pro forma for SFAS No. 123...........................  $  0.97   $  1.01   $  (0.54)

     Long-Term Incentive Plan -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     1998         1999         2000
                                                  ----------   ----------   ----------
Expected dividend yield.........................        0.00%        0.00%        0.00%
Expected stock price volatility.................       44.87%       65.63%       52.42%
Risk free interest rate.........................  5.00%-6.15%  4.64%-5.87%   5.58-6.94%
Expected life of options........................     4 years      4 years      4 years

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

                                                1998          1999          2000
                                             -----------   -----------   -----------
Expected dividend yield....................        0.00%         0.00%         0.00%
Expected volatility........................       42.10%         53.8%        76.24%
Risk free interest rate....................  5.19%-5.25%   4.56%-4.94%   6.00%-6.30%
Expected life of purchase rights...........    0.5 years     0.5 years     0.5 years

     The weighted average fair values of the purchase rights granted in 1998, 1999 and 2000 were $5.37 per share, $4.88 per share and $1.65 per share, respectively.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

     In March 1997, the Company's stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors' Plan is 250,000 shares. The Directors' Plan provided for the automatic grant of options to purchase 10,000 shares to each non-employee director serving at the commencement of the initial public offering of the Company.

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

                           COMFORT SYSTEMS USA, INC.

     Either at the time of the initial public offering or upon election as a director, options were granted to four members of the board of directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received an option for 5,000 shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. One former employee received an annual grant in 2000. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director. As of December 31, 2000, 95,000 options were outstanding related to this plan.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2000.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended December 31, 1999 and 2000 is summarized as follows (in thousands, except per share data):

                                                 YEAR ENDED DECEMBER 31, 1999
                                   ---------------------------------------------------------
                                                         QUARTER ENDED
                                   ---------------------------------------------------------
                                   MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                     1999          1999           1999              1999
                                   ---------     --------     -------------     ------------
Revenues.........................  $291,926      $341,493       $374,815          $361,801
Gross profit.....................  $ 63,178      $ 76,239       $ 76,335          $ 76,954
Operating income.................  $ 15,536      $ 30,023       $ 27,559          $ 20,086
Net income.......................  $  6,564      $ 14,645       $ 12,868          $  8,245
Earnings per share:
  Basic..........................  $   0.17      $   0.38       $   0.33          $   0.22
  Diluted........................  $   0.17      $   0.37       $   0.33          $   0.22

                                                 YEAR ENDED DECEMBER 31, 2000
                                   ---------------------------------------------------------
                                                         QUARTER ENDED
                                   ---------------------------------------------------------
                                   MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                     2000          2000           2000              2000
                                   ---------     --------     -------------     ------------
Revenues.........................  $362,566      $404,970       $423,922          $399,608
Gross profit.....................  $ 70,867      $ 70,638       $ 71,084          $ 71,661
Operating income (loss)..........  $ 12,856      $ 10,802       $    (47)(b)      $ (3,184)(c)
Net income (loss)................  $  4,008      $   (905)(a)   $ (3,689)(b)      $(16,267)(c)
Earnings (loss) per share:
  Basic..........................  $   0.11      $  (0.02)      $  (0.10)         $  (0.44)
  Diluted........................  $   0.11      $  (0.02)      $  (0.10)         $  (0.44)

---------------

     The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes in each quarter.

(a) During the second quarter of 2000, the Company recorded a non-cash, pre-tax charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets.

(b) During the third quarter of 2000, the Company recorded pre-tax restructuring charges of approximately $10.0 million associated primarily with restructuring efforts at certain underperforming operations.

(c) During the fourth quarter of 2000, the Company recorded an additional pre-tax charge of $0.7 million related to the impairment of certain non-operating assets. In addition, during the fourth quarter of 2000, the Company recorded additional pre-tax restructuring charges of approximately $15.0 million primarily related to restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

     These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 19 of this report and is incorporated herein by reference.

          (2) Financial Statement Schedules:

             Report of Independent Public Accountants on Supplementary Data.

             Schedule II -- Valuation and Qualifying Accounts.

             All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or Notes thereto or is not applicable.

     (b) Reports on Form 8-K

          None.

     (c) Exhibits

          Reference is made to the Index of Exhibits beginning on page 46, which index is incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             ON SUPPLEMENTARY DATA

To Comfort Systems USA, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Comfort Systems USA, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 27, 2001, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

                           COMFORT SYSTEMS USA, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                   ---------------------
                                     BALANCE AT    CHARGED TO   CHARGED                          BALANCE
                                     BEGINNING     COSTS AND    TO OTHER                         AT END
                                     OF PERIOD      EXPENSES    ACCOUNTS      DEDUCTIONS        OF PERIOD
                                    ------------   ----------   --------      ----------        ---------
Year ended December 31, 2000:
  Deducted from accounts
     receivable allowance for
     doubtful accounts............     $5,568        5,883          --          (4,662)(a),(b)   $6,789
  Accrued restructuring charges...     $   --        5,407          --          (1,877)          $3,530
Year ended December 31, 1999:
  Deducted from accounts
     receivable allowance for
     doubtful accounts............     $4,758        1,650       1,100(c)       (1,940)(a)       $5,568
Year ended December 31, 1998:
  Deducted from accounts
     receivable allowance for
     doubtful accounts............     $1,698        1,253       2,716(c)         (909)(a)       $4,758

---------------

(a)  Deductions for uncollectible receivables written off, net of recoveries.

(b) Includes $210 of allowance for doubtful accounts related to businesses sold or held for sale.

(c) Allowance for doubtful accounts of purchased companies at date of acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMFORT SYSTEMS USA, INC.

                                            By:    /s/ WILLIAM F. MURDY
                                              ----------------------------------
                                                       William F. Murdy
                                                   Chief Executive Officer

Date: March 27, 2001

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ WILLIAM F. MURDY                   Chairman of the Board and Chief  March 27, 2001
-----------------------------------------------------    Executive Officer
                  William F. Murdy

                  /s/ GARY E. HESS                     President, Chief Operating       March 27, 2001
-----------------------------------------------------    Officer and Director
                    Gary E. Hess

             /s/ J. GORDON BEITTENMILLER               Executive Vice President, Chief  March 27, 2001
-----------------------------------------------------    Financial Officer and
               J. Gordon Beittenmiller                   Director (principal
                                                         accounting officer)

                 /s/ HERMAN E. BULLS                   Director                         March 27, 2001
-----------------------------------------------------
                   Herman E. Bulls

              /s/ VINCENT J. COSTANTINI                Director                         March 27, 2001
-----------------------------------------------------
                Vincent J. Costantini

           /s/ ALFRED J. GIARDINELLI, JR.              Director                         March 27, 2001
-----------------------------------------------------
             Alfred J. Giardinelli, Jr.

                /s/ STEVEN S. HARTER                   Director                         March 27, 2001
-----------------------------------------------------
                  Steven S. Harter

                /s/ ROBERT J. POWERS                   Director                         March 27, 2001
-----------------------------------------------------
                  Robert J. Powers

                /s/ MARK P. SHAMBAUGH                  Director                         March 27, 2001
-----------------------------------------------------
                  Mark P. Shambaugh

                               INDEX OF EXHIBITS

                                                                         INCORPORATED BY REFERENCE TO
                                                                        THE EXHIBIT INDICATED BELOW AND
                                                                            TO THE FILING WITH THE
                                                                          COMMISSION INDICATED BELOW
                                                                        -------------------------------
        EXHIBIT                                                         EXHIBIT         FILING OR
         NUMBER                    DESCRIPTION OF EXHIBITS               NUMBER        FILE NUMBER
        -------                    -----------------------              --------       -----------
          3.1            -- Second Amended and Restated Certificate      3.1            333-24021
                            of Incorporation of the Registrant.
          3.2            -- Certificate of Amendment dated May 21,       3.2         1998 Form 10-K
                            1998.
          3.3            -- Bylaws of the Registrant, as amended.        3.3         1999 Form 10-K
          4.1            -- Form of certificate evidencing ownership     4.1            333-24021
                            of Common Stock of the Registrant.
         10.1            -- Comfort Systems USA, Inc. 1997 Long-Term     10.1           333-24021
                            Incentive Plan.
         10.2            -- Comfort Systems USA, Inc. 1997               10.2           333-24021
                            Non-Employee Directors' Stock Plan.
         10.3            -- Form of Employment Agreement between the     10.4           333-24021
                            Registrant and J. Gordon Beittenmiller.
         10.4            -- Form of Employment Agreement between the     10.5           333-24021
                            Registrant and William George, III.
         10.5            -- Form of Employment Agreement between the     10.6           333-24021
                            Registrant and Reagan S. Busbee.
         10.6            -- Form of Employment Agreement between the    10.10           333-24021
                            Registrant, Eastern Heating & Cooling,
                            Inc. and Alfred J. Giardinelli, Jr.
         10.7            -- Employment Agreement between the            10.17        1998 Form 10-K
                            Registrant, Shambaugh & Son, Inc. and
                            Mark P. Shambaugh.
         10.8            -- Form of Agreement among certain             10.16           333-24021
                            stockholders.
         10.9            -- Third Amended and Restated Credit           10.25           333-38009
                            Agreement among the Company and its
                            subsidiaries, Bank One, Texas, N.A., as
                            agent and the banks listed therein dated
                            December 14, 1998.
         10.10           -- Lease dated October 31, 1998, between       10.28        1998 Form 10-K
                            Mark Shambaugh and Shambaugh & Sons, Inc.
                            (Opportunity Drive).
         10.11           -- Lease dated October 31, 1998, between       10.29        1998 Form 10-K
                            Mark Shambaugh and Shambaugh & Sons, Inc.
                            (Di Salle Boulevard).
         10.12           -- Lease dated October 31, 1998, between       10.30        1998 Form 10-K
                            Mark Shambaugh and Shambaugh & Sons, Inc.
                            (Speedway Drive).
         10.13           -- Lease dated October 31, 1998, between       10.31        1998 Form 10-K
                            Mark Shambaugh and Shambaugh & Sons, Inc.
                            (South Bend).

                                                                         INCORPORATED BY REFERENCE TO
                                                                        THE EXHIBIT INDICATED BELOW AND
                                                                            TO THE FILING WITH THE
                                                                          COMMISSION INDICATED BELOW
                                                                        -------------------------------
        EXHIBIT                                                         EXHIBIT         FILING OR
         NUMBER                    DESCRIPTION OF EXHIBITS               NUMBER        FILE NUMBER
        -------                    -----------------------              --------       -----------
         10.14           -- Lease dated October 31, 1998, between       10.32        1998 Form 10-K
                            Mark Shambaugh and Shambaugh & Sons, Inc.
                            (Lafayette).
         10.15           -- Form of Indemnity Agreement entered into    10.26           333-32595
                            by the Company with each of the following
                            persons: J. Gordon Beittenmiller, Reagan
                            S. Busbee, William George, III, Steven S.
                            Harter, Robert J. Powers, Alfred J.
                            Giardinelli, Jr., on June 27, 1997.
         10.16           -- Indemnity Agreement between the Company     10.27           333-32595
                            and Notre Capital Ventures II, L.L.C.
         10.17           -- Comfort Systems USA, Inc. 1998 Employee     10.28           333-38009
                            Stock Purchase Plan.
         10.18           -- Agreement Regarding Sale of Stock between    10.2      Third Quarter 1997
                            Steve S. Harter and the Registrant dated                    Form 10-Q
                            October 31, 1997.
         10.19           -- Agreement Regarding Sale of Stock between    10.3      Third Quarter 1997
                            J. Gordon Beittenmiller and the                             Form 10-Q
                            Registrant dated October 31, 1997.
         10.20           -- Agreement Regarding Sale of Stock between    10.7      Third Quarter 1997
                            Alfred J. Giardinelli, Jr. and the                          Form 10-Q
                            Registrant dated October 31, 1997.
         10.21           -- Agreement Regarding Sale of Stock between    10.8      Third Quarter 1997
                            Robert J. Powers and the Registrant dated                   Form 10-Q
                            October 31, 1997.
         10.22           -- Agreement Regarding Sale of Stock between   10.13      Third Quarter 1997
                            Reagan S. Busbee and the Registrant dated                   Form 10-Q
                            October 31, 1997.
         10.23           -- Agreement Regarding Sale of Stock between   10.14      Third Quarter 1997
                            William George and the Registrant dated                     Form 10-Q
                            October 31, 1997.
         10.24           -- Agreement and Plan of Merger dated           2.1       November 1998 Form
                            November 15, 1998 by and among the                             8-K
                            Registrant, Shambaugh & Son, Inc.
         10.25           -- First Amendment to Credit Agreement among   10.63        1998 Form 10-K
                            the Company and its Subsidiaries, Bank
                            One, Texas, N.A., as agent and the banks
                            listed Therein dated January 14, 2000.
         10.26           -- Employment Agreement between the                         Filed Herewith
                            Registrant and Gary E. Hess dated January
                            1, 2001.
         10.27           -- Lease dated April 1, 1998, between Gary     10.53        1999 Form 10-K
                            E. and Susan B. Hess and Hess Mechanical
                            Corporation.
         10.28           -- Employment Agreement between William F.      10.2      Second Quarter 2000
                            Murdy and the Registrant dated June 27,                     Form 10-Q
                            2000.

                                                                         INCORPORATED BY REFERENCE TO
                                                                        THE EXHIBIT INDICATED BELOW AND
                                                                            TO THE FILING WITH THE
                                                                          COMMISSION INDICATED BELOW
                                                                        -------------------------------
        EXHIBIT                                                         EXHIBIT         FILING OR
         NUMBER                    DESCRIPTION OF EXHIBITS               NUMBER        FILE NUMBER
        -------                    -----------------------              --------       -----------
         10.29           -- Note Modification Agreement between Mark     10.3      Second Quarter 2000
                            Shambaugh and the Registrant dated August                   Form 10-Q
                            8, 2000.
         10.30           -- Third Amendment to Credit Agreement dated    10.5      Second Quarter 2000
                            as of August 11, 2000 amending the Third                    Form 10-Q
                            Amended and Restated Credit Agreement
                            dated December 14, 1998 among the
                            Registrant and its subsidiaries, Bank
                            One, Texas, N.A., as agent and the banks
                            listed therein.
         10.31           -- Amendment to 1998 Employee Stock Purchase    10.6      Second Quarter 2000
                            Plan dated May 18, 2000.                                    Form 10-Q
         10.32           -- Comfort Systems USA, Inc. 2000 Incentive     10.7      Second Quarter 2000
                            Plan.                                                       Form 10-Q
         10.33           -- Fourth Amendment to Credit Agreement         10.1      Third Quarter 2000
                            dated as of November 13, 2000 amending                      Form 10-Q
                            the Third Amended and Restated Credit
                            Agreement dated December 14, 1998 among
                            the Registrant and its subsidiaries, Bank
                            One, Texas, N.A., as agent and the banks
                            listed therein.
         10.34           -- Fourth Amended and Restated Credit                       Filed Herewith
                            Agreement dated as of March 22, 2001
                            among the Registrant and its
                            subsidiaries, Bank One, Texas, N.A., as
                            agent and the banks listed therein.
         10.35           -- Employment Agreement between the                         Filed Herewith
                            Registrant and Milburn Honeycutt dated
                            January 2, 2001.
         21.1            -- List of subsidiaries of Comfort Systems                  Filed Herewith
                            USA, Inc.
         23.1            -- Consent of Arthur Andersen LLP.                          Filed Herewith