Form 10-Q
period 2001-03-31
COMFORT SYSTEMS USA INC
filed 2001-05-14
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

(MARK ONE)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of May 10, 2001, was 37,380,773.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                              PAGE
                                                              ----
Part I -- Financial Information
  Item 1 -- Financial Statements
     COMFORT SYSTEMS USA, INC.
       Consolidated Balance Sheets..........................    1
       Consolidated Statements of Operations................    2
       Consolidated Statements of Stockholders' Equity......    3
       Consolidated Statements of Cash Flows................    4
       Condensed Notes to Consolidated Financial
        Statements..........................................    5
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   11
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   14

Part II -- Other Information
  Item 1 -- Legal Proceedings...............................   15
  Item 2 -- Recent Sales of Unregistered Securities.........   15
  Item 6 -- Exhibits and Reports on Form 8-K................   15
  Item 9 -- Changes and Disagreements with Accountants on
            Accounting and Financial Disclosure.............   15
  Signature.................................................   16

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000           2001
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 16,021       $ 21,810
  Accounts receivable, less allowance of $6,789 and
     $7,350.................................................     334,152        319,040
  Other receivables.........................................       5,879          4,977
  Inventories...............................................      19,399         19,035
  Prepaid expenses and other................................      10,568          9,711
  Costs and estimated earnings in excess of billings........      44,078         44,226
  Net assets held for sale..................................       3,197          2,198
                                                                --------       --------
          Total current assets..............................     433,294        420,997
PROPERTY AND EQUIPMENT, net.................................      40,085         38,695
GOODWILL, less accumulated amortization of $32,904 and
  $35,850...................................................     450,493        447,547
OTHER NONCURRENT ASSETS.....................................       2,538          3,610
                                                                --------       --------
          Total assets......................................    $926,410       $910,849
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $    216       $    140
  Current maturities of notes to affiliates and former
     owners.................................................       8,850         12,567
  Accounts payable..........................................     114,613        102,162
  Accrued compensation and benefits.........................      40,880         33,229
  Billings in excess of costs and estimated earnings........      68,574         71,512
  Other current liabilities.................................      26,942         28,479
                                                                --------       --------
          Total current liabilities.........................     260,075        248,089
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     224,111        222,959
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................      41,424         37,707
OTHER LONG-TERM LIABILITIES.................................         561            564
                                                                --------       --------
          Total liabilities.................................     526,171        509,319
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --             --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393            393
  Treasury stock, at cost, 2,002,629 and 1,878,140 shares,
     respectively...........................................     (13,119)       (11,728)
  Additional paid-in capital................................     341,923        340,723
  Retained earnings.........................................      71,042         72,142
                                                                --------       --------
          Total stockholders' equity........................     400,239        401,530
                                                                --------       --------
          Total liabilities and stockholders' equity........    $926,410       $910,849
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

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
REVENUES....................................................  $362,566   $368,128
COST OF SERVICES............................................   291,699    304,231
                                                              --------   --------
          Gross profit......................................    70,867     63,897
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    54,828     52,494
GOODWILL AMORTIZATION.......................................     3,183      3,021
RESTRUCTURING CHARGES.......................................        --        238
                                                              --------   --------
          Operating income..................................    12,856      8,144
OTHER INCOME (EXPENSE):
  Interest income...........................................       169         43
  Interest expense..........................................    (6,095)    (6,228)
  Other.....................................................       102        144
                                                              --------   --------
          Other expense, net................................    (5,824)    (6,041)
                                                              --------   --------
INCOME BEFORE INCOME TAXES..................................     7,032      2,103
INCOME TAX EXPENSE..........................................     3,024      1,003
                                                              --------   --------
NET INCOME..................................................  $  4,008   $  1,100
                                                              ========   ========
NET INCOME PER SHARE:
  Basic.....................................................  $   0.11   $   0.03
                                                              ========   ========
  Diluted...................................................  $   0.11   $   0.03
                                                              ========   ========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
  Basic.....................................................    37,560     37,385
                                                              ========   ========
  Diluted...................................................    37,560     37,386
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     COMMON STOCK          TREASURY STOCK       ADDITIONAL                  TOTAL
                                  -------------------   ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                  ----------   ------   ----------   --------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1999....  39,258,913    $393    (1,695,524)  $(11,978)   $342,655    $87,895      $418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares......          --      --       329,212      2,254        (732)        --         1,522
  Common Stock repurchases......          --      --      (175,513)    (1,224)         --         --        (1,224)
  Shares exchanged in repayment
    of notes receivable.........          --      --      (385,996)    (1,975)         --         --        (1,975)
  Shares received from sale of
    businesses..................          --      --       (74,808)      (196)         --         --          (196)
  Net loss......................          --      --            --         --          --    (16,853)      (16,853)
                                  ----------    ----    ----------   --------    --------    -------      --------
BALANCE AT DECEMBER 31, 2000....  39,258,913     393    (2,002,629)   (13,119)    341,923     71,042       400,239
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares
      (unaudited)...............          --      --       269,481      1,766      (1,200)        --           566
  Shares received from sale of
    businesses (unaudited)......          --      --      (144,992)      (375)         --         --          (375)
  Net income (unaudited)........          --      --            --         --          --      1,100         1,100
                                  ----------    ----    ----------   --------    --------    -------      --------
BALANCE AT MARCH 31, 2001
  (unaudited)...................  39,258,913    $393    (1,878,140)  $(11,728)   $340,723    $72,142      $401,530
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

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  4,008   $  1,100
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities --
  Restructuring charges.....................................        --        238
  Depreciation and amortization expense.....................     6,107      5,969
  Bad debt expense..........................................       155      1,217
  Deferred tax expense......................................     1,834         95
  Gain on sale of property and equipment....................       (96)       (75)
  Changes in operating assets and liabilities --
     (Increase) decrease in --
       Receivables, net.....................................     7,327     14,496
       Inventories..........................................       685         36
       Prepaid expenses and other current assets............     1,734     (1,522)
       Costs and estimated earnings in excess of billings...   (10,662)       117
       Other noncurrent assets..............................       161     (1,436)
     Increase (decrease) in --
       Accounts payable and accrued liabilities.............   (11,165)   (16,036)
       Billings in excess of costs and estimated earnings...      (800)     2,634
       Other, net...........................................      (184)         3
                                                              --------   --------
     Net cash provided by (used in) operating activities....      (896)     6,836
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,656)    (1,589)
  Proceeds from sales of property and equipment.............       176        309
  Proceeds from businesses sold.............................        --        895
                                                              --------   --------
     Net cash used in investing activities..................    (3,480)      (385)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (65,325)   (59,537)
  Borrowings of long-term debt..............................    74,554     58,309
  Proceeds from issuance of common stock....................       762        566
  Repurchases of common stock...............................      (935)        --
                                                              --------   --------
     Net cash provided by (used in) financing activities....     9,056       (662)
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     4,680      5,789
CASH AND CASH EQUIVALENTS, beginning of period..............     3,664     16,021
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  8,344   $ 21,810
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Form 10-K").

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

  Cash Flow Information

     Cash paid for interest for the three months ended March 31, 2000 and 2001 was approximately $5.1 million and $5.5 million, respectively. Cash paid for income taxes for the three months ended March 31, 2000 and 2001 was approximately $4.5 million and $0.7 million, respectively.

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

                           COMFORT SYSTEMS USA, INC.

January 1, 2001. The Company adopted these standards effective January 1, 2001 and there was no impact as the Company does not currently hold or trade derivative instruments.

3. RESTRUCTURING CHARGES:

     During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program undertaken in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     During fiscal 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. These actions are substantially complete except that the Company is seeking buyers for two operations it is holding for sale. The Company anticipates that these operations will be sold during 2001. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs.

     Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (142 of these employees had been terminated as of March 31, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer. The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of March 31, 2001 (in thousands):

                                               BALANCE AT                          BALANCE AT
                                               JANUARY 1,                          MARCH 31,
                                                  2001      ADDITIONS   PAYMENTS      2001
                                               ----------   ---------   --------   ----------
Severance....................................    $1,218       $350      $  (370)     $1,198
Lease termination costs and other............     2,312         --         (642)      1,670
                                                 ------       ----      -------      ------
          Total..............................    $3,530       $350      $(1,012)     $2,868
                                                 ======       ====      =======      ======

     Aggregated financial information related to the operations addressed by restructuring is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Revenues....................................................  $18,264    $ 4,015
Operating loss..............................................  $  (578)   $(1,221)

     As of March 31, 2001, net assets held for sale are comprised of the following (in thousands):

Current assets (primarily accounts receivable).............  $ 3,949
Long-term assets...........................................        5
Current liabilities (primarily accounts payable)...........   (1,737)
Long-term liabilities......................................      (19)
                                                             -------
          Total............................................  $ 2,198
                                                             =======

                           COMFORT SYSTEMS USA, INC.

     The restructuring charges recorded in fiscal 2000 associated with the operations that were held for sale at March 31, 2001 were $3.7 million and primarily related to impairments of goodwill and other long-lived assets based upon the estimated proceeds from the anticipated sale of these operations.

4. LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
Revolving credit facility...................................    $223,700      $222,600
Notes to affiliates and former owners.......................      50,274        50,274
Other.......................................................         627           499
                                                                --------      --------
          Total debt........................................     274,601       273,373
          Less: current maturities..........................       9,066        12,707
                                                                --------      --------
                                                                $265,535      $260,666
                                                                ========      ========

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

     The Credit Facility prohibits payment of dividends and the repurchase of shares by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

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

                           COMFORT SYSTEMS USA, INC.

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

     As of March 31, 2001, the Company had $222.6 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.9% per annum for the first three months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 8.3%. As of March 31, 2001, the Company also had $2.3 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $33.1 million. As of May 10, 2001, $215.0 million in borrowings and $2.0 million in letters of credit were outstanding under the Facility, and $41.0 million in unused capacity was available.

  Notes to Affiliates and Former Owners

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.3 million as of March 31, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.66%. In addition, $1.0 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.47 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $5.3 million of principal has been paid from April 1, 2001 to May 10, 2001. The amended agreements also cured all defaults that arose out of the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $8.9 million in 2001, $4.7 million in 2002, and $36.7 million in 2003.

  Other Long-Term Obligation Disclosures

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

                           COMFORT SYSTEMS USA, INC.

5. COMMITMENTS AND CONTINGENCIES:

  Claims and Lawsuits

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company has provided accruals for probable losses and related legal fees associated with certain of these actions in the accompanying consolidated financial statements.

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

6. STOCKHOLDERS' EQUITY:

  Treasury Stock

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. Under the current terms of the Credit Facility, the Company is prohibited from purchasing additional shares of its Common Stock.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 2001, there are 1,393,612 shares of Restricted Voting Common Stock remaining.

                           COMFORT SYSTEMS USA, INC.

  Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 7.3 million shares of Common Stock at prices ranging from $2.43 to $21.438 per share were outstanding for the three months ended March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the respective average market price of the Common Stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months ended March 31, 2000 and 2001, and therefore, are not included in the diluted EPS calculation.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Common shares outstanding, end of period....................  37,559   37,381
Effect of using weighted average common shares
  outstanding...............................................       1        4
                                                              ------   ------
Shares used in computing earnings per share -- basic........  37,560   37,385
Effect of shares issuable under stock option plans based on
  the treasury stock method.................................      --        1
                                                              ------   ------
Shares used in computing earnings per share -- diluted......  37,560   37,386
                                                              ======   ======

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical Consolidated Financial Statements of Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertanties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

     The Company is a leading national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within manufacturing plants, office buildings, retail centers, apartment complexes, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as process cooling, building automation control systems, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing.

RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------
                                                            2000                 2001
                                                      ----------------     ----------------
                                                                 (IN THOUSANDS)
Revenues............................................  $362,566   100.0%    $368,128   100.0%
Cost of services....................................   291,699    80.5%     304,231    82.6%
                                                      --------             --------
Gross profit........................................    70,867    19.5%      63,897    17.4%
Selling, general and administrative expenses........    54,828    15.1%      52,494    14.3%
Goodwill amortization...............................     3,183     0.9%       3,021     0.8%
Restructuring charges...............................        --      --          238     0.1%
                                                      --------             --------
Operating income....................................    12,856     3.5%       8,144     2.2%
Other expense, net..................................    (5,824)   (1.6)%     (6,041)   (1.6)%
                                                      --------             --------
Income before income taxes..........................     7,032     1.9%       2,103     0.6%
Income tax expense..................................     3,024                1,003
                                                      --------             --------
Net income..........................................  $  4,008     1.1%    $  1,100     0.3%
                                                      ========             ========

     Revenues -- Revenues increased $5.6 million, or 1.5%, to $368.1 million for the first quarter of 2001 compared to 2000. The 1.5% revenue growth was comprised of approximately 4.8% internal growth largely offset by (3.3)% related to operations that were sold or shut down since the first quarter of last year.

     This revenue growth rate is lower than those the Company experienced throughout 2000. A portion of the reduction in the growth rate results from an increase in the amount of project deferrals in certain markets during the first quarter of 2001. The lower internal growth rate is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. It is likely, therefore, that the Company will continue to experience modest revenue growth in upcoming periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue growth and operating margins.

     Gross Profit -- Gross profit decreased $7.0 million, or 9.8%, to $63.9 million for the first quarter of 2001 compared to 2000. As a percentage of revenues, gross profit decreased from 19.5% for the three months ended March 31, 2000 to 17.4% for the three months ended March 31, 2001.

     The exclusion of operations that were sold or shut down since the first quarter of last year had virtually no effect on the decrease in gross profit as a percentage of revenues. The decrease relates primarily to declines in first quarter performance at four ongoing operations. These included a larger operation involved in multi-unit markets in the South and Northeast, the Company's largest operating unit which is based in the Midwest, and one of the Company's mid-sized operations in the South. Management believes these entities will show improved results over the balance of this year. The Company also saw weak performance in an additional market where the Company's operations are undergoing operational and management consolidation. More broadly, the Company noted an increase in the amount of project deferrals in certain markets while in other, stronger markets, skilled and technical labor availability continued to be tight.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $2.3 million, or 4.3%, to $52.5 million for the first quarter of 2001 compared to 2000. The decrease in SG&A primarily related to operations that were sold or shut down. As a percentage of revenues, SG&A decreased from 15.1% for the three months ended March 31, 2000 to 14.3% for the three months ended March 31, 2001. Exclusion of the operations that were sold or shut down had virtually no effect on this decline in SG&A as a percentage of revenues. Rather, the decrease resulted from increased internal revenue volume without a commensurate increase in overhead costs.

     Restructuring Charges -- During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program undertaken in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     Income Tax Expense -- The Company's effective tax rates for the three months ended March 31, 2001 and 2000 were 47.7% and 43.0%, respectively. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow -- Cash provided by operating activities less customary capital expenditures plus the proceeds from asset sales is generally called free cash flow and, if positive, represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash.

     For the three months ended March 31, 2001, the Company had positive free cash flow of $5.6 million, an increase of $10.0 million as compared to negative free cash flow of $4.4 million in the first quarter of 2000. This improvement primarily resulted from faster billing by the Company for its project work while maintaining the same average days to collect receivables once billed, as well as a decrease in net capital expenditures versus the prior year.

     Cash used in financing activities for the three months ended March 31, 2001 was $0.7 million and was primarily attributable to net payments of long-term debt of $1.2 million. Net cash provided by financing activities for the three months ended March 31, 2000 was $9.1 million and was primarily attributable to net borrowings of long-term debt primarily used for working capital and capital expenditures.

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

     The Credit Facility prohibits payment of dividends and the repurchase of shares by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also provides for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The restrictions and financial balance and ratio requirements currently effective under the Facility allow for performance during the first and second quarters of 2001 consistent with the Company's results in recent quarters, excluding restructuring and other nonrecurring charges. The Facility's restrictions and requirements then call for improvement from recent performance levels in the third and fourth quarters of 2001 and on a quarterly basis in 2002. The Facility's requirements reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/ industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of March 31, 2001, the Company had $222.6 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.9% per annum for the first three months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 8.3%. As of March 31, 2001, the Company also had $2.3 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $33.1 million. As of May 10, 2001, $215.0 million in borrowings and $2.0 million in letters of credit were outstanding under the Facility, and $41.0 million in unused capacity was available.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $50.3 million as of March 31, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.66%. In addition, $1.0 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.47 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $5.3 million of principal has been paid from April 1, 2001 to May 10, 2001. The amended agreements also cured all defaults that arose out of the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $8.9 million in 2001, $4.7 million in 2002, and $36.7 million in 2003.

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

     Treasury Stock -- On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. Under the current terms of the Credit Facility, the Company is prohibited from purchasing additional shares of its Common Stock.

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

                           COMFORT SYSTEMS USA, INC.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has provided accruals for probable losses and related legal fees associated with certain of these actions in its consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended March 31, 2001, the Company did not issue any unregistered shares of its common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     None.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMFORT SYSTEMS USA, INC.

                                            By: /s/ J. GORDON BEITTENMILLER
                                              ----------------------------------
                                                   J. Gordon Beittenmiller
                                                  Executive Vice President,
                                                 Chief Financial Officer and
                                                            Director

Dated: May 14, 2001