Form 10-Q
period 2001-06-30
COMFORT SYSTEMS USA INC
filed 2001-08-13
CIK 1035983

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of August 10, 2001, was 37,380,773.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
     COMFORT SYSTEMS USA, INC.
       Consolidated Balance Sheets..........................    1
       Consolidated Statements of Operations................    2
       Consolidated Statements of Stockholders' Equity......    3
       Consolidated Statements of Cash Flows................    4
       Condensed Notes to Consolidated Financial
        Statements..........................................    5
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........   12
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   16

PART II -- OTHER INFORMATION
  Item 1 -- Legal Proceedings...............................   17
  Item 2 -- Recent Sales of Unregistered Securities.........   17
  Item 6 -- Exhibits and Reports on Form 8-K................   17
  Item 9 -- Changes and Disagreements with Accountants on
     Accounting and Financial Disclosure....................   17
  Signature.................................................   18

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 16,021      $ 17,152
  Accounts receivable, less allowance of $6,789 and
     $8,549.................................................     334,152       325,839
  Other receivables.........................................       5,879         4,978
  Inventories...............................................      19,399        18,957
  Prepaid expenses and other................................      10,568         8,885
  Costs and estimated earnings in excess of billings........      44,078        46,618
  Net assets held for sale..................................       3,197         2,086
                                                                --------      --------
          Total current assets..............................     433,294       424,515
PROPERTY AND EQUIPMENT, net.................................      40,085        37,193
GOODWILL, less accumulated amortization of $32,904 and
  $38,728...................................................     450,493       444,469
OTHER NONCURRENT ASSETS.....................................       2,538         3,018
                                                                --------      --------
          Total assets......................................    $926,410      $909,195
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $    216      $    107
  Current maturities of notes to affiliates and former
     owners.................................................       8,850         6,067
  Accounts payable..........................................     114,613       110,253
  Accrued compensation and benefits.........................      40,880        37,850
  Billings in excess of costs and estimated earnings........      68,574        79,775
  Other current liabilities.................................      26,942        30,393
                                                                --------      --------
          Total current liabilities.........................     260,075       264,445
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     224,111       200,344
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................      41,424        38,067
DEFERRED INCOME TAXES.......................................          --           952
OTHER LONG-TERM LIABILITIES.................................         561           566
                                                                --------      --------
          Total liabilities.................................     526,171       504,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --            --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393           393
  Treasury stock, at cost, 2,002,629 and 1,878,140 shares,
     respectively...........................................     (13,119)      (11,728)
  Additional paid-in capital................................     341,923       340,723
  Retained earnings.........................................      71,042        75,433
                                                                --------      --------
          Total stockholders' equity........................     400,239       404,821
                                                                --------      --------
          Total liabilities and stockholders' equity........    $926,410      $909,195
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                     2000       2001         2000       2001
                                                   --------   --------     --------   --------
REVENUES.........................................  $404,970   $392,141     $767,536   $760,269
COST OF SERVICES.................................   334,332    323,070      626,031    627,301
                                                   --------   --------     --------   --------
          Gross profit...........................    70,638     69,071      141,505    132,968
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....    56,333     53,001      111,161    105,495
GOODWILL AMORTIZATION............................     3,149      3,021        6,332      6,042
RESTRUCTURING CHARGES............................       354         --          354        238
                                                   --------   --------     --------   --------
          Operating income.......................    10,802     13,049       23,658     21,193
OTHER INCOME (EXPENSE):
  Interest income................................       207         24          378         68
  Interest expense...............................    (6,681)    (6,476)     (12,778)   (12,705)
  Other..........................................       (12)       230           90        374
                                                   --------   --------     --------   --------
          Other income (expense).................    (6,486)    (6,222)     (12,310)   (12,263)
                                                   --------   --------     --------   --------
REDUCTIONS IN NON-OPERATING ASSETS AND
  LIABILITIES, NET...............................    (5,190)        --       (5,190)        --
                                                   --------   --------     --------   --------
INCOME (LOSS) BEFORE INCOME TAXES................      (874)     6,827        6,158      8,930
INCOME TAX EXPENSE...............................        31      3,536        3,055      4,539
                                                   --------   --------     --------   --------
NET INCOME (LOSS)................................  $   (905)  $  3,291     $  3,103   $  4,391
                                                   ========   ========     ========   ========
NET INCOME (LOSS) PER SHARE:
  Basic..........................................  $  (0.02)  $   0.09     $   0.08   $   0.12
                                                   ========   ========     ========   ========
  Diluted........................................  $  (0.02)  $   0.09     $   0.08   $   0.12
                                                   ========   ========     ========   ========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  SHARE:
  Basic..........................................    37,496     37,381       37,528     37,383
                                                   ========   ========     ========   ========
  Diluted........................................    37,496     37,431       37,538     37,389
                                                   ========   ========     ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       COMMON STOCK          TREASURY STOCK       ADDITIONAL                  TOTAL
                                    -------------------   ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                      SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                    ----------   ------   ----------   --------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1999......  39,258,913    $393    (1,695,524)  $(11,978)   $342,655    $87,895      $418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares........          --      --       329,212      2,254        (732)        --         1,522
  Common Stock repurchases........          --      --      (175,513)    (1,224)         --         --        (1,224)
  Shares exchanged in repayment of
    notes receivable..............          --      --      (385,996)    (1,975)         --         --        (1,975)
  Shares received from sale of
    businesses....................          --      --       (74,808)      (196)         --         --          (196)
  Net loss........................          --      --            --         --          --    (16,853)      (16,853)
                                    ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2000......  39,258,913     393    (2,002,629)   (13,119)    341,923     71,042       400,239
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares
        (unaudited)...............          --      --       269,481      1,766      (1,200)        --           566
  Shares received from sale of
    businesses (unaudited)........          --      --      (144,992)      (375)         --         --          (375)
  Net income (unaudited)..........          --      --            --         --          --      4,391         4,391
                                    ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT JUNE 30, 2001
  (unaudited).....................  39,258,913    $393    (1,878,140)  $(11,728)   $340,723    $75,433      $404,821
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

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $   3,103     $   4,391
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Restructuring charges..................................         354           238
     Depreciation and amortization expense..................      12,191        11,942
     Bad debt expense.......................................       1,875         2,783
     Deferred tax expense...................................         203         2,449
     Gain on sale of property and equipment.................        (156)         (129)
     Reduction in non-operating assets and liabilities,
      net...................................................       5,190            --
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Receivables, net..................................     (40,570)        6,069
          Inventories.......................................         194           112
          Prepaid expenses and other current assets.........       4,649         1,075
          Costs and estimated earnings in excess of
            billings........................................       1,898        (1,834)
          Other noncurrent assets...........................         927        (1,069)
       Increase (decrease) in --
          Accounts payable and accrued liabilities..........      10,559        (4,839)
          Billings in excess of costs and estimated
            earnings........................................      17,605        11,229
          Other, net........................................        (524)         (411)
                                                               ---------     ---------
            Net cash provided by operating activities.......      17,498        32,006
                                                               ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (9,430)       (3,148)
  Proceeds from sales of property and equipment.............         485           354
  Proceeds from businesses sold.............................          --           954
                                                               ---------     ---------
            Net cash used in investing activities...........      (8,945)       (1,840)
                                                               ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................    (148,519)     (130,310)
  Borrowings of long-term debt..............................     145,666       100,709
  Proceeds from issuance of common stock....................         762           566
  Repurchases of common stock...............................      (1,224)           --
                                                               ---------     ---------
            Net cash used in financing activities...........      (3,315)      (29,035)
                                                               ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       5,238         1,131
CASH AND CASH EQUIVALENTS, beginning of period..............       3,664        16,021
                                                               ---------     ---------
CASH AND CASH EQUIVALENTS, end of period....................   $   8,902     $  17,152
                                                               =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

  Cash Flow Information

     Cash paid for interest for the six months ended June 30, 2000 and 2001 was approximately $11.9 million and $11.6 million, respectively. Cash paid for income taxes for the six months ended June 30, 2000 and 2001 was approximately $10.8 million and $2.1 million, respectively.

  Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an

                           COMFORT SYSTEMS USA, INC.

impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002 and early adoption is not allowed for calendar year companies. Any impairment loss recognized in accordance with SFAS No. 142 will be shown as the cumulative effect of a change in accounting principle in the Company's income statement. Under this treatment, the Company's income statement would show after-tax results of operations both with and without the cumulative effect of the change in accounting principle recognizing an impairment.

     The Company is currently reviewing these new accounting standards. Under existing standards, the Company recognizes a non-cash charge of approximately $3 million per quarter in its income statement to amortize its goodwill assets over 40-year lives. This amortization will be discontinued beginning on January 1, 2002 under the new standards. In connection with this change, the Company also expects it will report a lower effective tax rate, since the portion of goodwill amortization that is nondeductible for tax purposes has been the principal item resulting in the excess of the Company's effective tax rate in its income statement over statutory tax rates.

     The new requirements for assessing whether these goodwill assets have been impaired involve market-based information that may change prior to the new rules' effective date of January 1, 2002, and as noted above, early adoption is not allowed for the Company. As a result, the Company cannot yet determine whether it will have to recognize a goodwill impairment when the new rules become effective. However, based on a preliminary review of the new standards, and based on currently available information, the Company believes it is likely that it will have to record a non-cash goodwill impairment charge, and that the amount of that charge will be significant in relation to the Company's unamortized goodwill balance, which is expected to be approximately $438 million at December 31, 2001. If such a charge is necessary, the Company anticipates it would be recorded in the first quarter of 2002 when the new standards become effective. As noted above, if an impairment charge is recorded upon transition to the new standards, it will be reflected as the cumulative effect of a change in accounting principle.

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its lending agreements with its banks, and accordingly expects no impact on its current bank credit facility if recognition of such an impairment charge becomes necessary.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted this standard effective January 1, 2001 and there was no impact as the Company does not currently hold or trade derivative instruments.

  Reclassifications

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

                           COMFORT SYSTEMS USA, INC.

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

     During the second quarter of 2000, the Company recorded restructuring charges of approximately $0.4 million, primarily in connection with severance costs related to the departure of the Company's former chief executive officer. During the remainder of fiscal 2000, the Company recorded restructuring charges of approximately $24.9 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. These actions are substantially complete except that the Company is seeking buyers for two operations it is holding for sale. The Company anticipates that these operations will be sold during 2001. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs.

     Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (all of these employees had been terminated as of June 30, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer. The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of June 30, 2001 (in thousands):

                                               BALANCE AT                          BALANCE AT
                                               JANUARY 1,                           JUNE 30,
                                                  2001      ADDITIONS   PAYMENTS      2001
                                               ----------   ---------   --------   ----------
Severance....................................    $1,218       $350      $  (873)     $  695
Lease termination costs and other............     2,312         --       (1,267)      1,045
                                                 ------       ----      -------      ------
          Total..............................    $3,530       $350      $(2,140)     $1,740
                                                 ======       ====      =======      ======

Aggregated financial information related to the operations addressed by restructuring is as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Revenues....................................................  $31,033   $ 6,636
Operating loss..............................................  $(9,125)  $(1,719)

As of June 30, 2001, net assets held for sale are comprised of the following (in thousands):

Current assets (primarily accounts receivable)..............  $ 4,053
Long-term assets............................................        3
Current liabilities (primarily accounts payable and billings
  in excess of costs and estimated earnings)................   (1,951)
Long-term liabilities.......................................      (19)
                                                              -------
          Total.............................................  $ 2,086
                                                              =======

                           COMFORT SYSTEMS USA, INC.

     The restructuring charges recorded in fiscal 2000 associated with the operations that were held for sale at June 30, 2001 were $3.7 million and primarily related to impairments of goodwill and other long-lived assets based upon the estimated proceeds from the anticipated sale of these operations.

4. REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET:

     During the quarter ended June 30, 2000, the Company recorded a non-cash charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets, principally notes receivable from former owners of businesses acquired by the Company. In addition, the Company recorded an impairment of approximately $0.8 million to its minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. The Company also recorded a gain of approximately $0.6 million on the reduction of its subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

5. LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
Revolving credit facility...................................    $223,700      $200,000
Notes to affiliates and former owners.......................      50,274        44,134
Other.......................................................         627           451
                                                                --------      --------
          Total debt........................................     274,601       244,585
          Less: current maturities..........................       9,066         6,174
                                                                --------      --------
                                                                $265,535      $238,411
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

                           COMFORT SYSTEMS USA, INC.

the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The Facility's current restrictions and financial balance and ratio requirements generally reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. The Facility's current requirements also call for higher levels of EBITDA and lower ratios of debt to EBITDA in the second half of this year than the Company has achieved in recent quarters. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of June 30, 2001, the Company had $200.0 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 9.1% per annum for the first six months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 7.7%. As of June 30, 2001, the Company also had $2.3 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $63.5 million. As of August 10, 2001, $205.0 million in borrowings and $2.3 million in letters of credit were outstanding under the Facility, and $58.5 million in unused capacity was available.

  Notes to Affiliates and Former Owners

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $44.1 million as of June 30, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.73%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.25 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $6.4 million of principal has been paid from April 1, 2001 to August 10, 2001. The amended agreements also cured all defaults that arose from the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $3.1 million for the remainder of 2001, $3.6 million in 2002, and $37.4 million in 2003.

  Other Long-Term Obligation Disclosures

     The Company anticipates that available borrowings under its Credit Facility and cash flow from operations will be sufficient to meet the Company's normal working capital and capital expenditure needs. As noted above, the Company has agreed to relatively tight restrictions under the Credit Facility. If the Company

                           COMFORT SYSTEMS USA, INC.

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

  Self-Insurance

     The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. A wholly owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally

                           COMFORT SYSTEMS USA, INC.

outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 2001, there are 1,316,512 shares of Restricted Voting Common Stock remaining.

  Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 4.2 million shares of Common Stock at prices ranging from $3.63 to $21.438 per share and options to purchase
7.0 million shares of Common Stock at prices ranging from $2.875 to $21.438 per share were outstanding for the three months and six months ended June 30, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the respective average market price of the Common Stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months and six months ended June 30, 2000 and 2001, and therefore, are not included in the diluted EPS calculation.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30,            JUNE 30,
                                                            ------------------   -----------------
                                                             2000       2001      2000      2001
                                                            -------    -------   -------   -------
Common shares outstanding, end of period..................  37,130     37,381    37,130    37,381
Effect of using weighted average common shares
  outstanding.............................................     366         --       398         2
                                                            ------     ------    ------    ------
Shares used in computing earnings per share -- basic......  37,496     37,381    37,528    37,383
Effect of shares issuable under stock option plans based
  on the treasury stock method............................      --         50        10         6
                                                            ------     ------    ------    ------
Shares used in computing earnings per share -- diluted....  37,496     37,431    37,538    37,389
                                                            ======     ======    ======    ======

                           COMFORT SYSTEMS USA, INC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------    ------------------------------------
                                                    2000                2001                2000                2001
                                              ----------------    ----------------    ----------------    ----------------
Revenues....................................  $404,970   100.0%   $392,141   100.0%   $767,536   100.0%   $760,269   100.0%
Cost of services............................   334,332    82.6%    323,070    82.4%    626,031    81.6%    627,301    82.5%
                                              --------            --------            --------            --------
Gross profit................................    70,638    17.4%     69,071    17.6%    141,505    18.4%    132,968    17.5%
Selling, general and administrative
  expenses..................................    56,333    13.9%     53,001    13.5%    111,161    14.5%    105,495    13.9%
Goodwill amortization.......................     3,149     0.8%      3,021     0.8%      6,332     0.8%      6,042     0.8%
Restructuring charges.......................       354     0.1%         --      --         354      --         238      --
                                              --------            --------            --------            --------
Operating income............................    10,802     2.7%     13,049     3.3%     23,658     3.1%     21,193     2.8%
Other income (expense)......................    (6,486)   (1.6)%    (6,222)   (1.6)%   (12,310)   (1.6)%   (12,263)   (1.6)%
Reductions in non-operating assets and
  liabilities, net..........................    (5,190)   (1.3)%        --      --      (5,190)   (0.7)%        --      --
                                              --------            --------            --------            --------
Income (loss) before income taxes...........      (874)   (0.2)%     6,827     1.7%      6,158     0.8%      8,930     1.2%
Income tax expense..........................        31               3,536               3,055               4,539
                                              --------            --------            --------            --------
Net income (loss)...........................  $   (905)   (0.2)%  $  3,291     0.8%   $  3,103     0.4%   $  4,391     0.6%
                                              ========            ========            ========            ========

     Revenues -- Revenues decreased $12.8 million, or 3.2%, to $392.1 million for the second quarter of 2001 and decreased $7.3 million, or 0.9%, to $760.3 million for the first six months of 2001, compared to the same periods in 2000. The 3.2% decline in revenue for the quarter was comprised of a 1.1% decrease in revenues at ongoing operations, and a 2.1% decline in revenue related to operations that were sold or shut down since the second quarter of last year. The 0.9% decline in revenue for the first six months of 2001 was comprised of approximately 1.7% internal growth which was offset by a 2.6% decline in revenue related to operations that were sold or shut down since the second quarter of last year.

     The Company's internal revenue growth rates are lower than the growth rates it experienced throughout 2000. This results in part from a general slowing in economic growth in the U.S. economy. The Company's revenue growth rates are also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, it is likely that the Company will continue to experience modest revenue growth in upcoming periods. There can be no assurance, however, that this strategy will continue to lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue growth and operating margins.

     Gross Profit -- Gross profit decreased $1.6 million, or 2.2%, to $69.1 million for the second quarter of 2001 and decreased $8.5 million, or 6.0%, to $133.0 million for the first six months of 2001, compared to the same periods in 2000. As a percentage of revenues, gross profit increased from 17.4% for the three months ended June 30, 2000 to 17.6% for the three months ended June 30, 2001 and decreased from 18.4% for the first six months of 2000 to 17.5% for the first six months of 2001.

     The Company's improvement in quarter-over-quarter gross profit percentage primarily resulted from divestiture, prior to the current quarter, of certain operations that performed poorly in last year's second quarter. The positive effect of this divestiture was offset to a lesser degree by additional reserves in connection with execution shortfalls and the lack of technical and skilled labor availability on certain sizable projects in the Central U.S. and California which are nearing completion. The Company also experienced subpar gross profit performance from certain operations that are undergoing operational and management changes. Management believes that gross profit performance and operating results will generally improve across these operations over the balance of the year.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $3.3 million, or 5.9%, to $53.0 million for the second quarter of 2001 and decreased $5.7 million, or 5.1%, to $105.5 million for the first six months of 2001, compared to the same periods in 2000. As a percentage of revenues, SG&A decreased from 13.9% for the three months ended June 30, 2000 to 13.5% for the three months ended June 30, 2001 and decreased from 14.5% for the first six months of 2000 to 13.9% for the first six months of 2001. The decrease in SG&A is primarily related to operations that were sold or shut down.

     Restructuring Charges -- During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program undertaken in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001. During the second quarter of 2000, the Company recorded restructuring charges of approximately $0.4 million, primarily in connection with severance costs related to the departure of the Company's former chief executive officer.

     Reductions in Non-Operating Assets and Liabilities, Net -- During the quarter ended June 30, 2000, the Company recorded a non-cash charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets, principally notes receivable from former owners of businesses acquired by the Company. In addition, the Company recorded an impairment of approximately $0.8 million to its minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. The Company also recorded a gain of approximately $0.6 million on the reduction of its subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- The Company's effective tax rates for the six months ended June 30, 2001 and 2000 were 50.8% and 49.6%, respectively. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002 and early adoption is not allowed for calendar year companies. Any impairment loss recognized in accordance with SFAS No. 142 will be shown as the cumulative effect of a change in accounting principle in the Company's income statement. Under this treatment, the Company's income statement would show after-tax results of operations both with and without the cumulative effect of the change in accounting principle recognizing an impairment.

     The Company is currently reviewing these new accounting standards. Under existing standards, the Company recognizes a non-cash charge of approximately $3 million per quarter in its income statement to amortize its goodwill assets over 40-year lives. This amortization will be discontinued beginning on January 1, 2002 under the new standards. In connection with this change, the Company also expects it will report a lower effective tax rate, since the portion of goodwill amortization that is nondeductible for tax purposes has been the principal item resulting in the excess of the Company's effective tax rate in its income statement over statutory tax rates.

     The new requirements for assessing whether these goodwill assets have been impaired involve market-based information that may change prior to the new rules' effective date of January 1, 2002, and as noted above, early adoption is not allowed for the Company. As a result, the Company cannot yet determine whether it will have to recognize a goodwill impairment when the new rules become effective. However, based on a preliminary review of the new standards, and based on currently available information, the Company believes it is likely that it will have to record a non-cash goodwill impairment charge, and that the amount of that charge will be significant in relation to the Company's unamortized goodwill balance, which is expected to be approximately $438 million at December 31, 2001. If such a charge is necessary, the Company anticipates it would be recorded in the first quarter of 2002 when the new standards become effective. As noted above, if an impairment charge is recorded upon transition to the new standards, it will be reflected as the cumulative effect of a change in accounting principle.

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its lending agreements with its banks, and accordingly expects no impact on its current bank credit facility if recognition of such an impairment charge becomes necessary.

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

     For the six months ended June 30, 2001, the Company had free cash flow of $29.2 million, an increase of $20.6 million as compared to free cash flow of $8.6 million in the first six months of 2000. This improvement primarily resulted from faster billing by the Company for its project work while modestly improving the average days to collect receivables once billed, as well as a decrease in net capital expenditures versus the prior year.

     Cash used in financing activities for the six months ended June 30, 2001 was $29.0 million and was primarily attributable to net payments of long-term debt of $29.6 million. Net cash used in financing activities for the six months ended June 30, 2000 was $3.3 million and was primarily attributable to net borrowings of long-term debt primarily used for working capital and capital expenditures.

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

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The Facility's current restrictions and financial balance and ratio requirements generally reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. The Facility's current requirements also call for higher levels of EBITDA and lower ratios of debt to EBITDA in the second half of this year than the Company has achieved in recent quarters. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of June 30, 2001, the Company had $200.0 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 9.1% per annum for the first six months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility's LIBOR option of approximately 7.7%. As of June 30, 2001, the Company also had $2.3 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $63.5 million. As of August 10, 2001, $205.0 million in borrowings and $2.3 million in letters of credit were outstanding under the Facility, and $58.5 million in unused capacity was available.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $44.1 million as of June 30, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.73%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.25 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $6.4 million of principal has been paid from April 1, 2001 to August 10, 2001. The amended agreements also cured all defaults that arose from the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $3.1 million for the remainder of 2001, $3.6 million in 2002, and $37.4 million in 2003.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended June 30, 2001, the Company did not issue any unregistered shares of its common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     None.

ITEM 9.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Dated: August 13, 2001