Form 10-Q
period 2001-09-30
COMFORT SYSTEMS USA INC
filed 2001-11-13
CIK 1035983

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-13011

                           COMFORT SYSTEMS USA, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0526487
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                             777 POST OAK BOULEVARD
                                   SUITE 500
                              HOUSTON, TEXAS 77056
              (Address of Principal Executive Offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 830-9600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of November 9, 2001, was 37,509,579.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
     COMFORT SYSTEMS USA, INC.
       Consolidated Balance Sheets..........................    1
       Consolidated Statements of Operations................    2
       Consolidated Statements of Stockholders' Equity......    3
       Consolidated Statements of Cash Flows................    4
       Condensed Notes to Consolidated Financial
        Statements..........................................    5
  Item 2 -- Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........   12
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   17

PART II -- OTHER INFORMATION
  Item 1 -- Legal Proceedings...............................   18
  Item 2 -- Recent Sales of Unregistered Securities.........   18
  Item 6 -- Exhibits and Reports on Form 8-K................   18
  Item 9 -- Changes and Disagreements with Accountants on
     Accounting and Financial Disclosure....................   18
  Signature.................................................   19

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 16,021       $ 15,135
  Accounts receivable, less allowance of $6,789 and
     $10,296................................................     334,152        341,424
  Other receivables.........................................       5,879          5,421
  Inventories...............................................      19,399         19,670
  Prepaid expenses and other................................      10,568         10,412
  Costs and estimated earnings in excess of billings........      44,078         47,453
  Net assets held for sale..................................       3,197             --
                                                                --------       --------
          Total current assets..............................     433,294        439,515
PROPERTY AND EQUIPMENT, net.................................      40,085         35,466
GOODWILL, less accumulated amortization of $32,904 and
  $41,738...................................................     450,493        441,459
OTHER NONCURRENT ASSETS.....................................       2,538          2,854
                                                                --------       --------
          Total assets......................................    $926,410       $919,294
                                                                ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $    216       $     93
  Current maturities of notes to affiliates and former
     owners.................................................       8,850          5,826
  Accounts payable..........................................     114,613        116,476
  Accrued compensation and benefits.........................      40,880         43,051
  Billings in excess of costs and estimated earnings........      68,574         81,043
  Income taxes payable......................................          --          3,578
  Other current liabilities.................................      26,942         30,067
                                                                --------       --------
          Total current liabilities.........................     260,075        280,134
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     224,111        190,355
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................      41,424         37,634
OTHER LONG-TERM LIABILITIES.................................         561            441
                                                                --------       --------
          Total liabilities.................................     526,171        508,564
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --             --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393            393
  Treasury stock, at cost, 2,002,629 and 1,749,334 shares,
     respectively...........................................     (13,119)       (10,924)
  Additional paid-in capital................................     341,923        340,186
  Retained earnings.........................................      71,042         81,075
                                                                --------       --------
          Total stockholders' equity........................     400,239        410,730
                                                                --------       --------
          Total liabilities and stockholders' equity........    $926,410       $919,294
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2000       2001        2000         2001
                                                  --------   --------   ----------   ----------
REVENUES........................................  $423,922   $408,935   $1,191,458   $1,169,204
COST OF SERVICES................................   352,838    335,797      978,869      963,098
                                                  --------   --------   ----------   ----------
          Gross profit..........................    71,084     73,138      212,589      206,106
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....    58,021     52,735      169,182      158,230
GOODWILL AMORTIZATION...........................     3,151      3,021        9,483        9,063
RESTRUCTURING CHARGES...........................     9,959         --       10,313          238
                                                  --------   --------   ----------   ----------
          Operating income (loss)...............       (47)    17,382       23,611       38,575
OTHER INCOME (EXPENSE):
  Interest income...............................       105         38          483          108
  Interest expense..............................    (7,122)    (5,171)     (19,900)     (17,878)
  Other.........................................       588        157          678          531
                                                  --------   --------   ----------   ----------
          Other income (expense)................    (6,429)    (4,976)     (18,739)     (17,239)
                                                  --------   --------   ----------   ----------
REDUCTIONS IN NON-OPERATING ASSETS AND
  LIABILITIES, NET..............................        --         --       (5,190)          --
                                                  --------   --------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES...............    (6,476)    12,406         (318)      21,336
INCOME TAX EXPENSE (BENEFIT)....................    (2,787)     6,764          268       11,303
                                                  --------   --------   ----------   ----------
NET INCOME (LOSS)...............................  $ (3,689)  $  5,642   $     (586)  $   10,033
                                                  ========   ========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
  Basic.........................................  $  (0.10)  $   0.15   $    (0.02)  $     0.27
                                                  ========   ========   ==========   ==========
  Diluted.......................................  $  (0.10)  $   0.15   $    (0.02)  $     0.27
                                                  ========   ========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  SHARE:
  Basic.........................................    37,265     37,468       37,429       37,411
                                                  ========   ========   ==========   ==========
  Diluted.......................................    37,265     37,773       37,429       37,449
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

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       COMMON STOCK          TREASURY STOCK       ADDITIONAL                  TOTAL
                                    -------------------   ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                      SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                    ----------   ------   ----------   --------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1999......  39,258,913    $393    (1,695,524)  $(11,978)   $342,655    $87,895      $418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares........          --      --       329,212      2,254        (732)        --         1,522
  Common Stock repurchases........          --      --      (175,513)    (1,224)         --         --        (1,224)
  Shares exchanged in repayment of
    notes receivable..............          --      --      (385,996)    (1,975)         --         --        (1,975)
  Shares received from sale of
    businesses....................          --      --       (74,808)      (196)         --         --          (196)
  Net loss........................          --      --            --         --          --    (16,853)      (16,853)
                                    ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2000......  39,258,913     393    (2,002,629)   (13,119)    341,923     71,042       400,239
  Issuance of Common Stock:
      Issuance of Employee Stock
        Purchase Plan shares
        (unaudited)...............          --      --       398,287      2,570      (1,737)        --           833
  Shares received from sale of
    businesses (unaudited)........          --      --      (144,992)      (375)         --         --          (375)
  Net income (unaudited)..........          --      --            --         --          --     10,033        10,033
                                    ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT SEPTEMBER 30, 2001
  (unaudited).....................  39,258,913    $393    (1,749,334)  $(10,924)   $340,186    $81,075      $410,730
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

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    (586)  $  10,033
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Restructuring charges..................................     10,313         238
     Depreciation and amortization expense..................     18,413      18,072
     Bad debt expense.......................................      3,864       5,041
     Deferred tax expense...................................        101       1,638
     Gain on sale of property and equipment.................       (636)       (195)
     Reduction in non-operating assets and liabilities,
      net...................................................      5,190          --
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Receivables, net..................................    (54,815)     (8,246)
          Inventories.......................................        867        (477)
          Prepaid expenses and other current assets.........      1,919      (1,142)
          Costs and estimated earnings in excess of
            billings........................................      6,615      (2,547)
          Other noncurrent assets...........................      1,533        (367)
       Increase (decrease) in --
          Accounts payable and accrued liabilities..........     16,272       8,482
          Billings in excess of costs and estimated
            earnings........................................     15,446      11,803
          Other, net........................................     (1,192)       (555)
                                                              ---------   ---------
            Net cash provided by operating activities.......     23,304      41,778
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (14,687)     (4,642)
  Proceeds from sales of property and equipment.............      1,477         460
  Proceeds from businesses sold.............................         --         964
                                                              ---------   ---------
            Net cash used in investing activities...........    (13,210)     (3,218)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (235,772)   (186,373)
  Borrowings of long-term debt..............................    229,416     146,094
  Proceeds from issuance of common stock....................      1,522         833
  Repurchases of common stock...............................     (1,224)         --
                                                              ---------   ---------
            Net cash used in financing activities...........     (6,058)    (39,446)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      4,036        (886)
CASH AND CASH EQUIVALENTS, beginning of period..............      3,664      16,021
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   7,700   $  15,135
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

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

  Cash Flow Information

     Cash paid for interest for the nine months ended September 30, 2000 and 2001 was approximately $18.8 million and $16.5 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2000 and 2001 was approximately $12.1 million and $6.3 million, respectively.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new standard will be effective beginning January 1, 2002, and the Company is currently reviewing and evaluating the effects this standard will have on the Company's reported financial condition, results of operations, and accounting policies and practices.

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

     During the three and nine months ended September 30, 2000, the Company recorded restructuring charges of approximately $10.0 million and $10.3 million, respectively. During the remainder of fiscal 2000, the Company recorded restructuring charges of approximately $15.0 million. These charges were primarily associated with restructuring efforts at certain underperforming operations and the Company's decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions are substantially complete. During the third quarter of 2001, the Company decided to retain one of the operations that was previously held for sale and reversed approximately $0.3 million of non-cash charges related to the anticipated loss on the sale of this operation. This amount was offset by an additional loss on the sale in late September 2001 of the final operation that was identified as part of this restructuring program. The losses associated with the other operations that were sold were consistent with the amounts recorded as restructuring charges in 2000.

     Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (all of these employees were terminated as of June 30, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer. The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of September 30, 2001 (in thousands):

                                             BALANCE AT                           BALANCE AT
                                             JANUARY 1,                          SEPTEMBER 30,
                                                2001      ADDITIONS   PAYMENTS       2001
                                             ----------   ---------   --------   -------------
Severance..................................    $1,218       $350      $(1,137)      $  431
Lease termination costs and other..........     2,312         --       (1,152)       1,160
                                               ------       ----      -------       ------
          Total............................    $3,530       $350      $(2,289)      $1,591
                                               ======       ====      =======       ======

Aggregated financial information related to the operations addressed by restructuring is as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2000      2001
                                                              --------   -------
Revenues....................................................  $ 41,537   $ 6,337
Operating loss..............................................  $(12,853)  $(2,666)

4. REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET:

     During the quarter ended June 30, 2000, the Company recorded a non-cash charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets, principally notes receivable

                           COMFORT SYSTEMS USA, INC.

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

5. LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                                                              (UNAUDITED)
Revolving credit facility...................................    $223,700       $190,000
Notes to affiliates and former owners.......................      50,274         43,460
Other.......................................................         627            448
                                                                --------       --------
          Total debt........................................     274,601        233,908
          Less: current maturities..........................       9,066          5,919
                                                                --------       --------
                                                                $265,535       $227,989
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

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The Facility's current restrictions and financial balance and ratio requirements generally reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. The

                           COMFORT SYSTEMS USA, INC.

Facility's current requirements also call for the Company to achieve comparable or modestly higher levels of quarterly EBITDA in 2002 as compared to the Company's actual results in the first three quarters of 2001, as well as lower ratios of debt to EBITDA, beginning in the fourth quarter of 2001, than the Company has achieved in recent quarters. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of September 30, 2001, the Company had $190.0 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 9.2% per annum for the first nine months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility of approximately 6.1%. As of September 30, 2001, the Company also had $2.6 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $77.4 million. As of November 9, 2001, $183.0 million in borrowings and $3.0 million in letters of credit were outstanding under the Facility, and $84.0 million in unused capacity was available.

  Notes to Affiliates and Former Owners

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $43.5 million as of September 30, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.73%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.25 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $6.6 million of principal has been paid from April 1, 2001 to November 9, 2001. The amended agreements also cured all defaults that arose from the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $2.5 million for the remainder of 2001, $3.6 million in 2002, and $37.4 million in 2003.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 2001, there are 1,283,912 shares of Restricted Voting Common Stock remaining.

                           COMFORT SYSTEMS USA, INC.

  Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 4.0 million shares of Common Stock at prices ranging from $3.63 to $21.438 per share were outstanding for the three months and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the respective average market price of the Common Stock. Options had an anti-dilutive effect for the three and nine months ended September 30, 2000 because the Company reported a net loss during these periods, and therefore, are not included in the diluted EPS calculation. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months and nine months ended September 30, 2000 and 2001, and therefore, are not included in the diluted EPS calculation.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2000     2001     2000     2001
                                                     ------   ------   ------   ------
Common shares outstanding, end of period...........  37,331   37,510   37,331   37,510
Effect of using weighted average common shares
  outstanding......................................     (66)     (42)      98      (99)
                                                     ------   ------   ------   ------
Shares used in computing earnings per
  share -- basic...................................  37,265   37,468   37,429   37,411
Effect of shares issuable under stock option plans
  based on the treasury stock method...............      --      305       --       38
                                                     ------   ------   ------   ------
Shares used in computing earnings per
  share -- diluted.................................  37,265   37,773   37,429   37,449
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

RESULTS OF OPERATIONS

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                           ------------------------------------    ----------------------------------------
                                                 2000                2001                 2000                  2001
                                           ----------------    ----------------    ------------------    ------------------
                                                                            (IN THOUSANDS)
Revenues.................................  $423,922   100.0%   $408,935   100.0%   $1,191,458   100.0%   $1,169,204   100.0%
Cost of services.........................   352,838    83.2%    335,797    82.1%      978,869    82.2%      963,098    82.4%
                                           --------            --------            ----------            ----------
Gross profit.............................    71,084    16.8%     73,138    17.9%      212,589    17.8%      206,106    17.6%
Selling, general and administrative
  expenses...............................    58,021    13.7%     52,735    12.9%      169,182    14.2%      158,230    13.5%
Goodwill amortization....................     3,151     0.7%      3,021     0.7%        9,483     0.8%        9,063     0.8%
Restructuring charges....................     9,959     2.3%         --      --        10,313     0.9%          238      --
                                           --------            --------            ----------            ----------
Operating income (loss)..................       (47)     --      17,382     4.3%       23,611     2.0%       38,575     3.3%
Other income (expense)...................    (6,429)   (1.5)%    (4,976)   (1.2)%     (18,739)   (1.6)%     (17,239)   (1.5)%
Reductions in non-operating assets and
  liabilities, net.......................        --      --          --      --        (5,190)   (0.4)%          --      --
                                           --------            --------            ----------            ----------
Income (loss) before income taxes........    (6,476)   (1.5)%    12,406     3.0%         (318)     --        21,336     1.8%
Income tax expense (benefit).............    (2,787)              6,764                   268                11,303
                                           --------            --------            ----------            ----------
Net income (loss)........................  $ (3,689)   (0.9)%  $  5,642     1.4%   $     (586)     --    $   10,033     0.9%
                                           ========            ========            ==========            ==========

     Revenues -- Revenues decreased $15.0 million, or 3.5%, to $408.9 million for the third quarter of 2001 and decreased $22.3 million, or 1.9%, to $1.169 billion for the first nine months of 2001, compared to the same periods in 2000. The 3.5% decline in revenue for the quarter was comprised of a 2.4% decline in revenue related to operations that were sold or shut down since the third quarter of last year and a 1.1% decrease in revenues at ongoing operations. The 1.9% decline in revenue for the first nine months of 2001 was comprised of a 2.6% decline in revenue related to operations that were sold or shut down since the third quarter of last year which was partially offset by 0.7% of internal growth.

     The Company's internal revenue growth rates are lower than the growth rates it experienced throughout 2000. This results in part from a general slowing in economic growth in the U.S. economy. The Company's revenue growth rates are also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, the Company may continue to experience modest revenue growth in upcoming periods. There can be no assurance, however, that this strategy will continue to lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue growth and operating margins.

     Gross Profit -- Gross profit increased $2.1 million, or 2.9%, to $73.1 million for the third quarter of 2001 and decreased $6.5 million, or 3.0%, to $206.1 million for the first nine months of 2001, compared to the same periods in 2000. As a percentage of revenues, gross profit increased from 16.8% for the three months ended September 30, 2000 to 17.9% for the three months ended September 30, 2001 and decreased from 17.8% for the first nine months of 2000 to 17.6% for the first nine months of 2001.

     The Company's improvement in quarter-over-quarter gross profit percentage primarily resulted from significantly improved quarter-over-quarter results at three operations that performed poorly in the third quarter of 2000 due to execution shortfalls on certain sizeable projects.

     The decline in year-to-date gross profit percentages is due to subpar gross profit performance from certain operations that are undergoing operational and management changes. The results of these operations generally improved in the third quarter as compared to the first half of 2001. The negative effect on gross profit percentage of these operations was largely offset by the divestiture of certain operations that performed poorly in 2000 and by the improvement in one of the Company's larger operations that performed poorly in 2000 due to execution shortfalls on a sizeable project.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $5.3 million, or 9.1%, to $52.7 million for the third quarter of 2001 and decreased $11.0 million, or 6.5%, to $158.2 million for the first nine months of 2001, compared to the same periods in 2000. As a percentage of revenues, SG&A decreased from 13.7% for the three months ended September 30, 2000 to 12.9% for the three months ended September 30, 2001, and decreased from 14.2% for the first nine months of 2000 to 13.5% for the first nine months of 2001. Excluding divested operations, SG&A decreased $1.9 million, or 3.5%, to $52.2 million for the third quarter of 2001, and decreased $2.3 million, or 1.5%, to $156.2 million for the first nine months of 2001, as compared to the same periods in 2000. Excluding divested operations, SG&A as a percentage of revenues decreased from 13.2% for the three months ended September 30, 2000 to 12.8% for the three months ended September 30, 2001, and decreased from 13.8% for the first nine months of 2000 to 13.4% for the first nine months of 2001. The decreases in SG&A primarily related to operations that were sold or shut down as well as a concerted effort to reduce SG&A throughout the Company.

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

     During the three and nine months ended September 30, 2000, the Company recorded restructuring charges of approximately $10.0 million and $10.3 million, respectively, primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions are substantially complete. During the third quarter of 2001, the Company decided to retain one of the operations that was previously held for sale and reversed approximately $0.3 million of non-cash charges related to the anticipated loss on the sale of this operation. This amount was offset by an additional loss on the sale in late September 2001 of the final operation that was identified as part of this restructuring program. The losses associated with the other operations that were sold were consistent with the amounts recorded as restructuring charges in 2000.

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

     Income Tax Expense -- The Company's effective tax rates for the nine months ended September 30, 2001 and 2000 were 53.0% and (84.3%), respectively. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

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

     SFAS No. 141 is effective immediately. SFAS No. 142 is effective for the Company beginning January 1, 2002 and early adoption is not allowed for calendar year companies. Any impairment loss recognized in accordance with SFAS No. 142 will be shown as the cumulative effect of a change in accounting principle in the Company's income statement. Under this treatment, the Company's income statement would show after-tax results of operations both with and without the cumulative effect of a change in accounting principle recognizing an impairment.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new standard will be effective beginning January 1, 2002, and the Company is currently reviewing and evaluating the effects this standard will have on the Company's reported financial condition, results of operations, and accounting policies and practices.

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

     For the nine months ended September 30, 2001, the Company had free cash flow of $37.6 million, an increase of $27.5 million as compared to free cash flow of $10.1 million in the first nine months of 2000. This improvement primarily resulted from faster billing by the Company for its project work while modestly improving the average days to collect receivables once billed, as well as a decrease in net capital expenditures versus the prior year.

     Cash used in financing activities for the nine months ended September 30, 2001 was $39.4 million and was primarily attributable to net payments of long-term debt of $40.3 million. Net cash used in financing activities for the nine months ended September 30, 2000 was $6.1 million and was primarily attributable to net payments of long-term debt primarily used for working capital and capital expenditures.

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

     Under the terms of the Credit Facility that were in effect as of June 30 and September 30, 2000, the Company was in violation of certain of the Facility's financial balance and ratio requirements. The Bank Group waived these violations. The Facility's current restrictions and financial balance and ratio requirements generally reflect tighter restrictions, greater specificity and smaller allowable variances on most financial balances and ratios than is typical for such agreements due to the Company's weaker results in 2000. The Facility's current requirements also call for the Company to achieve comparable or modestly higher levels of quarterly EBITDA in 2002 as compared to the Company's actual results in the first three quarters of 2001, as well as lower ratios of debt to EBITDA, beginning in the fourth quarter of 2001, than the Company has achieved in recent quarters. While management believes its restructuring efforts and operating strategies along with general market conditions in the commercial/industrial HVAC and building automation controls industry will enable the Company to meet the Facility's requirements, there can be no assurance that the Company will be successful in doing so. Management intends to seek more flexible terms under its borrowing relationships as its results and credit market conditions allow.

     As of September 30, 2001, the Company had $190.0 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 9.2% per annum for the first nine months of 2001. The Credit Facility's interest rate terms as summarized above are effective as of March 22, 2001 and currently result in an all-in floating interest rate under the Facility of approximately 6.1%. As of September 30, 2001, the Company also had $2.6 million in letters of credit outstanding under the Facility, and unused borrowing capacity under the Facility of $77.4 million. As of November 9, 2001, $183.0 million in borrowings and 3.0 million in letters of credit were outstanding under the Facility, and $84.0 million in unused capacity was available.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $43.5 million as of September 30, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.73%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.25 per share.

     As a result of the Company's covenant violations in 2000 under the Credit Facility, the Bank Group required that originally scheduled principal payments to subordinate debt holders be suspended. This requirement took effect in October 2000. The holders of the Company's subordinate debt generally must wait one year from any payment defaults to pursue collection remedies against the Company. In March 2001, the Company entered into amended agreements with subordinate debt holders representing $46.3 million in principal, including all the principal originally scheduled to be paid through 2001. These amended agreements allow for partial payments against certain originally scheduled payment amounts, defer remaining principal balances to April 2003, and increase the interest rate on this debt to 10% per annum, payable quarterly. Under these amended agreements, $6.6 million of principal has been paid from April 1, 2001 to November 9, 2001. The amended agreements also cured all defaults that arose from the suspension of principal payments to subordinate debt holders that began in October 2000. As a result of these amended agreements, the Company's annual maturities of subordinate debt are now $2.5 million for the remainder of 2001, $3.6 million in 2002, and $37.4 million in 2003.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended September 30, 2001, the Company did not issue any unregistered shares of its common stock.

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

                                          COMFORT SYSTEMS USA, INC.

                                          By:  /s/ J. GORDON BEITTENMILLER
                                            ------------------------------------
                                                  J. Gordon Beittenmiller
                                                 Executive Vice President,
                                            Chief Financial Officer and Director

Dated: November 13, 2001