Form 10-K
period 2001-12-31
COMFORT SYSTEMS USA INC
filed 2002-03-06
CIK 1035983

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 1-13011

                             ---------------------

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
         (Address and telephone number of Principal Executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 4, 2002, the aggregate market value of the 35,701,439 shares of the registrant's common stock held by non-affiliates of the registrant was $142,091,727, based on the $3.98 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

     As of March 4, 2002, 37,492,678 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, a national downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing or bonding, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 97% of the Company's consolidated 2001 revenues were derived from commercial and industrial customers with approximately 54% of the revenues attributable to installation services and 46% attributable to maintenance, repair and replacement services. The Company's consolidated 2001 revenues related to the following service activities: HVAC -- 62%, plumbing -- 15%, electrical -- 5%, building automation control systems -- 5%, fire protection -- 5% and other -- 8%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

     On July 2, 1997, Comfort Systems completed the initial public offering (the "IPO") of its common stock (the "Common Stock") and simultaneously acquired 12 companies (collectively referred to as the "Founding Companies") engaged in providing HVAC services. The Founding Companies had 18 operating locations in 10 states. Subsequent to the IPO, and through December 31, 1999, the Company acquired 107 HVAC and complementary businesses (collectively with the Founding Companies, the "Acquired Companies"). These acquisitions included 26 "tuck-in" operations that have been integrated with existing Company operations. Since the suspension of the acquisition program in the fourth quarter of 1999, Comfort Systems has sold or ceased operations at nine locations through 2001. The Company had 120 operating locations in 90 cities at December 31, 2001.

     On March 1, 2002, the Company completed the sale of 19 of its operations ("the Divested Operations") which were predominantly located in the Midwest and in the New York metropolitan area. Excluding these 19 operations, the Company currently operates 84 locations in 57 cities which had revenues of approximately $888 million for 2001.

INDUSTRY OVERVIEW

     Comfort Systems believes the HVAC industry as a whole is estimated to generate annual revenues in excess of $75 billion, over $40 billion of which is in the commercial and industrial markets. HVAC systems are a necessity in virtually all commercial and industrial buildings as well as homes. Because most commercial buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Older commercial and industrial facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. In many instances, the replacement of an aging system with a modern, energy-efficient system will significantly reduce a building's operating costs while also improving air quality and the effectiveness of the HVAC system. These factors cause many facility owners to consider early replacement of older systems.

     Growth in the HVAC industry is positively affected by a number of factors, particularly (i) the aging of the installed base, (ii) the increasing efficiency, sophistication and complexity of HVAC systems, (iii) the increasing opportunities associated with utility deregulation, (iv) the emphasis on indoor air quality, and (v) the reduction or elimination of the refrigerants commonly used in older HVAC systems. These factors are expected to increase demand for the reconfiguration or replacement of existing HVAC systems. The Company believes that these factors may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

     The HVAC industry can be broadly divided into installation services and maintenance, repair and replacement services.

     Installation Services. Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms which specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms utilize a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." The Company believes that "plan and spec" projects usually take longer to complete than "design and build" projects because the preparation of the system design by a third party and resulting bid process may often take months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and any changes must be approved by other parties, thereby increasing overall project time and cost. Approximately 54% of the Company's consolidated 2001 revenues and 54% of consolidated 2001 revenues excluding the Divested Operations related to installation services and the majority of the revenues from installation projects was performed on a "design and build/negotiated" basis.

     Maintenance, Repair and Replacement Services. These services include the maintenance, repair, replacement, reconfiguration and monitoring of previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the increasing demand for more efficient, sophisticated and complex systems and building automation controls have fueled growth in this service line. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, increasing restrictions are being placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction. Approximately 46% of the Company's consolidated 2001 revenues and 46% of consolidated 2001 revenues excluding the Divested Operations related to maintenance, repair and replacement services.

STRATEGY

     Beginning in 2000, Comfort Systems shifted from a strategy focused on growth through acquisitions to an operating strategy designed to strengthen operating competencies, increase operating income and cash flow as well as enhance its comprehensive mechanical services in the HVAC industry. The key elements of the Company's operating strategy are:

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

     Achieve Operating Efficiencies. The Company believes there are opportunities to achieve operating efficiencies and cost savings through purchasing economies, the adoption of "best practices" operating programs and a focus on job management to deliver services in a cost-effective and efficient manner. The Company uses its combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, advertising, bonding, insurance and employee benefits.

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

     Focus on Commercial and Industrial Markets. The Company primarily focuses on the commercial and industrial markets with particular emphasis on "design and build" installation services and maintenance, repair and replacement services. The Company believes that the commercial and industrial HVAC markets are attractive because of their growth opportunities, diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 97% of the Company's consolidated 2001 revenues and 95% of consolidated 2001 revenues excluding the Divested Operations were derived from commercial and industrial customers.

     Expand National Service Capabilities. The Company believes that significant demand exists from large regional and national companies to utilize the services of a single HVAC service company capable of providing commercial and industrial services on a regional or national basis. The Company has increased its ability to handle multi-location service opportunities by internally developing a National Service Group to facilitate these activities including an Internet based technology platform and call center designed to manage HVAC and related service along with the information needs of multi-location customers. The Company believes its growing ability to add value in these areas will lead to improved profitability.

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

     Increase Emphasis on Facility Automation Services. The Company believes that through coordination and leadership it will be able to expand the Company's technical capabilities related to building automation control systems including HVAC lighting, building access control and fire alarms. In 2001, the Company established its Facility Automation Services Group in order to coordinate automation engineering practices, manage national account opportunities and implement business development strategies at operating locations with existing building automation capability and at or through operating locations that have not offered such services.

     Benefit from Integrated Energy Services. The Company believes that energy deregulation has and will increase the demand for mechanical contractors that provide consultative energy-based solutions. Comfort

Systems provides energy auditing, energy management and energy master planning along with real-time energy pricing and usage data. The Company is currently working with various companies in the utility industry through cooperative marketing of the Company's services and is seeking to provide utilities the opportunity to profit and to benefit from the Company's own customer relationships.

     Leveraging Resources. The Company believes that there are significant operating efficiencies that can be achieved in the leveraging of resources between its operating locations. The Company has shifted certain prefabrication activities into centralized locations increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. The Company has also transferred its engineering, field and supervisory labor from one operation to another in order to more fully utilize the employee base to meet the customers' needs and share expertise.

OPERATIONS SERVICES PROVIDED

     The Company provides a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial and industrial properties. The Company manages its locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Local management is augmented by regional leadership that focuses its efforts on core business competencies, cooperation and coordination between locations, implementation of best practices and focus on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. The Company has centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable the management of its locations to focus on pursuing new business opportunities and improving operating efficiencies. The Company is continuing to expand its national service, facility automation and energy efficiency services.

     Installation Services. The Company's installation business, which comprised approximately 54% of the Company's 2001 consolidated revenues and 54% of consolidated 2001 revenues excluding the Divested Operations, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. The commercial and industrial installation services performed by the Company consist of "design and build" and "plan and spec" services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial and industrial facilities. In a "design and build" project, the customer typically has an overall design for the facility prepared by an architect or a consulting engineer who then enlists the Company's engineering personnel to participate in or assume responsibility for design of the HVAC system. Working with the customer, the Company can determine the needed capacity, energy efficiency and type of building automation controls that best suit the proposed facility. The Company's engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system. In "plan and spec" installation, the Company participates in a bid process to provide labor, equipment, materials and installation based on plans and engineering provided by a customer or a general contractor.

     Once an agreement has been reached, the Company orders the necessary materials and equipment for delivery to meet the project schedule. In many instances, the Company fabricates in its own facilities the ductwork and piping and assembles certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. The Company installs the system at the project site, working closely with the general contractor. Most commercial and industrial installation projects last from two weeks to one year and generate revenues from $50,000 to $3,000,000 per project. These projects are generally billed periodically as costs are incurred and, in most cases, with retainage of 5% to 10% commonly held back until completion and successful start-up of the HVAC system.

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

     Maintenance, Repair and Replacement Services. The Company's maintenance, repair and replacement services comprised approximately 46% of the Company's 2001 consolidated revenues and 46% of consolidated 2001 revenues excluding the Divested Operations, and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Over two-thirds of the Company's maintenance, repair and replacement revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often utilizes consultative expertise similar to that provided in the "design and build" installation market. The Company believes that the reconfiguration of an existing system results in a more cost-effective, energy-efficient system that better meets the specific needs of the building owner. The reconfiguration also enables the Company to utilize its design and engineering personnel as well as its sheet metal and pre-fabrication facilities.

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

SOURCES OF SUPPLY

     The raw materials and components used by the Company include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by York Heating and Air Conditioning Corporation ("York"), Carrier Corporation and Trane Air Conditioning Company. The major suppliers of building automation control systems are Honeywell, Inc., Johnson Controls, Inc., York, Automated Logic, Novar and Andover Control Corporation. The Company does not have any significant contracts guaranteeing the Company a supply of raw materials or components.

SALES AND MARKETING

     The Company has a diverse customer base, with no single customer accounting for more than 4% of consolidated 2001 revenues and not more than 2% of consolidated 2001 revenues excluding the Divested Operations. Management and a dedicated sales force have been responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. The

Company intends to continue its emphasis on developing and maintaining long-term relationships with its customers by providing superior, high-quality service in a professional manner.

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

EMPLOYEES

     As of December 31, 2001, the Company had 10,098 employees, including 548 management personnel, 8,181 engineers, service and installation technicians, 361 sales personnel and 1,008 administrative personnel across its 120 operating locations. Certain of the Company's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 2,726 employees. The Company has not experienced any significant strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good. At December 31, 2001, the Divested Operations had 3,692 employees, including 2,663 employees covered by collective bargaining agreements.

RECRUITING, TRAINING AND SAFETY

     The Company's continued future success will depend, in part, on its ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. The Company believes that its success in retaining qualified employees will be based on the quality of its recruiting, training, compensation, employee benefits programs and opportunities for advancement. The Company coordinates its recruiting efforts via the Internet and at local technical schools and community colleges where students focus on learning basic industry skills. Additionally, Comfort Systems provides on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within the Company.

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

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported.

     The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has estimated and provided accruals for probable losses and legal fees associated with certain of these actions in its consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

COMPETITION

     Comfort Systems believes the HVAC industry is highly competitive and consists of thousands of small companies. The Company believes that purchasing decisions in the commercial and industrial markets are based on (i) long-term customer relationships, (ii) quality, timeliness and reliability of services provided, (iii) competitive price, (iv) range of services provided and (v) scale of operation. The Company's strategy of focusing on both the highly consultative "design and build" installation market and the maintenance, repair and replacement market promotes the development and strengthening of long-term customer relationships. In addition, the Company's ability to provide multi-location coverage, access to project financing and specialized technical skills for facilities owners gives it a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

     Many of the Company's competitors are small, owner-operated companies that typically operate in a limited geographic area. There are also public companies, divisions of utility companies and equipment manufacturers that are focused on providing HVAC services in some of the same service lines and geographic locations served by the Company. Certain of the Company's competitors and potential competitors may have greater financial resources than the Company to finance development opportunities and support their operations.

FACILITIES AND VEHICLES

     The Company leases the majority of its facilities. In most instances these leases are with the former owners of the Acquired Companies. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. The Company believes that its facilities are sufficient for its current needs.

     The Company operates a fleet of various owned or leased service trucks, vans and support vehicles. The Company believes that these vehicles generally are well maintained and adequate for its current operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements and (iv) regulations relating to worker safety and protection of the environment. The Company believes it has all required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. Failure of the Company to comply with applicable regulations could result in substantial fines or revocation of the Company's operating licenses.

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

     William F. Murdy, age 60, has served as Chairman of the Board and Chief Executive Officer of Comfort Systems since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for the organization of LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President and Chief Operating Officer, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

     Gary E. Hess, age 54, has served as President and Chief Operating Officer since September 2000 and Executive Vice President and Chief Operating Officer of Comfort Systems since June 1999. From March 2000 to February 2002, Mr. Hess served as a director of Comfort Systems. Prior to this he was the Senior Vice President-Operations from February 1999 to May 1999. He served Comfort Systems as regional director of its Northeast region from August 1998 to January 1999. Prior to that, he was employed by Hess Mechanical Corporation, a wholly-owned subsidiary of the Company, since 1980, serving as Chairman and Chief Executive Officer. Mr. Hess was President of Associated Builders and Contractors during 1996 and was selected as their 1997 Contractor of the Year. Effective April 1, 2002, Mr. Hess will retire from the Company.

     J. Gordon Beittenmiller, age 42, has served as Executive Vice President, Chief Financial Officer and a director of Comfort Systems since May 1998, and was Senior Vice President, Chief Financial Officer and a director of Comfort Systems from February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc. ("Keystone"), a publicly-traded multi-national manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President-Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

     William George III, age 37, has served as Senior Vice President, General Counsel and Secretary of Comfort Systems since May 1998, and was Vice President, General Counsel and Secretary of Comfort Systems from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

     Milburn Honeycutt, age 38, has served as Vice President and Corporate Controller of Comfort Systems since February 1997. He was promoted to Senior Vice President in September 2000. From 1994 to January 1997, Mr. Honeycutt was Financial Accounting Manager -- Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded multi-national waste services company. From 1986 to 1994, he held various positions with Arthur Andersen LLP and was a Certified Public Accountant.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to certain claims and lawsuits arising in the normal course of business and maintains various insurance coverages to minimize financial risk associated with these claims. The Company has estimated and provided accruals for probable losses and legal fees associated with certain of these actions in its consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as traded at the New York Stock Exchange. The Common Stock is traded under the symbol FIX:

                                                               HIGH      LOW
                                                              -------   ------
First Quarter, 2000.........................................  $ 9.375   $6.375
Second Quarter, 2000........................................  $  7.50   $3.875
Third Quarter, 2000.........................................  $ 5.625   $3.375
Fourth Quarter, 2000........................................  $5.1875   $ 2.00
First Quarter, 2001.........................................  $  2.78   $2.125
Second Quarter, 2001........................................  $  4.24   $ 1.80
Third Quarter, 2001.........................................  $  4.40   $ 2.15
Fourth Quarter, 2001........................................  $  3.70   $ 2.29
January 1 -- March 4, 2002..................................  $  4.45   $ 3.63

     As of March 4, 2002, there were approximately 635 stockholders of record of the Company's Common Stock, and the last reported sale price on that date was $3.98 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During 2001, the Company did not issue any unregistered shares of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     Comfort Systems acquired the 12 Founding Companies in connection with the IPO on July 2, 1997. Subsequent to the IPO and through December 31, 1999, the Company completed 107 acquisitions, 17 of which were accounted for as poolings-of-interests (the "Pooled Companies") and 90 of which were accounted for as purchases (the "Purchased Companies"). Since the suspension of the acquisition program in the fourth quarter of 1999, Comfort Systems has sold or ceased operations at nine locations through 2001. The following selected historical financial data has been derived from the audited financial statements of the Company. The historical financial statement data reflects the acquisitions of the Founding Companies and Purchased Companies as of their respective acquisition dates and reflects 15 of the Pooled Companies (the "Restated Companies") for all periods presented. Two of the Pooled Companies are considered immaterial poolings based upon criteria set forth by the Securities and Exchange Commission and have not been restated for all periods presented. The selected historical financial data below should be read in conjunction with the historical Consolidated Financial Statements and related notes.

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                        1997       1998        1999         2000         2001
                                      --------   --------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues..........................  $297,646   $853,961   $1,370,035   $1,591,066   $1,546,282
  Operating income..................  $  5,699   $ 68,497   $   93,204   $   20,427   $   50,859
  Net income (loss).................  $ (2,064)  $ 35,013   $   42,322   $  (16,853)  $   13,124
BALANCE SHEET DATA:
  Working capital...................  $ 63,137   $133,390   $  168,341   $  173,219   $  149,581
  Total assets......................  $308,779   $789,293   $  934,530   $  926,410   $  876,625
  Total debt, including current
     portion........................  $ 24,726   $236,446   $  305,833   $  274,601   $  205,132
  Stockholders' equity..............  $217,635   $379,932   $  418,965   $  400,239   $  413,821

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

     The Company is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 54% of the Company's consolidated 2001 revenues were attributable to installation services, with the remaining 46% attributable to maintenance, repair and replacement services. The Company's consolidated 2001 revenues related to the following service activities: HVAC -- 62%, plumbing -- 15%, electrical -- 5%, building automation control systems -- 5%, fire protection -- 5% and other -- 8%.

These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company identified its critical accounting policies based upon the significance of the accounting policy to the Company's overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. The Company concluded that its critical accounting policy is its revenue recognition policy. This accounting policy, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in the Form 10-K.

     The Company enters into construction contracts with general contractors or end-use customers based upon negotiated contracts and competitive bids. As part of the negotiation and bidding processes, the Company estimates its contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Under this method, the amount of total contract revenue recognizable at any given time during a contract is determined by multiplying total contract revenue by the percentage of contract costs incurred at any given time to total estimated contract costs. Accordingly, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any given point during the contract.

     Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on estimates and subjective assessments. The effects of these revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such a conclusion is reached, regardless of what stage of completion the contract has reached. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on the Company's operating results.

     Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

     Approximately 54% of the Company's consolidated 2001 revenues were attributable to installation of systems in newly constructed buildings. As a result, if general economic activity in the U.S. slows significantly from current levels, and leads to a corresponding decrease in new nonresidential building construction, the Company's operating results could suffer.

     Effective January 1, 2002, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this new standard, which is discussed in "New Accounting Pronouncements" below, the new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, will entail some degree of subjective assessments.

RESULTS OF OPERATIONS - HISTORICAL

                                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                          1999                    2000                    2001
                                  --------------------    --------------------    --------------------
                                                             (IN THOUSANDS)
Revenues........................  $1,370,035    100.0%    $1,591,066    100.0%    $1,546,282    100.0%
Cost of services................   1,077,329     78.6%     1,306,816     82.1%     1,270,113     82.1%
                                  ----------              ----------              ----------
Gross profit....................     292,706     21.4%       284,250     17.9%       276,169     17.9%
Selling, general and
  administrative expenses.......     187,771     13.7%       225,894     14.2%       212,988     13.8%
Goodwill amortization...........      11,731      0.9%        12,585      0.8%        12,084      0.8%
Restructuring charges...........          --        --        25,344      1.6%           238        --
                                  ----------              ----------              ----------
Operating income................      93,204      6.8%        20,427      1.3%        50,859      3.3%
Other expense, net..............     (19,144)   (1.4)%       (25,628)   (1.6)%       (21,203)   (1.4)%
Reductions in non-operating
  assets and liabilities, net...          --        --        (5,867)   (0.4)%            --        --
                                  ----------              ----------              ----------
Income (loss) before income
  taxes.........................      74,060      5.4%       (11,068)   (0.7)%        29,656      1.9%
Income tax expense..............      31,738                   5,785                  16,532
                                  ----------              ----------              ----------
Net income (loss)...............  $   42,322      3.1%    $  (16,853)   (1.1)%    $   13,124      0.8%
                                  ==========              ==========              ==========

  2001 Compared to 2000

     Revenues -- Revenues decreased $44.8 million, or 2.8%, to $1.5 billion in 2001 compared to 2000. The 2.8% decline in revenue for 2001 was comprised of a 2.3% decline in revenues related to operations that were sold or shut down during late 2000 or in 2001 and a 0.5% reduction in revenues from ongoing operations.

     The Company's ongoing revenues declined slightly in 2001. This results in part from a general slowing in the U.S. economy. The Company's revenue decline is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, the Company may continue to experience revenue declines or only modest revenue growth in upcoming periods. There can be no assurance, however, that this strategy will continue to lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue and lower operating margins.

     Gross Profit -- Gross profit decreased $8.1 million, or 2.8%, to $276.2 million in 2001 compared to 2000. As a percentage of revenues, gross profit remained at 17.9% in 2001 as compared to 2000. Excluding operations that were sold or shut down during late 2000 or in 2001, gross profit decreased $11.1 million, or 3.8%, to $276.8 million and gross profit as a percentage of revenues decreased from 18.7% in 2000 to 18.0% in 2001.

     The Company's 2001 gross profit margin was hurt by subpar gross profit performance from certain ongoing operations that are undergoing operational and management changes. The results of these operations generally improved in the second half of 2001 as compared to the first half. The negative effect on gross profit percentages of these operations was offset by the divestiture of certain operations that performed poorly in 2000 and by the improvement in four of the Company's larger operations.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $12.9 million, or 5.7%, to $213.0 million in 2001 compared to 2000. As a percentage of revenues, SG&A decreased from 14.2% in 2000 to 13.8% in 2001. Excluding operations that were sold or shut down during late 2000 or in 2001, SG&A decreased $1.6 million, or 0.8%, to $211.0 million in 2001 compared to 2000 and SG&A as a percentage of revenues decreased from 13.8% in 2000 to 13.7% in 2001. During the fourth quarter of 2001, the Company estimated and recorded bad debt expense of approximately $3.5 million related to the Company's receivables with Kmart, in light of that company's recent bankruptcy filing in January 2002. Excluding both the Kmart receivables reserve as well as operations sold or shut down in late 2000 or in 2001, SG&A declined $5.1 million, or 2.4%, to $207.5 million, and as a percentage of revenue, from 13.8% in 2000 to 13.5% in 2001. The decreases in SG&A primarily related to operations that were sold or shut down as well as to a concerted effort to reduce SG&A throughout the Company.

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

     As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. As a result of these decisions, the Company estimated and recorded restructuring charges of approximately $25.3 million, primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions are substantially complete.

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

     Other Expense, Net -- Other expense, net, decreased $4.4 million, or 17.3%, to $21.2 million in 2001 compared to 2000. This decrease was primarily due to a reduction in interest expense as a result of the decline in the Company's average debt levels throughout 2001 as compared to 2000.

     Reductions in Non-Operating Assets and Liabilities, Net -- During 2000, the Company recorded a non-cash charge of approximately $5.9 million primarily related to the impairment of certain non-operating assets, principally notes receivable from former owners of businesses acquired by the Company. This charge also included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. Offsetting these items was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- The Company's effective tax rates for 2001 and 2000 were 55.7% and (52.3%), respectively. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions. In 2000, the Company reported income tax expense of $5.8 million even though it reported a pre-tax loss of $11.1 million. This occurred primarily because large restructuring-related writedowns of goodwill that contributed to its 2000 book loss were not deductible for tax purposes. Excluding these writedowns for tax purposes resulted in positive taxable income and, therefore, tax expense in 2000.

  2000 Compared to 1999

     Revenues -- Revenues increased $221.0 million, or 16.1%, to $1.6 billion in 2000 compared to 1999. The 16.1% revenue growth was comprised of approximately 12.0% internal growth and 4.1% for 1999 acquisitions that are included in the Company's results for the full year of 2000. Revenue growth of approximately 3%

(included in the total growth of 16.1%) resulted from the Company's ability to increase volume by subcontracting portions of projects to other contractors.

     Approximately one-half of the 12% internal growth was attributable to the Company's largest single operation. This growth represented substantial increases in volume at this operation, which did not result in commensurate increases in profitability due to scarce technical and skilled labor and customer scheduling and site restrictions related to strong business conditions. The Company has experienced these kinds of challenges at numerous other operations as well, and believes they reflected high levels of activity and capacity constraints for the construction industry in general during 2000. As a result, management placed less emphasis on revenue growth and more on operations, cash flow, efficiency and profit margin improvements in 2000 and 2001 across all operations. It is likely, therefore, that the Company will continue to experience revenue declines or only modest revenue growth in upcoming periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term.

     Gross Profit -- Gross profit decreased $8.5 million, or 2.9%, to $284.3 million in 2000 compared to 1999. As a percentage of revenues, gross profit decreased from 21.4% in 1999 to 17.9% in 2000.

     During 2000, the Company experienced significant execution shortfalls on certain projects at its largest operation, and at an operating location on the West Coast, and at a location in the Southeast. These execution shortfalls resulted from difficulty in obtaining quality skilled and technical labor in certain markets, scheduling changes imposed by customers, and from poor pricing and estimating by two previous operating managers. The Company also experienced weak operating performance at several locations relating to ongoing turnaround efforts and execution difficulties. As part of the restructuring review during 2000 discussed below, the Company decided to cease operating at or sell eight of these locations. These units reported a combined negative gross profit of $2.7 million during 2000.

     Gross profit in 2000 was also reduced, to a lesser extent, by the Company's e-commerce activities which were discontinued in the fourth quarter of 2000. The costs associated with these decisions are included in the restructuring charges as discussed below.

     The remaining decrease in gross profit as a percentage of revenues resulted from increased labor costs, pricing pressures in certain markets and scheduling and efficiency challenges associated with labor availability and productivity at the high levels of activity that most of the Company's operations experienced in 2000. The Company has also increased the amount of activity it subcontracts to third parties. Pricing to the Company's customers of such subcontracted work generally carries lower margins than the Company's self-performed work.

     Selling, General and Administrative Expenses -- SG&A increased $38.1 million, or 20.3%, to $225.9 million in 2000 compared to 1999. As a percentage of revenues, SG&A increased from 13.7% in 1999 to 14.2% in 2000. This increase in SG&A as a percentage of revenues resulted primarily from the inclusion in 2000 of results of companies acquired in 1999 that had higher SG&A as a percentage of revenues than the rest of the Company's operations. These acquisitions included Outbound Services where the Company incurred significantly higher SG&A to support expansion of its e-commerce activities. During the 4th quarter of 2000, the Company decided to cease its e-commerce activities at Outbound, and costs associated with this decision are included in restructuring charges as discussed below.

     The Company also increased corporate and regional office spending in 2000 to support the requirements of a larger organization, and to increase its efforts to obtain more national account and energy project business. In addition, as discussed above, the Company experienced weak performance in 2000 at several locations related to turnaround efforts and execution difficulties. In connection with these challenges, these companies incurred a disproportionate amount of SG&A in 2000 as compared to their revenues.

     During the latter part of 2000, the Company identified and wrote off certain accounts receivable that were deemed uncollectible. This resulted in the need for increased provisions for bad debt in SG&A, which also contributed to the Company's higher SG&A as a percentage of revenues.

     Restructuring Charges -- During the second half of 2000, management performed an extensive review of its operations. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. As a result of these decisions, the Company estimated and recorded restructuring charges of approximately $25.3 million, primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. The aggregate results for 2000 related to the operations and activities included in the restructuring charges were revenues of $46.1 million and operating losses of $17.1 million.

     Other Expense, Net -- Other expense, net, increased $6.5 million, or 33.9%, to $25.6 million in 2000 compared to 1999. This increase was primarily due to higher interest expense related to additional borrowings and consideration paid for companies acquired in 1999.

     Reductions in Non-Operating Assets and Liabilities, Net -- During 2000, the Company recorded a non-cash charge of approximately $5.9 million primarily related to the impairment of certain non-operating assets, principally notes receivable from former owners of business acquired by the Company. This charge also included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. Offsetting these items was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- The Company's effective tax rate for 2000 was (52.3%) as compared to 42.9% for 1999. The Company's provision for income taxes differs from the federal statutory rate due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions. In 2000, the Company reported income tax expense of $5.8 million even though it reported a pre-tax loss of $11.1 million. This occurred primarily because large restructuring-related writedowns of goodwill that contributed to its 2000 book loss were not deductible for tax purposes. Excluding these writedowns for tax purposes resulted in positive taxable income and, therefore, tax expense in 2000.

RESULTS OF OPERATIONS -- RESTATED FINANCIAL INFORMATION DUE TO SUBSEQUENT DIVESTITURE OF CERTAIN OPERATIONS

     On February 11, 2002, the Company entered into an agreement with EMCOR Group, Inc. ("EMCOR") to sell 19 operations. Under the terms of the agreement, the total purchase price is approximately $186.25 million, including debt assumed by EMCOR of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. This transaction closed on March 1, 2002. The Company expects that net of taxes, transaction costs, and escrows, approximately $160 million of this amount will be used to reduce debt. In addition, the Company expects that it will take certain steps to reduce its costs in light of the smaller size of the Company following the EMCOR transaction. As a result, the Company currently expects it will record restructuring charges of not less than $1 million, before taxes, in the first quarter of 2002.

     Under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which takes effect for the Company on January 1, 2002, the operating results of units being sold as well as any gain or loss on the sale of these operations will be presented as discontinued operations in the Company's statement of operations for the first quarter of 2002. This reporting will be separate from income statement items for ongoing operations. Based on estimates of the net assets of these operations and on estimates of transaction costs, the Company expects to realize an estimated loss on the sale of these operations of approximately $27 million in the first quarter of 2002, exclusive of tax liabilities. Approximately $67 million of this loss will be included in the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." See "New Accounting Pronouncements" below for further discussion.

     The following supplemental financial information reflects restated financial information for 2001 and 2000 in light of this transaction. These restated financial statements do not consider any allocation of corporate overhead to the discontinued operations, and therefore, SG&A does not reflect any potential reductions in corporate costs in response to this major change in the Company. A portion of the Company's interest expense, which is included in other expense, net, has been allocated to the discontinued operations based upon the Company's net investment in these operations. Therefore, interest expense related to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier periods.

                                                       YEAR ENDED DECEMBER 31,
                                                -------------------------------------
                                                      2000                2001
                                                -----------------   -----------------
                                                           (IN THOUSANDS)
Revenues......................................  $907,642   100.0%   $888,396   100.0%
Cost of services..............................   741,491    81.7%    722,541    81.3%
                                                --------            --------
Gross profit..................................   166,151    18.3%    165,855    18.7%
Selling, general and administrative
  expenses....................................   154,186    17.0%    144,094    16.2%
Goodwill amortization.........................     8,738     1.0%      8,298     0.9%
Restructuring charges.........................    25,344     2.8%        238       --
                                                --------            --------
Operating income (loss).......................   (22,117)  (2.4)%     13,225     1.5%
Other expense, net............................   (10,508)  (1.2)%     (7,537)  (0.8)%
Reductions in non-operating assets and
  liabilities, net............................    (1,095)  (0.1)%         --       --
                                                --------            --------
Income (loss) before income taxes.............   (33,720)  (3.7)%      5,688     0.6%
Income tax (benefit) expense..................    (3,410)              6,841
                                                --------            --------
Loss from continuing operations...............   (30,310)  (3.3)%     (1,153)  (0.1)%
Discontinued operations, net of income
  taxes.......................................    13,457     1.5%     14,277     1.6%
                                                --------            --------
Net income (loss).............................  $(16,853)  (1.9)%   $ 13,124     1.5%
                                                ========            ========

     Revenues -- Revenues decreased $19.2 million, or 2.1%, to $888.4 million in 2001 compared to 2000. The 2.1% decline in revenue for 2001 was comprised of a 4.0% decline in revenues related to operations that were sold or shut down during late 2000 or in 2001, which was partially offset by 1.9% of internal growth.

     The Company's internal revenue growth for 2001 is lower than the growth it experienced throughout 2000. This results in part from a general slowing in the U.S. economy. The Company's lower revenue growth in 2001 is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, the Company may continue to experience only modest revenue growth or even revenue declines in upcoming periods. There can be no assurance, however, that this strategy will continue to lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue and lower operating margins.

     Gross Profit -- Gross profit decreased $0.3 million, or 0.2%, to $165.9 million in 2001 compared to 2000. As a percentage of revenues, gross profit increased from 18.3% in 2000 to 18.7% in 2001. Excluding operations that were sold or shut down during late 2000 or in 2001, gross profit decreased $3.3 million, or 1.9%, to $166.5 million and gross profit as a percentage of revenues decreased from 19.8% in 2000 to 18.9% in 2001.

     The Company's 2001 gross profit margin was hurt by subpar gross profit performance from certain ongoing operations that are undergoing operational and management changes. The results of these operations generally improved in the second half of 2001 as compared to the first half. The negative effect on gross profit percentages of these operations was offset by the divestiture of certain operations that performed poorly in 2000 and by the improvement in two of the Company's larger operations.

     Selling, General and Administrative Expenses -- SG&A decreased $10.1 million, or 6.5%, to $144.1 million in 2001 as compared to 2000. As a percentage of revenues, SG&A decreased from 17.0% in 2000 to 16.2% in 2001. Excluding operations that were sold or shut down during late 2000 or in 2001, SG&A increased $1.2 million, or 0.8%, to $142.1 million in 2001 compared to 2000 and SG&A as a percentage of revenues decreased from 16.4% in 2000 to 16.1% in 2001. During the fourth quarter of 2001, the Company estimated and recorded bad debt expense of approximately $3.5 million related to the Company's receivables with Kmart, in light of that company's recent bankruptcy filing in January 2002. Substantially all of the Kmart charge relates to ongoing operations of the Company not being divested. Excluding both the Kmart charge as well as operations sold or shut down in late 2000 or in 2001, SG&A declined $2.3 million, or 1.7%, to $138.6 million, and as a percentage of revenue, from 16.4% in 2000 to 15.7% in 2001.

     SG&A as a percentage of revenues is higher than historical levels because this restated financial information does not allocate any corporate overhead to the discontinued operations, and therefore, SG&A does not reflect any potential reductions in corporate costs in response to this major change in the Company. Excluding the Kmart charge, the decrease in SG&A is primarily related to operations that were sold or shut down as well as to a concerted effort to reduce SG&A throughout the Company.

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

     As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. As a result of these decisions, the Company estimated and recorded restructuring charges of approximately $25.3 million, primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions are substantially complete.

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

     Other Expense, Net -- Other expense, net, decreased $3.0 million, or 28.3%, to $7.5 million in 2001 compared to 2000. This decrease was primarily due to a reduction in interest expense as a result of the decline in the Company's average debt levels throughout 2001 as compared to 2000. A portion of the Company's interest expense has been allocated to the discontinued operations based upon the Company's net investment in these operations. Therefore, interest expense related to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier periods.

     Reductions in Non-Operating Assets and Liabilities, Net -- During 2000, the Company recorded a non-cash charge of $1.1 million primarily related to the impairment of certain non-operating assets. This charge included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. This charge also included an impairment of approximately $0.2 million related to notes receivable from former owners of businesses acquired by the Company. Offsetting these items was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- The Company's effective tax rates for 2001 and 2000 were 120.3% and 10.1%, respectively. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions. The effective tax rate of 120.3% for 2001 is primarily due to the high level of permanent differences (primarily non-deductible goodwill amortization) as compared to the level of pre-tax income from continuing operations. In 2000, the Company reported income tax benefit of $3.4 million on a pre-tax loss from continuing operations of $33.7 million. This is primarily because of large restructuring-related writedowns of non-deductible goodwill that contributed to the 2000 book loss. The effective tax rate is expected to decrease significantly in future periods as compared to 2001 due to the elimination of goodwill amortization for book purposes in 2002 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     For the year ended December 31, 2001, the Company had free cash flow of $61.9 million, an increase of $19.8 million as compared to free cash flow of $42.1 million in 2000. This improvement primarily resulted from faster billing by the Company for its project work coupled with modest improvement in the average days to collect receivables once billed, as well as from a decrease in net capital expenditures versus the prior year. Free cash flow in 1999 was $3.9 million.

     Cash used in financing activities for the year ended December 31, 2001 was $68.2 million. This primarily reflects a net reduction of long-term debt of $69.1 million. In 2000, $30.4 million was used in financing activities. This primarily reflects a net reduction of long-term debt of $30.7 million. In 1999, financing activities provided $24.7 million primarily from net borrowings of long-term debt used to fund acquisitions.

     Revolving Credit Facility -- The Company's principal debt financing is a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). As of December 31, 2001, the Credit Facility provided the Company with a revolving line of credit of up to the lesser of $250 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings outstanding under the Facility as of December 31, 2001 were $163.7 million.

     In connection with the Company's sale of operations to EMCOR as discussed in Note 16 to the Consolidated Financial Statements included elsewhere in the Form 10-K and in "Results of Operations" above, the Company agreed in February 2002 to pay down debt under the Facility by at least $130 million, and to reduce the size of the Facility to the lesser of $100 million or 80% of Net Receivables. This transaction closed on March 1, 2002. The Company expects that net of taxes, transaction costs, and escrows, approximately $138 million of the cash proceeds will be used to reduce its bank debt.

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

     As noted above in "Results of Operations," the Company estimated and recorded an allowance of $3.5 million in the fourth quarter of 2001 against its receivables with the Kmart Corporation based on Kmart's bankruptcy filing in January 2002. Including this reserve, the Company's fourth quarter EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group agreed to exclude the Kmart reserve from covenant calculations. As a result, the Company has no unresolved covenant violations under the Facility.

     As a result of the substantial reduction in debt following the EMCOR transaction, the Company believes that it currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group has agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the EMCOR transaction. While the Company expects to be in compliance with these new EBITDA requirements, the minimum EBITDA covenant allows less room for variance than the Facility's other financial covenants. If the Company violates this or any other covenant, it may have to negotiate new borrowing terms under the Facility. While the Company believes that its improved creditworthiness following the EMCOR transaction would result in a successful negotiation of new terms if necessary, there can be no assurance that it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company has started the process of seeking more flexible borrowing arrangements.

     As of December 31, 2001, the Company had $163.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.7% for the year ended December 31, 2001. The Company also had $2.4 million in letters of credit outstanding under the Facility at yearend. While not actual borrowings, letters of credit do reflect potential liabilities under the Facility and therefore are treated by the Bank Group as a use of borrowing capacity under the Facility. Letters of credit are discussed below under "Other Commitments." Unused borrowing capacity under the Facility based upon the most restrictive covenant was $30.7 million as of December 31, 2001.

     As of March 4, 2002, the Company had $24.7 million outstanding under the Facility as a result of using proceeds from the EMCOR transaction to reduce its borrowings, and unused borrowing capacity of approximately $50.1 million under the Facility. The Company expects to make payments of taxes and other costs related to the EMCOR transaction of approximately $19 million in early second quarter of 2002. This would have resulted in $43.7 million outstanding under the Facility as of March 4, 2002, if these payments had been made contemporaneously with the closing of the EMCOR transaction. The Company estimates its current all-in floating interest rate under the Facility to be approximately 6.1%.

     In connection with the reduction of the Facility's size as well as the Company's expectation of obtaining new debt arrangements as noted above, the Company expects to write off in the first quarter of 2002 as much as $1.2 million, before tax benefits, of deferred arrangement fees associated with its current Facility.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $41.0 million as of December 31, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.7%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's common stock ("Common Stock") at a weighted average price of $24.25 per share.

     In connection with the Company's sale of operations to EMCOR as discussed in Note 16 to the Consolidated Financial Statements included elsewhere in the Form 10-K and in "Results of Operations" above, $22.1 million of subordinate debt was assumed by EMCOR. As a result of this assumption as well as scheduled principal payments that have already occurred in 2002, the outstanding balance of subordinate debt as of March 4, 2002 was $18.4 million. The maturities on this remaining debt are $2.9 million in 2002 and $15.5 million in 2003. Substantially all of the 2003 maturities are due on April 10, 2003.

     Other Commitments -- As is common in the Company's industry, the Company has entered into certain off- balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in the Company's balance sheets. The Company's significant off-balance sheet transactions include liabilities associated with noncancelable operating leases, letter of credit obligations and surety guarantees.

     The Company enters into noncancelable operating leases for many of its facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, the Company has no further obligation to the lessor. The Company may decide to cancel or terminate a lease before the end of its term. Typically the Company is liable to the lessor for the remaining lease payments under the term of the lease.

     Some customers require the Company to post letters of credit to guarantee performance under the Company's contracts and to ensure payment to the Company's subcontractors and vendors under those contracts. Certain of the Company's vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of the Company, such as to beneficiaries under the Company's self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. To date the Company has not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

     Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. To date, the Company has not had any significant reimbursements to its surety for bond-related costs. The Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

     The Company's future contractual obligations include (in thousands):

                             LESS THAN
                             ONE YEAR      2003      2004      2005      2006     THEREAFTER    TOTAL
                             ---------   --------   -------   -------   -------   ----------   --------
Debt obligations...........   $ 3,709    $201,171   $    63   $    44   $    34    $   111     $205,132
Operating lease
  obligations..............   $15,969    $ 13,193   $10,632   $ 8,230   $ 6,053    $21,112     $ 75,189

     Excluding the operations that were sold to EMCOR, operating lease commitments would have been as follows at December 31, 2001 (in thousands): Less than one year -- $10,466, 2003 -- $8,924, 2004 -- $6,912, 2005 -- $5,036,
2006 -- $3,747, Thereafter -- $15,759, for a total commitment of $50,844. As of March 4, 2002, the Company had $24.7 million outstanding under the Facility as a result of using proceeds from the EMCOR transaction to reduce its borrowings.

     The Company also had $2.4 million in letters of credit outstanding under the Facility at yearend. While not actual borrowings, letters of credit do reflect potential liabilities under the Facility and therefore are treated by the Bank Group as a use of borrowing capacity under the Facility. Unused borrowing capacity under the Facility based upon the most restrictive covenant was $30.7 million as of December 31, 2001.

     The Company's other commercial commitments expire as follows (in thousands):

                                           LESS THAN
                                           ONE YEAR    2003   2004   2005   2006   THEREAFTER   TOTAL
                                           ---------   ----   ----   ----   ----   ----------   ------
Letters of credit........................   $1,813     $598    $--    $--    $--       $--      $2,411

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

     Outlook -- The Company anticipates that cash flow from operations as well as borrowings under lending facilities will be sufficient to meet the Company's normal cash needs. As noted above, the Company has certain relatively tight restrictions under the Credit Facility. If the Company violates these or certain other restrictions under the Facility, it may be required to negotiate new terms with its banks. While the Company believes that its improved creditworthiness following the EMCOR transaction would result in a successful negotiation of new terms if necessary, there can be no assurance that it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company has started the process of seeking more flexible borrowing arrangements.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 141 took effect upon issuance in July 2001. SFAS No. 142 is effective for the Company beginning January 1, 2002 and early adoption is not allowed for calendar year companies. Under SFAS No. 142, any impairment loss recognized in accordance with the initial adoption will be shown as a cumulative effect of a change in accounting principle in the Company's statement of operations. Under this treatment, the Company's statement of operations would show after-tax results of operations both with and without the cumulative effect of a change in accounting principle recognizing an impairment.

     Under previous standards, the Company recognized a non-cash charge of approximately $12 million per year in its statement of operations through December 31, 2001 to amortize its goodwill assets over 40-year lives. This amortization was discontinued beginning January 1, 2002 under the new standard.

     The new requirements for assessing whether goodwill assets have been impaired involve market-based information. Based on a preliminary review of the new standards, the Company believes that it will record a non-cash, pre-tax goodwill impairment charge of between $240 million and $260 million. The Company anticipates that this charge will be recorded in the first quarter of 2002 when the new standard becomes effective. As noted above, this charge will be reflected as a cumulative effect of a change in accounting principle.

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its lending agreements with its banks and accordingly, expects no impact on its current bank credit facility as a result of this charge.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, the operating results of the companies being sold to EMCOR (as discussed in Note 16 to the Consolidated Financial Statements included elsewhere in the Form 10-K and in "Results of Operations" above), as well as any gain or loss on the sale of these operations will be presented as discontinued operations in the Company's statement of operations for 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations, financial position or cash flows.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, a national downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing or bonding, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results or cash flows on a quarterly or annual basis.

     The Company's success depends in part on its ability to integrate and further consolidate the companies it has acquired. These businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that the Company will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The historical results are not necessarily indicative of future results of the Company because, among other reasons, the Company's subsidiary operations were not under common control or management prior to their acquisition. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to the acquisition.

     The existing senior management at many of the Company's subsidiary operations is generally comprised of former owners who committed to stay with their operations after acquisition. Certain of these individuals have suffered losses in the Company stock or have lower incomes than they averaged when they owned their former businesses. Further, former owners generally have noncompetition obligations that expire on the fifth anniversary of their date of acquisition, and thus these obligations expire from July 2002 through 2004. There is no assurance that the Company will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

     Key elements of the Company's strategy are to both maintain and improve the profitability and cash flow of the individual businesses. The Company's level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will be contingent upon factors outside the Company's control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or regional economies will negatively affect overall demand for the Company's services.

     The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems by the Company requires an adequate supply of skilled HVAC technicians. In addition, the Company depends on the senior management of the businesses it acquires and regional and corporate management to remain committed to the success of the Company. Accordingly, the Company's ability to maintain and increase its productivity and profitability is also affected by its ability to employ, train and retain the skilled technicians necessary to meet the Company's service requirements, and to retain senior management at the corporate, regional and local level.

     The Company's ability to generate positive cash flow at its historical levels in the future could be adversely impacted by a reduction in its billings and collections as a result of a decline in new projects. The risk associated with a decline in new projects could be further perpetuated by the Company's faster billing for its project work in the past year because the Company will continue to incur costs on older projects where payment may have already been received from the customer. Such indebtedness, together with the financial and other restrictive covenants in the Company's debt instruments, could limit its ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

     HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company's failure to comply, or the costs of compliance, with such laws and regulations could adversely affect the Company's future results.

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

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of capital leases, convertible subordinated notes, subordinated notes and various other notes payable. The Company's debt with variable interest rates consists entirely of its revolving Credit Facility. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2001:

                                       2002      2003     2004   2005   2006   THEREAFTER   FAIR VALUE
                                      ------   --------   ----   ----   ----   ----------   ----------
LIABILITIES -- LONG-TERM DEBT:
  Variable Rate Debt................  $   --   $163,700   $ --   $ --   $ --      $ --       $163,700
    Average Interest Rate...........      --%       8.7%    --%    --%    --%       --%           8.7%
  Fixed Rate Debt...................  $3,709   $ 37,471   $ 63   $ 44   $ 34      $111       $ 41,432
    Average Interest Rate...........     6.8%      10.0%   8.8%   6.7%   5.4%      5.0%           9.7%

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Comfort Systems USA, Inc.
  Report of Independent Public Accountants..................    26
  Consolidated Balance Sheets...............................    27
  Consolidated Statements of Operations.....................    28
  Consolidated Statements of Stockholders' Equity...........    29
  Consolidated Statements of Cash Flows.....................    30
  Notes to Consolidated Financial Statements................    31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Comfort Systems USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc., and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 2002

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,021   $ 10,625
  Accounts receivable, less allowance for doubtful accounts
     of $6,789 and $13,327..................................   334,152    315,796
  Other receivables.........................................     5,879      6,504
  Inventories...............................................    19,399     18,253
  Prepaid expenses and other................................    10,568     17,803
  Costs and estimated earnings in excess of billings........    44,078     33,899
  Net assets held for sale..................................     3,197         --
                                                              --------   --------
          Total current assets..............................   433,294    402,880
PROPERTY AND EQUIPMENT, net.................................    40,085     32,780
GOODWILL, net...............................................   450,493    438,448
OTHER NONCURRENT ASSETS.....................................     2,538      2,517
                                                              --------   --------
          Total assets......................................  $926,410   $876,625
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    216   $     85
  Current maturities of notes to affiliates and former
     owners.................................................     8,850      3,624
  Accounts payable..........................................   114,613    101,566
  Accrued compensation and benefits.........................    40,880     42,596
  Billings in excess of costs and estimated earnings........    68,574     71,753
  Income taxes payable......................................        --      5,606
  Other current liabilities.................................    26,942     28,069
                                                              --------   --------
          Total current liabilities.........................   260,075    253,299
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................   224,111    164,039
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................    41,424     37,384
DEFERRED INCOME TAXES.......................................        --      7,698
OTHER LONG-TERM LIABILITIES.................................       561        384
                                                              --------   --------
          Total liabilities.................................   526,171    462,804
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................        --         --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................       393        393
  Treasury stock, at cost 2,002,629 and 1,749,334 shares,
     respectively...........................................   (13,119)   (10,924)
  Additional paid-in capital................................   341,923    340,186
  Retained earnings.........................................    71,042     84,166
                                                              --------   --------
          Total stockholders' equity........................   400,239    413,821
                                                              --------   --------
          Total liabilities and stockholders' equity........  $926,410   $876,625
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1999         2000         2001
                                                          ----------   ----------   ----------
REVENUES................................................  $1,370,035   $1,591,066   $1,546,282
COST OF SERVICES........................................   1,077,329    1,306,816    1,270,113
                                                          ----------   ----------   ----------
     Gross profit.......................................     292,706      284,250      276,169
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............     187,771      225,894      212,988
GOODWILL AMORTIZATION...................................      11,731       12,585       12,084
RESTRUCTURING CHARGES...................................          --       25,344          238
                                                          ----------   ----------   ----------
     Operating income...................................      93,204       20,427       50,859
OTHER INCOME (EXPENSE):
  Interest income.......................................         841          514          186
  Interest expense......................................     (20,033)     (26,886)     (21,962)
  Other.................................................          48          744          573
                                                          ----------   ----------   ----------
     Other expense, net.................................     (19,144)     (25,628)     (21,203)
                                                          ----------   ----------   ----------
REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES,
  NET...................................................          --       (5,867)          --
                                                          ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES.......................      74,060      (11,068)      29,656
INCOME TAX EXPENSE......................................      31,738        5,785       16,532
                                                          ----------   ----------   ----------
NET INCOME (LOSS).......................................  $   42,322   $  (16,853)  $   13,124
                                                          ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE:
  Basic.................................................  $     1.10   $    (0.45)  $     0.35
                                                          ==========   ==========   ==========
  Diluted...............................................  $     1.09   $    (0.45)  $     0.35
                                                          ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
  Basic.................................................      38,561       37,397       37,436
                                                          ==========   ==========   ==========
  Diluted...............................................      39,699       37,397       37,499
                                                          ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK          TREASURY STOCK       ADDITIONAL                  TOTAL
                                       -------------------   ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                         SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                       ----------   ------   ----------   --------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1998.........  38,141,180    $381            --   $     --    $333,978    $ 45,573     $379,932
  Issuance of Common Stock:
    Acquisition of Purchased
      Companies......................     958,533      10       125,197        885       6,164          --        7,059
    Issuance of Employee Stock
      Purchase Plan shares...........     142,276       2            --         --       2,036          --        2,038
    Issuance of shares for options
      exercised......................      16,924      --            --         --         477          --          477
  Common Stock repurchases...........          --      --    (1,820,721)   (12,863)         --          --      (12,863)
  Net income.........................          --      --            --         --          --      42,322       42,322
                                       ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 1999.........  39,258,913     393    (1,695,524)   (11,978)    342,655      87,895      418,965
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares...........          --      --       329,212      2,254        (732)         --        1,522
  Common Stock repurchases...........          --      --      (175,513)    (1,224)         --          --       (1,224)
  Shares exchanged in repayment of
    notes receivable.................          --      --      (385,996)    (1,975)         --          --       (1,975)
  Shares received from sale of
    businesses.......................          --      --       (74,808)      (196)         --          --         (196)
  Net loss...........................          --      --            --         --          --     (16,853)     (16,853)
                                       ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2000.........  39,258,913     393    (2,002,629)   (13,119)    341,923      71,042      400,239
  Issuance of Common Stock:
    Issuance of Employee Stock
      Purchase Plan shares...........          --      --       398,287      2,570      (1,737)         --          833
  Shares received from sale of
    businesses.......................          --      --      (144,992)      (375)         --          --         (375)
  Net income.........................          --      --            --         --          --      13,124       13,124
                                       ----------    ----    ----------   --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2001.........  39,258,913    $393    (1,749,334)  $(10,924)   $340,186    $ 84,166     $413,821
                                       ==========    ====    ==========   ========    ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        2000        2001
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................  $  42,322   $ (16,853)  $  13,124
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities --
  Restructuring charges...................................         --      25,344         238
  Reductions in non-operating assets and liabilities,
     net..................................................         --       5,867          --
  Depreciation and amortization expense...................     23,055      24,902      24,466
  Bad debt expense........................................      1,650       5,883      10,329
  Deferred tax expense (benefit)..........................      1,339      (2,590)     (1,408)
  Gain on sale of property and equipment..................       (260)       (697)       (199)
  Changes in operating assets and liabilities, net of
     effects of acquisitions and divestitures --
     (Increase) decrease in --
       Receivables, net...................................    (58,096)    (36,791)     12,095
       Inventories........................................     (4,822)      1,103         940
       Prepaid expenses and other current assets..........      3,213       2,734      (2,083)
       Costs and estimated earnings in excess of
          billings........................................    (15,433)      9,373      11,007
       Other noncurrent assets............................       (293)      2,002        (412)
     Increase (decrease) in --
       Accounts payable and accrued liabilities...........     20,166      21,980      (3,167)
       Billings in excess of costs and estimated
          earnings........................................      6,080      17,105       2,513
       Other, net.........................................       (507)     (1,190)       (614)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     18,414      58,172      66,829
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................    (16,054)    (18,037)     (5,978)
  Proceeds from sales of property and equipment...........      1,507       1,937       1,011
  Cash paid for purchased companies, net of cash
     acquired.............................................    (31,417)         --          --
  Proceeds from businesses sold...........................         --         713         964
  Other...................................................       (500)         --          --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........    (46,464)    (15,387)     (4,003)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt..............................   (236,372)   (314,360)   (264,923)
  Borrowings of long-term debt............................    271,706     283,634     195,868
  Proceeds from issuance of common stock..................      2,258       1,522         833
  Repurchases of common stock.............................    (12,863)     (1,224)         --
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................     24,729     (30,428)    (68,222)
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     (3,321)     12,357      (5,396)
CASH AND CASH EQUIVALENTS, beginning of year..............      6,985       3,664      16,021
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $   3,664   $  16,021   $  10,625
                                                            =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 54% of the Company's consolidated 2001 revenues were attributable to installation services, with the remaining 46% attributable to maintenance, repair and replacement services. The Company's consolidated 2001 revenues related to the following service activities: HVAC -- 62%, plumbing -- 15%, electrical -- 5%, building automation control systems -- 5%, fire protection -- 5% and other -- 8%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

     On March 1, 2002, the Company sold 19 operations to EMCOR Group, Inc. ("EMCOR"). See Note 16 for further discussion.

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

     Cash paid for interest in 1999, 2000 and 2001 was approximately $17.8 million, $25.8 million and $20.7 million, respectively. Cash paid for income taxes in 1999, 2000 and 2001 was approximately $33.6 million, $13.1 million and $10.1 million, respectively.

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

                           COMFORT SYSTEMS USA, INC.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis over 40 years. In addition, see discussion of new accounting standards related to goodwill below in this note under "Accounting Pronouncements."

     As of December 31, 2000 and 2001, accumulated amortization of goodwill was approximately $32.9 million and $44.7 million, respectively.

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

  REVENUE RECOGNITION

     The Company enters into construction contracts with general contractors or end-use customers based upon negotiated contracts and competitive bids. As part of the negotiation and bidding processes, the Company estimates its contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Under this method, the amount of total contract revenue recognizable at any given time during a contract is determined by multiplying total contract revenue by the percentage of contract costs incurred at any given time to total estimated contract costs. Accordingly, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any given point during the contract.

     Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on estimates and subjective assessments. The effects of these revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such a conclusion is reached, regardless of what stage of completion the contract has reached. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on the Company's operating results.

     Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

  ACCOUNTS RECEIVABLE

     Accounts receivable include amounts billed but not paid by customers pursuant to retainage provisions in construction contracts. These amounts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date is billed and collected within the subsequent year. The retainage balances at December 31, 2000 and 2001 are $67.7 million and $60.5 million, respectively, and are included in accounts receivable.

                           COMFORT SYSTEMS USA, INC.

  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

     The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed under the terms of the contract. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

     Claims or unapproved change orders represent amounts to be recovered from the customer or other third parties for errors, changes in specifications or design or other unanticipated customer-related changes resulting in additional contract costs. These amounts are recorded as "Costs and estimated earnings in excess of billings" at their estimated net realizable amounts when realization is probable and such amounts can be reasonably estimated. These claims and unapproved change orders involve estimates which will be revised as additional information becomes known.

  WARRANTY COSTS

     The Company typically warrants labor for the first year after installation on new air conditioning and heating systems. The Company generally warrants labor for 30 days after servicing of existing air conditioning and heating systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

  INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

  SEGMENT DISCLOSURE

     Comfort Systems' activities are within the mechanical services industry which is the single industry segment served by the Company. Under SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as no individual operating unit is material and the operating units meet a majority of the aggregation criteria.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates used in the Company's financial statements include revenue and cost recognition for construction contracts, allowance for doubtful accounts and self-insurance accruals.

  CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company reviews its accounts receivable and provides estimates of allowances as deemed necessary.

                           COMFORT SYSTEMS USA, INC.

  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable, notes payable to related parties and long-term debt. The Company believes that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

  ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 141 took effect upon issuance in July 2001. SFAS No. 142 is effective for the Company beginning January 1, 2002 and early adoption is not allowed for calendar year companies. Under SFAS No. 142, any impairment loss recognized in accordance with the initial adoption will be shown as a cumulative effect of a change in accounting principle in the Company's statement of operations. Under this treatment, the Company's statement of operations would show after-tax results of operations both with and without the cumulative effect of a change in accounting principle recognizing an impairment.

     Under previous standards, the Company recognized a non-cash charge of approximately $12 million per year in its statement of operations through December 31, 2001 to amortize its goodwill assets over 40-year lives. This amortization was discontinued beginning January 1, 2002 under the new standard.

     The new requirements for assessing whether goodwill assets have been impaired involve market-based information. Based on a preliminary review of the new standards, the Company believes that it will record a non-cash, pre-tax goodwill impairment charge of between $240 million and $260 million. The Company anticipates that this charge will be recorded in the first quarter of 2002 when the new standard becomes effective. As noted above, this charge will be reflected as a cumulative effect of a change in accounting principle.

     The Company has specifically provided for the possibility of a non-cash goodwill impairment charge in its lending agreements with its banks and accordingly, expects no impact on its current bank credit facility as a result of this charge.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, the operating results of the companies being sold to EMCOR (as discussed in Note 16) as well as any gain or loss on the sale of these operations will be presented as discontinued operations in the Company's statement of operations for 2002. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations, financial position or cash flows.

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

     As announced by the Company in the third quarter of 2000, management performed an extensive review of its operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. As a result of these decisions, the Company estimated and recorded restructuring charges of approximately $25.3 million, primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions are substantially complete.

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

     Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (all of whom had been terminated by June 30, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer. The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2000 and 2001 (in thousands):

                                               BALANCE AT                          BALANCE AT
                                               BEGINNING                             END OF
                                               OF PERIOD    ADDITIONS   PAYMENTS     PERIOD
                                               ----------   ---------   --------   ----------
Year Ended December 31, 2000:
  Severance..................................    $   --      $2,487     $(1,269)     $1,218
  Lease termination costs and other..........        --       2,920        (608)      2,312
                                                 ------      ------     -------      ------
          Total..............................    $   --      $5,407     $(1,877)     $3,530
                                                 ======      ======     =======      ======

Year Ended December 31, 2001:
  Severance..................................    $1,218      $  350     $(1,358)     $  210
  Lease termination costs and other..........     2,312          --      (1,164)      1,148
                                                 ------      ------     -------      ------
          Total..............................    $3,530      $  350     $(2,522)     $1,358
                                                 ======      ======     =======      ======

     Aggregated financial information related to the operations addressed by restructuring is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       2000      2001
                                                         -------   --------   -------
Revenues...............................................  $48,211   $ 48,010   $ 6,337
Operating income (loss)................................  $ 1,283   $(17,173)  $(2,666)

                           COMFORT SYSTEMS USA, INC.

     As of December 31, 2000, net assets held for sale were comprised of the following (in thousands):

Current assets (primarily accounts receivable)..............   $5,789
Long-term assets............................................        6
Current liabilities (primarily accounts payable)............   (2,577)
Long-term liabilities.......................................      (21)
                                                               ------
          Total.............................................   $3,197
                                                               ======

     The restructuring charges associated with the operations that were held for sale at December 31, 2000 were $3.7 million and primarily related to impairments of goodwill and other long-lived assets based upon the estimated proceeds from the anticipated sale of these operations.

4.  REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET:

     During 2000, the Company recorded a non-cash charge of approximately $5.9 million primarily related to the impairment of certain non-operating assets, principally notes receivable from former owners of businesses acquired by the Company. This charge also included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. Offsetting these items was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

5.  BUSINESS COMBINATIONS:

     During 1999, the Company acquired 25 businesses which were accounted for as purchases. These companies provide HVAC and related services. The aggregate consideration paid in these transactions was $38.0 million in cash, 1,151,907 shares of the Company's common stock ("Common Stock") with a fair value at the date of acquisition totaling $8.5 million, $2.2 million in the form of convertible subordinated notes and $21.3 million in the form of subordinated notes. In addition, the Company received 68,177 shares from a former owner related to a prior year acquisition. Subsequent to the issuance of certain of the convertible subordinated notes, the Company entered into agreements with certain of the convertible noteholders to modify the terms of $2.1 million of these notes to eliminate the provisions relating to convertibility into Common Stock. The remaining convertible subordinated notes are convertible into 5,133 shares of Common Stock. There were no acquisitions in 2000 or 2001.

     The unaudited pro forma data presented below consists of the income statement data presented in these consolidated financial statements plus income statement data for the purchased companies as if the acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                                              (UNAUDITED)
Revenues....................................................   $1,425,182
Net income..................................................   $   41,966
Net income per share -- diluted.............................   $     1.06
Shares used in computing net income per share -- diluted....       40,156

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

                           COMFORT SYSTEMS USA, INC.

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

6.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (dollars in thousands):

                                                         ESTIMATED       DECEMBER 31,
                                                        USEFUL LIVES   -----------------
                                                          IN YEARS      2000      2001
                                                        ------------   -------   -------
Land..................................................    N/A          $   155   $   155
Transportation equipment..............................    3-10          30,118    27,947
Machinery and equipment...............................    3-15          25,978    26,212
Computer and telephone equipment......................    3-7           20,612    22,464
Buildings and leasehold improvements..................    3-40          13,935    14,022
Furniture and fixtures................................    3-10           9,146     8,853
                                                                       -------   -------
                                                                        99,944    99,653
Less -- Accumulated depreciation......................                  59,859    66,873
                                                                       -------   -------
  Property and equipment, net.........................                 $40,085   $32,780
                                                                       =======   =======

     Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $11.3 million, $12.3 million and $12.4 million, respectively.

7.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1999     2000     2001
                                                            ------   ------   -------
Balance at beginning of year..............................  $4,758   $5,568   $ 6,789
Additions for bad debt expense............................   1,650    5,883    10,329
Deductions for uncollectible receivables written off, net
  of recoveries...........................................  (1,940)  (4,452)   (3,791)
Allowance for doubtful accounts of purchased companies at
  date of acquisition.....................................   1,100       --        --
Allowance for doubtful accounts of businesses sold or held
  for sale................................................      --     (210)       --
                                                            ------   ------   -------
Balance at end of year....................................  $5,568   $6,789   $13,327
                                                            ======   ======   =======

                           COMFORT SYSTEMS USA, INC.

     Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Accrued warranty costs......................................  $ 4,715   $ 4,223
Accrued insurance expense...................................    6,710    11,959
Deferred revenue............................................    2,397     1,915
Other current liabilities...................................   13,120     9,972
                                                              -------   -------
                                                              $26,942   $28,069
                                                              =======   =======

     Contracts in progress are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Costs incurred on contracts in progress.....................  $1,252,685   $1,262,132
Estimated earnings, net of losses...........................     252,205      245,444
Less -- Billings to date....................................  (1,529,223)  (1,545,430)
Less -- Amounts related to businesses held for sale.........        (163)          --
                                                              ----------   ----------
                                                              $  (24,496)  $  (37,854)
                                                              ==========   ==========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $   44,078   $   33,899
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................     (68,574)     (71,753)
                                                              ----------   ----------
                                                              $  (24,496)  $  (37,854)
                                                              ==========   ==========

8.  LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Revolving credit facility...................................  $223,700   $163,700
Notes to affiliates and former owners.......................    50,274     41,008
Other.......................................................       627        424
                                                              --------   --------
          Total debt........................................   274,601    205,132
          Less: current maturities..........................     9,066      3,709
                                                              --------   --------
                                                              $265,535   $201,423
                                                              ========   ========

                           COMFORT SYSTEMS USA, INC.

     At December 31, 2001, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31 --
  2002......................................................   $  3,709
  2003......................................................    201,171
  2004......................................................         63
  2005......................................................         44
  2006......................................................         34
  Thereafter................................................        111
                                                               --------
                                                               $205,132
                                                               ========

  REVOLVING CREDIT FACILITY

     The Company's principal debt financing is a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). As of December 31, 2001, the Credit Facility provided the Company with a revolving line of credit of up to the lesser of $250 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings outstanding under the Facility as of December 31, 2001 were $163.7 million.

     In connection with the Company's sale of operations to EMCOR as discussed in Note 16, the Company agreed in February 2002 to pay down debt under the Facility by at least $130 million, and to reduce the size of the Facility to the lesser of $100 million or 80% of Net Receivables. This transaction closed on March 1, 2002. The Company expects that net of taxes, transaction costs, and escrows, approximately $138 million of the cash proceeds will be used to reduce its bank debt.

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

     The Company estimated and recorded an allowance of $3.5 million in the fourth quarter of 2001 against its receivables with the Kmart Corporation based on Kmart's bankruptcy filing in January 2002. Including this reserve, the Company's fourth quarter EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group agreed to exclude the Kmart reserve from covenant calculations. As a result, the Company has no unresolved covenant violations under the Facility.

                           COMFORT SYSTEMS USA, INC.

     As a result of the substantial reduction in debt following the EMCOR transaction, the Company believes that it currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group has agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the EMCOR transaction. While the Company expects to be in compliance with these new EBITDA requirements, the minimum EBITDA covenant allows less room for variance than the Facility's other financial covenants. If the Company violates this or any other covenant, it may have to negotiate new borrowing terms under the Facility. While the Company believes that its improved creditworthiness following the EMCOR transaction would result in a successful negotiation of new terms if necessary, there can be no assurance it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company has started the process of seeking more flexible borrowing arrangements.

     As of December 31, 2001, the Company had $163.7 million in borrowings outstanding under the Credit Facility and had incurred interest expense at an average rate of approximately 8.7% for the year ended December 31, 2001. The Company also had $2.4 million in letters of credit outstanding under the Facility at yearend. While not actual borrowings, letters of credit do reflect potential liabilities under the Facility and therefore are treated by the Bank Group as a use of borrowing capacity under the Facility. Unused borrowing capacity under the Facility based upon the most restrictive covenant was $30.7 million as of December 31, 2001.

     As of March 4, 2002, the Company had $24.7 million outstanding under the Facility as a result of using proceeds from the EMCOR transaction to reduce its borrowings, and unused borrowing capacity of approximately $50.1 million under the Facility. The Company expects to make payments of taxes and other costs related to the EMCOR transaction of approximately $19 million in early second quarter of 2002. This would have resulted in $43.7 million outstanding under the Facility as of March 4, 2002, if these payments had been made contemporaneously with the closing of the EMCOR transaction. The Company estimates its current all-in floating interest rate under the Facility to be approximately 6.1%.

     In connection with the reduction of the Facility's size as well as the Company's expectation of obtaining new debt arrangements as noted above, the Company expects to write off in the first quarter of 2002 as much as $1.2 million, before tax benefits, of deferred arrangement fees associated with its current Facility.

  NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $41.0 million as of December 31, 2001. These notes bear interest, payable quarterly, at a weighted average interest rate of 9.7%. In addition, $0.6 million of these notes are convertible by the holders into shares of the Company's Common Stock at a weighted average price of $24.25 per share.

     In connection with the Company's sale of operations to EMCOR as discussed in Note 16, $22.1 million of subordinate debt was assumed by EMCOR. As a result of this assumption as well as scheduled principal payments that have already occurred in 2002, the outstanding balance of subordinate debt as of March 4, 2002 was $18.4 million. The maturities on this remaining debt are $2.9 million in 2002 and $15.5 million in 2003. Substantially all of the 2003 maturities are due on April 10, 2003.

  OTHER LONG-TERM OBLIGATIONS DISCLOSURES

     The Company estimates the fair value of long-term debt as of December 31, 2000 and 2001 to be approximately the same as the recorded value.

     The Company anticipates that cash flow from operations as well as borrowings under lending facilities will be sufficient to meet the Company's normal cash needs. As noted above, the Company has certain

                           COMFORT SYSTEMS USA, INC.

relatively tight restrictions under the Credit Facility. If the Company violates these or certain other restrictions under the Facility, it may be required to negotiate new terms with its banks. While the Company believes that its improved creditworthiness following the EMCOR transaction would result in a successful negotiation of new terms if necessary, there can be no assurance that it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company has started the process of seeking more flexible borrowing arrangements.

9.  INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Current --
  Federal...............................................  $25,622   $ 4,841   $14,683
  State and Puerto Rico.................................    4,777     3,534     3,257
                                                          -------   -------   -------
                                                           30,399     8,375    17,940
                                                          -------   -------   -------
Deferred --
  Federal...............................................    2,067    (2,679)     (974)
  State and Puerto Rico.................................     (728)       89      (434)
                                                          -------   -------   -------
                                                            1,339    (2,590)   (1,408)
                                                          -------   -------   -------
                                                          $31,738   $ 5,785   $16,532
                                                          =======   =======   =======

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
Income tax expense (benefit) at the statutory rate......  $25,921   $(3,838)  $10,380
Increase resulting from --
  State income taxes, net of federal tax effect.........    2,567     1,652     2,154
  Non-deductible goodwill amortization..................    2,730     2,817     2,754
  Non-deductible goodwill writeoffs related to
     restructuring......................................       --     4,300        --
  Non-deductible expenses...............................      492       778     1,225
  Other.................................................       28        76        19
                                                          -------   -------   -------
                                                          $31,738   $ 5,785   $16,532
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

                           COMFORT SYSTEMS USA, INC.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred income tax assets --
  Accounts receivable and allowance for doubtful accounts...  $ 2,652   $  5,153
  Accrued liabilities and expenses..........................    8,210      9,338
  Net operating loss........................................    4,355      5,921
  Other.....................................................      541      1,337
                                                              -------   --------
          Total deferred income tax assets..................   15,758     21,749
                                                              -------   --------
Deferred income tax liabilities --
  Property and equipment....................................   (1,729)    (1,628)
  Long-term contracts.......................................     (995)    (1,841)
  Goodwill..................................................   (5,833)    (9,248)
  Other.....................................................     (369)        --
                                                              -------   --------
          Total deferred income tax liabilities.............   (8,926)   (12,717)
                                                              -------   --------
Less -- Valuation allowance.................................   (1,951)    (2,743)
                                                              -------   --------
          Net deferred income tax assets....................  $ 4,881   $  6,289
                                                              =======   ========

     The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000     2001
                                                              ------   -------
Deferred income tax assets --
  Prepaid expenses and other................................  $4,478   $13,987
  Other non-current assets..................................     403        --
                                                              ------   -------
Total deferred income tax assets............................   4,881    13,987
                                                              ------   -------
Deferred income tax liabilities --
  Deferred income taxes.....................................      --    (7,698)
                                                              ------   -------
  Net deferred income tax assets............................  $4,881   $ 6,289
                                                              ======   =======

     At December 31, 2001, the Company had $5.9 million of available state net operating loss carry forwards for income tax purposes which expire 2013-2021.

     At December 31, 2001, the Company's net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

10. EMPLOYEE BENEFIT PLANS:

     The Company and certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans generally provide for contributions ranging from 1% to 6% of covered employees' salaries or wages and totaled $5.4 million for 1999, $5.9 million for 2000 and $6.0 million for 2001. Of these amounts,

                           COMFORT SYSTEMS USA, INC.

approximately $2.9 million and $2.4 million was payable to the plans at December 31, 2000 and 2001, respectively.

     Certain of the Company's subsidiaries also participate in various multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $14.6 million for 1999, $17.7 million for 2000 and $19.7 million for 2001. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

11. COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $17.5 million, $25.0 million and $26.8 million, respectively. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from three to ten years and provide for certain escalations in the rental expenses each year. Included in the 1999, 2000 and 2001 rent expense above is approximately $6.1 million, $8.0 million and $9.4 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
  2002......................................................   $15,969
  2003......................................................    13,193
  2004......................................................    10,632
  2005......................................................     8,230
  2006......................................................     6,053
  Thereafter................................................    21,112
                                                               -------
                                                               $75,189
                                                               =======

     Excluding the operations that were sold to EMCOR, operating lease commitments would have been as follows at December 31, 2001 (in thousands): Less than one year -- $10,466, 2003 -- $8,924, 2004 -- $6,912, 2005 -- $5,036,
2006 -- $3,747, Thereafter -- $15,759, for a total commitment of $50,844.

  CLAIMS AND LAWSUITS

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company has estimated and provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements.

  SELF-INSURANCE

     The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance

                           COMFORT SYSTEMS USA, INC.

company. Because no claims have been made against these financial instruments in the past, management does not expect these instruments will have a material effect on the Company's consolidated financial statements.

12. STOCKHOLDERS' EQUITY:

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of December 31, 2001, there are 1,240,412 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 4.0 million shares of Common Stock at prices ranging from $3.63 to $21.438 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the respective average market price of the Common Stock. Options had an anti-dilutive effect for the year ended December 31, 2000 because the Company reported a net loss during this period, and therefore, were not included in the diluted EPS calculation. The Company would have included 175,767 shares related to the dilutive impact of stock options for the year ended December 31, 2000 if it were not for the net loss during the period. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the years ended December 31, 2000 and 2001, and therefore, are not included in the diluted EPS calculation. The after-tax interest expense related to the assumed conversion of the convertible subordinated notes in 1999 was $0.8 million.

                           COMFORT SYSTEMS USA, INC.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     2000     2001
                                                             ------   ------   ------
Common shares outstanding, end of period...................  37,563   37,256   37,510
Effect of using weighted average common shares
  outstanding..............................................     998      141      (74)
                                                             ------   ------   ------
Shares used in computing earnings per share -- basic.......  38,561   37,397   37,436
Effect of shares issuable under stock option plans based on
  the treasury stock method................................      69       --       63
Effect of shares issuable related to convertible notes.....   1,069       --       --
                                                             ------   ------   ------
Shares used in computing earnings per share -- diluted.....  39,699   37,397   37,499
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

     The Company has never altered the price of any option after its grant.

                           COMFORT SYSTEMS USA, INC.

     The following table summarizes activity under the Company's stock option plans:

                                       1999                         2000                         2001
                            --------------------------   --------------------------   --------------------------
                                          WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                           AVERAGE                      AVERAGE                      AVERAGE
FIXED OPTIONS                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
-------------               ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning
  of year.................  3,955,029       $15.51       4,557,133       $15.18       7,356,159       $ 9.35
Granted...................    758,200       $13.36       3,692,000       $ 3.29         585,000       $ 2.34
Exercised.................    (16,924)      $13.00              --       $   --              --       $   --
Forfeited.................   (139,172)      $14.78        (892,974)      $13.95        (782,437)      $10.94
Expired...................         --       $   --              --       $   --              --       $   --
                            ---------                    ---------                    ---------
Outstanding at end of
  year....................  4,557,133       $15.18       7,356,159       $ 9.35       7,158,722       $ 8.59
                            =========                    =========                    =========
Options exercisable at
  year-end................  1,287,229                    1,838,099                    3,044,485
Weighted-average fair
  value of options granted
  during the year.........  $    6.26                    $    2.46                    $    1.93

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -------------------------------------------------   ------------------------------
                     NUMBER      WEIGHTED-AVERAGE                        NUMBER
    RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES    AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/01    EXERCISE PRICE
---------------    -----------   ----------------   ----------------   -----------   ----------------
$   2.14 - 7.625    4,025,500     8.62 years             $ 3.19           936,680         $ 3.38
$ 11.75 - 16.875    2,105,068     3.05 years             $13.87         1,466,613         $13.73
$17.875 - 21.438    1,028,154     3.50 years             $18.85           641,192         $18.84
                    ---------                                           ---------
$  2.14 - 21.438    7,158,722     6.25 years             $ 8.59         3,044,485         $11.60
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

     The Company's 1998 Employee Stock Purchase Plan originally provided for the purchase of up to 300,000 shares, which was increased by an additional 600,000 shares in May 2000, at semi-annual intervals. In March 2001, after all of the shares were distributed, the Board of Directors of the Company voted to suspend the Employee Stock Purchase Plan indefinitely. Through the suspension date, full-time employees were eligible to purchase shares with payroll deductions ranging from 2% to 8% of compensation with a maximum deduction of $2,000 for any purchase period for each participant. The purchase price per share is 85% of the lower of the market price on the first business day of the purchase period or the purchase date.

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the stock option plan or the stock purchase plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the

                           COMFORT SYSTEMS USA, INC.

company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                          1999       2000      2001
                                                         -------   --------   -------
Net Income (Loss)
  As reported..........................................  $42,322   $(16,853)  $13,124
  Pro forma for SFAS No. 123...........................  $39,519   $(20,065)  $ 9,555
Net Income (Loss) Per Share -- Basic
  As reported..........................................  $  1.10   $  (0.45)  $  0.35
  Pro forma for SFAS No. 123...........................  $  1.02   $  (0.54)  $  0.25
Net Income (Loss) Per Share -- Diluted
  As reported..........................................  $  1.09   $  (0.45)  $  0.35
  Pro forma for SFAS No. 123...........................  $  1.01   $  (0.54)  $  0.25

     Long-Term Incentive Plan -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1999            2000            2001
                                          -------------   -------------   -------------
Expected dividend yield.................          0.00%           0.00%           0.00%
Expected stock price volatility.........         65.63%          52.42%          75.46%
Risk free interest rate.................  4.64% - 5.87%   5.58% - 6.94%   4.92% - 5.61%
Expected life of options................        4 years         4 years         4 years

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

                                                   1999            2000          2001
                                               -------------   -------------   ---------
Expected dividend yield......................          0.00%           0.00%       0.00%
Expected volatility..........................         53.80%          76.24%     105.90%
Risk free interest rate......................  4.56% - 4.94%   6.00% - 6.30%       4.85%
Expected life of purchase rights.............      0.5 years       0.5 years   0.5 years

     The weighted average fair values of the purchase rights granted in 1999, 2000 and 2001 were $4.88 per share, $1.65 per share, and $0.88 per share, respectively.

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

                           COMFORT SYSTEMS USA, INC.

     Either at the time of the initial public offering or upon election as a director, options were granted to four members of the board of directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received an option for 5,000 shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. One former employee received an annual grant in 2000. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director. As of December 31, 2001, 105,000 options were outstanding related to this plan.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2001.

14.  RELATED PARTY TRANSACTIONS:

     One of the Company's subsidiaries performs contracting services for an entity partially owned by a director of the Company. Total revenues from this related party were $6.8 million, $10.0 million and $4.9 million during 1999, 2000 and 2001, respectively. The balance included in accounts receivable at December 31, 2000 and 2001 was $1.1 million and $1.9 million, respectively.

     One of the Company's subsidiaries subcontracts sheet metal services from an entity owned by a director of the Company. Total purchases from this related party were $3.8 million, $9.6 million and $5.6 million during 1999, 2000 and 2001, respectively. The balance due included in accounts payable at December 31, 2000 and 2001 was $1.5 million and $0.9 million, respectively.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended December 31, 2000 and 2001 is summarized as follows (in thousands, except per share data):

                                                    YEAR ENDED DECEMBER 31, 2000
                                         ---------------------------------------------------
                                                            QUARTER ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
Revenues...............................  $362,566    $404,970     $423,922        $399,608
Gross profit...........................  $ 70,867    $ 70,638     $ 71,084        $ 71,661
Operating income (loss)................  $ 12,856    $ 10,802     $    (47)(b)    $ (3,184)(c)
Net income (loss)......................  $  4,008    $   (905)(a) $ (3,689)(b)    $(16,267)(c)
Net income (loss) per share:
  Basic................................  $   0.11    $  (0.02)    $  (0.10)       $  (0.44)
  Diluted..............................  $   0.11    $  (0.02)    $  (0.10)       $  (0.44)

                           COMFORT SYSTEMS USA, INC.

                                                    YEAR ENDED DECEMBER 31, 2001
                                         ---------------------------------------------------
                                                            QUARTER ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2001        2001         2001            2001
                                         ---------   --------   -------------   ------------
Revenues...............................  $368,128    $392,141     $408,935        $377,078
Gross profit...........................  $ 63,897    $ 69,071     $ 73,138        $ 70,063
Operating income.......................  $  8,144    $ 13,049     $ 17,382        $ 12,284
Net income.............................  $  1,100    $  3,291     $  5,642        $  3,091
Net income per share:
  Basic................................  $   0.03    $   0.09     $   0.15        $   0.08
  Diluted..............................  $   0.03    $   0.09     $   0.15        $   0.08

---------------
The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes in each quarter.

(a) During the second quarter of 2000, the Company recorded a non-cash, pre-tax charge of approximately $5.2 million primarily related to the impairment of certain non-operating assets (see Note 4).

(b) During the third quarter of 2000, the Company recorded pre-tax restructuring charges of approximately $10.0 million associated primarily with restructuring efforts at certain underperforming operations (see Note
     3).

(c) During the fourth quarter of 2000, the Company recorded an additional pre-tax charge of $0.7 million related to the impairment of certain non-operating assets. In addition, during the fourth quarter of 2000, the Company recorded additional pre-tax restructuring charges of approximately $15.0 million primarily related to restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services (see Notes 3 and 4).

16.  SUBSEQUENT EVENT:

     On February 11, 2002, the Company entered into an agreement with EMCOR to sell 19 operations. Under the terms of the agreement, the total purchase price is approximately $186.25 million, including debt assumed by EMCOR of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. This transaction closed on March 1, 2002. The Company expects that net of taxes, transaction costs, and escrows, approximately $160 million of this amount will be used to reduce debt. In addition, the Company expects that it will take certain steps to reduce its costs in light of the smaller size of the Company following the EMCOR transaction. As a result, the Company currently expects it will record restructuring charges of not less than $1 million, before taxes, in the first quarter of 2002.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which takes effect for the Company on January 1, 2002, the operating results of units being sold as well as any gain or loss on the sale of these operations will be presented as discontinued operations in the Company's statement of operations for the first quarter of 2002. This reporting will be separate from income statement items for ongoing operations. Based on estimates of the net assets of these operations and on estimates of transaction costs, the Company expects to realize an estimated loss on the sale of these operations of approximately $27 million in the first quarter of 2002, exclusive of tax liabilities. Approximately $67 million of this loss will be included in the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 2 for further discussion.

                           COMFORT SYSTEMS USA, INC.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

     These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2001.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     (1) Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 25 of this report and is incorporated herein by reference.

     (2)  Financial Statement Schedules:

     None.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 15, 2002. Under Item 5 of that report, the Company disclosed that it had entered into a Purchase Agreement with EMCOR-CSI Holding Co. ("EMCOR Holding"), a Delaware corporation and wholly-owned subsidiary of EMCOR Group, Inc., pursuant to which the Company agreed to sell to EMCOR Holding all of the outstanding capital stock of and ownership interests in 19 of the Company's subsidiary operations.

     (c)  Exhibits

     Reference is made to the Index of Exhibits beginning on page 52 which index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.

                                          By:    /s/ WILLIAM F. MURDY
                                          --------------------------------------
                                                     William F. Murdy
                                                 Chief Executive Officer

Date: March 5, 2002

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
               /s/ WILLIAM F. MURDY                  Chairman of the Board and Chief    March 5, 2002
---------------------------------------------------  Executive Officer
                 William F. Murdy

            /s/ J. GORDON BEITTENMILLER              Executive Vice President, Chief    March 5, 2002
---------------------------------------------------  Financial Officer and Director
              J. Gordon Beittenmiller                (principal accounting officer)

                /s/ HERMAN E. BULLS                  Director                           March 5, 2002
---------------------------------------------------
                  Herman E. Bulls

             /s/ VINCENT J. COSTANTINI               Director                           March 5, 2002
---------------------------------------------------
               Vincent J. Costantini

          /s/ ALFRED J. GIARDINELLI, JR.             Director                           March 5, 2002
---------------------------------------------------
            Alfred J. Giardinelli, Jr.

               /s/ STEVEN S. HARTER                  Director                           March 5, 2002
---------------------------------------------------
                 Steven S. Harter

             /s/ ROBERT D. WAGNER, JR.               Director                           March 5, 2002
---------------------------------------------------
               Robert D. Wagner, Jr.

                               INDEX OF EXHIBITS

                                                                           INCORPORATED BY REFERENCE TO THE
                                                                            EXHIBIT INDICATED BELOW AND TO
                                                                            THE FILING WITH THE COMMISSION
                                                                                    INDICATED BELOW
                                                                           ---------------------------------
EXHIBIT                                                                     EXHIBIT         FILING OR
NUMBER                          DESCRIPTION OF EXHIBITS                     NUMBER         FILE NUMBER
-------                         -----------------------                    ---------  ----------------------
     3.1 --   Second Amended and Restated Certificate of Incorporation of        3.1       333-24021
              the Registrant.
     3.2 --   Certificate of Amendment dated May 21, 1998.                       3.2     1998 Form 10-K
     3.3 --   Bylaws of the Registrant, as amended.                              3.3     1999 Form 10-K
     4.1 --   Form of certificate evidencing ownership of Common Stock of        4.1       333-24021
              the Registrant.
    10.1 --   Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan.          10.1       333-24021
    10.2 --   Comfort Systems USA, Inc. 1997 Non-Employee Directors'            10.2       333-24021
              Stock Plan.
    10.3 --   Form of Employment Agreement between the Registrant and J.        10.4       333-24021
              Gordon Beittenmiller.
    10.4 --   Form of Employment Agreement between the Registrant and           10.5       333-24021
              William George III.
    10.5 --   Form of Employment Agreement between the Registrant and           10.6       333-24021
              Reagan S. Busbee.
    10.6 --   Form of Employment Agreement between the Registrant,              10.10      333-24021
              Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli,
              Jr.
    10.7 --   Employment Agreement between the Registrant, Shambaugh &          10.17    1998 Form 10-K
              Son, Inc. and Mark P. Shambaugh.
    10.8 --   Form of Agreement among certain stockholders.                     10.16      333-24021
    10.9 --   Lease dated October 31, 1998, between Mark Shambaugh and          10.28    1998 Form 10-K
              Shambaugh & Sons, Inc. (Opportunity Drive).
    10.10 --  Lease dated October 31, 1998, between Mark Shambaugh and          10.29    1998 Form 10-K
              Shambaugh & Son, Inc. (Di Salle Boulevard).
    10.11 --  Lease dated October 31, 1998, between Mark Shambaugh and          10.30    1998 Form 10-K
              Shambaugh & Sons, Inc. (Speedway Drive).
    10.12 --  Lease dated October 31, 1998, between Mark Shambaugh and          10.31    1998 Form 10-K
              Shambaugh & Sons, Inc. (South Bend).
    10.13 --  Lease dated October 31, 1998, between Mark Shambaugh and          10.32    1998 Form 10-K
              Shambaugh & Sons, Inc. (Lafayette).
    10.14 --  Form of Indemnity Agreement entered into by the Company           10.26      333-32595
              with each of the following persons: J. Gordon
              Beittenmiller, William George III, Steven S. Harter, Alfred
              J. Giardinelli, Jr., on June 27, 1997.
    10.15 --  Indemnity Agreement between the Company and Notre Capital         10.27      333-32595
              Ventures II, L.L.C.
    10.16 --  Comfort Systems USA, Inc. 1998 Employee Stock Purchase            10.28      333-38009
              Plan.
    10.17 --  Agreement Regarding Sale of Stock between Steve S. Harter         10.2   Third Quarter 1997
              and the Registrant dated October 31, 1997.                                   Form 10-Q
    10.18 --  Agreement Regarding Sale of Stock between J. Gordon               10.3   Third Quarter 1997
              Beittenmiller and the Registrant dated October 31, 1997.                     Form 10-Q
    10.19 --  Agreement Regarding Sale of Stock between Alfred J.               10.7   Third Quarter 1997
              Giardinelli, Jr. and the Registrant dated October 31, 1997.                  Form 10-Q

                                                                           INCORPORATED BY REFERENCE TO THE
                                                                            EXHIBIT INDICATED BELOW AND TO
                                                                            THE FILING WITH THE COMMISSION
                                                                                    INDICATED BELOW
                                                                           ---------------------------------
EXHIBIT                                                                     EXHIBIT         FILING OR
NUMBER                          DESCRIPTION OF EXHIBITS                     NUMBER         FILE NUMBER
-------                         -----------------------                    ---------  ----------------------
    10.20 --  Agreement Regarding Sale of Stock between Robert J. Powers        10.8   Third Quarter 1997
              and the Registrant dated October 31, 1997.                                   Form 10-Q
    10.21 --  Agreement Regarding Sale of Stock between Reagan S. Busbee        10.13  Third Quarter 1997
              and the Registrant dated October 31, 1997.                                   Form 10-Q
    10.22 --  Agreement Regarding Sale of Stock between William George          10.14  Third Quarter 1997
              and the Registrant dated October 31, 1997.                                   Form 10-Q
    10.23 --  Agreement and Plan of Merger dated November 15, 1998 by and        2.1  November 1998 Form 8-K
              among the Registrant, Shambaugh & Son, Inc.
    10.24 --  Employment Agreement between the Registrant and Gary E.           10.26    2000 Form 10-K
              Hess dated January 1, 2001.
    10.25 --  Lease dated April 1, 1998, between Gary E. and Susan B.           10.5     1999 Form 10-K
              Hess and Hess Mechanical Corporation.
    10.26 --  Employment Agreement between William F. Murdy and the             10.2  Second Quarter 2000
              Registrant dated June 27, 2000.                                              Form 10-Q
    10.27 --  Note Modification Agreement between Mark Shambaugh and the        10.3  Second Quarter 2000
              Registrant dated August 8, 2000.                                             Form 10-Q
    10.28 --  Amendment to 1998 Employee Stock Purchase Plan dated May          10.6  Second Quarter 2000
              18, 2000.                                                                    Form 10-Q
    10.29 --  Comfort Systems USA, Inc. 2000 Incentive Plan.                    10.7  Second Quarter 2000
                                                                                           Form 10-Q
    10.30 --  Fourth Amended and Restated Credit Agreement dated as of          10.34    2000 Form 10-K
              March 22, 2001 among the Registrant and its subsidiaries,
              Bank One, Texas, N.A., as agent and the banks listed
              therein.
    10.31 --  Employment Agreement between the Registrant and Milburn           10.35    2000 Form 10-K
              Honeycutt dated January 2, 2001.
    10.32 --  First Amendment to Credit Agreement dated as of February 8,                Filed Herewith
              2002 among the Registrant and its subsidiaries, Bank One,
              Texas, N.A., as agent and the banks listed therein.
    10.33 --  Purchase Agreement between the Registrant and EMCOR-CSI            2.1  February 2002 Form 8-K
              Holding Co. dated February 11, 2002.
    21.1 --   List of subsidiaries of Comfort Systems USA, Inc.                          Filed Herewith
    23.1 --   Consent of Arthur Andersen LLP.                                            Filed Herewith