Form 10-Q
period 2002-03-31
COMFORT SYSTEMS USA INC
filed 2002-05-15
CIK 1035983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of May 14, 2002 was 37,845,302.

                            COMFORT SYSTEMS USA, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

Part I - Financial Information
     Item 1 - Financial Statements                                                    Page
         COMFORT SYSTEMS USA, INC.                                                    ----
              Consolidated Balance Sheets............................................   1
              Consolidated Statements of Operations..................................   2
              Consolidated Statements of Stockholders' Equity........................   4
              Consolidated Statements of Cash Flows..................................   5
              Condensed Notes to Consolidated Financial Statements...................   6
     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................  16
     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.............  24

Part II - Other Information
     Item 1 - Legal Proceedings......................................................  25
     Item 2 - Recent Sales of Unregistered Securities................................  25
     Item 6 - Exhibits and Reports on Form 8-K.......................................  25
     Item 9 - Changes and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................  25
     Signature.......................................................................  26

                            COMFORT SYSTEMS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      DECEMBER 31,      MARCH 31,
                                                                                          2001            2002
                                                                                     ------------     ------------
                                                                                                       (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................     $      4,040     $      9,855
     Accounts receivable, less allowance of $9,633 and $9,381 ..................          175,754          160,701
     Other receivables .........................................................            5,572           15,582
     Inventories ...............................................................           14,697           13,997
     Prepaid expenses and other ................................................           13,176           12,490
     Costs and estimated earnings in excess of billings ........................           19,662           20,551
     Assets related to discontinued operations .................................          324,143            1,586
                                                                                     ------------     ------------
              Total current assets .............................................          557,044          234,762
PROPERTY AND EQUIPMENT, net ....................................................           18,964           18,944
GOODWILL .......................................................................          299,292          113,427
OTHER NONCURRENT ASSETS ........................................................            1,325           14,238
                                                                                     ------------     ------------
              Total assets .....................................................     $    876,625     $    381,371
                                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ......................................     $         73     $     31,784
     Current maturities of notes to affiliates and former owners ...............            3,324            1,153
     Accounts payable ..........................................................           57,652           56,312
     Accrued compensation and benefits .........................................           23,701           17,689
     Billings in excess of costs and estimated earnings ........................           26,773           23,108
     Income taxes payable ......................................................            5,606           12,758
     Other current liabilities .................................................           23,496           25,514
     Liabilities related to discontinued operations ............................          139,405              333
                                                                                     ------------     ------------
              Total current liabilities ........................................          280,030          168,651
LONG-TERM DEBT, NET OF CURRENT MATURITIES ......................................          164,012              424
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT MATURITIES ...............           15,569           15,468
OTHER LONG-TERM LIABILITIES ....................................................            3,193              270
                                                                                     ------------     ------------
              Total liabilities ................................................          462,804          184,813
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par, 5,000,000 shares authorized, none
       issued and outstanding ..................................................               --               --
     Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913
       shares issued ...........................................................              393              393
     Treasury stock, at cost, 1,749,334 and 1,535,545 shares, respectively .....          (10,924)          (9,516)
     Additional paid-in capital ................................................          340,186          339,595
     Deferred compensation .....................................................               --             (826)
     Retained earnings (deficit) ...............................................           84,166         (133,088)
                                                                                     ------------     ------------
              Total stockholders' equity .......................................          413,821          196,558
                                                                                     ------------     ------------
              Total liabilities and stockholders' equity .......................     $    876,625     $    381,371
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

                            COMFORT SYSTEMS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                     ------------------------------
                                                                                         2001              2002
                                                                                     ------------      ------------
REVENUES .......................................................................     $    204,330      $    190,649
COST OF SERVICES ...............................................................          167,791           160,089
                                                                                     ------------      ------------
              Gross profit .....................................................           36,539            30,560

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................................           35,471            32,595
GOODWILL AMORTIZATION ..........................................................            2,072                --
RESTRUCTURING CHARGES ..........................................................              238             1,878
                                                                                     ------------      ------------
              Operating loss ...................................................           (1,242)           (3,913)

OTHER INCOME (EXPENSE):
         Interest income .......................................................               36                30
         Interest expense ......................................................           (2,437)           (1,899)
         Other .................................................................               85               310
                                                                                     ------------      ------------
              Other income (expense) ...........................................           (2,316)           (1,559)
                                                                                     ------------      ------------

LOSS BEFORE INCOME TAXES .......................................................           (3,558)           (5,472)
INCOME TAX BENEFIT .............................................................           (1,296)           (1,519)
                                                                                     ------------      ------------

LOSS FROM CONTINUING OPERATIONS ................................................           (2,262)           (3,953)

DISCONTINUED OPERATIONS:
    Operating income, net of applicable income tax benefit (expense) of
      $(2,299) and $1,781 ......................................................            3,362               207
    Estimated loss on disposition, including income tax expense of $25,978 .....               --           (10,987)
                                                                                     ------------      ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......            1,100           (14,733)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX
  BENEFIT OF $26,317 ...........................................................               --          (202,521)
                                                                                     ------------      ------------

NET INCOME (LOSS) ..............................................................     $      1,100      $   (217,254)
                                                                                     ============      ============

INCOME (LOSS) PER SHARE:
   Basic -
     Loss from continuing operations ...........................................     $      (0.06)     $      (0.11)
     Discontinued operations -
        Income from operations .................................................             0.09              0.01
        Estimated loss on disposition ..........................................               --             (0.29)
     Cumulative effect of change in accounting principle .......................               --             (5.40)
                                                                                     ------------      ------------
     Net income (loss) .........................................................     $       0.03      $      (5.79)
                                                                                     ============      ============

                          (CONTINUED ON FOLLOWING PAGE)

                            COMFORT SYSTEMS USA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                         2001              2002
                                                                                     ------------      ------------
   Diluted -
     Loss from continuing operations ...........................................     $      (0.06)     $      (0.11)
     Discontinued operations -
        Income from operations .................................................             0.09              0.01
        Estimated loss on disposition ..........................................               --             (0.29)
     Cumulative effect of change in accounting principle .......................               --             (5.40)
                                                                                     ------------      ------------
     Net income (loss) .........................................................     $       0.03      $      (5.79)
                                                                                     ============      ============

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
         Basic .................................................................           37,385            37,531
                                                                                     ============      ============
         Diluted ...............................................................           37,386            37,531
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

                            COMFORT SYSTEMS USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                     Common Stock          Treasury Stock      Additional                  Retained      Total
                                 -------------------   ----------------------    Paid-In       Deferred    Earnings   Stockholders'
                                   Shares     Amount      Shares      Amount     Capital    Compensation   (Deficit)     Equity
                                 -----------  ------   -----------  ----------  ----------  ------------- ----------  ------------
BALANCE AT DECEMBER 31, 2000 ..   39,258,913   $ 393    (2,002,629)  $(13,119)   $ 341,923    $  --        $ 71,042      $ 400,239
  Issuance of Treasury Stock:
    Issuance of Employee
     Stock Purchase
     Plan shares ..............           --      --       398,287      2,570       (1,737)       --             --            833
   Shares received from
     sale of businesses .......           --      --      (144,992)      (375)          --        --             --           (375)
   Net income .................           --      --            --         --           --        --         13,124         13,124
                                  ----------   -----   -----------   --------    ---------    ------      ---------      ---------
BALANCE AT DECEMBER 31, 2001 ..   39,258,913     393    (1,749,334)   (10,924)     340,186        --         84,166        413,821
   Issuance of Treasury Stock:
    Issuance of shares for
      options exercised
      (unaudited) ..............          --      --        53,562        332        (178)        --            --            154
    Issuance of restricted
      stock (unaudited).........          --      --       200,000      1,239        (413)      (826)           --             --
   Shares exchanged in
    repayment of notes
    receivable (unaudited)......          --      --       (39,773)      (163)         --         --            --           (163)
   Net loss (unaudited) ........          --      --            --         --          --         --      (217,254)      (217,254)
                                  ----------   -----   -----------   --------    --------     ------    ----------      ---------
BALANCE AT MARCH 31, 2002
 (unaudited) ...................  39,258,913   $ 393    (1,535,545)  $ (9,516)   $ 339,595    $ (826)   $ (133,088)     $ 196,558
                                  ==========   =====   ===========   ========    =========    ======    ==========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMFORT SYSTEMS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                         2001              2002
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................     $      1,100      $   (217,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities -
     Cumulative effect of change in accounting principle .......................               --           202,521
     Estimated loss on disposition of discontinued operations ..................               --            10,987
     Restructuring charges .....................................................              238             1,878
     Depreciation and amortization expense .....................................            5,969             2,188
     Bad debt expense ..........................................................            1,217             2,488
     Deferred tax expense (benefit) ............................................               95              (467)
     Gain on sale of property and equipment ....................................              (75)             (110)
     Changes in operating assets and liabilities -
         (Increase) decrease in -
              Receivables, net .................................................           14,496            22,480
              Inventories ......................................................               36               768
              Prepaid expenses and other current assets ........................           (1,522)              774
              Costs and estimated earnings in excess of billings ...............              117            (3,144)
              Other noncurrent assets ..........................................           (1,436)              486
         Increase (decrease) in -
              Accounts payable and accrued liabilities .........................          (16,036)          (30,240)
              Billings in excess of costs and estimated earnings ...............            2,634            (2,628)
              Other, net .......................................................                3                11
                                                                                     ------------      ------------
         Net cash provided by (used in) operating activities ...................            6,836            (9,262)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .......................................           (1,589)           (2,134)
     Proceeds from sales of property and equipment .............................              309               171
     Proceeds from businesses sold, net of cash sold and transaction costs .....              895           144,462
                                                                                     ------------      ------------
         Net cash provided by (used in) investing activities ...................             (385)          142,499
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt ................................................          (59,537)         (195,205)
     Borrowings of long-term debt ..............................................           58,309            61,044
     Proceeds from issuance of common stock ....................................              566                --
     Proceeds from exercise of options .........................................               --               154
                                                                                     ------------      ------------
         Net cash used in financing activities .................................             (662)         (134,007)
                                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................            5,789              (770)
CASH AND CASH EQUIVALENTS, beginning of period - continuing operations and
  discontinued operations ......................................................           16,021            10,625
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period .......................................     $     21,810      $      9,855
                                                                                     ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            COMFORT SYSTEMS USA, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.       BUSINESS AND ORGANIZATION:

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 56% of the Company's consolidated 2002 revenues were attributable to installation services, with the remaining 44% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities: HVAC - 72%, plumbing - 12%, electrical - 2%, building automation control systems - 6%, fire protection - 1% and other - 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Form 10-K").

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which is discussed in Note 4 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is discussed in Note 3 during the first quarter of 2002. There were no other significant changes in the accounting policies of the Company during the period. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

CASH FLOW INFORMATION

     Cash paid for interest for the three months ended March 31, 2001 and 2002 was approximately $5.5 million and $2.5 million, respectively. Cash paid for income taxes for the three months ended March 31, 2001 and 2002 was approximately $0.7 million and $6.5 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangibles. The Company adopted this new standard effective January 1, 2002. See Note 4 for further discussion.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria as well as any gain or loss on the sale of these operations are presented as discontinued operations in the Company's statements of operations. See Note 3 for a discussion of the Company's discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have a material financial impact on the Company's results of operations, financial position or cash flows.

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

3.       DISCONTINUED OPERATIONS:

     On February 11, 2002, the Company entered into an agreement with Emcor Group, Inc. ("Emcor") to sell 19 operations. This transaction closed on March 1, 2002. Under the terms of the agreement, the total purchase price was approximately $186.25 million, including the assumption by Emcor of approximately

 $22.1 million of subordinated notes to former owners of certain of the divested companies. Of the purchase price, $7.5 million was deposited into an escrow account to secure contractual indemnification obligations and the settlement of a post-closing balance sheet adjustment. The net cash proceeds of approximately $155 million through March 31, 2002 were used to reduce the amount outstanding on the Company's credit facility. An estimated tax liability of $16 million related to this transaction was recorded at March 31, 2002 and will be paid within the next twelve months.

     Based on continuing discussions with Emcor, the Company recorded a receivable as of March 31, 2002 of $9.5 million from Emcor comprised of $7.0 million in connection with a post-closing balance sheet adjustment, and $2.5 million for the expected release of a related escrow. These amounts have been included in the loss on the sale of operations to Emcor reflected under discontinued operations in the Company's statement of operations. The remaining escrow funds of $5.0 million represent a contingent asset of the Company and due to the uncertainty of the collection of these monies, the Company has not recognized a receivable associated with these escrow amounts. If the Company receives any funds related to these escrows, a corresponding gain will be recorded as a component of discontinued operations in future reporting periods.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor as well as the loss on the sale of these operations have been presented as discontinued operations in the Company's statements of operations. The Company realized a loss of $10.6 million including related tax expense related to the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of taxes, as of January 1, 2002. The reporting of the Company's aggregate goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4.

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating results in the first quarter of $(0.1) million, net of taxes, have been reported in discontinued operations under "Operating income, net of applicable income taxes" in the Company's statement of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, including income tax expense" in the Company's statement of operations.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                                                     DECEMBER 31,       MARCH 31,
                                                                                         2001             2002
                                                                                     ------------     ------------
Accounts receivable, net .......................................................     $    140,042     $        814
Other current assets ...........................................................           29,937              637
Property and equipment, net ....................................................           13,816              135
Goodwill, net ..................................................................          139,156               --
Other noncurrent assets ........................................................            1,192               --
                                                                                     ------------     ------------
         Total assets ..........................................................     $    324,143     $      1,586
                                                                                     ============     ============

Current maturities of debt and notes ...........................................     $        312     $         --
Accounts payable ...............................................................           43,914              302
Other current liabilities ......................................................           68,448               31
Long-term debt and notes .......................................................           21,842               --
Other long-term liabilities ....................................................            4,889               --
                                                                                     ------------     ------------
         Total liabilities .....................................................     $    139,405     $        333
                                                                                     ============     ============

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                              THREE MONTHS      TWO MONTHS
                                                 ENDED             ENDED
                                                MARCH 31,       FEBRUARY 28,
                                                  2001             2002
                                              ------------     ------------
     Revenues ...........................     $   163,798      $   95,194
     Pre-tax income (loss) ..............     $     5,661      $   (1,574)

4.       GOODWILL:

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's financial position.

     To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, the Company broke its operations into "reporting units", as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations. The resulting non-cash charge was $202.5 million, net of taxes. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

     Goodwill balance as of January 1, 2002 (a)..........    $   438,448
     Impairment adjustment...............................       (228,838)
     Goodwill related to sale of operations..............        (96,183)
                                                             -----------
     Goodwill balance as of March 31, 2002...............    $   113,427
                                                             ===========

     (a) A portion of this goodwill balance is included in net assets related to discontinued operations in the Company's consolidated balance sheet.

     The unaudited results of operations presented below for the three months ended March 31, 2001 and 2002 reflect the adoption of the non-amortization provisions of SFAS No. 142 effective January 1, 2001 and exclude the impact of the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Therefore, the component of the cumulative effect of change in accounting principle related to the operations sold to Emcor is included in the estimated loss on disposition for purposes of this table.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                         2001              2002
                                                                                     ------------      ------------
                                                                                            (in thousands)

 Loss from continuing operations ...............................................     $     (2,262)     $     (3,953)
 Add: Goodwill amortization, net of tax ........................................            1,906                --
                                                                                     ------------      ------------
 Adjusted loss from continuing operations ......................................             (356)           (3,953)


Discontinued operations -
 Operating income, net of tax ..................................................            3,362               207
Add: Goodwill amortization, including tax ......................................              743                --
                                                                                     ------------      ------------
 Adjusted operating income, net of tax .........................................            4,105               207

 Estimated loss on disposition, including tax ..................................               --           (43,359)
                                                                                     ------------      ------------
 Adjusted net income (loss) ....................................................     $      3,749      $    (47,105)
                                                                                     ============      ============


Adjusted income (loss) per share:
  Basic -
    Loss from continuing operations ............................................     $      (0.01)     $      (0.11)
    Discontinued operations -
       Income from operations ..................................................             0.11              0.01
       Estimated loss on disposition ...........................................               --             (1.16)
                                                                                     ------------      ------------
    Net income (loss) ..........................................................     $       0.10      $      (1.26)
                                                                                     ============      ============

  Diluted -
    Loss from continuing operations ............................................     $      (0.01)     $      (0.11)
    Discontinued operations -
       Income from operations ..................................................             0.11              0.01
       Estimated loss on disposition ...........................................               --             (1.16)
                                                                                     ------------      ------------
    Net income (loss) ..........................................................     $       0.10      $      (1.26)
                                                                                     ============      ============

5.       RESTRUCTURING CHARGES:

     During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million primarily due to severance costs associated with the reduction in corporate overhead in light of the Company's smaller size following the Emcor transaction. In addition, the Company incurred costs associated with decisions to merge or close three smaller divisions of certain of the Company's operating locations. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets. Severance costs of $0.8 million are included in restructuring charges and relate to the termination of 33 employees all of whom were terminated as of March 31, 2002.

     During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     During the second half of 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations. Management performed an extensive review of its operations during the second half of 2000 and as part of this review management decided to cease operating at three locations, sell four operations (including two smaller satellite operations), and merge two companies into other operations. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs.

     Aggregated financial information for 2001 related to the operations addressed by the 2000 and 2001 restructuring charges is as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2001
                                                              ------------------
         Revenues..........................................      $    2,821
         Operating loss....................................      $   (1,372)

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of March 31, 2002 (in thousands):

                                                BALANCE AT                                         BALANCE AT
                                              JANUARY 1, 2002     ADDITIONS       PAYMENTS       MARCH 31, 2002
                                              ---------------     ----------     ----------      --------------
Severance ..................................    $      210        $      846     $     (348)       $      708
Lease termination costs and other ..........         1,148               704           (520)            1,332
                                                ----------        ----------     ----------        ----------
Total ......................................    $    1,358        $    1,550     $     (868)       $    2,040
                                                ==========        ==========     ==========        ==========

6.       LONG-TERM DEBT OBLIGATIONS:

     Long-term debt obligations consist of the following (in thousands):


                                                                        DECEMBER 31,       MARCH 31,
                                                                           2001              2002
                                                                       -------------    -------------
                                                                                         (UNAUDITED)
         Revolving credit facility................................     $     163,700    $      31,700
         Notes to affiliates and former owners....................            18,893           16,621
         Other....................................................               385              508
                                                                       -------------    -------------
              Total debt..........................................           182,978           48,829
              Less: current maturities............................             3,397           32,937
                                                                       -------------    -------------
                                                                       $     179,581    $      15,892
                                                                       =============    =============

REVOLVING CREDIT FACILITY

      The Company's principal debt financing is a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). In connection with the Company's sale of operations to Emcor as discussed in Note 3, the Company agreed in February 2002 to pay down debt under the Facility by at least $130 million, and to reduce the size of the Facility to the lesser of $100 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

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

     In the fourth quarter of 2001, the Company estimated and recorded an allowance of $3.5 million against its receivables with the Kmart Corporation based on Kmart's bankruptcy filing in January 2002. Including this reserve, the Company's fourth quarter 2001 EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group agreed to exclude the Kmart reserve from covenant calculations. In addition, the Company's first quarter 2002 EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group waived that covenant violation. As a result, the Company has no unresolved covenant violations under the Facility.

     As a result of its substantial reduction in debt following the Emcor transaction, the Company currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the Emcor transaction. While the Bank Group waived the Company's first quarter 2002 minimum EBITDA covenant violation, and while the Company expects to be in compliance with the Facility's EBITDA requirements for future periods, the minimum EBITDA covenant allows less room for variance than the Facility's other financial covenants. If the Company violates this or any other covenant in the future, it may have to negotiate new borrowing terms under the Facility. While the Company believes that its improved creditworthiness following the Emcor transaction would result in a successful negotiation of new terms if necessary, there can be no assurance that it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company is continuing to evaluate its potential for more flexible borrowing arrangements.

     As of March 31, 2002, the Company had $31.7 million in borrowings and $1.7 million in letters of credit outstanding under the Credit Facility. The Company's unused borrowing capacity under the Facility, as measured by the most restrictive covenant in the Facility, was $35.4 million as of March 31, 2002. The Facility's interest rate terms as summarized above currently result in an all-in floating interest rate under the Facility of approximately 8.0%. As of May 14, 2002, $31.5 million in borrowings and $1.7 million in letters of credit were outstanding under the Facility, and $35.6 million in unused capacity was available as measured by the Facility's most restrictive covenant.

NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $16.6 million as of March 31,2002, and bear interest, payable quarterly, at a weighted average interest rate of 9.73%. As of May 14, 2002, there had been no change in the outstanding balance of these notes. Remaining maturities on this debt are $1.1 million in 2002 and $15.5 million in 2003. Substantially all of this debt's 2003 maturities fall in April 2003.

OTHER LONG-TERM OBLIGATION DISCLOSURES

     As of March 31, 2002, the Company had total debt outstanding of $48.8 million. As of May 14, 2002, the Company had total debt outstanding of approximately $48.6 million. Following disposition in the second quarter of Emcor-transaction-related items including post-closing adjustments, transaction costs and taxes, the Company expects total debt outstanding at the end of the second quarter to be between $50 million and $60 million. Most of this expected debt balance will be due in January 2003, with substantially the remainder due in April 2003. While the Company expects to generate positive free cash flow and reduce these debt balances over upcoming quarters, it is expected that a significant portion of these expected debt balances will need to be refinanced during the current year. The Company believes that its significantly improved financial position following the Emcor transaction will enable it to refinance this debt, but there can be no assurance that the Company will be able to secure new financing when needed or on terms the Company deems acceptable.

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

7.       COMMITMENTS AND CONTINGENCIES:

CLAIMS AND LAWSUITS

     The Company is party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition. The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of these actions in the accompanying consolidated financial statements.

SELF-INSURANCE

     The Company retains the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. A wholly owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material effect on the Company's consolidated financial statements.

8.       STOCKHOLDERS' EQUITY:

TREASURY STOCK

     The Company awarded 200,000 shares of restricted stock to its Chief Executive Officer on March 22, 2002 under its 2000 Equity Incentive Plan. The shares are subject to forfeiture if the Company does not meet certain performance measures for the twelve month period ending March 31, 2003 or if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse upon achievement of the performance measure and pro rata over a four year period. Compensation under the plan will be charged to earnings over the four year period. The initial value of the award was established based on the market price on the date of grant. The employee is responsible for the income tax liability related to the award. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized based upon the market value of the stock until the performance measures are achieved, and is expected to be determined and amortized ratably over the remainder of the restricted period.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 2002, there are 1,196,112 shares of Restricted Voting Common Stock remaining.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes. Options to purchase 6.3 million shares of Common Stock at prices ranging from $2.14 to $21.44 per share were outstanding for the three months ended March 31, 2002, but were not included in the computation of diluted EPS because the options had an anti-dilutive effect since the Company reported a net loss during the period. Options to purchase 7.3 million shares of Common Stock at prices ranging from $2.43 to $21.44 per share were outstanding for the three months ended March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the stock. Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months ended March 31, 2001 and 2002, and therefore, are not included in the diluted EPS calculations.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ----------------------
                                                                           2001        2002
                                                                       ----------   ---------
Common shares outstanding, end of period..............................     37,381      37,723
Effect of using weighted average common shares outstanding............          4        (192)
                                                                       ----------   ---------
Shares used in computing earnings per share - basic...................     37,385      37,531
Effect of shares issuable under stock option plans based on the
   treasury stock method..............................................          1           -
                                                                       ----------   ---------
Shares used in computing earnings per share - diluted.................     37,386      37,531
                                                                       ==========   =========

                            COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical Consolidated Financial Statements of Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

     The Company is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 56% of the Company's consolidated 2002 revenues were attributable to installation services, with the remaining 44% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities: HVAC - 72%, plumbing - 12%, electrical - 2%, building automation control systems - 6%, fire protection - 1% and other - 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identified its critical accounting policies based upon the significance of the accounting policy to the Company's overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. The Company concluded that its critical accounting policy is its revenue recognition policy. This accounting policy, as well as others, are described in Note 2 to the Consolidated Financial Statements included in the Form 10-K.

     The Company enters into construction contracts with general contractors or end-use customers based upon negotiated contracts and competitive bids. As part of the negotiation and bidding processes, the Company estimates its contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation costs. Revenues from construction contracts are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Under this method, the amount of total contract revenue recognizable at any given time during a contract is determined by multiplying total contract revenue by the percentage of contract costs incurred at any given time to total estimated contract costs. Accordingly, contract revenues recognized in the statements of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any given point during the contract.

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

     Approximately 56% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed buildings. As a result, if general economic activity in the U.S. slows significantly from current levels, and leads to a corresponding decrease in new nonresidential building construction, the Company's operating results could suffer.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this new standard, which is discussed in "Results of Operations" and "New Accounting Pronouncements" below, new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessments. Additionally, amortization of goodwill has been discontinued in 2002 operating results as a result of this standard.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under this new standard, the operating results of companies which were sold or held for sale as of March 31, 2002, have been reported as discontinued operations in the accompanying consolidated statements of operations. However, the operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition.

RESULTS OF OPERATIONS (IN THOUSANDS):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------------------
                                                                   2001                       2002
                                                           -------------------       --------------------
      Revenues........................................     $204,330     100.0%       $ 190,649     100.0%
      Cost of services................................      167,791      82.1%         160,089      84.0%
                                                           --------                  ---------
      Gross profit....................................       36,539      17.9%          30,560      16.0%
      Selling, general and administrative expenses....       35,471      17.4%          32,595      17.1%
      Goodwill amortization...........................        2,072       1.0%              --        --
      Restructuring charges...........................          238       0.1%           1,878       1.0%
                                                           --------                  ---------
      Operating loss..................................       (1,242)     (0.6)%         (3,913)     (2.1)%
      Other expense, net..............................       (2,316)     (1.1)%         (1,559)     (0.8)%
                                                           --------                  ---------
      Loss before income taxes .......................       (3,558)     (1.7)%         (5,472)     (2.9)%
      Income tax benefit..............................       (1,296)                    (1,519)
                                                           --------                  ---------
      Loss from continuing operations.................       (2,262)     (1.1)%         (3,953)     (2.1)%
      Discontinued operations -
          Operating results, net of tax...............        3,362                        207
          Estimated loss on disposition, net of tax...           --                    (10,987)
      Cumulative effect of change in accounting
        principle, net of tax.........................           --                   (202,521)
                                                           --------                  ---------
      Net income (loss)...............................     $  1,100                  $(217,254)
                                                           ========                  =========

         Revenues - Revenues decreased $13.7 million, or 6.7%, to $190.6 million for the first quarter of 2002 compared to the same period in 2001. The 6.7% decline in revenue for the quarter was comprised of a 5.3% decline in revenues at ongoing operations and a 1.4% decline in revenues related to operations that were sold or shut down during 2001.

     The Company's decline in revenues at ongoing operations for the first quarter of 2002 was primarily due to the lagged effect of the general economic slowdown that began last year which slowed decisions to proceed on both new and retrofit projects. The Company's decline in revenue is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, the Company may continue to experience only modest revenue growth or revenue declines in upcoming periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue and lower operating margins.

     The Company's backlog at continuing operations as of March 31, 2002 was $449 million, a 7% increase as compared to December 31, 2001 backlog of $419 million and a 4% increase over March 31, 2001 backlog of $431 million. The Company believes this backlog information indicates generally improving near-term business conditions.

     Gross Profit - Gross profit decreased $6.0 million, or 16.4%, to $30.6 million for the first quarter of 2002 compared to the same period in 2001. As a percentage of revenues, gross profit decreased from 17.9% for the three months ended March 31, 2001 to 16.0% for the three months ended March 31, 2002.

     The decline in gross profit was primarily due to project delays, primarily driven by market conditions, at a number of the Company's operations. In addition, the Company recorded increased reserves at one of its operating locations in the West as a result of execution shortfalls on certain of its projects that are nearing completion.

     Selling, General and Administrative Expenses ("SG&A") - SG&A decreased $2.9 million, or 8.1%, to $32.6 million for the first quarter of 2002 compared to the same period in 2001. As a percentage of revenues, SG&A decreased from 17.4% for the three months ended March 31, 2001 to 17.1% for the three months ended March 31, 2002. The decrease in SG&A is primarily due to a concerted effort to reduce SG&A throughout the Company.

     SG&A as a percentage of revenues is higher than historical levels because the financial statements do not allocate any corporate overhead to the discontinued operations. As a result, SG&A for continuing operations reflects substantially the full amount of corporate office overhead that was in place to support the Company's operations prior to its sale of 19 units to Emcor as discussed further below under "Discontinued Operations." In response to the smaller size of the Company following the Emcor transaction, the Company reduced corporate overhead at the end of the first quarter of 2002. The cost of this workforce reduction is included in restructuring charges recorded in March 2002. The Company will begin to realize lower corporate overhead costs during the second quarter of 2002 as a result of these steps.

     Goodwill Amortization - Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement discontinued goodwill amortization. See "Cumulative Effect of Change in Accounting Principle" for further discussion.

     Restructuring Charges - During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million primarily due to severance costs associated with the reduction in corporate overhead in light of the Company's smaller size following the Emcor transaction. In addition, the Company incurred costs associated with decisions to merge or close three smaller divisions of certain of the Company's operating locations. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets. Severance costs of $0.8 million are included in restructuring charges and relate to the termination of 33 employees all of whom were terminated as of March 31, 2002.

     During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     Other Expense, Net - Other expense, net, primarily includes interest expense and decreased $0.8 million, or 32.7%, to $1.6 million for the first quarter of 2002. A portion of the Company's actual interest expense in both periods has been allocated to the discontinued operations caption based upon the Company's net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended March 31, 2001 and 2002 was $3.8 million and $1.5 million, respectively. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in the Company's borrowing capacity following the Emcor transaction, as discussed further below under "Liquidity and Capital Resources."

     Income Tax Benefit - The Company's effective tax rates associated with its loss from continuing operations for the three months ended March 31, 2001 and 2002 were 36.4% and 27.8%, respectively. As a result of the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 effective January 1, 2002, there is no longer a permanent difference related to the non-deductible goodwill amortization in the 2002 effective tax rate.

     Discontinued Operations - On February 11, 2002, the Company entered into an agreement with Emcor Group, Inc. ("Emcor") to sell 19 operations. This transaction closed on March 1, 2002. Under the terms of the agreement, the total purchase price was approximately $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of the purchase price, $7.5 million was deposited into an escrow account to secure contractual indemnification obligations and the settlement of a post-closing balance sheet adjustment. The net cash proceeds of approximately $155 million through March 31, 2002 were used to reduce the amount outstanding on the Company's credit facility. An estimated tax liability of $16 million related to this transaction was recorded at March 31, 2002 and will be paid within the next twelve months.

     Based on continuing discussions with Emcor, the Company recorded a receivable as of March 31, 2002 of $9.5 million from Emcor comprised of $7.0 million in connection with a post-closing balance sheet adjustment, and $2.5 million for the expected release of a related escrow. These amounts have been included in the loss on the sale of operations to Emcor reflected under discontinued operations in the Company's statement of operations. The remaining escrow funds of $5.0 million represent a contingent asset of the Company and due to the uncertainty of the collection of these monies, the Company has not recognized a receivable associated with these escrow amounts. If the Company receives any funds related to these escrows, a corresponding gain will be recorded as a component of discontinued operations in future reporting periods.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor as well as the loss on the sale of these operations have been presented as discontinued operations in the Company's statements of operations. The Company realized a loss of $10.6 million including related tax expense related to the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of taxes, as of January 1, 2002. The reporting of the Company's aggregate goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating results in the first quarter of $(0.1) million, net of taxes, have been reported in discontinued operations under "Operating income, net of applicable income taxes" in the Company's statement of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, including income tax expense" in the Company's statement of operations.

     Cumulative Effect of Change in Accounting Principle - Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's financial position.

     To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, the Company broke its operations into "reporting units", as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations. The resulting non-cash charge was $202.5 million, net of taxes. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow - Cash provided by operating activities less customary capital expenditures plus the proceeds from asset sales is generally called free cash flow and, if positive, represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash.

     For the three months ended March 31, 2002, the Company had negative free cash flow of $11.2 million, a decrease of $16.8 million as compared to positive free cash flow of $5.6 million in the first three months of 2001. This decline primarily resulted from a decline in the Company's operating results in the first quarter as well as transition effects relating to the Company's sale of 19 operating units to Emcor.

     Cash used in financing activities for the three months ended March 31, 2002 was $134.0 million and was primarily attributable to net payments of long-term debt of $134.2 million primarily from proceeds associated with the sale transaction with Emcor. Net cash used in financing activities for the three months ended March 31, 2001 was $0.7 million and was primarily attributable to net payments of long-term debt primarily used for working capital and capital expenditures.

     Revolving Credit Facility - The Company's principal debt financing is a revolving credit facility (the "Credit Facility" or the "Facility") provided by Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). In connection with the Company's sale of operations to Emcor as discussed in "Results of Operations" above and in Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-Q, the Company agreed in February 2002 to pay down debt under the Facility by at least $130 million, and to reduce the size of the Facility to the lesser of $100 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

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

     In the fourth quarter of 2001, the Company estimated and recorded an allowance of $3.5 million against its receivables with the Kmart Corporation based on Kmart's bankruptcy filing in January 2002. Including this reserve, the Company's fourth quarter 2001 EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group agreed to exclude the Kmart reserve from covenant calculations. In addition, the Company's first quarter 2002 EBITDA did not meet the Facility's minimum EBITDA covenant. The Bank Group waived that covenant violation. As a result, the Company has no unresolved covenant violations under the Facility.

     As a result of its substantial reduction in debt following the Emcor transaction, the Company currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the Emcor transaction. While the Bank Group waived the Company's first quarter 2002 minimum EBITDA covenant violation, and while the Company expects to be in compliance with the Facility's EBITDA requirements for future periods, the minimum EBITDA covenant allows less room for variance than the Facility's other financial covenants. If the Company violates this or any other covenant in the future, it may have to negotiate new borrowing terms under the Facility. While the Company believes that its improved creditworthiness following the Emcor transaction would result in a successful negotiation of new terms if necessary, there can be no assurance that it could obtain terms acceptable to the Company. In view of these restrictions, the Facility's January 2003 maturity, and the Company's improved creditworthiness, the Company is continuing to evaluate its potential for more flexible borrowing arrangements.

     As of March 31, 2002, the Company had $31.7 million in borrowings and $1.7 million in letters of credit outstanding under the Credit Facility. The Company's unused borrowing capacity under the Facility, as measured by the most restrictive covenant in the Facility, was $35.4 million as of March 31, 2002. The Facility's interest rate terms as summarized above currently result in an all-in floating interest rate under the Facility of approximately 8.0%. As of May 14, 2002, $31.5 million in borrowings and $1.7 million in letters of credit were outstanding under the Facility, and $35.6 million in unused capacity was available as measured by the Facility's most restrictive covenant.

     Notes to Affiliates and Former Owners - Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $16.6 million as of March 31,2002, and bear interest, payable quarterly, at a weighted average interest rate of 9.73%. As of May 14, 2002, there had been no change in the outstanding balance of these notes. Remaining maturities on this debt are $1.1 million in 2002 and $15.5 million in 2003. Substantially all of this debt's 2003 maturities fall in April 2003.

     Other Commitments - As is common in the Company's industry, the Company has entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in the Company's balance sheets. The Company's most significant off-balance sheet transactions include liabilities associated with noncancelable operating leases. The Company also has other off-balance sheet obligations involving letters of credit and surety guarantees.

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

     The Company's future contractual obligations include (in thousands):

                                               TWELVE MONTHS ENDED MARCH 31,
                                      ------------------------------------------------
                                        2003       2004      2005      2006      2007     THEREAFTER    TOTAL
                                      -------    -------    ------    ------    ------    ----------   -------
     Debt obligations..............   $32,937    $15,553    $   77    $   53    $   53     $   156     $48,829
     Operating lease obligations...   $10,169    $ 8,418    $6,148    $4,535    $3,515     $15,716     $48,501

     The Company's current letter of credit commitments expire as follows (in thousands):

                                               TWELVE MONTHS ENDED MARCH 31,
                                      ------------------------------------------------
                                        2003       2004      2005      2006      2007     THEREAFTER    TOTAL
                                      -------    -------    ------    ------    ------    ----------   -------
     Letters of credit.............   $ 1,384    $   284    $   --    $   --    $  --      $    --     $ 1,668

     Outlook - As of March 31, 2002, the Company had total debt outstanding of $48.8 million. As of May 14, 2002, the Company had total debt outstanding of approximately $48.6 million. Following disposition in the second quarter of Emcor-transaction-related items including post-closing adjustments, transaction costs and taxes, the Company expects total debt outstanding at the end of the second quarter to be between $50 million and $60 million. Most of this expected debt balance will be due in January 2003, with substantially the remainder due in April 2003. While the Company expects to generate positive free cash flow and reduce these debt balances over upcoming quarters, it is expected that a significant portion of these expected debt balances will need to be refinanced during the current year. The Company believes that its significantly improved financial position following the Emcor transaction will enable it to refinance this debt, but there can be no assurance that the Company will be able to secure new financing when needed or on terms the Company deems acceptable.

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

SEASONALITY AND CYCLICALITY

     The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, the Company expects its revenues and operating results generally will be lower in the first and fourth calendar quarters.

     Historically, the construction industry has been highly cyclical. As a result, the Company's volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangibles. The Company adopted this new standard effective January 1, 2002. See Note 4 for further discussion.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria as well as any gain or loss on the sale of these operations are presented as discontinued operations in the Company's statements of operations. See Note 3 of the Consolidated Financial Statements for a discussion of the Company's discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have a material financial impact on the Company's results of operations, financial position or cash flows.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the three month period ended March 31, 2002, the Company did not issue any unregistered shares of its common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

10.1 Employment Agreement between Gary E. Hess and the Company dated April 1, 2002. (Filed herewith).

10.2 Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002. (Filed herewith).

         (b) Reports on Form 8-K

         (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 15, 2002. Under Item 5 of that report, the Company disclosed that it had entered into a Purchase Agreement with EMCOR-CSI Holding Co. ("EMCOR Holding"), a Delaware corporation and wholly-owned subsidiary of EMCOR Group, Inc., pursuant to which the Company agreed to sell to EMCOR Holding all of the outstanding capital stock of and ownership interests in 19 of the Company's subsidiary operations.

         (ii) The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 18, 2002. Under Item 5 of that report, the Company disclosed that it had completed the sale of all of the outstanding capital stock of and ownership interests in 19 of the Company's subsidiary operations to EMCOR Holding, a Delaware corporation and wholly-owned subsidiary of Emcor Group, Inc. ("Emcor"). The filing includes the Pro Forma Consolidated Balance Sheet as of December 31, 2001 and Pro Forma Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

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


Dated:   May 15, 2002

                                 EXHIBIT INDEX

10.1 Employment Agreement between Gary E. Hess and the Company dated April 1, 2002. (Filed herewith).

10.2 Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002. (Filed herewith).