Form 10-Q
period 2002-06-30
COMFORT SYSTEMS USA INC
filed 2002-08-13
CIK 1035983

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, as of August 12, 2002 was 37,834,219.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                                                        PAGE
                                                                        ----
                                   PART I

                           FINANCIAL INFORMATION
Item
  1 --    Financial Statements
          COMFORT SYSTEMS USA, INC.
            Consolidated Balance Sheets...............................    2
            Consolidated Statements of Operations.....................    3
            Consolidated Statements of Stockholders' Equity...........    4
            Consolidated Statements of Cash Flows.....................    5
            Condensed Notes to Consolidated Financial Statements......    6
Item
  2 --    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item
  3 --    Quantitative and Qualitative Disclosures about Market
          Risk........................................................   26

                                  PART II

                             OTHER INFORMATION
Item
  1 --    Legal Proceedings...........................................   27
Item
  2 --    Recent Sales of Unregistered Securities.....................   27
Item
  4 --    Submission of Matters to a Vote of Security Holders.........   27
Item
  6 --    Exhibits and Reports on Form 8-K............................   28
Signatures............................................................   29

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,924      $  12,624
  Accounts receivable, less allowance of $9,633 and
     $6,111.................................................     175,028        175,778
  Other receivables.........................................       5,572          3,136
  Inventories...............................................      14,553         13,170
  Prepaid expenses and other................................      13,174          9,783
  Costs and estimated earnings in excess of billings........      19,384         20,283
  Assets related to discontinued operations.................     327,820          1,458
                                                                --------      ---------
          Total current assets..............................     559,455        236,232
PROPERTY AND EQUIPMENT, net.................................      18,812         17,314
GOODWILL....................................................     297,033        113,427
OTHER NONCURRENT ASSETS.....................................       1,325         14,389
                                                                --------      ---------
          Total assets......................................    $876,625      $ 381,362
                                                                ========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $     73      $  12,991
  Current maturities of notes to affiliates and former
     owners.................................................       2,374         16,251
  Accounts payable..........................................      57,489         62,647
  Accrued compensation and benefits.........................      23,611         19,813
  Billings in excess of costs and estimated earnings........      26,663         29,071
  Income taxes payable......................................       5,606         12,373
  Other current liabilities.................................      23,468         25,748
  Liabilities related to discontinued operations............     140,746            224
                                                                --------      ---------
          Total current liabilities.........................     280,030        179,118
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     164,012            426
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................      15,569             --
OTHER LONG-TERM LIABILITIES.................................       3,193            273
                                                                --------      ---------
          Total liabilities.................................     462,804        179,817
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --             --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393            393
  Treasury stock, at cost, 1,749,334 and 1,437,819 shares,
     respectively...........................................     (10,924)        (8,804)
  Additional paid-in capital................................     340,186        339,208
  Deferred compensation.....................................          --           (932)
  Retained earnings (deficit)...............................      84,166       (128,320)
                                                                --------      ---------
          Total stockholders' equity........................     413,821        201,545
                                                                --------      ---------
          Total liabilities and stockholders' equity........    $876,625      $ 381,362
                                                                ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         -------------------   --------------------
                                                           2001       2002       2001       2002
                                                         --------   --------   --------   ---------
REVENUES...............................................  $227,667   $211,900   $430,559   $ 401,362
COST OF SERVICES.......................................   184,523    173,166    351,067     332,175
                                                         --------   --------   --------   ---------
    Gross profit.......................................    43,144     38,734     79,492      69,187
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........    35,553     30,554     70,922      62,983
GOODWILL AMORTIZATION..................................     2,057         --      4,114          --
RESTRUCTURING CHARGES..................................        --         --        238       1,878
                                                         --------   --------   --------   ---------
    Operating income...................................     5,534      8,180      4,218       4,326
OTHER INCOME (EXPENSE):
  Interest income......................................        15          8         51          38
  Interest expense.....................................    (2,536)    (1,102)    (4,973)     (3,001)
  Other................................................       236        804        322       1,114
                                                         --------   --------   --------   ---------
    Other income (expense).............................    (2,285)      (290)    (4,600)     (1,849)
                                                         --------   --------   --------   ---------
INCOME (LOSS) BEFORE INCOME TAXES......................     3,249      7,890       (382)      2,477
INCOME TAX EXPENSE.....................................     2,032      2,692        710       1,173
                                                         --------   --------   --------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............     1,217      5,198     (1,092)      1,304
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable income tax
    benefit (expense) of $(1,504), $141, $(3,829) and
    $1,922.............................................     2,074       (261)     5,483        (113)
  Estimated loss on disposition, including income tax
    benefit (expense) of $91 and $(25,887).............        --       (169)        --     (11,156)
                                                         --------   --------   --------   ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.................................     3,291      4,768      4,391      (9,965)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT OF $26,317.................        --         --         --    (202,521)
                                                         --------   --------   --------   ---------
NET INCOME (LOSS)......................................  $  3,291   $  4,768   $  4,391   $(212,486)
                                                         ========   ========   ========   =========
INCOME (LOSS) PER SHARE:
  Basic --
    Income (loss) from continuing operations...........  $   0.03   $   0.14   $  (0.03)  $    0.03
    Discontinued operations --
       Income (loss) from operations...................      0.06      (0.01)      0.15          --
       Estimated loss on disposition...................        --         --         --       (0.30)
    Cumulative effect of change in accounting
       principle.......................................        --         --         --       (5.37)
                                                         --------   --------   --------   ---------
    Net income (loss)..................................  $   0.09   $   0.13   $   0.12   $   (5.64)
                                                         ========   ========   ========   =========
  Diluted --
    Income (loss) from continuing operations...........  $   0.03   $   0.13   $  (0.03)  $    0.03
    Discontinued operations --
       Income (loss) from operations...................      0.06      (0.01)      0.15          --
       Estimated loss on disposition...................        --         --         --       (0.29)
    Cumulative effect of change in accounting
       principle.......................................        --         --         --       (5.30)
                                                         --------   --------   --------   ---------
    Net income (loss)..................................  $   0.09   $   0.12   $   0.12   $   (5.56)
                                                         ========   ========   ========   =========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
       Basic...........................................    37,381     37,839     37,383      37,687
                                                         ========   ========   ========   =========
       Diluted.........................................    37,431     38,476     37,383      38,237
                                                         ========   ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    COMMON STOCK          TREASURY STOCK       ADDITIONAL   DEFERRED    RETAINED        TOTAL
                                 -------------------   ---------------------    PAID-IN      COMPEN-    EARNINGS    STOCKHOLDERS'
                                   SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SATION     (DEFICIT)      EQUITY
                                 ----------   ------   ----------   --------   ----------   ---------   ---------   -------------
BALANCE AT DECEMBER 31, 2000...  39,258,913    $393    (2,002,629)  $(13,119)   $341,923      $  --     $  71,042     $ 400,239
  Issuance of Treasury Stock:
    Issuance of Employee Stock
       Purchase Plan shares....          --      --       398,287      2,570      (1,737)        --            --           833
  Shares received from sale of
    businesses.................          --      --      (144,992)      (375)         --         --            --          (375)
  Net income...................          --      --            --         --          --         --        13,124        13,124
                                 ----------    ----    ----------   --------    --------      -----     ---------     ---------
BALANCE AT DECEMBER 31, 2001...  39,258,913     393    (1,749,334)   (10,924)    340,186         --        84,166       413,821
  Issuance of Treasury Stock:
    Issuance of shares for
       options exercised
       (unaudited).............          --      --       220,746      1,368        (733)        --            --           635
    Issuance of restricted
       stock (unaudited).......          --      --       200,000      1,239        (413)      (826)           --            --
  Shares exchanged in repayment
    of notes receivable
    (unaudited)................          --      --       (49,051)      (204)         --         --            --          (204)
  Shares received from sale of
    business (unaudited).......          --      --       (55,882)      (263)         --         --            --          (263)
  Shares received from
    settlement with former
    owner (unaudited)..........          --      --        (4,298)       (20)         --         --            --           (20)
  Amortization of deferred
    compensation (unaudited)...          --      --            --         --         168       (106)           --            62
  Net loss (unaudited).........          --      --            --         --          --         --      (212,486)     (212,486)
                                 ----------    ----    ----------   --------    --------      -----     ---------     ---------
BALANCE AT JUNE 30, 2002
  (unaudited)..................  39,258,913    $393    (1,437,819)  $ (8,804)   $339,208      $(932)    $(128,320)    $ 201,545
                                 ==========    ====    ==========   ========    ========      =====     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   4,391   $(212,486)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities --
  Cumulative effect of change in accounting principle.......         --     202,521
  Estimated loss on disposition of discontinued
     operations.............................................         --      11,156
  Restructuring charges.....................................        238       1,878
  Depreciation and amortization expense.....................     11,942       3,875
  Bad debt expense..........................................      2,783       2,531
  Deferred tax expense......................................      2,449       1,726
  Gain on sale of assets....................................       (129)       (901)
  Deferred compensation expense.............................         --          62
  Changes in operating assets and liabilities --
     (Increase) decrease in --
       Receivables, net.....................................      6,069       6,512
       Inventories..........................................        112       1,377
       Prepaid expenses and other current assets............      1,075       4,440
       Costs and estimated earnings in excess of billings...     (1,834)     (3,228)
       Other noncurrent assets..............................     (1,069)        426
     Increase (decrease) in --
       Accounts payable and accrued liabilities.............     (4,839)    (21,668)
       Billings in excess of costs and estimated earnings...     11,229       3,451
       Other, net...........................................       (411)         21
                                                              ---------   ---------
     Net cash provided by operating activities..............     32,006       1,693
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (3,148)     (3,070)
  Proceeds from sales of property and equipment.............        354       1,134
  Proceeds from businesses sold, net of cash sold and
     transaction costs......................................        954     154,565
                                                              ---------   ---------
     Net cash provided by (used in) investing activities....     (1,840)    152,629
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................   (130,310)   (240,622)
  Borrowings of long-term debt..............................    100,709      87,664
  Proceeds from issuance of common stock....................        566          --
  Proceeds from exercise of options.........................         --         635
                                                              ---------   ---------
     Net cash used in financing activities..................    (29,035)   (152,323)
                                                              ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      1,131       1,999
CASH AND CASH EQUIVALENTS, beginning of period -- continuing
  operations and discontinued operations....................     16,021      10,625
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  17,152   $  12,624
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 55% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities:
HVAC-73%, plumbing-12%, building automation control systems-5%, electrical-2%, fire protection-1% and other-7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Form 10-K").

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which is discussed in Note 4 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is discussed in Note 3 during the first quarter of 2002. There were no other significant changes in the accounting policies of the Company during the period. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

                           COMFORT SYSTEMS USA, INC.

  CASH FLOW INFORMATION

     Cash paid for interest for the six months ended June 30, 2001 and 2002 was approximately $11.6 million and $3.7 million, respectively. Cash paid for income taxes for the six months ended June 30, 2001 and 2002 was approximately $2.1 million and $7.6 million, respectively.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangible assets. The Company adopted this new standard effective January 1, 2002. See Note 4 for further discussion.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria, as well as any gain or loss on the sale of these operations, are presented as discontinued operations in the Company's statements of operations. See Note 3 for a discussion of the Company's discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have a material financial impact on the Company's results of operations, financial position or cash flows.

  SEGMENT DISCLOSURE

     Comfort Systems' activities are within the mechanical services industry which is the single industry segment served by the Company. Under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as no individual operating unit is material and the operating units meet a majority of SFAS No. 131's aggregation criteria.

  RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.  DISCONTINUED OPERATIONS

     On February 11, 2002, the Company entered into an agreement with Emcor Group, Inc. ("Emcor") to sell 19 operations. This transaction closed on March 1, 2002. Under the terms of the agreement, the total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction. The total of these two amounts, $9.5 million, was reflected as a receivable in the Company's March 31, 2002 financial statements. The Company received this payment during the second quarter.

                           COMFORT SYSTEMS USA, INC.

     An additional $5 million of Emcor's purchase price was deposited into an escrow account to secure potential obligations on the Company's part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Because these escrow funds secure future claims and contingencies, the Company does not know whether it will ultimately receive any of such funds, and if it does, how much it will receive. Therefore, the Company has not recognized a receivable for this escrowed portion of the Emcor transaction purchase price. If the Company ultimately receives any of these escrowed funds, a corresponding gain will be recorded as a component of discontinued operations when received.

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce debt outstanding under the Company's credit facility. An estimated tax liability of $16 million related to this transaction was recorded at March 31, 2002 and is due in March 2003.

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

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating loss for the first two quarters of 2002 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, including income taxes" during the first quarter of 2002 in the Company's statement of operations.

     During the second quarter of 2002, the Company sold a division of one of its operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of taxes, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. The Company realized a loss of $0.3 million on the sale of this division which is included in "Estimated loss on disposition, including income taxes" during the second quarter of 2002 in the Company's statement of operations.

                           COMFORT SYSTEMS USA, INC.

Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                              DECEMBER 31,     JUNE 30,
                                                                  2001           2002
                                                              ------------   ------------
Accounts receivable, net....................................    $140,768       $    564
Other current assets........................................      30,477            772
Property and equipment, net.................................      13,968            122
Goodwill, net...............................................     141,415             --
Other noncurrent assets.....................................       1,192             --
                                                                --------       --------
     Total assets...........................................    $327,820       $  1,458
                                                                ========       ========
Current maturities of debt and notes........................    $  1,262       $     --
Accounts payable............................................      44,077            182
Other current liabilities...................................      68,676             42
Long-term debt and notes....................................      21,842             --
Other long-term liabilities.................................       4,889             --
                                                                --------       --------
     Total liabilities......................................    $140,746       $    224
                                                                ========       ========

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Revenues....................................................  $329,710   $97,784
Pre-tax income (loss).......................................  $  9,312   $(2,035)

4.  GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's balance sheet.

     To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, the Company broke its operations into "reporting units," as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

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

                           COMFORT SYSTEMS USA, INC.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Goodwill balance as of January 1, 2002(a)...................  $ 438,448
Impairment adjustment.......................................   (228,838)
Goodwill related to sale of operations......................    (96,183)
                                                              ---------
Goodwill balance as of June 30, 2002........................  $ 113,427
                                                              =========

---------------

(a) A portion of this goodwill balance is included in assets related to discontinued operations in the Company's consolidated balance sheet.

     The unaudited results of operations presented below (in thousands) for the three months and six months ended June 30, 2001 and 2002 reflect the adoption of the non-amortization provisions of SFAS No. 142 effective January 1, 2001 and exclude the impact of the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Therefore, the component of the cumulative effect of change in accounting principle related to the operations sold to Emcor is included in the estimated loss on disposition for purposes of this table.

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                               ------------------   ------------------
                                                2001       2002      2001       2002
                                               -------   --------   -------   --------
Income (loss) from continuing operations.....  $ 1,217   $  5,198   $(1,092)  $  1,304
Add: Goodwill amortization, net of tax.......    1,895         --     3,790         --
                                               -------   --------   -------   --------
Adjusted income from continuing operations...    3,112      5,198     2,698      1,304
Discontinued operations --
Operating income (loss), net of tax..........    2,074       (261)    5,483       (113)
Add: Goodwill amortization, net of tax.......      758         --     1,516         --
                                               -------   --------   -------   --------
Adjusted operating income (loss), net of
  tax........................................    2,832       (261)    6,999       (113)
Estimated loss on disposition, including
  tax........................................       --     (1,571)       --    (45,124)
                                               -------   --------   -------   --------
Adjusted net income (loss)...................  $ 5,944   $  3,366   $ 9,697   $(43,933)
                                               =======   ========   =======   ========
Adjusted income (loss) per share:
  Basic --
     Income from continuing operations.......  $  0.08   $   0.14   $  0.07   $   0.03
     Discontinued operations --
       Income (loss) from operations.........     0.08      (0.01)     0.19         --
       Estimated loss on disposition.........       --      (0.04)       --      (1.20)
                                               -------   --------   -------   --------
     Net income (loss).......................  $  0.16   $   0.09   $  0.26   $  (1.17)
                                               =======   ========   =======   ========
  Diluted --
     Income from continuing operations.......  $  0.08   $   0.14   $  0.07   $   0.03
     Discontinued operations --
       Income (loss) from operations.........     0.08      (0.01)     0.19         --
       Estimated loss on disposition.........       --      (0.04)       --      (1.18)
                                               -------   --------   -------   --------
     Net income (loss).......................  $  0.16   $   0.09   $  0.26   $  (1.15)
                                               =======   ========   =======   ========

                           COMFORT SYSTEMS USA, INC.

5.  RESTRUCTURING CHARGES

     During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate overhead in light of the Company's smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, all of whom were terminated as of March 31, 2002. In addition, these charges include approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

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

     During the second half of 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations. Management performed an extensive review of its operations during the second half of 2000 and as part of this review management decided to cease operating at three locations, sell four operations (including two smaller satellite operations), and merge two companies into other operations. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining items in these restructuring charges primarily included severance and lease termination costs.

     Aggregated financial information for 2001 related to the operations addressed by the 2000 and 2001 restructuring charges is as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2001
                                                              ----------------
Revenues....................................................      $ 4,715
Operating loss..............................................      $(1,937)

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of June 30, 2002 (in thousands):

                                               BALANCE AT                          BALANCE AT
                                               JANUARY 1,                           JUNE 30,
                                                  2002      ADDITIONS   PAYMENTS      2002
                                               ----------   ---------   --------   ----------
Severance....................................    $  210      $  846     $(1,015)     $   41
Lease termination costs and other............     1,148         704        (591)      1,261
                                                 ------      ------     -------      ------
Total........................................    $1,358      $1,550     $(1,606)     $1,302
                                                 ======      ======     =======      ======

                           COMFORT SYSTEMS USA, INC.

6.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,     JUNE 30,
                                                                  2001           2002
                                                              ------------   ------------
                                                                             (UNAUDITED)
Revolving credit facility...................................    $163,700       $ 12,900
Notes to affiliates and former owners.......................      17,943         16,251
Other.......................................................         385            517
                                                                --------       --------
     Total debt.............................................     182,028         29,668
     Less: current maturities...............................       2,447         29,242
                                                                --------       --------
                                                                $179,581       $    426
                                                                ========       ========

  REVOLVING CREDIT FACILITY

     The Company's principal current debt financing and operating liquidity is provided by a revolving credit facility (the "Credit Facility" or the "Facility") with Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). The Facility's general terms allow for the Company to borrow up to the lesser of $100 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings under the Facility are also effectively limited by a requirement that they not result in the Company's ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense and debt to EBITDA exceeding certain levels. Based on the most restrictive of these ratio-related limits, effective borrowing capacity under the Facility is currently $70.4 million. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

     The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate London Interbank Offered Rates or "LIBOR") plus 2.5% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA, as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

     The Credit Facility prohibits payment of dividends and the repurchase of shares by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also contains covenants providing for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

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

                           COMFORT SYSTEMS USA, INC.

     As a result of its substantial reduction in debt following the Emcor transaction, the Company currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the Emcor transaction. While the Company expects to be in compliance with the Facility's EBITDA requirements in the third and fourth quarters, these covenants allow less room for variance than the Facility's other financial covenants. If the Company violates the Facility's minimum EBITDA covenants or any other of the Facility's covenants in the future, it may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its improved creditworthiness following the Emcor transaction would enable it to negotiate new terms under the Facility or obtain new financing from other sources if necessary, there can be no absolute assurance that the Company would be successful in doing so.

     The financial covenants to which the Company is subject under the Facility are as follows:

Minimum EBITDA:
  For the three months ended September 30, 2002.............   $9.2 million
  For the three months ended December 31, 2002..............   $7.7 million

      The Company's actual EBITDA for the three months ended June 30, 2002, as determined in accordance with the Facility, was $10.0 million.

EBITDA to Interest Expense..................................  3.00

      The Company's actual EBITDA to interest expense as of June 30, 2002, as determined in accordance with the Facility, was 4.99.

Senior Debt to EBITDA.......................................  2.50

      The Company's actual senior debt to EBITDA as of June 30, 2002, as determined in accordance with the Facility, was 0.45.

Total Debt to EBITDA........................................  3.00

      The Company's actual total debt to EBITDA as of June 30, 2002, as determined in accordance with the Facility, was 1.00.

     Net Worth -- a base amount of net worth, or stockholders' equity, set in the first quarter of 2001, plus 75% of net income thereafter, excluding the effects on both net income and stockholders' equity of adopting SFAS No. 142 relating to goodwill and the impairment adjustment that arose from that adoption; additionally, any amounts realized from raising new equity would also increase the covenant amount. The net worth covenant amount resulting from these conditions as of June 30, 2002 was $367.8 million. The Company's actual net worth measurement as of June 30, 2002 using the same conditions was $404.1 million.

     Capital Expenditures -- the lesser of 2% of revenues or $22 million for any fiscal year. Based on year-to-date revenues through June 30, 2002, the 2% limitation is $8.0 million. The Company's actual year-to-date capital expenditures were $3.1 million.

     As of June 30, 2002, the Company had $12.9 million in borrowings and $1.6 million in letters of credit outstanding under the Credit Facility. The Company's unused borrowing capacity under the Facility, as measured by the most restrictive covenant in the Facility, was $57.4 million as of June 30, 2002. The Facility's interest rate terms as summarized above currently result in a floating interest rate under the Facility of approximately 4.3%. In addition, $0.6 million of remaining deferred Facility arrangement costs will be amortized to interest expense over the remainder of this year up to the Facility's maturity on January 1, 2003.

                           COMFORT SYSTEMS USA, INC.

As of August 12, 2002, $8.9 million in borrowings and $1.5 million in letters of credit were outstanding under the Facility, and $61.5 million in unused capacity was available as measured by the Facility's most restrictive covenant.

  NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $16.3 million as of June 30, 2002, and bear interest, payable quarterly, at a weighted average interest rate of 9.81%. As of August 12, 2002, there had been no change in the outstanding balance of these notes. Substantially all of this debt is due on April 10, 2003, but is subject to standstill terms that do not allow the debt to be accelerated until at least one year after its current due date.

  OTHER LONG-TERM OBLIGATION DISCLOSURES

     As of June 30, 2002, the Company had total debt outstanding of $29.7 million, and total letters of credit outstanding of $1.6 million. Of these amounts, $12.9 million was bank debt under the Credit Facility and $16.3 million was subordinate debt. As of August 12, 2002, the Company had total debt outstanding of approximately $25.7 million, and total letters of credit outstanding of $1.5 million. Of these amounts, $8.9 million was bank debt under the Credit Facility and $16.3 million was subordinate debt. As of August 12, 2002, $61.5 million in unused borrowing capacity was available under the Credit Facility as measured by the Facility's most restrictive covenant. Bank debt under the Credit Facility is due January 1, 2003. Substantially all of the subordinate debt is due April 10, 2003, but is subject to standstill terms that do not allow this debt to be accelerated until at least one year after its current due date.

     The Company expects that free cash flow over upcoming quarters will result in a minimal level of debt under the Credit Facility as of yearend. However, the Company has a $16 million tax payment due in March 2003. In addition, the Company may be called upon at any time under certain insurance arrangements to post letters of credit totaling as much as $5.1 million as security for entities that fund insurance costs on behalf of the Company. This insurance-related letter of credit requirement will increase by $1.3 million per quarter through the second quarter of 2003, for a cumulative total of $10.3 million that could be required to be posted as of July 1, 2003. As a result, the Company expects that, even if it succeeds in retiring all of its bank debt, it will continue to need financing as of and subsequent to the January 1, 2003 maturity of its current Credit Facility and the April 10, 2003 maturity of substantially all of its subordinate debt.

     In view of the impending maturities of its debt and in view of the importance of being able to offer long-term bonds on certain kinds of project work, the Company is negotiating refinancing options both with its existing bank group and with new financial institutions. Based on these negotiations as well as on the Company's significantly improved financial position following the Emcor transaction, management believes that it will be able to refinance a significant portion of its debt in the current year, even though general conditions in the financing markets are challenging. Accordingly, there can be no absolute assurance that the Company will be able to complete this refinancing when needed or on terms the Company deems acceptable.

     As noted above, the Company has agreed to relatively tight restrictions under the Credit Facility. If the Company violates any of these restrictions, it will be required to negotiate new terms with its banks. There can be no absolute assurance that in that event, the Company will receive satisfactory new terms from its banks, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

                           COMFORT SYSTEMS USA, INC.

7.  COMMITMENTS AND CONTINGENCIES

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

  SELF-INSURANCE

     The Company retains the risk of worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material effect on the Company's consolidated financial statements.

8.  STOCKHOLDERS' EQUITY

  RESTRICTED STOCK GRANT

     The Company awarded 200,000 shares of restricted stock to its Chief Executive Officer on March 22, 2002 under its 2000 Equity Incentive Plan. The shares are subject to forfeiture if the Company does not meet certain performance measures for the twelve-month period ending March 31, 2003 or if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse upon achievement of the performance measures and pro rata over a four-year period. Compensation expense relating to this grant will be charged to earnings over the four-year period. The initial value of the award was established based on the market price on the date of grant. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized against earnings based upon the market value of the stock until the achievement of performance measures for the twelve-month period ending March 31, 2003 is determined. The value of the stock grant remaining after this determination will be amortized ratably over the remaining three years of the restricted period.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of

                           COMFORT SYSTEMS USA, INC.

the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 2002, there were 1,171,112 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes.

     Options to purchase 2.7 million shares of the Company's Common Stock ("Common Stock") at prices ranging from $6.00 to $21.44 per share were outstanding for the three months and six months ended June 30, 2002 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock. Options to purchase 4.2 million shares of Common Stock at prices ranging from $3.63 to $21.44 per share were outstanding for the three months ended June 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock. Options to purchase 7.1 million shares of Common Stock at prices ranging from $2.14 to $21.44 per share were outstanding for the six months ended June 30, 2001, but were not included in the computation of diluted EPS because the options had an anti-dilutive effect since the Company reported a loss from continuing operations during the period.

     Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months ended June 30, 2001 and the six months ended June 30, 2001 and 2002, and therefore, are not included in the diluted EPS calculations. The convertibility provisions of the remaining convertible subordinated notes expired during the first quarter of 2002.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                      THREE MONTHS     SIX MONTHS ENDED
                                                     ENDED JUNE 30,        JUNE 30,
                                                     ---------------   -----------------
                                                      2001     2002     2001      2002
                                                     ------   ------   -------   -------
Common shares outstanding, end of period...........  37,381   37,821   37,381    37,821
Effect of using weighted average common shares
  outstanding......................................      --       18        2      (134)
                                                     ------   ------   ------    ------
Shares used in computing earnings per
  share -- basic...................................  37,381   37,839   37,383    37,687
Effect of shares issuable under stock plans based
  on the treasury stock method.....................      50      637       --       550
                                                     ------   ------   ------    ------
Shares used in computing earnings per share --
  diluted..........................................  37,431   38,476   37,383    38,237
                                                     ======   ======   ======    ======

                           COMFORT SYSTEMS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the historical Consolidated Financial Statements of Comfort Systems USA, Inc. ("Comfort Systems" and collectively with its subsidiaries, the "Company") and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Form 10-K"). This discussion contains forward-looking statements regarding the business and industry of Comfort Systems USA within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in the Form 10-K.

     The Company is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 55% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities: HVAC-73%, plumbing-12%, building automation control systems-5%, electrical-2%, fire protection-1% and other-7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

     Approximately 55% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities. As a result, if general economic activity in the U.S. slows significantly from current levels, and leads to a corresponding decrease in new nonresidential building construction, the Company's operating results could suffer.

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

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under this new standard, the operating results of companies which were sold or held for sale as of June 30, 2002, have been reported as discontinued operations in the accompanying consolidated statements of operations. However, the operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition.

RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                -----------------------------------   ------------------------------------
                                      2001               2002               2001               2002
                                ----------------   ----------------   ----------------   -----------------
                                                              (IN THOUSANDS)
Revenues......................  $227,667   100.0%  $211,900   100.0%  $430,559   100.0%  $ 401,362   100.0%
Cost of services..............   184,523    81.0%   173,166    81.7%   351,067    81.5%    332,175    82.8%
                                --------           --------           --------           ---------
Gross profit..................    43,144    19.0%    38,734    18.3%    79,492    18.5%     69,187    17.2%
Selling, general and
  administrative expenses.....    35,553    15.6%    30,554    14.4%    70,922    16.5%     62,983    15.7%
Goodwill amortization.........     2,057     0.9%        --      --      4,114     1.0%         --      --
Restructuring charges.........        --      --         --      --        238     0.1%      1,878     0.5%
                                --------           --------           --------           ---------
Operating income..............     5,534     2.4%     8,180     3.9%     4,218     1.0%      4,326     1.1%
Other expense, net............    (2,285)   (1.0)%     (290)   (0.1)%   (4,600)   (1.1)%    (1,849)   (0.5%)
                                --------           --------           --------           ---------
Income (loss) before income
  taxes.......................     3,249     1.4%     7,890     3.7%      (382)     --       2,477     0.6%
Income tax expense............     2,032              2,692                710               1,173
                                --------           --------           --------           ---------
Income (loss) from continuing
  operations..................     1,217     0.5%     5,198     2.5%    (1,092)   (0.3)%     1,304     0.3%
Discontinued operations --
  Operating results, net of
    tax.......................     2,074               (261)             5,483                (113)
  Estimated loss on
    disposition, net of tax...        --               (169)                --             (11,156)
Cumulative effect of change in
  accounting principle, net of
  tax.........................        --                 --                 --            (202,521)
                                --------           --------           --------           ---------
Net income (loss).............  $  3,291           $  4,768           $  4,391           $(212,486)
                                ========           ========           ========           =========

     Revenues -- Revenues decreased $15.8 million, or 6.9%, to $211.9 million for the second quarter of 2002 and decreased $29.2 million, or 6.8%, to $401.4 million for the first six months of 2002 compared to the same periods in 2001. The 6.9% decline in revenue for the quarter was comprised of a 6.1% decline in revenues at ongoing operations and a 0.8% decline in revenues related to operations that were sold or shut down during 2001. The 6.8% decline in revenues for the first six months of 2002 was comprised of a 5.7% decline in revenues at ongoing operations and a 1.1% decline in revenues related to operations that were sold or shut down during 2001.

     The Company's decline in revenues at ongoing operations for the first six months of 2002 resulted primarily from the lagged effect of the general economic slowdown that began last year which slowed decisions to proceed on both new and retrofit projects. This general economic slowdown has also led to a more competitive pricing environment. The Company's decline in revenue is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. In view of these factors, the Company may continue to experience only modest revenue growth or revenue declines in upcoming periods. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue and lower operating margins.

     Backlog primarily contains installation, retrofit project work and service and maintenance agreements. These projects generally last less than a year. Service work and short duration projects are generally billed as performed and therefore do not flow through backlog. Accordingly, backlog represents only a portion of the Company's revenues in any given future period, and it represents revenues that should be reflected in the Company's operating results over the next six to twelve months. As a result, the Company believes the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

     The Company's backlog associated with continuing operations as of June 30, 2002 was $466.5 million, a 13.0% increase as compared to December 31, 2001 backlog of $412.8 million and a 1.0% decrease from June 30, 2001 backlog of $471.0 million.

     Gross Profit -- Gross profit decreased $4.4 million, or 10.2%, to $38.7 million for the second quarter of 2002 and decreased $10.3 million, or 13.0%, to $69.2 million for the first six months of 2002 compared to the same periods in 2001. As a percentage of revenues, gross profit decreased from 19.0% for the three months ended June 30, 2001 to 18.3% for the three months ended June 30, 2002 and decreased from 18.5% for the six months ended June 30, 2001 to 17.2% for the six months ended June 30, 2002.

     The decline in gross profit was primarily due to market-driven project delays at a number of the Company's operations. These project delays affected the Company's revenue volume and profitability throughout the first quarter of 2002, and continued to affect operations during the first part of the second quarter. In addition, the Company recorded lower margins on certain of its projects that were completed at one of its operating locations in the West during the first quarter of 2002 as a result of execution shortfalls.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $5.0 million, or 14.1%, to $30.6 million for the second quarter of 2002 and decreased $7.9 million, or 11.2%, to $63.0 million for the first six months of 2002 compared to the same periods in 2001. As a percentage of revenues, SG&A decreased from 15.6% for the three months ended June 30, 2001 to 14.4% for the three months ended June 30, 2002 and decreased from 16.5% for the six months ended June 30, 2001 to 15.7% for the six months ended June 30, 2002. The decrease in SG&A is primarily due to a concerted effort to reduce SG&A throughout the Company. In response to the smaller size of the Company following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations," the Company reduced corporate overhead at the end of the first quarter of 2002. The cost of this workforce reduction is included in restructuring charges recorded in March 2002. The Company realized lower corporate overhead costs during the second quarter of 2002 as a result of these steps. In addition, during the second quarter of 2002, the Company reversed $0.8 million of bad debt reserves that were established in the fourth quarter of 2001 related to the Company's receivables with Kmart based upon a post-bankruptcy petition settlement agreement which was recently executed with Kmart.

     SG&A as a percentage of revenues for periods prior to the Emcor transaction is higher than historical levels because the financial statements do not allocate any corporate overhead to the discontinued operations. As a result, SG&A for continuing operations reflects substantially the full amount of corporate office overhead that was in place to support the Company's operations prior to the sale of these operations.

     Goodwill Amortization -- Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement discontinued goodwill amortization. See "Cumulative Effect of Change in Accounting Principle" for further discussion.

     Restructuring Charges -- During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate overhead in light of the Company's smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, all of whom were terminated as of March 31, 2002. In addition, these charges include approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

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

     Other Expense, Net -- Other expense, net, primarily includes interest expense, and decreased $2.0 million, or 87.3%, to $0.3 million for the second quarter of 2002 and decreased $2.8 million, or 59.8%, to $1.8 million for the first six months of 2002. A portion of the Company's actual interest expense in both years has been allocated to the discontinued operations caption based upon the Company's net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended June 30, 2001 was $3.9 million and for the six months ended June 30, 2001 and 2002 was $7.7 million and $1.5 million, respectively. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in the Company's borrowing capacity following the Emcor transaction, as discussed further below under "Liquidity and Capital Resources." Other expense, net, for the second quarter of 2002 also includes a gain of $0.6 million on the sale of the residential portion of one of the Company's operations.

     Income Tax Expense -- The Company's effective tax rates associated with results from continuing operations for the six months ended June 30, 2001 and 2002 were (185.9)% and 47.4%, respectively. As a result of the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 effective January 1, 2002, there is no longer a permanent difference related to the non-deductible goodwill amortization in the 2002 effective tax rate.

     Discontinued Operations -- On February 11, 2002, the Company entered into an agreement with Emcor Group, Inc. ("Emcor") to sell 19 operations. This transaction closed on March 1, 2002. Under the terms of the agreement, the total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction. The total of these two amounts, $9.5 million, was reflected as a receivable in the Company's March 31, 2002 financial statements. The Company received this payment during the second quarter.

     An additional $5 million of Emcor's purchase price was deposited into an escrow account to secure potential obligations on the Company's part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Because these escrow funds secure future claims and contingencies, the Company does not know whether it will ultimately receive any of such funds, and if it does, how much it will receive. Therefore, the Company has not recognized a receivable for this escrowed portion of the Emcor transaction purchase price. If the Company ultimately receives any of these escrowed funds, a corresponding gain will be recorded as a component of discontinued operations when received.

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce debt outstanding under the Company's credit facility. An estimated tax liability of $16 million related to this transaction was recorded at March 31, 2002 and is due in March 2003.

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

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating loss for the first two quarters of 2002 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating results, net of tax" in the Company's results of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, net of tax" during the first quarter of 2002 in the Company's results of operations.

     During the second quarter of 2002, the Company sold a division of one of its operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of taxes, has been reported in discontinued operations under "Operating results, net of tax" in the Company's results of operations. The Company realized a loss of $0.3 million on the sale of this division which is included in "Estimated loss on disposition, net of tax" during the second quarter of 2002 in the Company's results of operations.

     Cumulative Effect of Change in Accounting Principle -- Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's balance sheet.

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

     For the three months ended June 30, 2002, the Company had positive free cash flow of $11.0 million as compared to $23.7 million for the same period in 2001. For the six months ended June 30, 2002, the Company had negative free cash flow of $0.2 million as compared to positive free cash flow of $29.2 million for the same period in 2001. The 2001 cash flow amounts include the 19 operations the Company sold to Emcor in 2002. This primarily accounts for the lower amounts in 2002.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction. The total of these two amounts, $9.5 million, was reflected as a receivable in the Company's March 31, 2002 financial statements. This payment was received by the Company during the second quarter and is included in "Proceeds from businesses sold, net of cash sold and transaction costs" in the Company's statement of cash flows.

     The proceeds received at the closing of the Emcor transaction, the post-closing adjustment and related escrow received from Emcor, and free cash flow from the Company's operations were all used to reduce the Company's debt.

     Revolving Credit Facility -- The Company's principal current debt financing and operating liquidity is provided by a revolving credit facility (the "Credit Facility" or the "Facility") with Bank One, Texas, N.A. ("Bank One") and other banks (including Bank One, the "Bank Group"). The Facility's general terms allow for the Company to borrow up to the lesser of $100 million or 80% of accounts receivable, net of reserves ("Net Receivables"). Borrowings under the Facility are also effectively limited by a requirement that they not result in the Company's ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense and debt to EBITDA exceeding certain levels. Based on the most restrictive of these ratio-related limits, effective borrowing capacity under the Facility is currently $70.4 million. Borrowings under the Facility are secured by accounts receivable, inventory, fixed assets other than real estate, and the shares of capital stock of the Company's subsidiaries. The Credit Facility expires on January 1, 2003, at which time all amounts outstanding are due.

     The Company has a choice of two interest rate options under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or Bank One's prime rate. An additional margin of 1% to 2% is then added to the higher of these two rates. Under the other interest rate option, borrowings bear interest based on designated short-term Eurodollar rates (which generally approximate London Interbank Offered Rates or "LIBOR") plus 2.5% to 3.5%. The additional margin for both options depends on the ratio of the Company's debt to EBITDA, as defined. Commitment fees of 0.375% to 0.5% per annum, also depending on the ratio of debt to EBITDA, are payable on the unused portion of the Facility.

     The Credit Facility prohibits payment of dividends and the repurchase of shares by the Company, limits certain non-Bank Group debt, and restricts outlays of cash by the Company relating to certain investments, capital expenditures, vehicle leases, acquisitions and subordinate debt. The Credit Facility also contains covenants providing for the maintenance of certain levels of shareholder equity and EBITDA, and for the maintenance of certain ratios of the Company's EBITDA to interest expense and debt to EBITDA.

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

     As a result of its substantial reduction in debt following the Emcor transaction, the Company currently complies with the Facility's debt to EBITDA and EBITDA to interest expense covenants by comfortable margins. The Bank Group agreed to adjust the Facility's minimum EBITDA covenants to reflect the Company's reduced size following the Emcor transaction. While the Company expects to be in compliance with the Facility's EBITDA requirements in the third and fourth quarters, these covenants allow less room for variance than the Facility's other financial covenants. If the Company violates the Facility's minimum EBITDA covenants or any other of the Facility's covenants in the future, it may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its improved creditworthiness following the Emcor transaction would enable it to negotiate new terms under the Facility or obtain new financing from other sources if necessary, there can be no absolute assurance that the Company would be successful in doing so.

     The financial covenants to which the Company is subject under the Facility are as follows:

Minimum EBITDA:
  For the three months ended September 30, 2002.............  $9.2 million
  For the three months ended December 31, 2002..............  $7.7 million

      The Company's actual EBITDA for the three months ended June 30, 2002, as determined in accordance with the Facility, was $10.0 million.

EBITDA to Interest Expense..................................  3.00

      The Company's actual EBITDA to interest expense as of June 30, 2002, as determined in accordance with the Facility, was 4.99.

Senior Debt to EBITDA.......................................  2.50

      The Company's actual senior debt to EBITDA as of June 30, 2002, as determined in accordance with the Facility, was 0.45.

Total Debt to EBITDA........................................  3.00

      The Company's actual total debt to EBITDA as of June 30, 2002, as determined in accordance with the Facility, was 1.00.

     Net Worth -- a base amount of net worth, or stockholders' equity, set in the first quarter of 2001, plus 75% of net income thereafter, excluding the effects on both net income and stockholders' equity of adopting SFAS No. 142 relating to goodwill and the impairment adjustment that arose from that adoption; additionally, any amounts realized from raising new equity would also increase the covenant amount. The net worth covenant amount resulting from these conditions as of June 30, 2002 was $367.8 million. The Company's actual net worth measurement as of June 30, 2002 using the same conditions was $404.1 million.

     Capital Expenditures -- the lesser of 2% of revenues or $22 million for any fiscal year. Based on year-to-date revenues through June 30, 2002, the 2% limitation is $8.0 million. The Company's actual year-to-date capital expenditures were $3.1 million.

     As of June 30, 2002, the Company had $12.9 million in borrowings and $1.6 million in letters of credit outstanding under the Credit Facility. The Company's unused borrowing capacity under the Facility, as measured by the most restrictive covenant in the Facility, was $57.4 million as of June 30, 2002. The Facility's interest rate terms as summarized above currently result in a floating interest rate under the Facility of approximately 4.3%. In addition, $0.6 million of remaining deferred Facility arrangement costs will be amortized to interest expense over the remainder of this year up to the Facility's maturity on January 1, 2003. As of August 12, 2002, $8.9 million in borrowings and $1.5 million in letters of credit were outstanding under the Facility, and $61.5 million in unused capacity was available as measured by the Facility's most restrictive covenant.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $16.3 million as of June 30, 2002, and bear interest, payable quarterly, at a weighted average interest rate of 9.81%. As of August 12, 2002, there had been no change in the outstanding balance of these notes. Substantially all of this debt is due on April 10, 2003, but is subject to standstill terms that do not allow the debt to be accelerated until at least one year after its current due date.

     Other Commitments -- As is common in the Company's industry, the Company has entered into certain off-balance sheet arrangements in the ordinary course of business that result in obligations not directly reflected in the Company's balance sheets. The Company's most significant off-balance sheet obligations are noncancelable operating leases for facilities and vehicles. The Company also has other off-balance sheet obligations involving letters of credit and surety guarantees.

     The Company enters into noncancelable operating leases for many of its facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, the Company has no further obligation to the lessor. The Company may decide to cancel or terminate a lease before the end of its term. If the Company does so, it typically would owe the lessor the remaining lease payments as of the termination of the lease.

     Certain of the Company's vendors require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of the Company, such as to beneficiaries under the Company's self-funded insurance programs. In addition, some customers require the Company to post letters of credit to guarantee performance under the Company's contracts and to ensure payment to the Company's subcontractors and vendors under those contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. To date the Company has not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

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

     The Company's future contractual obligations include (in thousands):

                                       TWELVE MONTHS ENDED JUNE 30,
                                -------------------------------------------
                                 2003      2004     2005     2006     2007    THEREAFTER    TOTAL
                                -------   ------   ------   ------   ------   ----------   -------
Debt obligations..............  $29,242   $   92   $   68   $   48   $   51    $   167     $29,668
Operating lease obligations...  $ 9,889   $8,087   $5,976   $4,895   $3,092    $15,126     $47,065

     The Company's current letter of credit commitments expire as follows (in thousands):

                                       TWELVE MONTHS ENDED JUNE 30,
                                -------------------------------------------
                                 2003      2004     2005     2006     2007    THEREAFTER    TOTAL
                                -------   ------   ------   ------   ------   ----------   -------
Letters of credit.............  $1,593    $  --    $  --    $  --    $  --      $  --      $1,593

     Outlook -- As of June 30, 2002, the Company had total debt outstanding of $29.7 million, and total letters of credit outstanding of $1.6 million. Of these amounts, $12.9 million was bank debt under the Credit Facility and $16.3 million was subordinate debt. As of August 12, 2002, the Company had total debt outstanding of approximately $25.7 million, and total letters of credit outstanding of $1.5 million. Of these amounts, $8.9 million was bank debt under the Credit Facility and $16.3 million was subordinate debt. As of August 12, 2002, $61.5 million in unused borrowing capacity was available under the Credit Facility as measured by the Facility's most restrictive covenant. Bank debt under the Credit Facility is due January 1, 2003. Substantially all of the subordinate debt is due April 10, 2003, but is subject to standstill terms that do not allow this debt to be accelerated until at least one year after its current due date.

     The Company expects that free cash flow over upcoming quarters will result in a minimal level of debt under the Credit Facility as of yearend. However, the Company has a $16 million tax payment due in March 2003. In addition, the Company may be called upon at any time under certain insurance arrangements to post letters of credit totaling as much as $5.1 million as security for entities that fund insurance costs on behalf of the Company. This insurance-related letter of credit requirement will increase by $1.3 million per quarter through the second quarter of 2003, for a cumulative total of $10.3 million that could be required to be posted as of July 1, 2003. As a result, the Company expects that, even if it succeeds in retiring all of its bank debt, it will continue to need financing as of and subsequent to the January 1, 2003 maturity of its current Credit Facility and the April 10, 2003 maturity of substantially all of its subordinate debt.

     In view of the impending maturities of its debt and in view of the importance of being able to offer long-term bonds on certain kinds of project work, the Company is negotiating refinancing options both with its existing bank group and with new financial institutions. Based on these negotiations as well as on the Company's significantly improved financial position following the Emcor transaction, management believes that it will be able to refinance a significant portion of its debt in the current year, even though general conditions in the financing markets are challenging. Accordingly, there can be no absolute assurance that the Company will be able to complete this refinancing when needed or on terms the Company deems acceptable.

     As noted above, the Company has agreed to relatively tight restrictions under the Credit Facility. If the Company violates any of these restrictions, it will be required to negotiate new terms with its banks. There can be no absolute assurance that in that event, the Company will receive satisfactory new terms from its banks, or that if the Company needs additional financing, that such financing can be secured when needed or on terms the Company deems acceptable.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangible assets. The Company adopted this new standard effective January 1, 2002. See Note 4 of the Consolidated Financial Statements for further discussion.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria, as well as any gain or loss on the sale of these operations, are presented as discontinued operations in the Company's statements of operations. See Note 3 of the Consolidated Financial Statements for a discussion of the Company's discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have a material financial impact on the Company's results of operations, financial position or cash flows.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the six month period ended June 30, 2002, the Company did not issue any unregistered shares of its common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Houston, Texas on May 23, 2002. The following sets forth matters submitted to a vote of stockholders:

          (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated April 15, 2002, for terms expiring at the 2005 annual stockholders' meeting or until their successors have been elected and qualified -- Class II: directors are J. Gordon Beittenmiller, Robert D. Wagner, Jr., and Steven S. Harter. Every director was elected by a majority of the outstanding shares of Common Stock of the Company, except for Mr. Harter who was elected by a majority of the outstanding shares of Restricted Voting Common. Out of a potential 36,560,253 shares of Common Stock outstanding, Mr. Beittenmiller had 25,127,749 shares voted in favor, with 374,600 shares withheld, Mr. Wagner had 25,127,749 shares voted in favor, with 374,600 shares withheld. Out of a potential 1,191,112 shares of Restricted Voting Common, Mr. Harter had 934,548 shares voted in favor, and no shares were withheld.

          (b) A majority of the outstanding shares of Common Stock of the Company approved the amendment of the 1997 Non-employee Directors' Stock Plan to (i) increase the number of shares issuable by 250,000 shares and
     (ii) change the amount of the automatic annual option grant to non-employee directors from 5,000 to 10,000 shares. Shares voted in favor 21,926,630, with 4,207,292 shares withheld, and 65,783 shares abstained.

          (c) A stockholder, the Sheet Metal Worker's International Association, mailed to certain stockholders a proxy solicitation "requesting policy against repricing or replacing stock options without prior shareholder approval". With respect to proxies and ballots received, 5,097,421 shares voted for the proposal, 4,432,270 shares voted against the proposal and 5,000 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1 Employment Agreement between David Lanphar and the Company dated September 1, 2001. (Filed herewith)
10.2   Waiver dated as of May 10, 2002 to Section 8.15 of the
       Credit Agreement between the Company, the Guarantors, the Administrative Agent, the Co-Agents and the Banks that are parties to that certain Fourth Amended and Restated Credit
       Agreement dated as of March 22, 2001 as amended by that certain First Amendment thereto dated as of February 8, 2002. (Filed herewith)
10.3   Amendment to 1997 Non-Employee Directors' Stock Plan dated
       May 23, 2002. (Filed herewith)
99.1 Certification of William F. Murdy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United
       States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith)
99.2   Certification of J. Gordon Beittenmiller, Chief Financial
       Officer, pursuant to Section 1350, Chapter 63 of Title 18,
       United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith)

     (b) report on Form 8-K

     (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 30, 2002. Under Item 4 of that report, the Company disclosed that effective May 24, 2002 the Company would no longer engage Arthur Andersen LLP as the Company's independent public accountants and that as of May 24, 2002 Ernst & Young LLP, certified public accountants, would be appointed as the Company's independent public accountants for 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.

August 13, 2002                                  /s/ WILLIAM F. MURDY
                                          --------------------------------------
                                          William F. Murdy
                                          Chairman of the Board and
                                          Chief Executive Officer

August 13, 2002                               /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                          J. Gordon Beittenmiller
                                          Executive Vice President,
                                          Chief Financial Officer and Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Employment Agreement between David Lanphar and the Company dated September 1, 2001. (Filed herewith)
 10.2     Waiver dated as of May 10, 2002 to Section 8.15 of the
          Credit Agreement between the Company, the Guarantors, the
          Administrative Agent, the Co-Agents and the Banks that are parties to that certain Fourth Amended and Restated Credit
          Agreement dated as of March 22, 2001 as amended by that
          certain First Amendment thereto dated as of February 8,
          2002. (Filed herewith)
 10.3     Amendment to 1997 Non-Employee Directors' Stock Plan dated
          May 23, 2002. (Filed herewith)
 99.1     Certification of William F. Murdy, Chief Executive Officer,
          pursuant to Section 1350, Chapter 63 of Title 18, United
          States Code, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act Of 2002. (Filed herewith)
 99.2     Certification of J. Gordon Beittenmiller, Chief Financial
          Officer, pursuant to Section 1350, Chapter 63 of Title 18,
          United States Code, as adopted pursuant to Section 906 of
          the Sarbanes-Oxley Act Of 2002. (Filed herewith)