Form 10-Q/A
period 2002-06-30
COMFORT SYSTEMS USA INC
filed 2002-08-14
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                  FORM 10-Q/A


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

     This Amendment No. 1 to Form 10-Q for the period ended June 30, 2002 is being filed to correct an error that occurred in two places in the initial filing of the Form 10-Q after the market closed on August 13, 2002. The initial filing incorrectly indicated that the covenant under the Company's principal long-term revolving credit facility relating to minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter of 2003 is $9.2 million. This amount appeared in two places in the initial filing -- Footnote No. 6 "Long-Term Debt Obligations" in Item 1 -- Financial Statements -- "Condensed Notes to Consolidated Financial Statements June 30, 2002" and in "Liquidity and Capital Resources" in Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." The correct amount for the covenant under the Company's Credit Facility relating to minimum EBITDA for the third quarter of 2003 is $11.2 million. All other disclosure is unchanged.


                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002


                                                                         PAGE
                                                                         ----
                                   PART I

                            FINANCIAL INFORMATION
Item 1 --  Financial Statements
           COMFORT SYSTEMS USA, INC.
             Consolidated Balance Sheets...............................    2
             Consolidated Statements of Operations.....................    3
             Consolidated Statements of Stockholders' Equity...........    4
             Consolidated Statements of Cash Flows.....................    5
             Condensed Notes to Consolidated Financial Statements......    6
Item 2 --  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 3 --  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   26

                                   PART II

                              OTHER INFORMATION
Item 1 --  Legal Proceedings...........................................   27
Item 2 --  Recent Sales of Unregistered Securities.....................   27
Item 4 --  Submission of Matters to a Vote of Security Holders.........   27
Item 6 --  Exhibits and Reports on Form 8-K............................   28
Signatures.............................................................   29

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


     The financial covenants to which the Company is subject under the Facility are as follows:


Minimum EBITDA:
  For the three months ended September 30, 2002.............   $11.2 million
  For the three months ended December 31, 2002..............   $ 7.7 million


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


     The financial covenants to which the Company is subject under the Facility are as follows:


Minimum EBITDA:
  For the three months ended September 30, 2002.............  $11.2 million
  For the three months ended December 31, 2002..............  $ 7.7 million


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

                                          COMFORT SYSTEMS USA, INC.


August 14, 2002                                  /s/ WILLIAM F. MURDY
                                          --------------------------------------
                                          William F. Murdy
                                          Chairman of the Board and
                                          Chief Executive Officer




August 14, 2002                               /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                          J. Gordon Beittenmiller
                                          Executive Vice President,
                                          Chief Financial Officer and Director

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