Form 10-Q
period 2002-09-30
COMFORT SYSTEMS USA INC
filed 2002-11-04
CIK 1035983

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



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

     The number of shares outstanding of the issuer's common stock, as of November 1, 2002 was 37,910,144.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                              PAGE
                                                              ----
              PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
     COMFORT SYSTEMS USA, INC.
       Consolidated Balance Sheets..........................    2
       Consolidated Statements of Operations................    3
       Consolidated Statements of Stockholders' Equity......    4
       Consolidated Statements of Cash Flows................    5
       Condensed Notes to Consolidated Financial
        Statements..........................................    6
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   18
  Item 3 -- Quantitative and Qualitative Disclosures about
     Market Risk............................................   28

                PART II -- OTHER INFORMATION
  Item 1 -- Legal Proceedings...............................   29
  Item 2 -- Recent Sales of Unregistered Securities.........   29
  Item 6 -- Exhibits and Reports on Form 8-K................   29
  Signatures................................................   30

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,924       $  10,625
  Accounts receivable, less allowance of $9,633 and
     $5,922.................................................     175,028         168,398
  Other receivables.........................................       5,572           4,132
  Inventories...............................................      14,553          12,508
  Prepaid expenses and other................................      13,174           8,217
  Costs and estimated earnings in excess of billings........      19,384          20,359
  Assets related to discontinued operations.................     327,820           1,248
                                                                --------       ---------
          Total current assets..............................     559,455         225,487
PROPERTY AND EQUIPMENT, net.................................      18,812          16,543
GOODWILL....................................................     297,033         113,427
OTHER NONCURRENT ASSETS.....................................       1,325          13,789
                                                                --------       ---------
          Total assets......................................    $876,625       $ 369,246
                                                                ========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $     73       $      89
  Current maturities of notes to affiliates and former
     owners.................................................       2,374           1,500
  Accounts payable..........................................      57,489          57,915
  Accrued compensation and benefits.........................      23,611          23,232
  Billings in excess of costs and estimated earnings........      26,663          27,713
  Income taxes payable......................................       5,606          12,811
  Other current liabilities.................................      23,468          25,711
  Liabilities related to discontinued operations............     140,746             143
                                                                --------       ---------
          Total current liabilities.........................     280,030         149,114
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     164,012             450
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................      15,569          14,318
OTHER LONG-TERM LIABILITIES.................................       3,193              25
                                                                --------       ---------
          Total liabilities.................................     462,804         163,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --              --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393             393
  Treasury stock, at cost, 1,749,334 and 1,423,769 shares,
     respectively...........................................     (10,924)         (8,718)
  Additional paid-in capital................................     340,186         338,776
  Deferred compensation.....................................          --            (532)
  Retained earnings (deficit)...............................      84,166        (124,580)
                                                                --------       ---------
          Total stockholders' equity........................     413,821         205,339
                                                                --------       ---------
          Total liabilities and stockholders' equity........    $876,625       $ 369,246
                                                                ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -------------------   --------------------
                                                              2001       2002       2001       2002
                                                            --------   --------   --------   ---------
REVENUES..................................................  $234,070   $214,691   $664,629   $ 616,053
COST OF SERVICES..........................................   189,426    174,668    540,493     506,843
                                                            --------   --------   --------   ---------
         Gross profit.....................................    44,644     40,023    124,136     109,210
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..............    35,449     32,046    106,371      95,029
GOODWILL AMORTIZATION.....................................     2,056         --      6,170          --
RESTRUCTURING CHARGES.....................................        --         --        238       1,878
                                                            --------   --------   --------   ---------
         Operating income.................................     7,139      7,977     11,357      12,303
OTHER INCOME (EXPENSE):
  Interest income.........................................        30         20         81          59
  Interest expense........................................    (1,870)      (959)    (6,843)     (3,961)
  Other...................................................        50        115        372       1,229
                                                            --------   --------   --------   ---------
         Other income (expense)...........................    (1,790)      (824)    (6,390)     (2,673)
                                                            --------   --------   --------   ---------
INCOME BEFORE INCOME TAXES................................     5,349      7,153      4,967       9,630
INCOME TAX EXPENSE........................................     3,929      3,378      4,639       4,551
                                                            --------   --------   --------   ---------
INCOME FROM CONTINUING OPERATIONS.........................     1,420      3,775        328       5,079
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable income tax
    benefit (expense) of $(2,835), $20, $(6,664) and
    $1,942................................................     4,222        (35)     9,705        (148)
  Estimated loss on disposition, including income tax
    expense of $25,887....................................        --         --         --     (11,156)
                                                            --------   --------   --------   ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE....................................     5,642      3,740     10,033      (6,225)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET
  OF INCOME TAX BENEFIT OF $26,317........................        --         --         --    (202,521)
                                                            --------   --------   --------   ---------
NET INCOME (LOSS).........................................  $  5,642   $  3,740   $ 10,033   $(208,746)
                                                            ========   ========   ========   =========
INCOME (LOSS) PER SHARE:
  Basic --
    Income from continuing operations.....................  $   0.04   $   0.10   $   0.01   $    0.14
    Discontinued operations --
       Income (loss) from operations......................      0.11         --       0.26          --
       Estimated loss on disposition......................        --         --         --       (0.30)
    Cumulative effect of change in accounting principle...        --         --         --       (5.37)
                                                            --------   --------   --------   ---------
    Net income (loss).....................................  $   0.15   $   0.10   $   0.27   $   (5.53)
                                                            ========   ========   ========   =========
  Diluted --
    Income from continuing operations.....................  $   0.04   $   0.10   $   0.01   $    0.13
    Discontinued operations --
       Income (loss) from operations......................      0.11         --       0.26       (0.01)
       Estimated loss on disposition......................        --         --         --       (0.29)
    Cumulative effect of change in accounting principle...        --         --         --       (5.30)
                                                            --------   --------   --------   ---------
    Net income (loss).....................................  $   0.15   $   0.10   $   0.27   $   (5.47)
                                                            ========   ========   ========   =========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
  Basic...................................................    37,468     37,834     37,411      37,736
                                                            ========   ========   ========   =========
  Diluted.................................................    37,773     38,131     37,449      38,192
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

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  COMMON STOCK          TREASURY STOCK       ADDITIONAL   DEFERRED   RETAINED        TOTAL
                               -------------------   ---------------------    PAID-IN     COMPEN-    EARNINGS    STOCKHOLDERS'
                                 SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SATION    (DEFICIT)      EQUITY
                               ----------   ------   ----------   --------   ----------   --------   ---------   -------------
BALANCE AT DECEMBER 31,
  2000.......................  39,258,913    $393    (2,002,629)  $(13,119)   $341,923     $  --     $  71,042     $ 400,239
  Issuance of Treasury Stock:
    Issuance of Employee
       Stock Purchase Plan
       shares................          --      --       398,287      2,570      (1,737)       --            --           833
  Shares received from sale
    of businesses............          --      --      (144,992)      (375)         --        --            --          (375)
  Net income.................          --      --            --         --          --        --        13,124        13,124
                               ----------    ----    ----------   --------    --------     -----     ---------     ---------
BALANCE AT DECEMBER 31,
  2001.......................  39,258,913     393    (1,749,334)   (10,924)    340,186        --        84,166       413,821
  Issuance of Treasury Stock:
    Issuance of shares for
       options exercised
       (unaudited)...........          --      --       234,796      1,454        (779)       --            --           675
    Issuance of restricted
       stock (unaudited).....          --      --       200,000      1,239        (413)     (826)           --            --
  Shares exchanged in
    repayment of notes
    receivable (unaudited)...          --      --       (49,051)      (204)         --        --            --          (204)
  Shares received from sale
    of business
    (unaudited)..............          --      --       (55,882)      (263)         --        --            --          (263)
  Shares received from
    settlement with former
    owner (unaudited)........          --      --        (4,298)       (20)         --        --            --           (20)
  Amortization of deferred
    compensation
    (unaudited)..............          --      --            --         --        (218)      294            --            76
  Net loss (unaudited).......          --      --            --         --          --        --      (208,746)     (208,746)
                               ----------    ----    ----------   --------    --------     -----     ---------     ---------
BALANCE AT SEPTEMBER 30, 2002
  (unaudited)................  39,258,913    $393    (1,423,769)  $ (8,718)   $338,776     $(532)    $(124,580)    $ 205,339
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

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------   ---------------------
                                                      2001       2002       2001        2002
                                                    --------   --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................  $  5,642   $  3,740   $  10,033   $(208,746)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities --
  Cumulative effect of change in accounting
     principle....................................        --         --          --     202,521
  Estimated loss on disposition of discontinued
     operations...................................        --         --          --      11,156
  Restructuring charges...........................        --         --         238       1,878
  Depreciation and amortization expense...........     6,130      1,695      18,072       5,570
  Bad debt expense................................     2,258        451       5,041       2,982
  Deferred tax expense............................      (811)     1,943       1,638       3,669
  Gain on sale of assets..........................       (66)       (49)       (195)       (950)
  Deferred compensation expense...................        --         14          --          76
  Changes in operating assets and liabilities --
     (Increase) decrease in --
       Receivables, net...........................   (14,315)     6,731      (8,246)     13,243
       Inventories................................      (589)       662        (477)      2,039
       Prepaid expenses and other current
          assets..................................    (2,217)      (830)     (1,142)      3,610
       Costs and estimated earnings in excess of
          billings................................      (713)       (22)     (2,547)     (3,250)
       Other noncurrent assets....................       702        (40)       (367)        386
     Increase (decrease) in --
       Accounts payable and accrued liabilities...    13,321       (573)      8,482     (22,241)
       Billings in excess of costs and estimated
          earnings................................       574     (1,358)     11,803       2,093
       Other, net.................................      (144)      (250)       (555)       (229)
                                                    --------   --------   ---------   ---------
          Net cash provided by operating
            activities............................     9,772     12,114      41,778      13,807
                                                    --------   --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............    (1,494)      (974)     (4,642)     (4,044)
  Proceeds from sales of property and equipment...       106        196         460       1,330
  Proceeds from businesses sold, net of cash sold
     and transaction costs........................        10        (66)        964     154,499
                                                    --------   --------   ---------   ---------
          Net cash provided by (used in) investing
            activities............................    (1,378)      (844)     (3,218)    151,785
                                                    --------   --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt......................   (56,063)   (28,549)   (186,373)   (269,171)
  Borrowings of long-term debt....................    45,385     15,240     146,094     102,904
  Proceeds from issuance of common stock..........       267         --         833          --
  Proceeds from exercise of options...............        --         40          --         675
                                                    --------   --------   ---------   ---------
          Net cash used in financing activities...   (10,411)   (13,269)    (39,446)   (165,592)
                                                    --------   --------   ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........    (2,017)    (1,999)       (886)         --
CASH AND CASH EQUIVALENTS, beginning of
  period -- continuing operations and discontinued
  operations......................................    17,152     12,624      16,021      10,625
                                                    --------   --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..........  $ 15,135   $ 10,625   $  15,135   $  10,625
                                                    ========   ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 52% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities:
HVAC -- 74%, plumbing -- 11%, building automation control systems -- 5%, electrical -- 2%, fire protection -- 1% and other -- 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

                           COMFORT SYSTEMS USA, INC.

  CASH FLOW INFORMATION

     Cash paid for interest for the nine months ended September 30, 2001 and 2002 was approximately $16.5 million and $4.5 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2001 and 2002 was approximately $6.3 million and $9.0 million, respectively.

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

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction during the second quarter.

     An additional $5 million of Emcor's purchase price was deposited into an escrow account to secure potential obligations on the Company's part to indemnify Emcor for future claims and contingencies arising

                           COMFORT SYSTEMS USA, INC.

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

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce debt outstanding under the Company's credit facility. An estimated tax liability of $16 million related to this transaction is due in March 2003.

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

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating loss for the first three quarters of 2002 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, including income taxes" during the first quarter of 2002 in the Company's statement of operations.

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

                           COMFORT SYSTEMS USA, INC.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
Accounts receivable, net....................................    $140,768        $  762
Other current assets........................................      30,477           388
Property and equipment, net.................................      13,968            98
Goodwill, net...............................................     141,415            --
Other noncurrent assets.....................................       1,192            --
                                                                --------        ------
          Total assets......................................    $327,820        $1,248
                                                                ========        ======
Current maturities of debt and notes........................    $  1,262        $   --
Accounts payable............................................      44,077           122
Other current liabilities...................................      68,676            21
Long-term debt and notes....................................      21,842            --
Other long-term liabilities.................................       4,889            --
                                                                --------        ------
          Total liabilities.................................    $140,746        $  143
                                                                ========        ======

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Revenues....................................................  $504,575   $98,424
Pre-tax income (loss).......................................  $ 16,369   $(2,090)

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

                           COMFORT SYSTEMS USA, INC.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Goodwill balance as of January 1, 2002(a)...................  $ 438,448
Impairment adjustment.......................................   (228,838)
Goodwill related to sale of operations......................    (96,183)
                                                              ---------
Goodwill balance as of September 30, 2002...................  $ 113,427
                                                              =========

---------------

(a) A portion of this goodwill balance is included in assets related to discontinued operations in the Company's consolidated balance sheet.

     The unaudited results of operations presented below (in thousands) for the three months and nine months ended September 30, 2001 and 2002 reflect the adoption of the non-amortization provisions of SFAS No. 142 effective January 1, 2001 and exclude the impact of the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Therefore, the component of the cumulative effect of change in accounting principle related to the operations sold to Emcor is included in the estimated loss on disposition for purposes of this table.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                    -------------------     --------------------
                                                     2001        2002        2001         2002
                                                    -------     -------     -------     --------
Income from continuing operations.................  $1,420      $3,775      $   328     $  5,079
Add: Goodwill amortization, net of tax............   1,895          --        5,685           --
                                                    ------      ------      -------     --------
Adjusted income from continuing operations........   3,315       3,775        6,013        5,079
Discontinued operations --
Operating income (loss), net of tax...............   4,222         (35)       9,705         (148)
Add: Goodwill amortization, net of tax............     758          --        2,274           --
                                                    ------      ------      -------     --------
Adjusted operating income (loss), net of tax......   4,980         (35)      11,979         (148)
Estimated loss on disposition, including tax......      --          --           --      (45,124)
                                                    ------      ------      -------     --------
Adjusted net income (loss)........................  $8,295      $3,740      $17,992     $(40,193)
                                                    ======      ======      =======     ========
Adjusted income (loss) per share:
  Basic --
     Income from continuing operations............  $ 0.09      $ 0.10      $  0.16     $   0.14
     Discontinued operations --
       Income (loss) from operations..............    0.13          --         0.32           --
       Estimated loss on disposition..............      --          --           --        (1.20)
                                                    ------      ------      -------     --------
     Net income (loss)............................  $ 0.22      $ 0.10      $  0.48     $  (1.06)
                                                    ======      ======      =======     ========
  Diluted --
     Income from continuing operations............  $ 0.09      $ 0.10      $  0.16     $   0.13
     Discontinued operations --
       Income (loss) from operations..............    0.13          --         0.32        (0.01)
       Estimated loss on disposition..............      --          --           --        (1.18)
                                                    ------      ------      -------     --------
     Net income (loss)............................  $ 0.22      $ 0.10      $  0.48     $  (1.06)
                                                    ======      ======      =======     ========

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

     Aggregated financial information for 2001 related to the operations addressed by the 2000 and 2001 restructuring charges is as follows (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                     2001
                                                               -----------------
Revenues....................................................        $ 6,337
Operating loss..............................................        $(2,666)

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of September 30, 2002 (in thousands):

                                             BALANCE AT                           BALANCE AT
                                             JANUARY 1,                          SEPTEMBER 30,
                                                2002      ADDITIONS   PAYMENTS       2002
                                             ----------   ---------   --------   -------------
Severance..................................    $  210      $  846     $(1,015)      $   41
Lease termination costs and other..........     1,148         704        (754)       1,098
                                               ------      ------     -------       ------
Total......................................    $1,358      $1,550     $(1,769)      $1,139
                                               ======      ======     =======       ======

                           COMFORT SYSTEMS USA, INC.

6.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
                                                                              (UNAUDITED)
Revolving credit facility...................................    $163,700        $    --
Notes to affiliates and former owners.......................      17,943         15,818
Other.......................................................         385            539
                                                                --------        -------
Total debt..................................................     182,028         16,357
  Less: current maturities..................................       2,447          1,589
                                                                --------        -------
                                                                $179,581        $14,768
                                                                ========        =======

  CREDIT FACILITY

     The Company's primary current debt financing capacity consists of a $55 million senior credit facility (the "Facility") provided by General Electric Capital Corporation ("GE"), a subsidiary of the General Electric Corporation. The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and replaces the Company's previous revolving credit facility with a group of banks, which was scheduled to expire in January 2003. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility (the "Term Loan") is $15 million, which the Company borrowed upon the closing of Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. The Company has not reflected any additional prepayments in current maturities of debt in connection with this requirement as it cannot yet determine if there is a significant probability that cash flows measured through yearend 2002 will require such prepayments. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility.

     The Facility also includes a three-year revolving credit facility (the "Revolving Loan") that allows the Company to borrow up to $40 million in addition to the Term Loan.

  INTEREST RATES AND FEES

     The Company has a choice of two interest rate options for borrowings under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime rate of at least 75% of the US's 30 largest banks, as published each business day by the Wall Street Journal.

                           COMFORT SYSTEMS USA, INC.

An additional margin of 2.25% is then added to the higher of these two rates for borrowings under the Revolving Loan, while an additional margin of 2.75% is added to the higher of these two rates for borrowings under the Term Loan.

     Under the other interest rate option, borrowings bear interest based on designated rates that are described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Revolving Loan borrowings using this interest rate option then have 3.25% added to LIBOR, while Term Loan borrowings have 3.75% added to LIBOR.

     The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility requires that the Company enter into agreements to convert these floating interest rate terms on at least half of the Term Loan to fixed rate terms by December 10, 2002. Depending on their ultimate terms, such agreements might qualify as "derivatives" for financial reporting purposes. If so, any increases or decreases in the value of such agreements resulting from changes in market interest rates in any given period will be reflected in interest expense for that period, even though the agreements may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     Commitment fees of 0.5% per annum are payable on the unused portion of the Revolving Loan.

     The Company also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.3 million per quarter. To the extent prepayments of the Term Loan are made, the Company may have to accelerate amortization of these deferred financing and professional costs.

     In connection with the Facility, the Company granted GE a warrant to purchase 409,051 shares of Company common stock for nominal consideration. In addition, GE may "put," or require the Company to repurchase, these shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the Facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of the Company, full repayment of amounts owing under the Facility, or a public offering of shares by the Company. This warrant and put are discussed in greater detail in Note 8, "Stockholders' Equity." The value of this warrant and put as of the start of the Facility of $2.9 million will be reflected as a discount of the Company's obligation under the Facility and will be amortized over the term of the Facility, as described above. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     The interest rate that the Company currently pays on the Term Loan is 7.5% per annum. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

     The interest rate that the Company currently pays on the Revolving Loan is 7.0% per annum. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

  RESTRICTIONS AND COVENANTS

     Borrowings under the Facility are specifically limited by the Company's ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") and by the Company's ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the

                           COMFORT SYSTEMS USA, INC.

fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million.

     The definition of EBITDA under the Facility excludes certain items, generally noncash amounts and transactions reported in Other Income and Expense, that are otherwise included in the determination of earnings under generally accepted accounting principles in the Company's financial statements. As such, EBITDA as determined under the Facility's definition could be less than EBITDA as derived from the Company's financial statements in the future. The Company is currently not aware of any items that would result in EBITDA as determined under the Facility's definition being significantly less than EBITDA as derived from the Company's financial statements in the future.

     The financial covenants under the Facility are summarized below. EBITDA amounts are in thousands.

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
           FOR THE QUARTER ENDING              EBITDA     EBITDA     RATIO     COVERAGE
           ----------------------             ---------   -------   --------   --------
                   ACTUAL

September 30, 2002..........................   $30,014     0.54       5.11       7.75
                  COVENANT
September 30, 2002..........................   $25,650     1.75       2.30       3.00
December 31, 2002...........................   $25,650     1.75       2.30       3.00

March 31, 2003..............................   $27,000     1.75       2.50       3.00
June 30, 2003...............................   $27,000     1.75       2.50       3.00
September 30, 2003..........................   $27,000     1.50       2.70       3.00
December 31, 2003...........................   $27,000     1.50       2.70       3.00

March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00

All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     The Company must achieve $6,042 of EBITDA in the fourth quarter of 2002 to remain in compliance with the minimum trailing twelve months EBITDA covenant shown above.

     The Facility prohibits payment of dividends and the repurchase of shares by the Company, limits annual lease expense and non-Facility debt, and restricts outlays of cash by the Company relating to certain investments, acquisitions and subordinate debt.

  NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $15.8 million as of September 30, 2002. In October 2002, $10.7 million of this balance was repaid with proceeds from the Term Loan. As of November 1, 2002, a balance of $4.7 million remains outstanding on these notes, substantially all of which is due in April 2003. The remaining notes bear interest, payable quarterly, at an interest rate of

                           COMFORT SYSTEMS USA, INC.

10.0%. As these notes were refinanced with proceeds from the Term Loan, they are reflected as long-term as of September 30, 2002, net of amounts that are current under the Term Loan.

  AMOUNTS OUTSTANDING AND CAPACITY

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                                UNUSED CAPACITY
                                              AS OF               AS OF              AS OF
                                        SEPTEMBER 30, 2002   NOVEMBER 1, 2002   NOVEMBER 1, 2002
                                        ------------------   ----------------   ----------------
Revolving loan........................       $    --             $ 3,700            $18,546
Term loan.............................            --              15,000                n/a
Notes to affiliates...................        15,818               4,746                n/a
Other debt............................           539                 533                n/a
                                             -------             -------            -------
  Total debt..........................        16,357              23,979             18,546
  Less: discount on Facility..........            --              (2,930)               n/a
                                             -------             -------            -------
  Total debt, net of discount.........       $16,357             $21,049            $18,546

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

                           COMFORT SYSTEMS USA, INC.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 2002, there were 1,156,112 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and convertible subordinated notes.

     Options to purchase 3.3 million shares of the Company's Common Stock ("Common Stock") at prices ranging from $3.86 to $21.44 per share and options to purchase 2.7 million shares of Common Stock at prices ranging from $4.24 to $21.44 per share were outstanding for the three months and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock. Options to purchase 4.0 million shares of Common Stock at prices ranging from $3.63 to $21.44 per share were outstanding for the three months and nine months ended September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock.

     Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months ended September 30, 2001 and the nine months ended September 30, 2001 and 2002, and therefore, are not included in the diluted EPS calculations. The convertibility provisions of the remaining convertible subordinated notes expired during the first quarter of 2002.

                           COMFORT SYSTEMS USA, INC.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2001       2002       2001       2002
                                                  -------    -------    -------    -------
Common shares outstanding, end of period........  37,510     37,835     37,510     37,835
Effect of using weighted average common shares
  outstanding...................................     (42)        (1)       (99)       (99)
                                                  ------     ------     ------     ------
Shares used in computing earnings per
  share -- basic................................  37,468     37,834     37,411     37,736
Effect of shares issuable under stock plans
  based on the treasury stock method............     305        297         38        456
                                                  ------     ------     ------     ------
Shares used in computing earnings per share  --
  diluted.......................................  37,773     38,131     37,449     38,192
                                                  ======     ======     ======     ======

  WARRANT

     In connection with the arrangement of the Company's new debt facility as described above in Note 6, "Long-Term Debt Obligations," the Company granted GE, its lender, a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The warrant agreement also provides for the following:

     - In most situations where the Company issues shares, options or warrants, GE may acquire additional shares or warrants on equivalent terms to maintain the proportionate interest its warrant shares represent in comparison to the Company's total shares outstanding.

     - GE may require the Company to register its warrant shares.

     - GE may include its warrant shares in any public offering of stock by the Company.

     - GE may "put," or require the Company to repurchase, some or all of its warrant shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the debt facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of the Company, full repayment of amounts owing under the Facility, or a public offering of shares by the Company.

     The initial value of this warrant and put of $2.9 million will be reflected as a discount of the Company's obligations under its debt facility with GE and as a separate obligation in long-term liabilities. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period and in the Company's long-term warrant obligations, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

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

     The Company is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related services such as electrical and plumbing. Approximately 52% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities: HVAC -- 74%, plumbing -- 11%, building automation control systems -- 5%, electrical -- 2%, fire protection -- 1% and other -- 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

     Approximately 52% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities. As a result, if general economic activity in the U.S. slows significantly from current levels, and leads to a corresponding decrease in new nonresidential building construction, the Company's operating results could suffer.

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

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under this new standard, the operating results of companies which were sold or held for sale as of September 30, 2002, have been reported as discontinued operations in the accompanying consolidated statements of operations. However, the operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition.

RESULTS OF OPERATIONS (IN THOUSANDS)

                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                             ------------------------------------    -------------------------------------
                                   2001                2002                2001                2002
                             ----------------    ----------------    ----------------    -----------------
Revenues...................  $234,070   100.0%   $214,691   100.0%   $664,629   100.0%   $ 616,053   100.0%
Cost of services...........   189,426    80.9%    174,668    81.4%    540,493    81.3%     506,843    82.3%
                             --------            --------            --------            ---------
Gross profit...............    44,644    19.1%     40,023    18.6%    124,136    18.7%     109,210    17.7%
Selling, general and
  administrative
  expenses.................    35,449    15.1%     32,046    14.9%    106,371    16.0%      95,029    15.4%
Goodwill amortization......     2,056     0.9%         --      --       6,170     0.9%          --      --
Restructuring charges......        --      --          --      --         238      --        1,878     0.3%
                             --------            --------            --------            ---------
Operating income...........     7,139     3.0%      7,977     3.7%     11,357     1.7%      12,303     2.0%
Other expense, net.........    (1,790)    0.8%       (824)   (0.4)%    (6,390)   (1.0)%     (2,673)   (0.4)%
                             --------            --------            --------            ---------
Income before income
  taxes....................     5,349     2.3%      7,153     3.3%      4,967     0.7%       9,630     1.6%
Income tax expense.........     3,929               3,378               4,639                4,551
                             --------            --------            --------            ---------
Income from continuing
  operations...............     1,420     0.6%      3,775     1.8%        328      --        5,079     0.8%
Discontinued operations --
  Operating results, net of
    tax....................     4,222                 (35)              9,705                 (148)
  Estimated loss on
    disposition, net of
    tax....................        --                  --                  --              (11,156)
Cumulative effect of change
  in accounting principle,
  net of tax...............        --                  --                  --             (202,521)
                             --------            --------            --------            ---------
Net income (loss)..........  $  5,642            $  3,740            $ 10,033            $(208,746)
                             ========            ========            ========            =========

     Revenues -- Revenues decreased $19.4 million, or 8.3%, to $214.7 million for the third quarter of 2002 and decreased $48.6 million, or 7.3%, to $616.1 million for the first nine months of 2002 compared to the same periods in 2001. The 8.3% decline in revenues for the quarter was comprised of a 7.6% decline in revenues at ongoing operations and a 0.7% decline in revenues related to operations that were sold or shut down during 2001. The 7.3% decline in revenues for the first nine months of 2002 was comprised of a 6.4% decline in revenues at ongoing operations and a 0.9% decline in revenues related to operations that were sold or shut down during 2001.

     The Company's decline in revenues at ongoing operations in 2002 resulted primarily from the lagged effect of the general economic slowdown that began last year which slowed decisions to proceed on both new and retrofit projects. This general economic slowdown has also led to a more competitive pricing environment. The Company's decline in revenue is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term. In view of these factors, particularly decreased economic activity and increased price competition affecting the Company's industry, the Company may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, the Company may realize further decreases in revenue and lower operating margins.

     Backlog primarily contains installation, retrofit project work and service and maintenance agreements. These projects generally last less than a year. Service work and short duration projects are generally billed as performed and therefore do not flow through backlog. Accordingly, backlog represents only a portion of the Company's revenues for any given future period, and it represents revenues that are likely to be reflected in the Company's operating results over the next six to twelve months. As a result, the Company believes the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

     The Company's backlog associated with continuing operations as of September 30, 2002 was $475.9 million, a 10.1% increase from September 30, 2001 backlog of $432.2 million, and a 2.0% increase from June 30, 2002 backlog of $466.5 million.

     Gross Profit -- Gross profit decreased $4.6 million, or 10.4%, to $40.0 million for the third quarter of 2002 and decreased $14.9 million, or 12.0%, to $109.2 million for the first nine months of 2002 compared to the same periods in 2001. As a percentage of revenues, gross profit decreased from 19.1% for the three months ended September 30, 2001 to 18.6% for the three months ended September 30, 2002 and decreased from 18.7% for the nine months ended September 30, 2001 to 17.7% for the nine months ended September 30, 2002.

     The decline in gross profit for the quarter is primarily due to a more competitive pricing environment as a result of the general economic slowdown which began in the latter part of 2001. This slowdown also resulted in project delays at a number of the Company's operations as decisions to start new construction activities as well as retrofit projects were delayed in the fourth quarter of 2001. These delays significantly affected the Company's revenue volume and profitability during the first part of 2002.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $3.4 million, or 9.6%, to $32.0 million for the third quarter of 2002 and decreased $11.3 million, or 10.7%, to $95.0 million for the first nine months of 2002 compared to the same periods in 2001. As a percentage of revenues, SG&A decreased from 15.1% for the three months ended September 30, 2001 to 14.9% for the three months ended September 30, 2002 and decreased from 16.0% for the nine months ended September 30, 2001 to 15.4% for the nine months ended September 30, 2002. The decrease in SG&A is primarily due to a concerted effort to reduce SG&A throughout the Company. In response to the smaller size of the Company following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations," the Company reduced corporate overhead at the end of the first quarter of 2002. The cost of this workforce reduction is included in restructuring charges recorded in March 2002. The Company has realized lower corporate overhead costs as a result of these steps. In addition, during the second quarter of 2002, the Company reversed $0.8 million of bad debt reserves that were established in the fourth quarter of 2001 related to the Company's receivables with Kmart based upon a post-bankruptcy petition settlement with Kmart.

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

     Other Expense, Net -- Other expense, net, primarily includes interest expense, and decreased $1.0 million, or 54.0%, to $0.8 million for the third quarter of 2002 and decreased $3.7 million, or 58.2%, to $2.7 million for the first nine months of 2002. A portion of the Company's actual interest expense in both years has been allocated to the discontinued operations caption based upon the Company's net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended September 30, 2001 was $3.3 million and for the nine months ended September 30, 2001 and 2002 was $11.0 million and $1.5 million, respectively. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in the Company's borrowing capacity following the Emcor transaction. Other expense, net, for the second quarter of 2002 also includes a gain of $0.6 million on the sale of the residential portion of one of the Company's operations.

     Income Tax Expense -- The Company's effective tax rates associated with results from continuing operations for the nine months ended September 30, 2001 and 2002 were 93.4% and 47.3%, respectively. As a result of the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142 effective January 1, 2002, there is no longer a permanent difference related to the non-deductible goodwill amortization in the 2002 effective tax rate.

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

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction during the second quarter.

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

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce debt outstanding under the Company's credit facility. An estimated tax liability of $16 million related to this transaction is due in March 2003.

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

     In March 2002, the Company also decided to divest of an additional operating company. This unit's operating loss for the first three quarters of 2002 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating results, net of tax" in the Company's results of operations. In addition, an estimate of the loss the Company will realize upon divestiture of this operation of $0.6 million has been included in "Estimated loss on disposition, net of tax" during the first quarter of 2002 in the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow -- Cash provided by operating activities less customary capital expenditures plus the proceeds from asset sales is generally called free cash flow. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash.

     For the three months ended September 30, 2002, the Company had positive free cash flow of $11.3 million as compared to $8.4 million for the same period in 2001. The Company has now generated positive free cash flow in nine of the last ten quarters. For the nine months ended September 30, 2002, the Company had positive free cash flow of $11.1 million as compared to $37.6 million for the same period in 2001. The 2001 cash flow amounts include the 19 operations the Company sold to Emcor in 2002. This sale primarily accounts for the lower cash flow amounts in 2002.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In accordance with the transaction agreement, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction during the second quarter. This amount is included in "Proceeds from businesses sold, net of cash sold and transaction costs" in the Company's statement of cash flows.

     The proceeds received at the closing of the Emcor transaction, the post-closing adjustment and related escrow received from Emcor, and free cash flow from the Company's operations were all used to reduce the Company's debt.

     Credit Facility -- The Company's primary current debt financing capacity consists of a $55 million senior credit facility (the "Facility") provided by General Electric Capital Corporation ("GE"), a subsidiary of the General Electric Corporation. The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and replaces the Company's previous revolving credit facility with a group of banks, which was scheduled to expire in January 2003. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility (the "Term Loan") is $15 million, which the Company borrowed upon the closing of Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually. These scheduled payments are recapped below under Amounts Outstanding, Capacity and Maturities.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. The Company has not reflected any additional prepayments in current maturities of debt in connection with this requirement as it cannot yet determine if there is a significant probability that cash flows measured through yearend 2002 will require such prepayments. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility.

     The Facility also includes a three-year revolving credit facility (the "Revolving Loan") that allows the Company to borrow up to $40 million in addition to the Term Loan.

     Interest Rates and Fees -- The Company has a choice of two interest rate options for borrowings under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime rate of at least 75% of the US's 30 largest banks, as published each business day by the Wall Street Journal. An additional margin of 2.25% is then added to the higher of these two rates for borrowings under the Revolving Loan, while an additional margin of 2.75% is added to the higher of these two rates for borrowings under the Term Loan.

     Under the other interest rate option, borrowings bear interest based on designated rates that are described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Revolving Loan borrowings using this interest rate option then have 3.25% added to LIBOR, while Term Loan borrowings have 3.75% added to LIBOR.

     The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility requires that the Company enter into agreements to convert these floating interest rate terms on at least half of the Term Loan to fixed rate terms by December 10, 2002. Depending on their ultimate terms, such agreements might qualify as "derivatives" for financial reporting purposes. If so, any increases or decreases in the value of such agreements resulting from changes in market interest rates in any given period will be reflected in interest expense for that period, even though the agreements may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     Commitment fees of 0.5% per annum are payable on the unused portion of the Revolving Loan.

     The Company also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.3 million per quarter. To the extent prepayments of the Term Loan are made, the Company may have to accelerate amortization of these deferred financing and professional costs.

     In connection with the Facility, the Company granted GE a warrant to purchase 409,051 shares of Company common stock for nominal consideration. In addition, GE may "put," or require the Company to repurchase, these shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the Facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of the Company, full repayments of amounts owing under the Facility, or a public offering of shares by the Company. This warrant and put are discussed in greater detail in Note 8, "Stockholders' Equity," to the Consolidated Financial Statements. The value of this warrant and put as of the start of the Facility of $2.9 million will be reflected as a discount of the Company's obligation under the Facility and will be amortized over the term of the Facility, as described above. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     The interest rate that the Company currently pays on the Term Loan is 7.5% per annum. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

     The interest rate that the Company currently pays on the Revolving Loan is 7.0% per annum. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

     Restrictions and Covenants -- Borrowings under the Facility are specifically limited by the Company's ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") and by the Company's ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million.

     The definition of EBITDA under the Facility excludes certain items, generally noncash amounts and transactions reported in Other Income and Expense, that are otherwise included in the determination of earnings under generally accepted accounting principles in the Company's financial statements. As such, EBITDA as determined under the Facility's definition could be less than EBITDA as derived from the Company's financial statements in the future. The Company is currently not aware of any items that would result in EBITDA as determined under the Facility's definition being significantly less than EBITDA as derived from the Company's financial statements in the future.

     The financial covenants under the Facility are summarized below. EBITDA amounts are in thousands.

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
FOR THE QUARTER ENDING                         EBITDA     EBITDA     RATIO     COVERAGE
----------------------                        ---------   -------   --------   --------
                   ACTUAL
September 30, 2002..........................   $30,014     0.54       5.11       7.75
                  COVENANT
September 30, 2002..........................   $25,650     1.75       2.30       3.00
December 31, 2002...........................   $25,650     1.75       2.30       3.00

March 31, 2003..............................   $27,000     1.75       2.50       3.00
June 30, 2003...............................   $27,000     1.75       2.50       3.00
September 30, 2003..........................   $27,000     1.50       2.70       3.00
December 31, 2003...........................   $27,000     1.50       2.70       3.00

March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00

All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     The Company must achieve $6,042 of EBITDA in the fourth quarter of 2002 to remain in compliance with the minimum trailing twelve months EBITDA covenant shown above.

     The Facility prohibits payment of dividends and the repurchase of shares by the Company, limits annual lease expense and non-Facility debt, and restricts outlays of cash by the Company relating to certain investments, acquisitions and subordinate debt.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. These notes had an outstanding balance of $15.8 million as of September 30, 2002. In October 2002, $10.7 million of this balance was repaid with proceeds from the Term Loan. As of November 1, 2002, a balance of $4.7 million remains outstanding on these notes, substantially all of which is due in April 2003. The remaining notes bear interest, payable quarterly, at an interest rate of 10.0%. As these notes were refinanced with proceeds from the Term Loan, they are reflected as long-term as of September 30, 2002, net of amounts that are current under the Term Loan.

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

     Amounts Outstanding, Capacity and Maturities -- The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                                UNUSED CAPACITY
                                              AS OF               AS OF              AS OF
                                        SEPTEMBER 30, 2002   NOVEMBER 1, 2002   NOVEMBER 1, 2002
                                        ------------------   ----------------   ----------------
Revolving loan........................       $    --             $ 3,700            $18,546
Term loan.............................            --              15,000                n/a
Notes to affiliates...................        15,818               4,746                n/a
Other debt............................           539                 533                n/a
                                             -------             -------            -------
  Total debt..........................        16,357              23,979             18,546
  Less: discount on Facility..........            --              (2,930)               n/a
                                             -------             -------            -------
  Total debt, net of discount.........       $16,357             $21,049            $18,546
Letters of credit.....................       $ 7,063             $ 6,757            $13,243

     The following recaps the future maturities of this debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of November 1, 2002 while operating lease maturities are based on amounts outstanding as of September 30, 2002 (in thousands).

                             TWELVE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------------
                         2003      2004     2005     2006     2007    THEREAFTER    TOTAL
                        -------   ------   ------   ------   ------   ----------   -------
Revolving loan........  $    --   $   --   $3,700   $   --   $   --    $    --     $ 3,700
Term loan.............    1,500    2,250    3,000    3,750    4,500         --      15,000
Notes to affiliates...    4,746       --       --       --       --         --       4,746
Other debt............       83      114       62       60       57        157         533
                        -------   ------   ------   ------   ------    -------     -------
  Total debt..........  $ 6,329   $2,364   $6,762   $3,810   $4,557    $   157     $23,979
  Less: discount on
     Facility.........                                                              (2,930)
                                                                                   -------
  Total debt, net of
     discount.........                                                             $21,049
Operating lease
  obligations.........  $10,589   $8,551   $6,171   $4,901   $3,972    $13,867     $48,051

     The Company's letter of credit commitments as of September 30, 2002 expire as follows (in thousands):

                                    TWELVE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------
                                   2003    2004   2005    2006    2007    THEREAFTER   TOTAL
                                  ------   ----   -----   -----   -----   ----------   ------
Letters of credit...............  $6,539   $524   $ --    $ --    $ --      $  --      $7,063

     Outlook -- As noted above, the Company has generated positive free cash flow in most recent periods, and it currently has a relatively low level of debt. The Company does have approximately $16 million in tax payments resulting from the Emcor transaction that are due in March 2003. The Company anticipates that free cash flow from operations and borrowing capacity under the Facility will provide the Company with sufficient liquidity to fund these tax payments and to support its operations for the foreseeable future.

     The Company currently has $6.8 million in letters of credit outstanding. The Company self insures a significant portion of its workers compensation, auto liability and general liability risks. The Company uses third parties to manage this self insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on the Company's behalf. Under its current self-insurance arrangements, the Company expects that it will be required to post approximately $4.8 million in letters of credit before yearend, and approximately $2.4 million per quarter during the first three quarters of 2003. The Company does expect to recover at least $5 million of letters of credit currently outstanding over the next year. However, if the Company does not recover any of the letters of credit currently outstanding, then based on the potential insurance-related letter of credit requirements described above, the Company may have potential letter of credit requirements of approximately $18.9 million over the next year. In addition, the Company may receive other letter of credit requests in the ordinary course of business, and it may have a net increase in the amount of insurance-related letters of credit it must post when it renews its insurance arrangements in the fourth quarter of next year. Accordingly, the Company's letter of credit requirements over the next year may exceed the current letter of credit sublimit of $20 million under the Company's credit facility. If so, the Company may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. The Company believes that its relatively low levels of debt in comparison to its EBITDA and free cash flows would enable it to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no absolute assurance that the Company would be successful in doing so.

     As described above, the Company must comply with a number of financial covenants in connection with the Facility. While the Company currently complies with all of the Facility's covenants, the minimum EBITDA covenant is set at levels that leave only moderate room for variance based on the Company's recent performance. If the Company violates the Facility's minimum EBITDA covenant or any other of the Facility's covenants, it may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its relatively low levels of debt in comparison to its EBITDA and free cash flows would enable it to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no absolute assurance that the Company would be successful in doing so.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     On October 11, 2002 the Company granted a Stock Purchase Warrant (the "Warrant") to General Electric Capital Corporation for 409,051 shares of the Company's stock, at a purchase price per share of $0.01. The Warrant was given as consideration in connection with the Company's long-term debt financing. The Warrant was issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 10.1 Credit Agreement dated as of October 11, 2002 by and among the Company, as Borrower, and the other persons party thereto that are designated as credit parties, and General
         Electric Capital Corporation, as Agent, L/C Issuer and a
         Lender, and the other financial institutions party thereto, as Lenders. (Filed Herewith).
 10.2    Stock Purchase Warrant and Repurchase Agreement dated
         October 11, 2002 granted by the Company to General Electric
         Capital Corporation. (Filed Herewith).
 10.3 Registration Rights Agreement dated October 11, 2002 by and among the Company and General Electric Capital Corporation.
         (Filed Herewith).
 10.4    Employment Agreement dated November 4, 2002 by and among
         Comfort Systems USA (Texas), L.P. and Norman C. Chambers.
         (Filed Herewith).
 10.5 Restricted Stock Award Agreement dated November 1, 2002 from the Company to Norman C. Chambers. (Filed Herewith).
 99.1 Certification of William F. Murdy, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United
         States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
 99.2    Certification of J. Gordon Beittenmiller, Chief Financial
         Officer, pursuant to Section 1350, Chapter 63 of Title 18,
         United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).

     (b) Reports on Form 8-K

        None

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

November 4, 2002

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                                Executive Vice President,
                                           Chief Financial Officer and Director

November 4, 2002

                                 CERTIFICATION

     I, William F. Murdy, Chairman of the Board and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Comfort Systems USA, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 4, 2002                               /s/ WILLIAM F. MURDY
                                                     ------------------------------------------------
                                                     William F. Murdy
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                 CERTIFICATION

     I, J. Gordon Beittenmiller, Executive Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Comfort Systems USA, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 4, 2002                               /s/ J. GORDON BEITTENMILLER
                                                     ------------------------------------------------
                                                     J. Gordon Beittenmiller
                                                     Executive Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.1     Credit Agreement dated as of October 11, 2002 by and among the Company, as Borrower, and the other persons party
          thereto that are designated as credit parties, and General
          Electric Capital Corporation, as Agent, L/C Issuer and a
          Lender, and the other financial institutions party thereto, as Lenders. (Filed Herewith).
 10.2     Stock Purchase Warrant and Repurchase Agreement dated
          October 11, 2002 granted by the Company to General Electric
          Capital Corporation. (Filed Herewith).
 10.3     Registration Rights Agreement dated October 11, 2002 by and among the Company and General Electric Capital Corporation.
          (Filed Herewith).
 10.4     Employment Agreement dated to be effective as of November 4,
          2002 by and among Comfort Systems USA (Texas), L.P. and
          Norman C. Chambers. (Filed Herewith).
 10.5     Restricted Stock Award Agreement dated November 1, 2002 from the Company to Norman C. Chambers. (Filed Herewith).
 99.1     Certification of William F. Murdy, Chief Executive Officer,
          pursuant to Section 1350, Chapter 63 of Title 18, United
          States Code, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act Of 2002. (Filed herewith).
 99.2     Certification of J. Gordon Beittenmiller, Chief Financial
          Officer, pursuant to Section 1350, Chapter 63 of Title 18,
          United States Code, as adopted pursuant to Section 906 of
          the Sarbanes-Oxley Act Of 2002. (Filed herewith).