Form 10-K
period 2002-12-31
COMFORT SYSTEMS USA INC
filed 2003-03-31
CIK 1035983

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of March 25, 2003, the aggregate market value of the 36,200,882 shares of the registrant's common stock held by non-affiliates of the registrant was $179,918,384, based on the $4.97 last sale price of the registrant's common stock on the New York Stock Exchange on June 28, 2002.

     As of March 25, 2003, 37,923,494 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, national or regional declines in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Which May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

     Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry in 57 cities throughout the United States.

     We operate primarily in the commercial and industrial HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 96% of our consolidated 2002 revenues were derived from commercial and industrial customers with approximately 52% of the revenues attributable to installation services in newly constructed facilities and 48% attributable to maintenance, repair and replacement services. Our consolidated 2002 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

SERVICE ACTIVITY                                              PERCENTAGE OF REVENUE
----------------                                              ---------------------
HVAC........................................................            73
Plumbing....................................................            10
Building Automation Control Systems.........................             5
Electrical..................................................             3
Fire Protection.............................................             2
Other.......................................................             7
                                                                       ---
Total.......................................................           100

     We were originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated with our existing operations. Since we suspended our acquisition program in late 1999, we have sold or ceased operations at 29 companies through 2002.

     Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. These 19 operations provided $683.4 million and $657.9 million of our revenue in 2000 and 2001, respectively. We used the proceeds from this sale to reduce debt. We recognized a loss of $11.8 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see "Item 8 -- Financial Statements and Supplemental Data -- Notes 3 and 4."

     Our Internet address is http://www.csusafix.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

INDUSTRY OVERVIEW

     We believe that the HVAC industry as a whole generates annual revenues in excess of $75 billion, over $40 billion of which is in the commercial and industrial markets. HVAC systems are necessary to virtually all commercial and industrial buildings as well as homes. Because most commercial buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a building's operating costs and improves air quality and the HVAC system effectiveness. Older commercial and industrial facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many facility owners to consider replacing older systems early.

     Many factors positively affect HVAC industry growth, particularly (i) an aging installed base, (ii) increasing efficiency, sophistication and complexity of HVAC systems, (iii) opportunities associated with utility deregulation, (iv) increasing emphasis on indoor air quality, and (v) reduction or elimination of the refrigerants commonly used in older HVAC systems. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

     The HVAC industry can be broadly divided into two service functions:

     - installation in newly constructed facilities, which provided approximately 52% of our revenues in 2002, and

     - maintenance, repair and replacement, which provided the remaining 48% of our 2002 revenues.

     Installation Services. Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms that specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects and property managers. "Plan and spec" installation refers to projects where a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." We believe that "plan and spec" projects usually take longer to complete than "design and build" projects because the system design and installation process generally are not integrated and because the resulting bid process often takes months to complete. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

     Maintenance, Repair and Replacement Services. These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the demand for more efficient, sophisticated and complex systems and building automation controls have fueled growth in this service line. The increasing sophistication and complexity of these HVAC systems is leading many commercial and industrial building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, further restrictions have been placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial and industrial buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

STRATEGY

     We are focusing on strengthening operating competencies and increasing operating margins. The key elements of our operating strategy are:

          Achieve Excellence in Core Competencies. We have identified six core competencies, which we believe are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and intimacy, (ii) design and build expertise, (iii) estimating, (iv) job costing and job measurements, (v) safety, and (vi) service capability.

          Achieve Operating Efficiencies. We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting "best practices" operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. For example, we use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, advertising, bonding, insurance and employee benefits.

          Attract and Retain Quality Employees. We seek to attract and retain quality employees by providing them (i) an enhanced career path from working for a larger company, (ii) additional training, education and apprenticeships to allow talented employees to advance to higher-paying positions, (iii) the opportunity to realize a more stable income, and (iv) attractive benefits packages.

          Focus on Commercial and Industrial Markets. We primarily focus on the commercial and industrial markets with particular emphasis on "design and build" installation services and maintenance, repair and replacement services. We believe that the commercial and industrial HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 96% of our consolidated 2002 revenues were derived from commercial and industrial customers.

          Expand National Service Capabilities. We believe larger regional and national commercial and industrial companies can benefit from consolidating their HVAC needs with fewer HVAC service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we have developed a National Accounts Group with an interactive website and a call center to increase our ability to handle these types of customers. We are devoting increased marketing resources to expanding our customer base in regional and national service coverage.

          Increase Emphasis on Facility Automation Services. We believe we can expand our technical capabilities related to building automation control systems including HVAC lighting, building access control and fire alarms. We coordinate these services, manage national account opportunities and implement business development strategies across operating locations with expertise in providing these services.

          Leveraging Resources. We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We have also transferred our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs, and share expertise.

OPERATIONS SERVICES PROVIDED

     We provide a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial and industrial properties. We manage our locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Our local management is augmented by regional leadership that focuses its efforts on core business competencies, cooperation and coordination between locations, implementing best practices and focusing on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also take advantage of best practices by opportunistically combining certain back office and administrative functions at various locations.

     Installation Services. Our installation business related to newly constructed facilities, which comprised approximately 52% of our consolidated 2002 revenues involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial and industrial facilities. In a "design and build" installation, working with the customer, we determine the needed capacity, energy efficiency and type of building automation controls that best suit the proposed facility. Our engineer then estimates the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering provided by a customer or a general contractor.

     Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Most of our installation projects last from two weeks to one year and generate revenues from $50,000 to $3,000,000 per project. These projects are generally billed periodically as costs are incurred and, in most cases, with retainage of 5% to 10% that is held back until completion and successful start-up of the HVAC system.

     We also install process cooling systems and building automation controls and monitoring systems. Process cooling systems are used primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Building automation control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can be programmed to integrate energy management, security, fire, card key access, lighting and overall facility monitoring. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system communicates an exception when a system is operating outside pre-established parameters. Diagnosis of potential problems can be performed from the computer terminal which often can remotely adjust the control system.

     Maintenance, Repair and Replacement Services. Our maintenance, repair and replacement services comprised approximately 48% of our consolidated 2002 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Over two-thirds of our maintenance, repair and replacement revenues were derived from reconfiguring existing HVAC systems for commercial and industrial customers. Reconfiguration often uses consultative expertise similar to that provided in the "design and build" installation market.

     Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial and industrial service agreements usually have terms of one to three years, with automatic annual renewals. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

SOURCES OF SUPPLY

     The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by York Heating and Air Conditioning Corporation, Carrier Corporation, Trane Air Conditioning Company and Lennox International. The major suppliers of building automation control systems are Honeywell, Johnson Controls, Siemens, York, Automated Logic, Novar and Andover Control Corporation. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

SALES AND MARKETING

     We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2002 revenues. Management and a dedicated sales force have been responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner.

     We have a national sales team focusing on cross-marketing and business development opportunities that we believe are available to us as a regional or national provider of comprehensive commercial and industrial HVAC and related services. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets.

EMPLOYEES

     As of December 31, 2002, we had 6,088 employees, including 331 management personnel, 4,853 engineers, service and installation technicians, 253 sales personnel and 651 administrative personnel across our 84 operating locations. We have collective bargaining agreements covering approximately 108 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

RECRUITING, TRAINING AND SAFETY

     Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We coordinate our recruiting efforts via the Internet and at local technical schools and community colleges where students focus on learning basic industry skills. Additionally, we provide on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our company.

     We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have the requisite skills, sufficient background references and acceptable driving records, if applicable.

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in our operations are bodily injury, property damage and injured workers' compensation. We retain the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations.

     We are subject to certain claims and lawsuits arising in the normal course of business and maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and legal fees associated with certain of these actions in our consolidated financial statements. We do not believe uninsured losses, if any, resulting from the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

     We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers' warranties on equipment. We generally warrant labor for 30 days after servicing of existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

COMPETITION

     The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the commercial and industrial markets are based on (i) long-term customer relationships, (ii) quality, timeliness and reliability of services provided, (iii) competitive price, (iv) range of services provided and (v) scale of operation. To improve our competitive position we focus on both the highly consultative "design and build" installation market and the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to project financing and specialized technical skills for facilities owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price, if at all.

     We believe that we are larger than most of our competitors which are generally small, owner-operated companies that typically operate in a limited geographic area. However, there are larger companies, divisions of utility companies and equipment manufacturers that provide HVAC services in some of the same service lines and geographic locations we serve. Some of these competitors and potential competitors have greater financial resources than we do to finance development opportunities and support their operations. We believe our smaller competitors generally compete with us based on price and their long-term relationships with local customers. Our larger competitors compete with us on those factors but may also provide attractive financing and comprehensive service and product packages.

VEHICLES

     We operate a fleet of various owned or leased service trucks, vans and support vehicles. We believe these vehicles generally are well maintained and sufficient for our current operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements and (iv) regulations relating to worker safety and protection of the environment. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations we could be subject to substantial fines or revocation of our operating licenses.

     Many state and local regulations governing the HVAC services trades require individuals to hold permits and licenses. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of our service technicians who work in the state or county that issued the permit or license. We are implementing a policy to ensure that, where possible, we have two employees who hold any such permits or licenses that may be material to our operations in a particular geographic region.

     Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons, or CFCs, and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. We do not believe these regulations on CFCs will materially affect our business on the whole because although they require us to incur modest ongoing training costs, they also encourage our potential customers to update their HVAC systems.

EXECUTIVE OFFICERS

     We have five executive officers.

     William F. Murdy, age 61, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President and Chief Operating Officer, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

     Norman C. Chambers, age 53, has served as our President and as a director since November 2002. Prior to this, Mr. Chambers was Chief Operating Officer of Capstone Turbine Corporation, a small cap distributive generation technology company. From April 2000 to September 2001, Mr. Chambers served as President and Chief Executive Officer of Petrocosm Corporation, a privately held e-commerce business serving as a procurement portal for the energy industry. From June 1985 to April 2000, Mr. Chambers served in various positions with the Halliburton Companies. His responsibilities included construction, service, and business development at the Halliburton Company, including President of Halliburton Energy Development, Senior Vice President of the Halliburton Company and Managing Director of Brown & Root.

     J. Gordon Beittenmiller, age 44, has served as our Executive Vice President, Chief Financial Officer and a director since May 1998, and was our Senior Vice President, Chief Financial Officer and a director from

February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc., a publicly-traded multi-national manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President-Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

     William George III, age 38, has served as our Senior Vice President, General Counsel and Secretary since May 1998, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

     Milburn Honeycutt, age 39, has served as our Senior Vice President-Finance since March 2002, and was our Vice President and Corporate Controller from February 1997 to February 2002. He was promoted to Senior Vice President in September 2000. From 1994 to January 1997, Mr. Honeycutt was Financial Accounting Manager -- Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded multi-national waste services company. From 1986 to 1994, he held various positions with Arthur Andersen LLP and was a Certified Public Accountant.

ITEM 2. PROPERTIES

     We lease the real property and buildings from which we operate. Our facilities consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms we believe to be commercially reasonable. In many instances these leases are with the former owners (some of whom continue to work for us) of companies we purchased from 1997 through 1999. These leases were entered into in connection with the acquisition of the companies these individuals owned. To the extent we renew these leases or otherwise change them, we enter into such agreements on an arm's-length basis. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease the majority of our properties. We believe that our facilities are sufficient for our current needs.

     We lease our executive and administrative offices in Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to certain claims and lawsuits arising in the ordinary course of business and maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and legal fees associated with certain of these actions in our consolidated financial statements. In the opinion of our management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

                                                              HIGH     LOW
                                                              -----   ------
First Quarter, 2001.........................................  $2.78   $2.125
Second Quarter, 2001........................................  $4.24   $ 1.80
Third Quarter, 2001.........................................  $4.40   $ 2.15
Fourth Quarter, 2001........................................  $3.70   $ 2.29
First Quarter, 2002.........................................  $4.45   $ 3.63
Second Quarter, 2002........................................  $4.97   $ 3.90
Third Quarter, 2002.........................................  $4.80   $ 3.04
Fourth Quarter, 2002........................................  $3.58   $ 2.65
January 1 -- March 25, 2003.................................  $3.45   $ 2.52

     As of March 25, 2003, there were approximately 542 stockholders of record of our Common Stock, and the last reported sale price on that date was $2.63 per share.

     We have never declared or paid a dividend on our Common Stock. We currently expect to retain future earnings to repay debt and finance growth and, consequently, do not intend to declare any dividend on our Common Stock for the foreseeable future. In addition, our revolving credit agreement restricts our ability to pay dividends without the lenders' consent. Our Restricted Voting Common Stock converts to Common Stock upon sale and under certain other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2002, we did not issue any unregistered shares of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data has been derived from the audited financial statements of the Company. The historical financial statement data reflects the acquisitions of businesses accounted for as purchases as of their respective acquisition dates. The selected historical financial data below should be read in conjunction with the historical Consolidated Financial Statements and related notes.

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1998       1999       2000       2001       2002
                                             --------   --------   --------   --------   ---------
                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues.................................  $553,330   $801,747   $902,289   $882,861   $ 819,282
  Operating income (loss)..................  $ 46,434   $ 52,502   $(21,487)  $ 13,426   $  13,867
  Income (loss) from continuing
     operations............................  $ 23,069   $ 23,091   $(29,898)  $ (1,033)  $   5,479
  Discontinued operations --
     Operating results, net of tax.........  $ 11,944   $ 19,231   $ 13,045   $ 14,157   $     (36)
     Estimated loss on disposition,
       including tax.......................  $     --   $     --   $     --   $     --   $ (12,002)
  Cumulative effect of change in accounting
     principle, net of tax.................  $     --   $     --   $     --   $     --   $(202,521)
  Net income (loss)........................  $ 35,013   $ 42,322   $(16,853)  $ 13,124   $(209,080)
  Income (loss) per Share:
  Basic --
  Income (loss) from continuing
     operations............................  $   0.70   $   0.60   $  (0.80)  $  (0.03)  $    0.15
  Discontinued operations --
     Income (loss) from operations.........  $   0.36   $   0.50   $   0.35   $   0.38   $      --
     Estimated loss on disposition.........  $     --   $     --   $     --   $     --   $   (0.32)
  Cumulative effect of change in accounting
     principle.............................  $     --   $     --   $     --   $     --   $   (5.39)
                                             --------   --------   --------   --------   ---------
  Net income (loss)........................  $   1.06   $   1.10   $  (0.45)  $   0.35   $   (5.56)
                                             ========   ========   ========   ========   =========
  Diluted --
  Income (loss) from continuing
     operations............................  $   0.69   $   0.61   $  (0.80)  $  (0.03)  $    0.14
  Discontinued operations --
     Income (loss) from operations.........  $   0.35   $   0.48   $   0.35   $   0.38   $      --
     Estimated loss on disposition.........  $     --   $     --   $     --   $     --   $   (0.31)
  Cumulative effect of change in accounting
     principle.............................  $     --   $     --   $     --   $     --   $   (5.28)
                                             --------   --------   --------   --------   ---------
  Net income (loss)........................  $   1.04   $   1.09   $  (0.45)  $   0.35   $   (5.45)
                                             ========   ========   ========   ========   =========
BALANCE SHEET DATA:
  Working capital..........................  $249,371   $310,292   $309,472   $279,063   $  75,740
  Total assets.............................  $789,293   $934,530   $929,008   $876,625   $ 366,535
  Total debt, excluding discount...........  $203,066   $262,035   $246,394   $182,028   $  15,234
  Total stockholders' equity...............  $379,932   $418,965   $400,239   $413,821   $ 205,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Also see "Forward-Looking Statements" discussion.

INTRODUCTION

     We are a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial and industrial HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. The segment of the HVAC industry we serve can be broadly divided into two service functions: installation in newly constructed facilities, which provided approximately 52% of our revenues in 2002, and maintenance, repair and replacement, which provided the remaining 48% of our 2002 revenues.

     Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated with our existing operations.

     Beginning in the fourth quarter of 1999, we shifted our strategy from an acquisition-based growth strategy to an operating strategy that increased emphasis on improving our operating performance. Since then, we have sold or ceased operations at 29 locations through December 31, 2002. Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. These 19 operations provided $683.4 million and $657.9 million of our revenue in 2000 and 2001, respectively. We used the proceeds from this sale to reduce debt. The operating results of companies sold to Emcor have been reported as discontinued operations in the accompanying consolidated statements of operations. We recognized a loss of $11.8 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see "Item 8 -- Financial Statements and Supplemental Data -- Notes 3 and 4."

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this annual report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in the Form 10-K.

  PERCENTAGE OF COMPLETION METHOD OF ACCOUNTING

     Under the percentage of completion method of accounting as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract.

     An added complexity to the percentage of completion method of accounting is that changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments, and we recognize these revisions in the period in which they are determined. If such revisions lead us to conclude that we will recognize a loss on a contract, the full amount of the estimated ultimate loss is recognized in the period we reach that conclusion, regardless of the percentage of completion of the contract. Depending on the size of a project, variations from estimated project costs could have a significant impact on our operating results.

  ACCOUNTING FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We are required to estimate the collectibility of accounts receivable. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the creditworthiness of the customer, our prior collection history with the customer, the ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. The estimate of the allowance is based upon the best facts available and estimates are re-evaluated and adjusted as additional information is received.

  ACCOUNTING FOR SELF-INSURANCE LIABILITIES

     We are self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. We believe such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This new standard has two effects. First, we are no longer required to amortize goodwill against our operating results on a recurring basis. Second, we are required to regularly test the goodwill on our books to determine whether its value has been impaired, and if it has, immediately write off, as a component of operating income, the amount of the goodwill that is impaired.

     More specifically, we are required to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessments.

     As part of the adoption of SFAS No. 142, we were required to make a one-time determination of any transitional impairment loss by applying the standard's new, more rigorous valuation methodology. The result of this transitional analysis was a $202.5 million charge net of taxes reflected as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. We recorded an additional impairment charge of $0.2 million as a component of operating results during the fourth quarter of 2002.

RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                               2000                2001                2002
                                         ----------------    ----------------    -----------------
                                                              (IN THOUSANDS)
Revenues..............................   $902,289   100.0%   $882,861   100.0%   $ 819,282   100.0%
Cost of services......................    736,191    81.6%    717,284    81.2%     676,268    82.5%
                                         --------            --------            ---------
Gross profit..........................    166,098    18.4%    165,577    18.8%     143,014    17.5%
Selling, general and administrative
  expenses............................    153,563    17.0%    143,675    16.3%     127,051    15.5%
Goodwill amortization and
  impairment..........................      8,678     1.0%      8,238     0.9%         218      --
Restructuring charges.................     25,344     2.8%        238      --        1,878     0.2%
                                         --------            --------            ---------
Operating income (loss)...............    (21,487)   (2.4)%    13,426     1.5%      13,867     1.7%
Other expense, net....................    (10,508)   (1.2)%    (7,554)   (0.9)%     (3,485)   (0.4)%
Reductions in non-operating assets and
  liabilities, net....................     (1,095)   (0.1)%        --                   --
                                         --------            --------            ---------
Income (loss) before income taxes.....    (33,090)   (3.7)%     5,872     0.7%      10,382     1.3%
Income tax expense (benefit)..........     (3,192)              6,905                4,903
                                         --------            --------            ---------
Income (loss) from continuing
  operations..........................    (29,898)   (3.3)%    (1,033)   (0.1)%      5,479     0.7%
Discontinued operations --
  Operating results, net of tax.......     13,045              14,157                  (36)
  Estimated loss on disposition,
     including tax....................         --                  --              (12,002)
Cumulative effect of change in
  accounting principle, net of tax....         --                  --             (202,521)
                                         --------            --------            ---------
Net income (loss).....................   $(16,853)           $ 13,124            $(209,080)
                                         ========            ========            =========

  2002 COMPARED TO 2001

     Revenues -- Revenues decreased $63.6 million, or 7.2%, to $819.3 million in 2002 compared to 2001. The 7.2% decline in revenues was comprised of a 6.5% decline in revenues at ongoing operations and a 0.7% decline in revenues related to operations that were sold or shut down during 2001.

     The decline in revenues at ongoing operations in 2002 resulted primarily from the lagged effect of the general economic slowdown that began in 2001. This slowdown led to widespread delays in facility owners' decisions to proceed on both new and replacement projects, and has also resulted in a more competitive pricing environment. The decline in revenue is also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow. There can be no assurance, however, that this strategy will lead to improved profit margins in the near term. In view of these factors, particularly the decreased economic activity and increased price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

     Backlog primarily contains installation and replacement project work, and maintenance agreements. These projects generally last less than a year. Service work and short duration projects are generally billed as performed and therefore do not flow through backlog. Accordingly, backlog represents only a portion of our revenues for any given future period, and it represents revenues that are likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

     Backlog associated with continuing operations as of December 31, 2002 was $444.5 million, a 6.9% increase from December 31, 2001 backlog of $415.7 million. During the fourth quarter, we removed $16.0 million from backlog that related to a project that we now believe will not proceed. This project was first reflected in backlog in the third quarter of 2001. If this project is excluded from all applicable periods, our backlog reflected an increase of 11.2% from an adjusted December 31, 2001 backlog of $399.7 million.

     Gross Profit -- Gross profit decreased $22.6 million, or 13.6%, to $143.0 million in 2002 compared to 2001. As a percentage of revenues, gross profit decreased from 18.8% in 2001 to 17.5% in 2002.

     The decline in gross profit for the year as a whole is primarily due to a more competitive pricing environment as a result of the general economic slowdown which began in 2001. This slowdown also resulted in project delays at a number of our operations as decisions to start new construction activities as well as retrofit projects were delayed in the fourth quarter of 2001. These delays significantly affected our revenue volume and profitability during the first part of 2002.

     In the fourth quarter of 2002, we began experiencing cost overruns in certain operations as well as reduced activity levels in connection with renewed uncertainty about the economy and international events. These developments continued into the first quarter of 2003. We also undertook restructuring steps at our energy efficiency and national account operations in the first quarter of 2003. With the occurrence of these developments during what is traditionally a period of reduced seasonal activity, we expect we will report a net loss for the first quarter of 2003 that is comparable to the net loss from continuing operations that we reported in the first quarter of 2002. We do expect to be profitable in the second quarter and for 2003 as a whole.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $16.6 million, or 11.6%, to $127.1 million in 2002 compared to 2001. As a percentage of revenues, SG&A decreased from 16.3% in 2001 to 15.5% in 2002. During the fourth quarter of 2001, we estimated and recorded bad debt expense of approximately $3.5 million related to our receivables with Kmart, in light of that company's bankruptcy filing in January 2002. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to the Kmart receivables as a result of a settlement with Kmart. Excluding the Kmart charge in 2001 and reversal in 2002, SG&A declined $12.3 million, or 8.8%, to $127.9 million, and as a percentage of revenue, from 15.9% in 2001 to 15.6% in 2002. The decrease in SG&A is primarily due to a concerted effort to reduce SG&A throughout our Company. This effort included a reduction in corporate overhead at the end of the first quarter of 2002 in response to our smaller size following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations." Nonrecurring costs associated with this particular reduction were reflected as restructuring charges in March 2002.

     SG&A as a percentage of revenues for periods prior to the Emcor transaction is higher than historical levels because the financial statements do not allocate any corporate overhead to the discontinued operations. As a result, SG&A for continuing operations in those periods includes substantially the full amount of corporate office overhead that was in place to support our larger size prior to the sale of operations to Emcor.

     Goodwill Amortization and Impairment -- As discussed above, we no longer amortize goodwill via regular charges to our income statement due to our adoption of SFAS 142. See "Cumulative Effect of Change in Accounting Principle" for further discussion. We recorded an additional goodwill impairment charge of $0.2 million during the fourth quarter of 2002.

     Restructuring Charges -- During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate overhead in light of our smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, all of whom were terminated as of March 31, 2002. In addition, these charges include approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

     During the first quarter of 2001, we recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with our significant restructuring program in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     Other Expense, Net -- Other expense, net, primarily includes interest expense, and decreased $4.1 million, or 53.9%, to $3.5 million in 2002 compared to 2001. A portion of our actual interest expense in both years has been allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations in 2001 and 2002 was $13.8 million and $1.5 million, respectively. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in our borrowing capacity following the Emcor transaction. Other expense, net, for the second quarter of 2002 also includes a gain of $0.6 million on the sale of the residential portion of one of our operations. In addition, a gain of $0.7 million was recorded in the fourth quarter of 2002 related to the extinguishment of subordinated debt which was partially offset by the acceleration of the amortization of deferred debt costs of $0.4 million in October 2002 when we replaced our existing credit facility.

     Income Tax Expense -- Our effective tax rates associated with results from continuing operations for 2001 and 2002 were 117.6% and 47.2%, respectively. As a result of the discontinuation of goodwill amortization in connection with the adoption of SFAS No. 142 effective January 1, 2002, our 2002 effective tax rate no longer reflects a permanent difference between book income and tax income for goodwill amortization that is not deductible for tax purposes.

     Discontinued Operations -- On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In the second quarter of 2002, Emcor paid us that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction.

     Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on our part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining the Company's liability to Emcor in connection with the settlement of certain claims as described subsequently in this section. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce our debt. We paid $7.3 million of federal taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefits of $2.7 million, in "Estimated loss on disposition, including tax" in our results of operations in connection with the Emcor transaction. This charge primarily relates to a preliminary agreement to settle claims from Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we also agreed to partially reimburse Emcor for any loss on the eventual resolution of certain claims involving a project at one of the operations Emcor acquired from us, and we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further estimated that an additional $1.5 million of the remaining escrow would be applied against elements of the settlement that will not be fully resolved until a later date, principally the one open project referred to above. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we originally estimated in the first quarter.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in our results of operations. We realized a total loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of taxes, as of January 1, 2002. The reporting of our aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

     In March 2002, we also decided to divest of an additional operating company. In the first quarter of 2002, we recorded an estimated loss of $0.6 million from this planned disposition in "Estimated loss on disposition, including tax" in our results of operations. In the fourth quarter of 2002, we reversed this estimated loss because we decided not to sell this unit.

     During the second quarter of 2002, we sold a division of one of our operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of taxes, has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. We realized a loss of $0.3 million on the sale of this division. This loss is included in "Estimated loss on disposition, including tax" during the second quarter of 2002 in our results of operations.

     Cumulative Effect of Change in Accounting Principle -- Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required a transitional assessment of our goodwill assets.

     To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, we broke our operations into "reporting units," as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in our results of operations. The resulting non-cash charge was $202.5 million, net of taxes.

  2001 COMPARED TO 2000

     Revenues -- Revenues decreased $19.4 million, or 2.2%, to $882.9 million in 2001 compared to 2000. The 2.2% decline in revenue for 2001 was comprised of a 4.1% decline in revenues related to operations that were sold or shut down during late 2000 or in 2001, which was partially offset by 1.9% of internal growth.

     This low revenue growth resulted in part from a general slowing in the U.S. economy as well as management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow.

     Gross Profit -- Gross profit decreased $0.5 million, or 0.3%, to $165.6 million in 2001 compared to 2000. As a percentage of revenues, gross profit increased from 18.4% in 2000 to 18.8% in 2001. Excluding operations that were sold or shut down during late 2000 or in 2001, gross profit decreased $3.5 million, or 2.1%, to $166.2 million and gross profit as a percentage of revenues decreased from 19.9% in 2000 to 19.0% in 2001.

     Our gross profit margin was hurt by sub par gross profit performance from certain ongoing operations that were undergoing operational and management changes. The results of these operations generally improved in the second half of 2001 as compared to the first half. The negative effect on gross profit percentages of these operations was offset by the divestiture of certain operations in 2001 that performed poorly in 2000 and by the improvement in two of our larger operations.

     Selling, General and Administrative Expenses -- SG&A decreased $9.9 million, or 6.4%, to $143.7 million in 2001 as compared to 2000. As a percentage of revenues, SG&A decreased from 17.0% in 2000 to 16.3% in 2001. Excluding operations that were sold or shut down during late 2000 or in 2001, SG&A increased $1.4 million, or 1.0%, to $141.7 million in 2001 compared to 2000 and SG&A as a percentage of revenues decreased from 16.4% in 2000 to 16.2% in 2001. During the fourth quarter of 2001, we estimated and recorded bad debt expense of approximately $3.5 million related to our receivables with Kmart, in light of that company's bankruptcy filing in January 2002. Substantially all of the Kmart charge related to our ongoing operations that were not divested. Excluding both the Kmart charge as well as operations sold or shut down in late 2000 or in 2001, SG&A declined $2.1 million, or 1.5%, to $138.2 million, and as a percentage of revenue, from 16.4% in 2000 to 15.8% in 2001.

     SG&A as a percentage of revenues during these periods was higher than historical levels because the financial statements do not allocate any corporate overhead to the discontinued operations sold to Emcor, and therefore, SG&A does not reflect any potential reductions in corporate costs in response to this major change in our company. Excluding the Kmart charge, the decrease in SG&A is primarily related to operations that were sold or shut down as well as to a concerted effort to reduce SG&A throughout our company.

     Restructuring Charges -- During the first quarter of 2001, we recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with our significant restructuring program undertaken in the second half of 2000. These restructuring charges are net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

     As announced in the third quarter of 2000, management performed an extensive review of our operations during the second half of 2000. As part of this review, management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. As a result of these decisions, we estimated and recorded restructuring charges of approximately $25.3 million, primarily associated with restructuring efforts at certain underperforming operations and our decision to cease our e-commerce activities at Outbound Services, a subsidiary of our company. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining restructuring items primarily include severance and lease termination costs. These restructuring actions were substantially completed in 2001.

     During the third quarter of 2001, we decided to retain one of the operations that was previously held for sale and reversed approximately $0.3 million of non-cash charges related to the anticipated loss on the sale of this operation. This amount was offset by an additional loss on the sale in late September 2001 of the final operation that was identified as part of this restructuring program. The losses associated with the other operations that were sold were consistent with the amounts recorded as restructuring charges in 2000.

     Other Expense, Net -- Other expense, net, decreased $3.0 million, or 28.1%, to $7.6 million in 2001 compared to 2000. This decrease was primarily due to a reduction in interest expense as a result of the decline in our average debt levels throughout 2001 as compared to 2000. A portion of our actual interest expense in both years has been allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense related to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier periods. Interest expense allocated to the discontinued operations in 2000 and 2001 was $15.5 million and $13.8 million, respectively.

     Reductions in Non-Operating Assets and Liabilities, Net -- During 2000, we recorded a non-cash charge of approximately $1.1 million primarily related to the impairment of certain non-operating assets. This charge included an impairment of approximately $1.4 million to our minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. This charge also included an impairment of approximately $0.3 million related to notes receivable from former owners of businesses acquired. Offsetting these items was a gain of approximately $0.6 million on the reduction of a subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

     Income Tax Expense -- Our effective tax rates associated with results from continuing operations for 2000 and 2001 were 9.6% and 117.6%, respectively. Our provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions. The effective tax rate of 117.6% for 2001 is primarily due to the high level of permanent differences (primarily non-deductible goodwill amortization) as compared to the level of pre-tax income from continuing operations. In 2000, we reported income tax benefit of $3.2 million on a pre-tax loss from continuing operations of $33.1 million. This is primarily because of large restructuring-related writedowns of non-deductible goodwill that contributed to the 2000 book loss.

LIQUIDITY AND CAPITAL RESOURCES

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       2001       2002
                                                      --------   --------   ---------
                                                              (IN THOUSANDS)
Cash provided by (used in):
  Operating activities..............................  $ 58,172   $ 66,829   $  14,090
  Investing activities..............................  $(15,387)  $ (4,003)  $ 150,589
  Financing activities..............................  $(30,428)  $(68,222)  $(169,200)

Free cash flow:
  Cash provided by operating activities.............  $ 58,172   $ 66,829   $  14,090
  Purchases of property and equipment...............   (18,037)    (5,978)     (5,322)
  Proceeds from sales of property and equipment.....     1,937      1,011       1,551
                                                      --------   --------   ---------
Free cash flow......................................  $ 42,072   $ 61,862   $  10,319

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

     For the year ended December 31, 2002, we had positive free cash flow of $10.3 million as compared to $61.9 million for the same period in 2001. Free cash flow in 2000 was $42.1 million. The 2001 and 2000 cash flow amounts include the 19 operations we sold to Emcor in 2002. This sale primarily accounts for the lower cash flow amounts in 2002.

     The proceeds received at the closing of the Emcor transaction, the post-closing adjustment and related escrow received from Emcor, and free cash flow from our operations were all used to reduce our debt.

     Credit Facility -- Our primary current debt financing capacity consists of a $55 million senior credit facility, or the Facility, provided by a syndicate of three financial institutions led by General Electric Capital Corporation, or GE. The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all of our assets. The Facility was entered into on October 11, 2002 and replaces our previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility, or the Term Loan, is $15 million, which we borrowed upon the closing of the Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually. These scheduled payments are recapped below under Amounts Outstanding, Capacity and Maturities.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. We do not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement primarily as a result of our significant amount of voluntary prepayments of debt during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility.

     The Facility also includes a three-year $40 million revolving credit facility. Under this revolving credit facility, through July 31, 2003 we can borrow up to $25 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $20 million in letters of credit. After July 31, 2003, we can borrow up to $20 million under the revolving credit facility, with a maximum of $20 million available for letters of credit.

     Interest Rates and Fees -- We have a choice of two interest rate options for borrowings under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime rate of at least 75% of the U.S.'s 30 largest banks, as published each business day by the Wall Street Journal. An additional margin of 2.25% is then added to the higher of these two rates for borrowings under the Revolving Loan, while an additional margin of 2.75% is added to the higher of these two rates for borrowings under the Term Loan.

     Under the other interest rate option, borrowings bear interest based on designated rates that are described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Revolving Loan borrowings using this interest rate option then have 3.25% added to LIBOR, while Term Loan borrowings have 3.75% added to LIBOR.

     The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that we convert these floating interest rate terms on at least half of the Term Loan to fixed rates for at least a one-year term. In January 2003, we converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term. This transaction is a derivative and qualifies for hedge accounting treatment. As such, interest expense related to the hedged portion of this debt will be recorded at the fixed rate of 5.62% in our results of operations. Changes in market interest rates in any given period may increase or decrease the valuation of our obligations to the bank under this swap versus the bank's obligations to us. Such changes in market valuation will be reflected in stockholders' equity as other comprehensive income (loss) for that period, even though these obligations may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     Commitment fees of 0.5% per annum are payable on the unused portion of the Revolving Loan.

     We also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made, we may have to accelerate amortization of these deferred financing and professional costs. Additionally, we expect to charge approximately $0.5 million of deferred financing costs to interest expense in the first quarter of 2003 that were associated with higher levels of capacity under the Facility than the current total of $55 million.

     In connection with the Facility, we granted GE a warrant to purchase 409,051 shares of our common stock for nominal consideration. In addition, GE may "put," or require us to repurchase, these shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the Facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of our company, full repayments of amounts owing under the Facility, or a public offering of shares by us. This warrant and put are discussed in greater detail in Note 13, "Stockholders' Equity," to the Consolidated Financial Statements. The value of this warrant and put as of the start of the Facility of $2.9 million is reflected as a discount of our obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation is also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of our common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation in 2002 was $0.1 million.

     The weighted average interest rate that we currently pay on borrowings under the Facility is 5.6% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described above. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

     Restrictions and Covenants -- Borrowings under the Facility are specifically limited by our ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") and by our ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million.

     The definition of EBITDA under the Facility excludes certain items, generally non-cash amounts and transactions reported in Other Income and Expense, that are otherwise included in the determination of earnings under generally accepted accounting principles in our financial statements. As such, EBITDA as determined under the Facility's definition could be less than EBITDA as derived from our financial statements in the future.

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. Intra-quarter monthly covenants are at either the same or very similar levels to the quarter-end covenants shown below. EBITDA amounts are in thousands:

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
FOR THE QUARTER ENDING                         EBITDA     EBITDA     RATIO     COVERAGE
----------------------                        ---------   -------   --------   --------
ACTUAL
December 31, 2002...........................   $23,639     0.64       4.04       7.17
COVENANT
March 31, 2003..............................   $19,190     1.75       2.50       3.00
June 30, 2003...............................   $16,420     2.20       2.50       3.00
September 30, 2003..........................   $17,840     2.10       2.60       3.00
December 31, 2003...........................   $23,565     1.50       2.70       3.00
March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00
All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     Our trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant. Our lenders waived this violation. In addition, based on expectations of reduced operating results, at least through the first quarter of 2003 as described above under 2002 Compared to 2001 -- Gross Profit, our lenders agreed to reduce our minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these reduced levels, these covenants leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA would enable us to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

     The Facility prohibits us from paying dividends and repurchasing shares, limits annual lease expense and non-Facility debt, and restricts outlays of cash by us relating to certain investments, acquisitions and subordinate debt.

     Notes to Affiliates and Former Owners -- Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. As of December 31, 2002, these notes had been paid off. A gain of approximately $0.7 million was recognized in 2002 related to agreements with former owners for early repayment of certain of these notes, or other settlement of claims.

     Other Commitments -- As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our most significant off-balance sheet transactions include liabilities associated with noncancelable operating leases. We also have other off-balance sheet obligations involving letters of credit and surety guarantees.

     We enter into noncancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term. Typically we are liable to the lessor for the remaining lease payments under the term of the lease.

     Some customers require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

     We have reached a preliminary agreement with our surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of December 31, 2002, the amount of these assets is approximately $41.9 million. We have also posted a $5 million letter of credit as collateral for potential obligations under bonds.

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety's assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our revenues and profits could decline.

     Amounts Outstanding, Capacity and Maturities -- The following recaps our debt amounts outstanding and capacity (in thousands):

                                                                               UNUSED CAPACITY
                                                  AS OF           AS OF             AS OF
                                              DEC. 31, 2002   MARCH 25, 2003   MARCH 25, 2003
                                              -------------   --------------   ---------------
Revolving loan..............................     $   107         $12,975           $8,055(a)
Term loan...................................      14,625          14,625              n/a
Other debt..................................         502             495              n/a
                                                 -------         -------           ------
  Total debt................................      15,234          28,095            8,055
  Less: discount on Facility................      (2,850)         (2,750)             n/a
                                                 -------         -------           ------
  Total debt, net of discount...............     $12,384         $25,345           $8,055
                                                 =======         =======           ======
Letters of credit...........................     $ 9,800         $12,844           $7,156(b)

---------------

(a) This amount reflects combined revolving loan capacity and letter of credit capacity and therefore includes letter of credit capacity shown above of $7,156.
(b)  This amount is included in revolving loan capacity of $8,055 shown above.

     The increase in our borrowings outstanding under the revolving loan during the first quarter of 2003 primarily results from the payment of a $7.3 million tax liability relating to the Emcor transaction that was due in March 2003.

     The following recaps the future maturities of this debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of March 25, 2003 while operating lease maturities are based on amounts outstanding as of December 31, 2002 (in thousands):

                                    TWELVE MONTHS ENDED DECEMBER 31,
                              --------------------------------------------
                               2003      2004     2005      2006     2007    THEREAFTER    TOTAL
                              -------   ------   -------   ------   ------   ----------   -------
Revolving loan..............  $    --   $   --   $12,975   $   --   $   --    $    --     $12,975
Term loan...................    1,687    2,438     3,187    3,938    3,375         --      14,625
Other debt..................       86      112        57       58       58        124         495
                              -------   ------   -------   ------   ------    -------     -------
  Total debt................  $ 1,773   $2,550   $16,219   $3,996   $3,433    $   124     $28,095
  Less: discount on
     Facility...............                                                               (2,750)
                                                                                          -------
  Total debt, net of
     discount...............                                                              $25,345
                                                                                          =======
Operating lease
  obligations...............  $10,265   $8,260   $ 6,041   $4,789   $4,202    $15,425     $48,982

     As of December 31, 2002, we also have $9.8 million of letter of credit commitments, all of which will expire in 2003.

     Outlook -- As noted above, we have generated positive free cash flow in most recent periods, and we currently have a moderate level of debt. We anticipate that free cash flow from operations and borrowing capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future. However, we do not have a significant amount of excess borrowing capacity in comparison to expected working capital requirements over the balance of 2003. We believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to obtain new financing if necessary, but there can be no assurance that we would be successful in doing so.

     We currently have $12.8 million in letters of credit outstanding. We self-insure a significant portion of our workers compensation, auto liability and general liability risks. We use third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on our behalf. Under our current self-insurance arrangements, we expect that we will be required to post approximately $3.0 million per quarter during the first three quarters of 2003. In addition, we may receive other letter of credit requests in the ordinary course of business, and we may have a net increase in the amount of insurance-related letters of credit we must post when we renew our insurance arrangements in the fourth quarter of next year. Accordingly, our letter of credit requirements over the next year may exceed the current letter of credit sublimit of $20 million under our credit facility. If so, we may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. We believe that our levels of debt in comparison to our EBITDA and free cash flows would enable us to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that we would be successful in doing so.

     As described above, we must comply with a number of financial covenants in connection with the Facility. Our trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with covenant. Our lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003 as described above under 2002 Compared to 2001 -- Gross Profit, our lenders agreed to modify our minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to negotiate new borrowing terms under the

Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

SEASONALITY AND CYCLICALITY

     The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenues and operating results generally will be lower in the first and fourth calendar quarters.

     Historically, the construction industry has been highly cyclical. As a result, our volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangible assets. We adopted this new standard effective January 1, 2002. See Note 4 of the Consolidated Financial Statements for further discussion.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria, as well as any gain or loss on the sale of these operations, are presented as discontinued operations in our statements of operations. See Note 3 of the Consolidated Financial Statements for a discussion of our discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have any overall financial impact on our results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. In connection with our new credit facility, we fully amortized $0.4 million of deferred debt costs and recognized a $0.7 million gain on the extinguishment of subordinated debt in 2002. These amounts are recorded in "Other Expense, net" in our results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on our current year financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis for guarantees issued after December 31, 2002. Although we from time to time guarantee the performance of systems or designs we provide, we currently have no material guarantees.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and was adopted by us for all periods presented.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Our future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, national or regional declines in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results or cash flows on a quarterly or annual basis.

     Our success depends in part on our ability to integrate and further consolidate the companies we have acquired. These businesses operated as separate, independent entities prior to their affiliation with us, and there can be no assurance that we will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. The historical results are not necessarily indicative of our future results because, among other reasons, our subsidiary operations were not under common control or management prior to their acquisition. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to the acquisition.

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety's assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our revenues and profits could decline.

     The existing senior management at many of our subsidiary operations is generally comprised of former owners who committed to stay with their operations after acquisition. Certain of these individuals have suffered losses in the value of our common stock or have lower incomes than they averaged when they owned their former businesses. Further, former owners generally have noncompetition obligations that expire on the fifth anniversary of their date of acquisition, and thus these obligations expire from July 2002 through 2004. There is no assurance that we will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

     Key elements of our strategy are to both maintain and improve the profitability and cash flow of the individual businesses. Our level of success in this strategy, if any, will be affected by demand for new or replacement HVAC systems. In part, such demand will be contingent upon factors outside our control, such as the level of new construction or the potential for slower replacement based upon the overall level of activity in the economy. The HVAC industry is subject to both seasonal and cyclical variations, meaning that temperate weather and downturns in the domestic or regional economies will negatively affect overall demand for our services.

     The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems requires an adequate supply of skilled HVAC technicians. In addition, we depend on the senior management of the businesses we acquire and regional and corporate management to remain committed to our success. Accordingly, our ability to maintain and increase our productivity and profitability is also affected by our ability to employ, train and retain the skilled technicians necessary to meet our service requirements, and to retain senior management at the corporate, regional and local level.

     Our ability to generate positive cash flow at our historical levels in the future could be adversely impacted by a reduction in our billings and collections as a result of a decline in new projects. The risk associated with a decline in new projects could be further perpetuated by our accelerated billing for our project work because we will continue to incur costs on older projects where payment may have already been received from the customer. Such indebtedness, together with the financial and other restrictive covenants in our debt instruments, could limit our ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

     HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Our failure to comply, or the costs of compliance, with such laws and regulations could adversely affect our future results.

     Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of our Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the HVAC industry, the increasing supply of tradable stock, changes in analysts' earnings estimates, recommendations by analysts, or other events.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. In January 2003, we converted $10 million of our Term Loan to a fixed rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agree to pay fixed LIBOR-based interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR-based interest rate payments on $10 million for the same term. This transaction is a derivative and qualifies for hedge accounting treatment. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. Our debt with fixed interest rates consists of capital leases and various notes payable. This differs from the exposure for the fiscal year ended December 31, 2001 due to the elimination of convertible subordinated notes and subordinated notes as exposures. Our debt with variable interest rates consists entirely of our Facility. The following table presents principal amounts (stated in thousands) and related weighted average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2002:

                                2003     2004     2005     2006     2007    THEREAFTER    TOTAL    FAIR VALUE
                               ------   ------   ------   ------   ------   ----------   -------   ----------
LIABILITIES -- LONG-TERM
  DEBT:
  Fixed Rate Debt............  $   93   $  112   $   57   $   58   $   58      $124      $   502    $   502
  Average Interest Rate......     9.0%     8.1%     7.3%     7.2%     7.2%      6.2%         7.0%       7.0%
  Variable Rate Debt.........  $1,687   $2,438   $3,294   $3,938   $3,375      $ --      $14,732    $14,732
  Average Interest Rate......     5.2%     5.2%     5.2%     5.2%     5.2%      5.2%         5.2%       5.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Comfort Systems USA, Inc.
  Report of Independent Auditors............................   28
  Consolidated Balance Sheets...............................   29
  Consolidated Statements of Operations.....................   30
  Consolidated Statements of Stockholders' Equity...........   31
  Consolidated Statements of Cash Flows.....................   32
  Notes to Consolidated Financial Statements................   33

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets.

                                          ERNST & YOUNG LLP

Houston, Texas
March 28, 2003

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2002
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,156    $   6,104
  Accounts receivable, less allowance for doubtful accounts
     of $9,645 and $6,048...................................   175,735      168,392
  Other receivables.........................................     5,684        7,892
  Inventories...............................................    14,855       12,415
  Prepaid expenses and other................................    13,174       10,626
  Costs and estimated earnings in excess of billings........    19,413       17,964
  Assets related to discontinued operations.................   326,076           --
                                                              --------    ---------
          Total current assets..............................   559,093      223,393
PROPERTY AND EQUIPMENT, net.................................    18,956       16,111
GOODWILL, net...............................................   297,251      113,427
OTHER NONCURRENT ASSETS.....................................     1,325       13,604
                                                              --------    ---------
          Total assets......................................  $876,625    $ 366,535
                                                              ========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $     73    $   1,780
  Current maturities of notes to affiliates and former
     owners.................................................     2,374           --
  Accounts payable..........................................    57,719       56,773
  Accrued compensation and benefits.........................    23,626       22,830
  Billings in excess of costs and estimated earnings........    26,663       26,672
  Income taxes payable......................................     5,606        9,797
  Other current liabilities.................................    23,495       29,801
  Liabilities related to discontinued operations............   140,474           --
                                                              --------    ---------
          Total current liabilities.........................   280,030      147,653
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DISCOUNT OF
  $2,850 in 2002............................................   164,012       10,604
NOTES TO AFFILIATES AND FORMER OWNERS, NET OF CURRENT
  MATURITIES................................................    15,569           --
OTHER LONG-TERM LIABILITIES.................................     3,193        3,192
                                                              --------    ---------
          Total liabilities.................................   462,804      161,449
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................        --           --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................       393          393
  Treasury stock, at cost, 1,749,334 and 1,341,419 shares,
     respectively...........................................   (10,924)      (8,214)
  Additional paid-in capital................................   340,186      338,606
  Deferred compensation.....................................        --         (785)
  Retained earnings (deficit)...............................    84,166     (124,914)
                                                              --------    ---------
          Total stockholders' equity........................   413,821      205,086
                                                              --------    ---------
          Total liabilities and stockholders' equity........  $876,625    $ 366,535
                                                              ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000         2001         2002
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES....................................................   $902,289     $882,861     $ 819,282
COST OF SERVICES............................................    736,191      717,284       676,268
                                                               --------     --------     ---------
          Gross profit......................................    166,098      165,577       143,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    153,563      143,675       127,051
GOODWILL AMORTIZATION AND IMPAIRMENT........................      8,678        8,238           218
RESTRUCTURING CHARGES.......................................     25,344          238         1,878
                                                               --------     --------     ---------
          Operating income (loss)...........................    (21,487)      13,426        13,867
OTHER INCOME (EXPENSE):
  Interest income...........................................        261          112            71
  Interest expense..........................................    (11,349)      (8,112)       (4,951)
  Other.....................................................        580          446         1,395
                                                               --------     --------     ---------
          Other income (expense)............................    (10,508)      (7,554)       (3,485)
                                                               --------     --------     ---------
REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET.....     (1,095)          --            --
                                                               --------     --------     ---------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (33,090)       5,872        10,382
INCOME TAX EXPENSE (BENEFIT)................................     (3,192)       6,905         4,903
                                                               --------     --------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................    (29,898)      (1,033)        5,479
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable income tax
     benefit (expense) of $(8,977), $(9,627), and $1,880....     13,045       14,157           (36)
  Estimated loss on disposition, including income tax
     expense of $23,324.....................................         --           --       (12,002)
                                                               --------     --------     ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................    (16,853)      13,124        (6,559)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT OF $26,317.............................         --           --      (202,521)
                                                               --------     --------     ---------
NET INCOME (LOSS)...........................................   $(16,853)    $ 13,124     $(209,080)
                                                               ========     ========     =========
INCOME (LOSS) PER SHARE:
  Basic --
     Income (loss) from continuing operations...............   $  (0.80)    $  (0.03)    $    0.15
     Discontinued operations --
       Income (loss) from operations........................       0.35         0.38            --
       Estimated loss on disposition........................         --           --         (0.32)
     Cumulative effect of change in accounting principle....         --           --         (5.39)
                                                               --------     --------     ---------
     Net income (loss)......................................   $  (0.45)    $   0.35     $   (5.56)
                                                               ========     ========     =========
  Diluted --
     Income (loss) from continuing operations...............   $  (0.80)    $  (0.03)    $    0.14
     Discontinued operations --
       Income (loss) from operations........................       0.35         0.38            --
       Estimated loss on disposition........................         --           --         (0.31)
     Cumulative effect of change in accounting principle....         --           --         (5.28)
                                                               --------     --------     ---------
     Net income (loss)......................................   $  (0.45)    $   0.35     $   (5.45)
                                                               ========     ========     =========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
  Basic.....................................................     37,397       37,436        37,605
                                                               ========     ========     =========
  Diluted...................................................     37,397       37,436        38,367
                                                               ========     ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK          TREASURY STOCK       ADDITIONAL   DEFERRED   RETAINED        TOTAL
                                  -------------------   ---------------------    PAID-IN     COMPEN-    EARNINGS    STOCKHOLDERS'
                                    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SATION    (DEFICIT)      EQUITY
                                  ----------   ------   ----------   --------   ----------   --------   ---------   -------------
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1999....  39,258,913    $393    (1,695,524)  $(11,978)   $342,655    $    --    $  87,895     $ 418,965
  Issuance of Treasury Stock:
    Issuance of Employee Stock
      Purchase Plan shares......          --      --       329,212      2,254        (732)        --           --         1,522
  Common Stock repurchases......          --      --      (175,513)    (1,224)         --         --           --        (1,224)
  Shares exchanged in repayment
    of notes receivable.........          --      --      (385,996)    (1,975)         --         --           --        (1,975)
  Shares received from sale of
    businesses..................          --      --       (74,808)      (196)         --         --           --          (196)
  Net loss......................          --      --            --         --          --         --      (16,853)      (16,853)
                                  ----------    ----    ----------   --------    --------    -------    ---------     ---------
BALANCE AT DECEMBER 31, 2000....  39,258,913     393    (2,002,629)   (13,119)    341,923         --       71,042       400,239
  Issuance of Treasury Stock:
    Issuance of Employee Stock
      Purchase Plan shares......          --      --       398,287      2,570      (1,737)        --           --           833
  Shares received from sale of
    businesses..................          --      --      (144,992)      (375)         --         --           --          (375)
  Net income....................          --      --            --         --          --         --       13,124        13,124
                                  ----------    ----    ----------   --------    --------    -------    ---------     ---------
BALANCE AT DECEMBER 31, 2001....  39,258,913     393    (1,749,334)   (10,924)    340,186         --       84,166       413,821
  Issuance of Treasury Stock:
    Issuance of shares for
      options exercised.........          --      --       242,146      1,499        (803)        --           --           696
    Issuance of restricted
      stock.....................          --      --       275,000      1,698        (618)    (1,080)          --            --
  Shares exchanged in repayment
    of notes receivable.........          --      --       (49,051)      (204)         --         --           --          (204)
  Shares received from sale of
    business....................          --      --       (55,882)      (263)         --         --           --          (263)
  Shares received from
    settlement with former
    owner.......................          --      --        (4,298)       (20)         --         --           --           (20)
  Amortization of deferred
    compensation................          --      --            --         --        (159)       295           --           136
  Net loss......................          --      --            --         --          --         --     (209,080)     (209,080)
                                  ----------    ----    ----------   --------    --------    -------    ---------     ---------
BALANCE AT DECEMBER 31, 2002....  39,258,913    $393    (1,341,419)  $ (8,214)   $338,606    $  (785)   $(124,914)    $ 205,086
                                  ==========    ====    ==========   ========    ========    =======    =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       2001       2002
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(16,853)  $ 13,124   $(209,080)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities --
  Cumulative effect of change in accounting principle.......        --         --     202,521
  Estimated loss on disposition of discontinued
     operations.............................................        --         --      12,002
  Restructuring charges.....................................    25,344        238       1,878
  Reductions in non-operating assets and liabilities, net...     5,867         --          --
  Depreciation and amortization expense.....................    24,902     24,466       7,008
  Bad debt expense..........................................     5,883     10,329       3,701
  Deferred tax expense (benefit)............................    (2,590)    (1,408)      3,715
  Extinguishment of subordinated notes......................        --         --        (658)
  Amortization of debt financing costs......................     1,272      1,444       2,088
  Gain on sale of assets....................................      (697)      (199)       (893)
  Goodwill impairment.......................................        --         --         218
  Deferred compensation expense.............................        --         --         136
  Mark-to-market warrant obligation.........................        --         --         180
  Amortization of debt discount.............................        --         --         147
  Changes in operating assets and liabilities, net of
     effects of acquisitions and divestitures --
     (Increase) decrease in --
       Receivables, net.....................................   (36,791)    12,095      13,292
       Inventories..........................................     1,103        940       2,427
       Prepaid expenses and other current assets............     1,496     (3,516)      2,598
       Costs and estimated earnings in excess of billings...     9,373     11,007        (822)
       Other noncurrent assets..............................     2,002       (412)        565
     Increase (decrease) in --
       Accounts payable and accrued liabilities.............    21,946     (3,178)    (27,744)
       Billings in excess of costs and estimated earnings...    17,105      2,513       1,052
       Other, net...........................................    (1,190)      (614)       (241)
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    58,172     66,829      14,090
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (18,037)    (5,978)     (5,322)
  Proceeds from sales of property and equipment.............     1,937      1,011       1,551
  Proceeds from businesses sold, net of cash sold and
     transaction costs......................................       713        964     154,360
                                                              --------   --------   ---------
          Net cash provided by (used in) investing
            activities......................................   (15,387)    (4,003)    150,589
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     1,522        833          --
  Net borrowings payments on revolving line of credit.......    (1,515)   (60,000)   (163,593)
  Payments on other long-term debt..........................   (29,795)    (9,113)    (18,338)
  Borrowings of other long-term debt........................       584         58      15,202
  Repurchases of common stock...............................    (1,224)        --          --
  Debt financing costs......................................                           (3,167)
  Proceeds from exercise of options.........................        --         --         696
                                                              --------   --------   ---------
          Net cash used in financing activities.............   (30,428)   (68,222)   (169,200)
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    12,357     (5,396)     (4,521)
CASH AND CASH EQUIVALENTS, beginning of year -- continuing
  operations and discontinued operations....................     3,664     16,021      10,625
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, end of year -- continuing
  operations and discontinued operations....................  $ 16,021   $ 10,625   $   6,104
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 52% of the Company's consolidated 2002 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The Company's consolidated 2002 revenues related to the following service activities: HVAC -- 73%, plumbing -- 10%, building automation control systems -- 5%, electrical -- 3%, fire protection -- 2% and other -- 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

     Cash paid for interest for continuing and discontinued operations in 2000, 2001 and 2002 was approximately $25.8 million, $20.7 million and $5.3 million, respectively. Cash paid for income taxes for continuing and discontinued operations in 2000, 2001 and 2002 was approximately $13.1 million, $10.1 million and $10.7 million, respectively.

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

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated

                           COMFORT SYSTEMS USA, INC.

over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in "Other income (expense)" in the statement of operations.

  GOODWILL

     Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. As further discussed in Note 4, effective January 1, 2002, goodwill is no longer subject to scheduled amortization, but is subjected to an annual impairment test.

  LONG-LIVED ASSETS

     Long-lived assets are comprised principally of goodwill, property and equipment, and deferred income tax assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. The Company uses an estimate of future income from operations and cash flows, as well as other economic and business factors as a measure of recoverability of these assets.

  REVENUE RECOGNITION

     Under the percentage of completion method of accounting as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which the Company engages in connection with obtaining installation contracts, the Company estimates contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as the Company performs under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract.

     Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such a conclusion is reached, regardless of the percentage of completion of the contract. Depending on the size of a project, variations from estimated project costs could have a significant impact on the Company's operating results.

     Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

  ACCOUNTS RECEIVABLE

     Accounts receivable include amounts billed to but not paid by customers pursuant to retainage provisions in construction contracts. These amounts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. The retainage balances at December 31, 2001 and 2002 are $33.1 million, and are included in accounts receivable.

                           COMFORT SYSTEMS USA, INC.

     The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based upon the creditworthiness of its customer, prior collection history, the ongoing relationship with its customers, the aging of past due balances, the Company's lien rights, if any, in the property where the Company performed the work, and the availability, if any, of payment bonds applicable to the contract. The estimate of the allowance is based upon the best facts available and is re-evaluated and adjusted as additional information is received.

  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

     The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed under the terms of the contract. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

     Claims or unapproved change orders represent amounts to be recovered from the customer or other third parties for errors, changes in specifications or design or other unanticipated customer-related changes resulting in additional contract costs. These amounts are recorded as "Costs and estimated earnings in excess of billings" at their estimated net realizable amounts when realization is probable and such amounts can be reasonably estimated. These claims and unapproved change orders involve estimates which will be revised as additional information becomes known. The amounts for such claims and unapproved change orders that are currently included in costs and estimated earnings in excess of billings are not material.

  SELF-INSURANCE LIABILITIES

     The Company retains the risk of worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations.

  WARRANTY COSTS

     The Company typically warrants labor for the first year after installation on new HVAC systems. The Company generally warrants labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

  INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new accounting and reporting requirements for goodwill and other intangible assets. The Company adopted this new standard effective January 1, 2002. See Note 4 for further discussion.

                           COMFORT SYSTEMS USA, INC.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 effective January 1, 2002. Under SFAS No. 144, the operating results of companies sold or held for sale meeting certain criteria, as well as any gain or loss on the sale of these operations, are presented as discontinued operations in the Company's statements of operations. See Note 3 for a discussion of the Company's discontinued operations. The operating results for companies which were sold or shut down during 2001 are presented as continuing operations through the date of disposition. The adoption of SFAS No. 144 did affect the presentation of discontinued operations in the consolidated financial statements; however, it did not have any overall financial impact on the Company's results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. In connection with the Company's new credit facility, the Company fully amortized $0.4 million of deferred debt costs and recognized a $0.7 million gain on the extinguishment of subordinated debt in 2002. These amounts are recorded in "Other Expense, net" in the Company's statement of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. Implementation of the pronouncement will therefore have no impact on the Company's current year financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company on a prospective basis for guarantees issued after December 31, 2002. Although the Company from time to time guarantees the performance of systems or designs it provides, the Company does not currently have any material guarantees.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and was adopted by the Company for all periods presented.

  SEGMENT DISCLOSURE

     Comfort Systems' activities are within the mechanical services industry which is the single industry segment served by the Company. Under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have

                           COMFORT SYSTEMS USA, INC.

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

  CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company reviews its accounts receivable and provides estimates of allowances regularly.

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

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the stock option plan or the stock purchase plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of

                           COMFORT SYSTEMS USA, INC.

grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                         2000      2001       2002
                                                       --------   -------   ---------
Net Income (Loss) as reported........................  $(16,853)  $13,124   $(209,080)
Less: Compensation expense per SFAS No. 123, net of
  tax................................................    (3,212)   (3,569)     (3,290)
                                                       --------   -------   ---------
Pro forma Net Income (Loss)..........................  $(20,065)  $ 9,555   $(212,370)
                                                       ========   =======   =========
Net Income (Loss) Per Share -- Basic
Net Income (Loss) as reported........................  $  (0.45)  $  0.35   $   (5.56)
Less: Compensation expense per SFAS No. 123, net of
  tax................................................     (0.09)    (0.10)      (0.09)
                                                       --------   -------   ---------
Pro forma Net Income (Loss) per share................  $  (0.54)  $  0.25   $   (5.65)
                                                       ========   =======   =========
Net Income (Loss) Per Share -- Diluted
Net Income (Loss) as reported........................  $  (0.45)  $  0.35   $   (5.45)
Less: Compensation expense per SFAS No. 123, net of
  tax................................................     (0.09)    (0.10)      (0.08)
                                                       --------   -------   ---------
Pro forma Net Income (Loss) per share................  $  (0.54)  $  0.25   $   (5.53)
                                                       ========   =======   =========

     Stock Option Plans -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2000          2001          2002
                                             -----------   -----------   -----------
Expected dividend yield....................        0.00%         0.00%         0.00%
Expected stock price volatility............       52.42%        75.46%        64.87%
Risk free interest rate....................  5.58%-6.94%   4.92%-5.61%   4.07%-5.51%
Expected life of options...................   7-10 years      10 years      10 years

     Employee Stock Purchase Plan -- Compensation cost associated with the stock purchase plan is recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model with the following assumptions:

                                                                 2000         2001
                                                              -----------   ---------
Expected dividend yield.....................................        0.00%       0.00%
Expected volatility.........................................       76.24%     105.90%
Risk free interest rate.....................................  6.00%-6.30%       4.85%
Expected life of purchase rights............................    0.5 years   0.5 years

     The weighted average fair values of the purchase rights granted in 2000 and 2001 were $1.65 per share and $0.88 per share, respectively. No purchase rights were granted in 2002.

  RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

                           COMFORT SYSTEMS USA, INC.

3.  DISCONTINUED OPERATIONS

     On March 1, 2002, the Company sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

     The transaction with Emcor provided for a post-closing adjustment based on a final accounting, done after the closing of the transaction, of the net assets of the operations that were sold to Emcor. That accounting indicated that the net assets transferred to Emcor were approximately $7 million greater than a target amount that had been agreed to with Emcor. In the second quarter of 2002, Emcor paid the Company that amount, and released $2.5 million that had been escrowed in connection with this element of the transaction.

     Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on the Company's part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining the Company's liability to Emcor in connection with the settlement of certain claims as described subsequently in this section. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

     The net cash proceeds of approximately $164 million received to date from the Emcor transaction have been used to reduce the Company's debt. The Company paid $7.3 million of federal taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefits of $2.7 million, in "Estimated loss on disposition, including income tax" in the Company's statement of operations in connection with the Emcor transaction. This charge primarily relates to a preliminary agreement to settle claims from Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company also agreed to partially reimburse Emcor for any loss on the eventual resolution of certain claims involving a project at one of the operations Emcor acquired from the Company, and the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further estimated that an additional $1.5 million of the remaining escrow would be applied against elements of the settlement that will not be fully resolved until a later date, principally the one open project referred to above. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we originally estimated in the first quarter.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in the Company's statements of operations. The Company realized a total loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of taxes, as of January 1, 2002. The reporting of the Company's aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4.

                           COMFORT SYSTEMS USA, INC.

     In March 2002, the Company also decided to divest of an additional operating company. In the first quarter of 2002, the Company recorded an estimated loss of $0.6 million from this planned disposition in "Estimated loss on disposition, including income tax" in the Company's statement of operations. In the fourth quarter of 2002, the Company reversed this estimated loss because the Company decided not to sell this unit.

     During the second quarter of 2002, the Company sold a division of one of its operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of taxes, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. The Company realized a loss of $0.3 million on the sale of this division. This loss is included in "Estimated loss on disposition, including income tax" during the second quarter of 2002 in the Company's statement of operations.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Accounts receivable, net....................................    $140,061
Other current assets........................................      29,802
Property and equipment, net.................................      13,824
Goodwill, net...............................................     141,197
Other noncurrent assets.....................................       1,192
                                                                --------
  Total assets..............................................    $326,076
                                                                ========
Current maturities of debt and notes........................    $  1,262
Accounts payable............................................      43,847
Other current liabilities...................................      68,634
Long-term debt and notes....................................      21,842
Other long-term liabilities.................................       4,889
                                                                --------
  Total liabilities.........................................    $140,474
                                                                ========

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       2001      2002
                                                        --------   --------   -------
Revenues..............................................  $688,777   $663,421   $96,039
Pre-tax income (loss).................................  $ 22,022   $ 23,784   $(1,916)

     Interest expense allocated to the discontinued operations in 2000, 2001 and 2002 was $15.5 million, $13.8 million and $1.5 million, respectively. These amounts have been allocated based upon the Company's net investment in these operations.

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

                           COMFORT SYSTEMS USA, INC.

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

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations. The resulting non-cash charge was $202.5 million, net of taxes. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income. An additional impairment charge of $0.2 million was recorded during the fourth quarter of 2002.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Goodwill balance as of January 1, 2002(a)...................  $ 438,448
Impairment adjustments......................................   (229,056)
Goodwill related to sale of operations......................    (95,965)
                                                              ---------
Goodwill balance as of December 31, 2002....................  $ 113,427
                                                              =========

---------------

(a) A portion of this goodwill balance is included in assets related to discontinued operations in the Company's consolidated balance sheet.

     The unaudited results of operations presented below (in thousands) for the years ended December 31, 2000, 2001 and 2002 reflect the adoption of the non-amortization provisions of SFAS No. 142 effective January 1, 2000 and exclude the impact of the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Therefore, the component of the cumulative effect of change in accounting principle related to the operations sold to Emcor is included in the estimated loss on disposition for purposes of this table.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000      2001       2002
                                                        --------   -------   --------
Income (loss) from continuing operations..............  $(29,898)  $(1,033)  $  5,479
Add: Goodwill amortization, net of tax................     8,069     7,622         --
                                                        --------   -------   --------
Adjusted income (loss) from continuing operations.....   (21,829)    6,589      5,479
Discontinued operations --
Operating income (loss), net of tax...................    13,045    14,157        (36)
Add: Goodwill amortization, net of tax................     3,026     2,987         --
                                                        --------   -------   --------
Adjusted operating income (loss), net of tax..........    16,071    17,144        (36)
Estimated loss on disposition, including tax..........        --        --    (45,776)
                                                        --------   -------   --------
Adjusted net income (loss)............................  $ (5,758)  $23,733   $(40,333)
                                                        ========   =======   ========

                           COMFORT SYSTEMS USA, INC.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000      2001       2002
                                                        --------   -------   --------
Adjusted income (loss) per share:
  Basic --
     Income (loss) from continuing operations.........  $  (0.58)  $  0.18   $   0.15
     Discontinued operations --
       Income (loss) from operations..................      0.43      0.45         --
       Estimated loss on disposition..................        --        --      (1.22)
                                                        --------   -------   --------
     Net income (loss)................................  $  (0.15)  $  0.63   $  (1.07)
                                                        ========   =======   ========
  Diluted --
     Income (loss) from continuing operations.........  $  (0.58)  $  0.18   $   0.14
     Discontinued operations  --
       Income (loss) from operations..................      0.43      0.45         --
       Estimated loss on disposition..................        --        --      (1.19)
                                                        --------   -------   --------
     Net income (loss)................................  $  (0.15)  $  0.63   $  (1.05)
                                                        ========   =======   ========

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

     During the second half of 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. Management performed an extensive review of its operations during the second half of 2000 and as part of this review management decided to cease operating at three locations, sell five operations (including two smaller satellite operations), and merge two companies into other operations. The restructuring charges were primarily non-cash and included goodwill impairments of approximately $11.5 million and the writedown of other long-lived assets of approximately $8.5 million. The remaining items in these restructuring charges primarily included severance and lease termination costs.

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

                           COMFORT SYSTEMS USA, INC.

     Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (all of whom had been terminated by June 30, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer.

     Aggregated financial information for 2000 and 2001 related to the operations addressed by the 2000 and 2001 restructuring charges is as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      2001
                                                              --------   -------
Revenues....................................................  $ 48,010   $ 6,337
Operating loss..............................................  $(17,173)  $(2,666)

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2000, 2001 and 2002 (in thousands):

                                               BALANCE AT                          BALANCE AT
                                               BEGINNING                             END OF
                                               OF PERIOD    ADDITIONS   PAYMENTS     PERIOD
                                               ----------   ---------   --------   ----------
Year Ended December 31, 2000:
  Severance..................................    $   --      $2,487     $(1,269)     $1,218
  Lease termination costs and other..........        --       2,920        (608)      2,312
                                                 ------      ------     -------      ------
     Total...................................    $   --      $5,407     $(1,877)     $3,530
                                                 ======      ======     =======      ======
Year Ended December 31, 2001:
  Severance..................................    $1,218      $  350     $(1,358)     $  210
  Lease termination costs and other..........     2,312          --      (1,164)      1,148
                                                 ------      ------     -------      ------
     Total...................................    $3,530      $  350     $(2,522)     $1,358
                                                 ======      ======     =======      ======
Year Ended December 31, 2002:
  Severance..................................    $  210      $  846     $(1,056)     $   --
  Lease termination costs and other..........     1,148         704        (852)      1,000
                                                 ------      ------     -------      ------
     Total...................................    $1,358      $1,550     $(1,908)     $1,000
                                                 ======      ======     =======      ======

6.  REDUCTIONS IN NON-OPERATING ASSETS AND LIABILITIES, NET

     During 2000, the Company recorded a non-cash charge of approximately $1.1 million primarily related to the impairment of certain non-operating assets. This charge principally included an impairment of approximately $1.4 million to the Company's minority investment in two entities associated with the distribution and implementation of high-end engineering and design software. These entities have ceased operations. This charge also included an impairment of approximately $0.3 million related to notes receivable from former owners of businesses acquired by the Company. Offsetting these items was a gain of approximately $0.6 million on the reduction of the Company's subordinated note payable to a former owner in connection with the settlement of claims with this former owner.

                           COMFORT SYSTEMS USA, INC.

7.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                       ESTIMATED        DECEMBER 31,
                                                      USEFUL LIVES   -------------------
                                                        IN YEARS       2001       2002
                                                      ------------   --------   --------
Land................................................       N/A       $     60   $     --
Transportation equipment............................       3-7         17,790     15,094
Machinery and equipment.............................      3-10         16,391     16,443
Computer and telephone equipment....................       3-7         14,292     14,989
Buildings and leasehold improvements................      3-40          7,884      8,050
Furniture and fixtures..............................      3-10          5,672      5,971
                                                                     --------   --------
                                                                       62,089     60,547
Less -- Accumulated depreciation....................                  (43,133)   (44,436)
                                                                     --------   --------
  Property and equipment, net.......................                 $ 18,956   $ 16,111
                                                                     ========   ========

     Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $8.1 million, $8.0 million and $6.4 million, respectively.

8.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Balance at beginning of year............................  $ 3,735   $ 4,262   $ 9,645
Additions for bad debt expense..........................    3,612     7,632     2,088
Deductions for uncollectible receivables written off,
  net of recoveries.....................................   (2,875)   (2,249)   (5,685)
Allowance for doubtful accounts of businesses sold or
  held for sale.........................................     (210)       --        --
                                                          -------   -------   -------
Balance at end of year..................................  $ 4,262   $ 9,645   $ 6,048
                                                          =======   =======   =======

     Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Accrued warranty costs......................................  $ 2,697   $ 2,274
Accrued insurance expense...................................   11,615    11,838
Accrued interest............................................    1,446       213
Liabilities associated with discontinued operations.........       --     8,600
Other current liabilities...................................    7,737     6,876
                                                              -------   -------
                                                              $23,495   $29,801
                                                              =======   =======

                           COMFORT SYSTEMS USA, INC.

     Contracts in progress are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
Costs incurred on contracts in progress.....................  $ 472,849   $ 463,684
Estimated earnings, net of losses...........................    116,134     113,952
Less -- Billings to date....................................   (596,233)   (586,344)
                                                              ---------   ---------
                                                              $  (7,250)  $  (8,708)
                                                              =========   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  19,413   $  17,964
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (26,663)    (26,672)
                                                              ---------   ---------
                                                              $  (7,250)  $  (8,708)
                                                              =========   =========

     Other long-term liabilities consist of the following (in thousands):

                                                               2001     2002
                                                              ------   ------
Warrant and put obligation..................................  $   --   $3,177
Deferred income taxes.......................................   2,925       --
Other long-term liabilities.................................     268       15
                                                              ------   ------
                                                              $3,193   $3,192
                                                              ======   ======

9.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Revolving credit facility...................................  $163,700   $   107
Term loan...................................................        --    14,625
Notes to affiliates and former owners.......................    17,943        --
Other.......................................................       385       502
                                                              --------   -------
  Total debt................................................   182,028    15,234
  Less -- current maturities................................    (2,447)   (1,780)
                                                              --------   -------
  Total long-term portion of debt...........................   179,581    13,454
  Less -- discount on Facility..............................        --    (2,850)
                                                              --------   -------
  Long-term portion of debt, net of discount................  $179,581   $10,604
                                                              ========   =======

                           COMFORT SYSTEMS USA, INC.

     At December 31, 2002, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31 --
  2003......................................................  $ 1,780
  2004......................................................    2,550
  2005......................................................    3,351
  2006......................................................    3,996
  2007......................................................    3,433
  Thereafter................................................      124
                                                              -------
                                                              $15,234
                                                              =======

  CREDIT FACILITY

     The Company's primary current debt financing capacity consists of a $55 million senior credit facility (the "Facility") provided by a syndicate of three financial institutions led by General Electric Capital Corporation ("GE"). The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and replaces the Company's previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility (the "Term Loan") is $15 million, which the Company borrowed upon the closing of Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. We do not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement primarily as a result of the significant amount of voluntary prepayments of debt made by the Company during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility.

     The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan"). Under this revolving credit facility, through July 31, 2003, the Company can borrow up to $25 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $20 million in letters of credit. After July 31, 2003, the Company can borrow up to $20 million under the revolving credit facility, with a maximum of $20 million available for letters of credit.

     The Company has reached a preliminary agreement with its surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of December 31, 2002 the amount of these assets is approximately $41.9 million. The Company has also posted a $5 million letter of credit as collateral for potential obligations under bonds.

                           COMFORT SYSTEMS USA, INC.

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

     The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that the Company convert these floating interest rate terms on at least half of the Term Loan to fixed rates for at least a one-year term. In January 2003, the Company converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a swap transaction under which the Company agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term. This transaction is a derivative and qualifies for hedge accounting treatment. As such, interest expense related to the hedged portion of this debt will be recorded at the fixed rate of 5.62% in the Company's statement of operations. Changes in market interest rates in any given period may increase or decrease the market valuation of the Company's obligations to the bank under this swap versus the bank's obligations to the Company. Such changes in market valuation will be reflected in stockholders' equity as other comprehensive income (loss) for that period, even though these obligations may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments.

     Commitment fees of 0.5% per annum are payable on the unused portion of the Revolving Loan.

     The Company also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made, the Company may have to accelerate amortization of these deferred financing and professional costs. Additionally, the Company expects to charge approximately $0.5 million of deferred financing costs to interest expense in the first quarter of 2003 that were associated with higher levels of capacity under the Facility than the current total of $55 million.

     In connection with the Facility, the Company granted GE a warrant to purchase 409,051 shares of Company common stock for nominal consideration. In addition, GE may "put," or require the Company to repurchase, these shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the Facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of the Company, full repayment of amounts owing under the Facility, or a public offering of shares by the Company. This warrant and put are discussed in greater detail in Note 13, "Stockholders' Equity." The value of this warrant and put as of the start of the Facility of $2.9 million is reflected as a discount of the Company's obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation is also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not

                           COMFORT SYSTEMS USA, INC.

have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation in 2002 was $0.1 million.

     The weighted average interest rate that the Company currently pays on borrowings under the Facility is 5.6% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described above. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

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

     The definition of EBITDA under the Facility excludes certain items, generally non-cash amounts and transactions reported in Other Income and Expense, that are otherwise included in the determination of earnings under generally accepted accounting principles in the Company's financial statements. As such, EBITDA as determined under the Facility's definition could be less than EBITDA as derived from the Company's financial statements in the future.

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. Intra-quarter monthly covenants are at either the same or very similar levels to the quarter-end covenants shown below. EBITDA amounts are in thousands.

                                                          FINANCIAL COVENANTS
                                               -----------------------------------------
                                                                     MINIMUM
                                                MINIMUM               FIXED
                                               TRAILING    MAXIMUM    CHARGE    MINIMUM
                                               12 MONTHS   DEBT TO   COVERAGE   INTEREST
           FOR THE QUARTER ENDING               EBITDA     EBITDA     RATIO     COVERAGE
           ----------------------              ---------   -------   --------   --------
ACTUAL
December 31, 2002............................   $23,639     0.64       4.04       7.17
COVENANT
March 31, 2003...............................   $19,190     1.75       2.50       3.00
June 30, 2003................................   $16,420     2.20       2.50       3.00
September 30, 2003...........................   $17,840     2.10       2.60       3.00
December 31, 2003............................   $23,565     1.50       2.70       3.00
March 31, 2004...............................   $29,000     1.50       3.00       3.00
June 30, 2004................................   $29,000     1.50       3.00       3.00
September 30, 2004...........................   $29,000     1.25       3.00       3.00
December 31, 2004............................   $29,000     1.25       3.00       3.00
All quarters thereafter......................   $31,000     1.25       3.00       3.00

     The Company's trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant. Our lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003, the Company's lenders agreed to modify the minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in

                           COMFORT SYSTEMS USA, INC.

comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

     The Facility prohibits payment of dividends and the repurchase of shares by the Company, limits annual lease expense and non-Facility debt, and restricts outlays of cash by the Company relating to certain investments, acquisitions and subordinate debt.

  NOTES TO AFFILIATES AND FORMER OWNERS

     Subordinated notes were issued to former owners of certain purchased companies as part of the consideration used to acquire their companies. As of December 31, 2002, these notes had been paid off. A gain of approximately $0.7 million was recognized in 2002 related to agreements with former owners for early repayment of certain of these notes, or other settlement of claims.

  AMOUNTS OUTSTANDING AND CAPACITY

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                               UNUSED CAPACITY
                                                  AS OF           AS OF             AS OF
                                              DEC. 31, 2002   MARCH 25, 2003   MARCH 25, 2003
                                              -------------   --------------   ---------------
Revolving loan..............................     $   107         $12,975           $8,055(a)
Term loan...................................      14,625          14,625              n/a
Other debt..................................         502             495              n/a
                                                 -------         -------           ------
  Total debt................................      15,234          28,095            8,055
  Less: discount on Facility................      (2,850)         (2,750)             n/a
                                                 -------         -------           ------
  Total debt, net of discount...............     $12,384         $25,345           $8,055
                                                 =======         =======           ======
Letters of credit...........................     $ 9,800         $12,844           $7,156(b)

---------------

(a) This amount reflects combined revolving loan capacity and letter of credit capacity and therefore includes letter of credit capacity shown above of $7,156.
(b)  This amount is included in revolving loan capacity of $8,055 shown above.

     The increase in the Company's borrowings outstanding under the revolving loan during the first quarter of 2003 primarily results from the payment of a $7.3 million tax liability relating to the Emcor transaction that was due in March 2003.

  OTHER LONG-TERM OBLIGATIONS DISCLOSURES

     The Company estimates the fair value of long-term debt as of December 31, 2001 and 2002 to be approximately the same as the recorded value.

     The Company has generated positive operating cash flow in most recent periods, and it currently has a moderate level of debt. The Company anticipates that cash flow from operations and borrowing capacity under the Facility will provide the Company with sufficient liquidity to fund its operations for the foreseeable future. However, the Company does not have a significant amount of excess borrowing capacity in comparison to expected working capital requirements over the balance of 2003. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain new financing if necessary, but there can be no assurance that it would be successful in doing so.

                           COMFORT SYSTEMS USA, INC.

     Some customers require the Company to post letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. Certain of the Company's vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on the Company's behalf, such as to beneficiaries under its self-funded insurance program. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. To date the Company has not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

     The Company currently has $12.8 million in letters of credit outstanding. The Company self-insures a significant portion of its worker's compensation, auto liability and general liability risks. The Company uses third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on the Company's behalf. Under its current self-insurance arrangements, the Company expects that it will be required to post approximately $3.0 million per quarter during the first three quarters of 2003. In addition, the Company may receive other letter of credit requests in the ordinary course of business, and it may have a net increase in the amount of insurance-related letters of credit it must post when it renews its insurance arrangements in the fourth quarter of next year. Accordingly, the Company's letter of credit requirements over the next year may exceed the current letter of credit sublimit of $20 million under the Company's credit facility. If so, the Company may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that the Company would be successful in doing so.

     As described above, the Company must comply with a number of financial covenants in connection with the Facility. The Company's trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with covenant. The Company's lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003, the Company's lenders agreed to modify the minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

                           COMFORT SYSTEMS USA, INC.

10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      2001      2002
                                                           -------   -------   ------
Current --
  Federal................................................  $(2,173)  $ 6,826   $  290
  State and Puerto Rico..................................    2,246     2,299      948
                                                           -------   -------   ------
                                                                73     9,125    1,238
                                                           -------   -------   ------
Deferred --
  Federal................................................   (3,588)   (2,000)   2,884
  State and Puerto Rico..................................      323      (220)     781
                                                           -------   -------   ------
                                                            (3,265)   (2,220)   3,665
                                                           -------   -------   ------
                                                           $(3,192)  $ 6,905   $4,903
                                                           =======   =======   ======

     The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             2000      2001     2002
                                                           --------   ------   ------
Income tax expense (benefit) at the statutory rate.......  $(11,582)  $2,055   $3,634
Increase resulting from --
  State income taxes, net of federal tax effect..........     1,119    1,605    1,123
  Non-deductible goodwill amortization...................     2,267    2,238       --
  Non-deductible goodwill writeoffs related to
     restructuring.......................................     4,300       --       --
  Non-deductible expenses................................       701      987      146
  Other..................................................         3       20       --
                                                           --------   ------   ------
                                                           $ (3,192)  $6,905   $4,903
                                                           ========   ======   ======

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred income tax assets --
  Accounts receivable and allowance for doubtful accounts...  $ 3,884   $ 2,226
  Goodwill..................................................       --     9,632
  Accrued liabilities and expenses..........................    6,092     7,230
  Net operating loss........................................    2,933     4,055
  Other.....................................................    1,663       445
                                                              -------   -------
          Total deferred income tax assets..................   14,572    23,588
                                                              -------   -------
Deferred income tax liabilities --
  Property and equipment....................................   (1,102)   (1,026)
  Long-term contracts.......................................   (1,562)   (1,262)
  Goodwill..................................................   (4,205)       --
  Other.....................................................       --       (46)
                                                              -------   -------
          Total deferred income tax liabilities.............   (6,869)   (2,334)
                                                              -------   -------
Less -- Valuation allowance.................................   (1,046)   (2,545)
                                                              -------   -------
          Net deferred income tax assets....................  $ 6,657   $18,709
                                                              =======   =======

     The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Deferred income tax assets --
  Prepaid expenses and other................................  $ 9,582   $ 9,285
  Other non-current assets..................................       --     9,424
                                                              -------   -------
Total deferred income tax assets............................    9,582    18,709
                                                              -------   -------
Deferred income tax liabilities  --
  Other long-term liabilities...............................   (2,925)       --
                                                              -------   -------
  Net deferred income tax assets............................  $ 6,657   $18,709
                                                              =======   =======

     At December 31, 2002 the Company had $4.1 million of available state net operating loss carry forwards for income tax purposes which expire 2013-2022.

     At December 31, 2002, the Company's net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

                           COMFORT SYSTEMS USA, INC.

11.  EMPLOYEE BENEFIT PLANS

     The Company and certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages in 2002 and up to 6% of covered employees' salaries or wages in previous periods and totaled $4.5 million for 2000, $4.5 million for 2001 and $3.3 million for 2002. Of these amounts, approximately $1.8 million and $0.8 million was payable to the plans at December 31, 2001 and 2002, respectively.

     Certain of the Company's subsidiaries also participate in various multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $0.3 million for 2000, $0.2 million for 2001 and $0.3 million for 2002. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

12.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $15.5 million, $16.2 million and $16.6 million, respectively. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from three to ten years and provide for certain escalations in the rental expenses each year. Included in the 2000, 2001 and 2002 rent expense above is approximately $4.5 million, $5.8 million and $4.7 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
  2003......................................................   $10,265
  2004......................................................     8,260
  2005......................................................     6,041
  2006......................................................     4,789
  2007......................................................     4,202
  Thereafter................................................    15,425
                                                               -------
                                                               $48,982
                                                               =======

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

  SELF-INSURANCE

     The Company retains the risk of worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per accident or occurrence. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and

                           COMFORT SYSTEMS USA, INC.

industry averages utilizing the assistance of an actuary to determine the best estimate of these obligations. A wholly owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material effect on the Company's consolidated financial statements.

  SURETY

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

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of the Company's business has required bonds. While the Company has enjoyed a longstanding relationship with its surety, current market conditions as well as changes in the surety's assessment of the Company's operating and financial risk could cause the surety to decline to issue bonds for the Company's work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that the Company could easily achieve these alternatives. Accordingly, if the Company were to experience an interruption in the availability of bonding capacity, the Company's revenues and profits could decline.

13.  STOCKHOLDERS' EQUITY

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

     The Company awarded 75,000 shares of restricted stock to its President on November 1, 2002 under its 2000 Equity Incentive Plan. The shares are subject to forfeiture if the Company does not meet certain performance measures for the twelve-month period ending December 31, 2003 or if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse upon achievement of the performance measures and pro rata over a four-year period.

     Compensation expense relating to the grants will be charged to earnings over the four-year period. The initial value of the award was established based on the market price on the date of grant. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized against earnings based upon the market value of the stock until the achievement of performance measures. The value of the stock grant remaining after this determination will be amortized ratably over the remaining three years of the restricted period.

                           COMFORT SYSTEMS USA, INC.

  TREASURY STOCK

     On October 5, 1999, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to buy up to 4.0 million shares of its Common Stock. During 1999, the Company purchased approximately 1.8 million shares at a cost of approximately $12.9 million. During 2000, the Company purchased approximately 0.2 million shares at a cost of approximately $1.2 million. Under the current terms of the Company's credit facility, the Company is prohibited from purchasing additional shares of its Common Stock.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of December 31, 2002, there were 1,128,112 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, convertible subordinated notes, warrants and contingently issuable restricted stock. Options to purchase 3.2 million shares of Common Stock at prices ranging from $3.81 to $21.44 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the respective average market price of the Common Stock. Options had an anti-dilutive effect for the years ended December 31, 2000 and 2001 because the Company reported a loss from continuing operations during these periods, and therefore, were not included in the diluted EPS calculation. The Company would have included 175,767 shares related to the dilutive impact of stock options for the year ended December 31, 2000 and 62,688 shares related to the dilutive impact of stock options for the year ended December 31, 2001 if it were not for the loss from continuing operations during each of these periods.

     Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the years ended December 31, 2000 and 2001, and therefore, are not included in the diluted EPS calculation. The convertibility provisions of the remaining convertible subordinated notes expired during the first quarter of 2002. The dilutive impact of the warrants is computed assuming the issuance of shares required to fulfill the warrant obligation at the end of the reporting period. The after-tax

                           COMFORT SYSTEMS USA, INC.

loss related to the warrant's mark-to-market adjustment was $0.1 million in 2002 and this amount is added to net income for purposes of calculating diluted earnings per share. The shares associated with contingently issuable restricted stock are included in diluted earnings per share because it is probable that the performance requirement for the issuance of these shares will be met.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     2001     2002
                                                             ------   ------   ------
Common shares outstanding, end of period(a)................  37,256   37,510   37,642
Effect of using weighted average common shares
  outstanding..............................................     141      (74)     (37)
                                                             ------   ------   ------
Shares used in computing earnings per share -- basic.......  37,397   37,436   37,605
Effect of shares issuable under stock option plans based on
  the treasury stock method................................      --       --      381
Effect of shares issuable related to warrants..............      --       --      213
Effect of contingently issuable restricted shares..........      --       --      168
                                                             ------   ------   ------
Shares used in computing earnings per share -- diluted.....  37,397   37,436   38,367
                                                             ======   ======   ======

---------------

(a) Excludes 275,000 shares of contingently issuable restricted stock outstanding as of December 31, 2002 (see "Restricted Stock Grant" paragraphs above).

  WARRANT

     In connection with the arrangement of the Company's new debt facility as described above in Note 9, "Long-Term Debt Obligations," the Company granted GE, its lender, a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The warrant agreement also provides for the following:

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

     The initial value of this warrant and put of $2.9 million is reflected as a discount of the Company's obligations under its debt facility with GE, net of amortization of $0.1 million, and as an obligation in long-term liabilities. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period and in the Company's long-term warrant obligation, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation in 2002 was $0.1 million.

                           COMFORT SYSTEMS USA, INC.

14.  STOCK OPTION PLANS

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

  NON-EMPLOYEE DIRECTORS' STOCK PLAN

     In March 1997, the Company's stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors' Plan is 500,000 shares. The Directors' Plan provided for the automatic grant of options to purchase 10,000 shares to each non-employee director serving at the commencement of the initial public offering of the Company.

     Each non-employee director will be granted options to purchase 10,000 shares at the time of the initial election. In addition, each non-employee director is automatically granted options to purchase an additional 10,000 shares at each annual meeting of the stockholders that is more than two months after the date of the director's initial election. All options are granted with an exercise price equal to the fair market value at the date of grant and are immediately vested upon grant.

     Either at the time of the initial public offering or upon election as a director, options were granted to six members of the board of directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received options for shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. One former employee received an annual grant in 2000. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director. As of December 31, 2002, 130,000 options were outstanding related to this plan.

     The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2002.

     The Company has never altered the price of any option after its grant.

                           COMFORT SYSTEMS USA, INC.

     The following table summarizes activity under the Company's stock option plans:

                                      2000                         2001                         2002
                           --------------------------   --------------------------   ---------------------------
                                         WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                          AVERAGE                      AVERAGE                       AVERAGE
FIXED OPTIONS               SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
-------------              ---------   --------------   ---------   --------------   ----------   --------------
Outstanding at beginning
  of year................  4,557,133       $15.18       7,356,159       $ 9.35        7,158,722       $8.59
Granted..................  3,692,000       $ 3.29         585,000       $ 2.34          229,000       $3.79
Exercised................         --       $   --              --       $   --         (242,146)      $2.88
Forfeited................   (892,974)      $13.95        (782,437)      $10.94       (1,627,275)      $9.90
Expired..................         --       $   --              --       $   --               --       $  --
                           ---------                    ---------                    ----------
Outstanding at end of
  year...................  7,356,159       $ 9.35       7,158,722       $ 8.59        5,518,301       $8.26
                           =========                    =========                    ==========
Options exercisable at
  year-end...............  1,838,099                    3,044,485                     3,579,155
Weighted-average fair
  value of options
  granted during the
  year...................  $    2.46                    $    1.93                    $     2.90

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                                                                             NUMBER
                         NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
RANGE OF               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE       AT        WEIGHTED-AVERAGE
EXERCISE PRICES        AT 12/31/02   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/02      EXERCISE PRICE
---------------        -----------   ----------------   ----------------   -----------   ----------------
$2.14 - 7.625........   3,184,958       7.76 years           $ 3.27         1,501,271         $ 3.36
$11.75 - 16.875......   1,764,018       1.92 years           $13.64         1,603,074         $13.53
$17.875 - 21.438.....     569,325       2.39 years           $19.50           474,810         $19.44
                        ---------                                           ---------
$2.14 - 21.438.......   5,518,301       5.34 years           $ 8.26         3,579,155         $10.05
                        =========                                           =========

  EMPLOYEE STOCK PURCHASE PLAN

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

                           COMFORT SYSTEMS USA, INC.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2001 and 2002 is summarized as follows (in thousands, except per share data):

                                                                       2001
                                                     -----------------------------------------
                                                        Q1         Q2         Q3         Q4
                                                     --------   --------   --------   --------
Revenues...........................................  $203,581   $228,547   $235,156   $215,577
Gross profit.......................................  $ 36,428   $ 43,220   $ 44,563   $ 41,366
Operating income (loss)............................  $ (1,353)  $  5,504   $  6,949   $  2,326
Income (loss) from continuing operations...........  $ (2,352)  $  1,177   $  1,277   $ (1,135)
Discontinued operations --
  Operating results, net of tax....................  $  3,452   $  2,114   $  4,365   $  4,226
Net income.........................................  $  1,100   $  3,291   $  5,642   $  3,091
INCOME (LOSS) PER SHARE:
  Basic --
     Income (loss) from continuing operations......  $  (0.06)  $   0.03   $   0.03   $  (0.03)
     Discontinued operations --
       Income from operations......................      0.09       0.06       0.12       0.11
                                                     --------   --------   --------   --------
     Net income....................................  $   0.03   $   0.09   $   0.15   $   0.08
                                                     ========   ========   ========   ========
  Diluted --
     Income (loss) from continuing operations......  $  (0.06)  $   0.03   $   0.03   $  (0.03)
     Discontinued operations --
       Income from operations......................      0.09       0.06       0.12       0.11
                                                     --------   --------   --------   --------
     Net income....................................  $   0.03   $   0.09   $   0.15   $   0.08
                                                     ========   ========   ========   ========
  Cash flow from operations........................  $  6,836   $ 25,170   $  9,772   $ 25,051

                                                                       2002
                                                    ------------------------------------------
                                                       Q1          Q2         Q3         Q4
                                                    ---------   --------   --------   --------
Revenues..........................................  $ 190,550   $212,557   $215,331   $200,844
Gross profit......................................  $  30,453   $ 38,759   $ 40,060   $ 33,742
Operating income (loss)...........................  $  (3,932)  $  8,137   $  7,922   $  1,740
Income (loss) from continuing operations..........  $  (3,943)  $  5,170   $  3,740   $    512
Discontinued operations --
  Operating results, net of tax...................  $     197   $   (233)  $     --   $     --
  Estimated loss on disposition, including tax....  $ (10,987)  $   (169)  $     --   $   (846)
Income (loss) before cumulative effect of change
  in accounting principle.........................  $ (14,733)  $  4,768   $  3,740   $   (334)
Cumulative effect of change in accounting
  principle.......................................  $(202,521)  $     --   $     --   $     --
Net income (loss).................................  $(217,254)  $  4,768   $  3,740   $   (334)

                           COMFORT SYSTEMS USA, INC.

                                                                       2002
                                                    ------------------------------------------
                                                       Q1          Q2         Q3         Q4
                                                    ---------   --------   --------   --------
INCOME (LOSS) PER SHARE:
  Basic --
     Income (loss) from continuing operations.....  $   (0.11)  $   0.14   $   0.10   $   0.01
     Discontinued operations --
       Income (loss) from operations..............       0.01      (0.01)        --         --
       Estimated loss on disposition..............      (0.29)        --         --      (0.02)
     Cumulative effect of change in accounting
       principle..................................      (5.40)        --         --         --
                                                    ---------   --------   --------   --------
     Net income (loss)............................  $   (5.79)  $   0.13   $   0.10   $  (0.01)
                                                    =========   ========   ========   ========
  Diluted --
     Income (loss) from continuing operations.....  $   (0.11)  $   0.13   $   0.10   $   0.01
     Discontinued operations --
       Income (loss) from operations..............       0.01      (0.01)        --         --
       Estimated loss on disposition..............      (0.29)        --         --      (0.02)
     Cumulative effect of change in accounting
       principle..................................      (5.40)        --         --         --
                                                    ---------   --------   --------   --------
     Net income (loss)............................  $   (5.79)  $   0.12   $   0.10   $  (0.01)
                                                    =========   ========   ========   ========
  Cash flow from operations.......................  $  (9,262)  $ 10,955   $ 12,114   $    283

     The sum of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes, warrants, and contingently issuable restricted stock in each quarter.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For a discussion of a change in the Company's accountants, please see our Current Report on Form 8-K dated May 24, 2002.

                                    PART III

ITEMS 10 TO 15 INCLUSIVE

     These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days before the date of this report on Form 10-K, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act fairly represents, in all material respects, our financial condition, results of operations and cash flows.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 27 of this report and is incorporated herein by reference.

          (2) Financial Statement Schedules:

             None.

     (b) Reports on Form 8-K

          None.

     (c) Exhibits

          Reference is made to the Index of Exhibits beginning on page 66 which index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMFORT SYSTEMS USA, INC.

                                          By:     /s/ WILLIAM F. MURDY
                                            ------------------------------------
                                                      William F. Murdy
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          By:  /s/ J. GORDON BEITTENMILLER
                                            ------------------------------------
                                                  J. Gordon Beittenmiller
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: March 31, 2003

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below, constitute and appoint J. Gordon Beittenmiller and William George, and each of them as their true and lawful attorneys-in-fact and agents, with full power and substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ WILLIAM F. MURDY                   Chairman of the Board and Chief     March 31, 2003
 ------------------------------------------------            Executive Officer
                 William F. Murdy


              /s/ NORMAN C. CHAMBERS                       President and Director         March 31, 2003
 ------------------------------------------------
                Norman C. Chambers


           /s/ J. GORDON BEITTENMILLER                Executive Vice President, Chief     March 31, 2003
 ------------------------------------------------      Financial Officer and Director
             J. Gordon Beittenmiller                   (Principal Accounting Officer)


               /s/ HERMAN E. BULLS                                Director                March 31, 2003
 ------------------------------------------------
                 Herman E. Bulls


            /s/ VINCENT J. COSTANTINI                             Director                March 31, 2003
 ------------------------------------------------
              Vincent J. Costantini

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


          /s/ ALFRED J. GIARDINELLI, JR.                          Director                March 31, 2003
 ------------------------------------------------
            Alfred J. Giardinelli, Jr.


               /s/ STEVEN S. HARTER                               Director                March 31, 2003
 ------------------------------------------------
                 Steven S. Harter


               /s/ JAMES H. SCHULTZ                               Director                March 31, 2003
 ------------------------------------------------
                 James H. Schultz


            /s/ ROBERT D. WAGNER, JR.                             Director                March 31, 2003
 ------------------------------------------------
              Robert D. Wagner, Jr.

                                 CERTIFICATION

I, William F. Murdy, Chairman of the Board and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Comfort Systems USA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report

Our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ WILLIAM F. MURDY
                                          --------------------------------------
                                                     William F. Murdy
                                                Chairman of the Board and
                                                 Chief Executive Officer

Dated: March 31, 2003

                                 CERTIFICATION

I, J. Gordon Beittenmiller, Executive Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Comfort Systems USA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report

Our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated: March 31, 2003

                               INDEX OF EXHIBITS

                                                                                   INCORPORATED BY REFERENCE
                                                                              TO THE EXHIBIT INDICATED BELOW AND
                                                                                    TO THE FILING WITH THE
                                                                                  COMMISSION INDICATED BELOW
                                                                              -----------------------------------
EXHIBIT                                                                        EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS                     NUMBER      FILING OR FILE NUMBER
-------                             -----------------------                   ----------    ---------------------
     3.1       --    Second Amended and Restated Certificate of                   3.1           333-24021
                     Incorporation of the Registrant.
     3.2       --    Certificate of Amendment dated May 21, 1998.                 3.2         1998 Form 10-K
     3.3       --    Bylaws of the Registrant, as amended.                        3.3         1999 Form 10-K
     4.1       --    Form of certificate evidencing ownership of Common           4.1           333-24021
                     Stock of the Registrant.
   *10.1       --    Comfort Systems USA, Inc. 1997 Long-Term Incentive          10.1           333-24021
                     Plan.
   *10.2       --    Comfort Systems USA, Inc. 1997 Non-Employee                 10.2           333-24021
                     Directors' Stock Plan.
   *10.3       --    Form of Employment Agreement between the Registrant         10.4           333-24021
                     and J. Gordon Beittenmiller.
   *10.4       --    Form of Employment Agreement between the Registrant         10.5           333-24021
                     and William George III.
   *10.5       --    Form of Employment Agreement between the Registrant,        10.10          333-24021
                     Eastern Heating & Cooling, Inc. and Alfred J.
                     Giardinelli, Jr.
   *10.6       --    Employment Agreement between the Registrant,                10.17        1998 Form 10-K
                     Shambaugh & Son, Inc. and Mark P. Shambaugh.
    10.7       --    Form of Agreement among certain stockholders.               10.16          333-24021
    10.8       --    Lease dated October 31, 1998, between Mark Shambaugh        10.28        1998 Form 10-K
                     and Shambaugh & Sons, Inc. (Opportunity Drive).
    10.9       --    Lease dated October 31, 1998, between Mark Shambaugh        10.29        1998 Form 10-K
                     and Shambaugh & Son, Inc. (Di Salle Boulevard).
    10.10      --    Lease dated October 31, 1998, between Mark Shambaugh        10.30        1998 Form 10-K
                     and Shambaugh & Sons, Inc. (Speedway Drive).
    10.11      --    Lease dated October 31, 1998, between Mark Shambaugh        10.31        1998 Form 10-K
                     and Shambaugh & Sons, Inc. (South Bend).
    10.12      --    Lease dated October 31, 1998, between Mark Shambaugh        10.32        1998 Form 10-K
                     and Shambaugh & Sons, Inc. (Lafayette).
   *10.13      --    Employment Agreement between William F. Murdy and the       10.2       Second Quarter 2000
                     Registrant dated June 27, 2000.                                            Form 10-Q
   *10.14      --    Comfort Systems USA, Inc. 2000 Incentive Plan.              10.7       Second Quarter 2000
                                                                                                Form 10-Q
   *10.15      --    Employment Agreement between the Registrant and             10.35        2000 Form 10-K
                     Milburn Honeycutt dated January 2, 2001.
    10.16      --    Purchase Agreement between the Registrant and EMCOR-         2.1       February 2002 Form
                     CSI Holding Co. dated February 11, 2002.                                      8-K
   *10.17      --    Form of Restricted Stock Award Agreement between            10.2       First Quarter 2002
                     William F. Murdy and the Company dated March 22,                           Form 10-Q
                     2002.
   *10.18      --    Employment Agreement between David Lanphar and the          10.1       Second Quarter 2002
                     Company dated September 1, 2001.                                          Form 10-Q/A
   *10.19      --    Amendment to the 1997 Non-Employee Directors' Stock         10.3       Second Quarter 2002
                     Plan dated May 23, 2002.                                                  Form 10-Q/A

                                                                                   INCORPORATED BY REFERENCE
                                                                              TO THE EXHIBIT INDICATED BELOW AND
                                                                                    TO THE FILING WITH THE
                                                                                  COMMISSION INDICATED BELOW
                                                                              -----------------------------------
EXHIBIT                                                                        EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS                     NUMBER      FILING OR FILE NUMBER
-------                             -----------------------                   ----------    ---------------------
    10.20      --    Credit Agreement dated as of October 11, 2002 by and        10.1       Third Quarter 2002
                     among the Company, as Borrower, and the other persons                      Form 10-Q
                     party thereto that are designated as credit parties,
                     and General Electric Capital Corporation, as Agent,
                     L/C Issuer and a Lender, and the other financial
                     institutions party thereto, as Lenders.
    10.21      --    Stock Purchase Warrant and Repurchase Agreement dated       10.2       Third Quarter 2002
                     October 11, 2002 granted by the Company to General                         Form 10-Q
                     Electric Capital Corporation.
    10.22      --    Registration Rights Agreement dated October 11, 2002        10.3       Third Quarter 2002
                     by and among the Company and General Electric Capital                      Form 10-Q
                     Corporation.
   *10.23      --    Employment Agreement dated November 4, 2002 by and          10.4       Third Quarter 2002
                     among Comfort Systems USA (Texas), L.P. and Norman C.                      Form 10-Q
                     Chambers.
   *10.24      --    Restricted Stock Award Agreement dated November 1,          10.5       Third Quarter 2002
                     2002 from the Company to Norman C. Chambers.                               Form 10-Q
    10.25      --    Amendment No. 1 to Credit Agreement dated as of                          Filed Herewith
                     December 9, 2002 by and between the Company and
                     General Electric Capital Corporation, as Agent for
                     the Lenders.
    10.26      --    Amendment No. 2 to Credit Agreement dated as of                          Filed Herewith
                     December 20, 2002 by and between the Company, the
                     other credit parties, and General Electric Capital
                     Corporation, as Agent for the Lenders.
    10.27      --    Waiver and Amendment No. 3 to Credit Agreement dated                     Filed Herewith
                     as of March 28, 2003.
    16.1       --    Letter from Arthur Andersen LLP to the Securities and    Exhibit 16    May 24, 2002 Form 8-K
                     Exchange Commission dated May 24, 2002.
    21.1       --    List of subsidiaries of Comfort Systems USA, Inc.                        Filed Herewith
    23.1       --    Consent of Ernst & Young LLP.                                            Filed Herewith
    24.1       --    Power of Attorney (included in the signature page                        Filed Herewith
                     hereto).
    99.1       --    Certification Of William F. Murdy pursuant to Section                    Filed Herewith
                     906 of the Sarbanes-Oxley Act of 2002.
    99.2       --    Certification Of J. Gordon Beittenmiller pursuant to                     Filed Herewith
                     Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.