Form 10-Q
period 2003-03-31
COMFORT SYSTEMS USA INC
filed 2003-05-06
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     The number of shares outstanding of the issuer's common stock, as of May 2, 2003 was 37,891,008.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                            PAGE
                                                                            ----
                         PART I -- FINANCIAL STATEMENTS
Item 1    --  Financial Statements
              COMFORT SYSTEMS USA, INC.
              Consolidated Balance Sheets.................................    2
              Consolidated Statements of Operations.......................    3
              Consolidated Statements of Stockholders' Equity.............    4
              Consolidated Statements of Cash Flows.......................    5
              Condensed Notes to Consolidated Financial Statements........    6
Item 2    --  Management's Discussion and Analysis of Financial Condition    21
              and Results of Operations...................................
Item 3    --  Quantitative and Qualitative Disclosures about Market          35
              Risk........................................................
Item 4    --  Controls and Procedures.....................................   35

                          PART II -- OTHER INFORMATION
Item 1    --  Legal Proceedings...........................................   36
Item 2    --  Recent Sales of Unregistered Securities.....................   36
Item 6    --  Exhibits and Reports on Form 8-K............................   36
Signatures................................................................   37

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  2002            2003
                                                              -------------   ------------
                                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                        AMOUNTS)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  6,083        $ 11,329
  Accounts receivable, less allowance for doubtful accounts
     of $6,028 and $6,197...................................     167,177         155,229
  Other receivables.........................................       7,879           7,524
  Inventories...............................................      12,268          11,201
  Prepaid expenses and other................................      10,612          10,706
  Costs and estimated earnings in excess of billings........      17,881          16,868
  Assets related to discontinued operations.................       2,643           1,397
                                                                --------        --------
          Total current assets..............................     224,543         214,254
PROPERTY AND EQUIPMENT, net.................................      16,072          15,361
GOODWILL....................................................     112,545         112,545
OTHER NONCURRENT ASSETS.....................................      13,375          12,575
                                                                --------        --------
          Total assets......................................    $366,535        $354,735
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,780        $  1,980
  Accounts payable..........................................      56,496          53,759
  Accrued compensation and benefits.........................      22,111          19,445
  Billings in excess of costs and estimated earnings........      26,672          25,822
  Income taxes payable......................................       9,797              --
  Other current liabilities.................................      29,780          31,118
  Liabilities related to discontinued operations............       1,017             301
                                                                --------        --------
          Total current liabilities.........................     147,653         132,425
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DISCOUNT
  OF $2,850 AND $2,700......................................      10,604          19,274
OTHER LONG-TERM LIABILITIES.................................       3,192           2,931
                                                                --------        --------
          Total liabilities.................................     161,449         154,630
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --              --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393             393
  Treasury stock, at cost, 1,341,419 and 1,367,905 shares...      (8,214)         (8,277)
  Additional paid-in capital................................     338,606         338,270
  Deferred compensation.....................................        (785)           (480)
  Other comprehensive income (loss).........................          --             (71)
  Retained earnings (deficit)...............................    (124,914)       (129,730)
                                                                --------        --------
          Total stockholders' equity........................     205,086         200,105
                                                                --------        --------
          Total liabilities and stockholders' equity........    $366,535        $354,735
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2002        2003
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                                                   (UNAUDITED)
REVENUES....................................................  $ 189,626    $182,414
COST OF SERVICES............................................    159,376     154,662
                                                              ---------    --------
          Gross profit......................................     30,250      27,752
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     32,393      30,949
RESTRUCTURING CHARGES.......................................      1,878       1,162
                                                              ---------    --------
          Operating loss....................................     (4,021)     (4,359)
OTHER INCOME (EXPENSE):
  Interest income...........................................         30           9
  Interest expense..........................................     (1,899)     (1,373)
  Other.....................................................        312        (249)
                                                              ---------    --------
          Other income (expense)............................     (1,557)     (1,613)
                                                              ---------    --------
LOSS BEFORE INCOME TAXES....................................     (5,578)     (5,972)
INCOME TAX BENEFIT..........................................     (1,577)     (1,969)
                                                              ---------    --------
LOSS FROM CONTINUING OPERATIONS.............................     (4,001)     (4,003)
DISCONTINUED OPERATIONS:
  Operating income, net of applicable income tax benefit
     (expense) of $1,723 and $(54)..........................        255          99
  Estimated loss on disposition, including income tax
     expense of $25,978 and $231............................    (10,987)       (912)
                                                              ---------    --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    (14,733)     (4,816)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT OF $26,317.............................   (202,521)         --
                                                              ---------    --------
NET LOSS....................................................  $(217,254)   $ (4,816)
                                                              =========    ========
INCOME (LOSS) PER SHARE:
  Basic --
     Loss from continuing operations........................  $   (0.11)   $  (0.11)
     Discontinued operations --
       Income from operations...............................       0.01          --
       Estimated loss on disposition........................      (0.29)      (0.02)
     Cumulative effect of change in accounting principle....      (5.40)         --
                                                              ---------    --------
     Net loss...............................................  $   (5.79)   $  (0.13)
                                                              =========    ========
  Diluted --
     Loss from continuing operations........................  $   (0.11)   $  (0.11)
     Discontinued operations --
       Income from operations...............................       0.01          --
       Estimated loss on disposition........................      (0.29)      (0.02)
     Cumulative effect of change in accounting principle....      (5.40)         --
                                                              ---------    --------
     Net loss...............................................  $   (5.79)   $  (0.13)
                                                              =========    ========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
  Basic.....................................................     37,531      37,622
                                                              =========    ========
  Diluted...................................................     37,531      37,622
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK          TREASURY STOCK       ADDITIONAL
                                   -------------------   ---------------------    PAID-IN       DEFERRED
                                     SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     COMPENSATION
                                   ----------   ------   ----------   --------   ----------   ------------
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 2001.....  39,258,913    $393    (1,749,334)  $(10,924)   $340,186      $    --
  Issuance of Treasury Stock:
    Issuance of shares for
      options exercised..........          --      --       242,146      1,499        (803)          --
    Issuance of restricted
      stock......................          --      --       275,000      1,698        (618)      (1,080)
  Shares exchanged in repayment
    of notes receivable..........          --      --       (49,051)      (204)         --           --
  Shares received from sale of
    business.....................          --      --       (55,882)      (263)         --           --
  Shares received from settlement
    with former owner............          --      --        (4,298)       (20)         --           --
  Amortization of deferred
    compensation.................          --                    --         --        (159)         295
  Net loss.......................          --      --            --         --          --           --
                                   ----------    ----    ----------   --------    --------      -------
BALANCE AT DECEMBER 31, 2002.....  39,258,913     393    (1,341,419)    (8,214)    338,606         (785)
  Issuance of Treasury Stock:
    Issuance of shares for
      options exercised
      (unaudited)................          --      --         6,000         37         (23)          --
  Shares received from sale of
    assets (unaudited)...........          --      --       (32,486)      (100)         --           --
  Amortization of deferred
    compensation (unaudited).....          --      --            --         --        (313)         305
  Mark-to-market interest rate
    swap derivative
    (unaudited)..................          --      --            --         --          --           --
  Net loss (unaudited)...........          --      --            --         --          --           --
                                   ----------    ----    ----------   --------    --------      -------
BALANCE AT MARCH 31, 2003
  (unaudited)....................  39,258,913    $393    (1,367,905)  $ (8,277)   $338,270      $  (480)
                                   ==========    ====    ==========   ========    ========      =======

                                       OTHER
                                   COMPREHENSIVE   RETAINED        TOTAL
                                      INCOME       EARNINGS    STOCKHOLDERS'
                                      (LOSS)       (DEFICIT)      EQUITY
                                   -------------   ---------   -------------
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 2001.....      $ --        $  84,166     $413,821
  Issuance of Treasury Stock:
    Issuance of shares for
      options exercised..........        --               --          696
    Issuance of restricted
      stock......................        --               --           --
  Shares exchanged in repayment
    of notes receivable..........        --               --         (204)
  Shares received from sale of
    business.....................        --               --         (263)
  Shares received from settlement
    with former owner............        --               --          (20)
  Amortization of deferred
    compensation.................        --               --          136
  Net loss.......................        --         (209,080)    (209,080)
                                       ----        ---------     --------
BALANCE AT DECEMBER 31, 2002.....        --         (124,914)     205,086
  Issuance of Treasury Stock:
    Issuance of shares for
      options exercised
      (unaudited)................        --               --           14
  Shares received from sale of
    assets (unaudited)...........        --               --         (100)
  Amortization of deferred
    compensation (unaudited).....        --               --           (8)
  Mark-to-market interest rate
    swap derivative
    (unaudited)..................       (71)              --          (71)
  Net loss (unaudited)...........        --           (4,816)      (4,816)
                                       ----        ---------     --------
BALANCE AT MARCH 31, 2003
  (unaudited)....................      $(71)       $(129,730)    $200,105
                                       ====        =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2003
                                                              ---------   -------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(217,254)  $(4,816)
Adjustments to reconcile net loss to net cash used in
  operating activities --
  Cumulative effect of change in accounting principle.......    202,521        --
  Estimated loss on disposition of discontinued
     operations.............................................     10,987       912
  Restructuring charges.....................................      1,878     1,162
  Depreciation and amortization expense.....................      2,188     1,336
  Bad debt expense..........................................      2,488       807
  Deferred tax expense (benefit)............................       (467)      379
  Amortization of debt financing costs......................        922     1,055
  Loss (gain) on sale of assets or operations...............       (110)      256
  Mark-to-market warrant obligation.........................         --      (246)
  Deferred compensation expense.............................         --        (8)
  Amortization of debt discount.............................         --       150
  Changes in operating assets and liabilities --
     (Increase) decrease in --
       Receivables, net.....................................     22,480    11,564
       Inventories..........................................        768       924
       Prepaid expenses and other current assets............       (148)      331
       Costs and estimated earnings in excess of billings...     (3,144)      883
       Other noncurrent assets..............................        486       221
     Increase (decrease) in --
       Accounts payable and accrued liabilities.............    (30,240)   (5,938)
       Billings in excess of costs and estimated earnings...     (2,628)     (927)
       Taxes paid related to the sale of businesses.........         --   (10,371)
       Other, net...........................................         11       (17)
                                                              ---------   -------
     Net cash used in operating activities..................     (9,262)   (2,343)
                                                              ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (2,134)   (1,087)
  Proceeds from sales of property and equipment.............        171        79
  Proceeds from businesses sold, net of cash sold and
     transaction costs......................................    144,462       (76)
                                                              ---------   -------
     Net cash provided by (used in) investing activities....    142,499    (1,084)
                                                              ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on revolving line of credit.....   (132,000)    9,106
  Payments on other long-term debt..........................     (2,305)     (528)
  Borrowings of other long-term debt........................        144       144
  Debt financing costs......................................         --       (84)
  Proceeds from exercise of options.........................        154        14
                                                              ---------   -------
     Net cash provided by (used in) financing activities....   (134,007)    8,652
                                                              ---------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (770)    5,225
CASH AND CASH EQUIVALENTS, beginning of period -- continuing
  operations and discontinued operations....................     10,625     6,104
                                                              ---------   -------
CASH AND CASH EQUIVALENTS, end of period -- continuing
  operations and discontinued operations....................  $   9,855   $11,329
                                                              =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 54% of the Company's consolidated 2003 revenues were attributable to installation of systems in newly constructed facilities, with the remaining 46% attributable to maintenance, repair and replacement services. The Company's consolidated 2003 revenues related to the following service activities: HVAC -- 74%, plumbing -- 11%, building automation control systems -- 6% and other -- 9%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002 (the "Form 10-K").

     There were no significant changes in the accounting policies of the Company during the current period. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

  CASH FLOW INFORMATION

     Cash paid for interest for continuing and discontinued operations for the three months ended March 31, 2002 and 2003 was approximately $2.5 million and $0.4 million, respectively. Cash paid for income taxes for continuing and discontinued operations for the three months ended March 31, 2002 and 2003 was

                           COMFORT SYSTEMS USA, INC.

approximately $6.5 million and $8.0 million, respectively. The cash tax payments for the three months ended March 31, 2003 include approximately $10.4 million associated with the sale of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 for a discussion of restructuring charges recorded during the first quarter of 2003 in accordance with SFAS No. 146.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for the Company for guarantees issued after December 31, 2002. Although the Company from time to time guarantees the performance of systems or designs it provides, the Company does not currently have any material guarantees.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and the footnote disclosure provisions were adopted by the Company in the current period.

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

                           COMFORT SYSTEMS USA, INC.

effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2003
                                                              ---------   -------
Net loss as reported........................................  $(217,254)  $(4,816)
Less: Compensation expense per SFAS No. 123, net of tax.....       (889)     (670)
                                                              ---------   -------
Pro forma net loss..........................................  $(218,143)  $(5,486)
                                                              =========   =======
Net Loss Per Share -- Basic
Net loss as reported........................................  $   (5.79)  $ (0.13)
Less: Compensation expense per SFAS No. 123, net of tax.....      (0.02)    (0.02)
                                                              ---------   -------
Pro forma net loss per share................................  $   (5.81)  $ (0.15)
                                                              =========   =======
Net Loss Per Share -- Diluted
Net loss as reported........................................  $   (5.79)  $ (0.13)
Less: Compensation expense per SFAS No. 123, net of tax.....      (0.02)    (0.02)
                                                              ---------   -------
Pro forma net loss per share................................  $   (5.81)  $ (0.15)
                                                              =========   =======

     Stock Option Plans -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 2002
                                                               --------
Expected dividend yield.....................................      0.00%
Expected stock price volatility.............................     65.70%
Risk free interest rate.....................................      5.51%
Expected life of options....................................   10 years

     There were no option grants during the first quarter of 2003.

  RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.  DISCONTINUED OPERATIONS

     During the first quarter of 2003, the Company decided to divest of an operating company. This unit's operating income for the first quarter of 2002 and 2003 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating Income, net of applicable income taxes" in the Company's statement of operations. In the first quarter of 2003, the Company recorded an estimated loss of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including income tax expense" in the Company's statement of operations.

                           COMFORT SYSTEMS USA, INC.

     On March 1, 2002, the Company sold 19 operations to Emcor. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

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

     The net cash proceeds of approximately $153 million received to date from the Emcor transaction have been used to reduce the Company's debt. The Company paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including income tax expense" in the Company's statement of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company also agreed to partially reimburse Emcor for any loss on the eventual resolution of certain claims involving a project at one of the operations Emcor acquired from the Company, and the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further estimated that an additional $1.5 million of the remaining escrow would be applied against elements of the settlement that will not be fully resolved until a later date, principally the one open project referred to above. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were originally estimated in the first quarter of 2002.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in the Company's statements of operations. The Company realized a total loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of the Company's aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4.

                           COMFORT SYSTEMS USA, INC.

     In March 2002, the Company also decided to divest of an additional operating company. In the first quarter of 2002, the Company recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in "Estimated loss on disposition, including income tax expense" in the Company's statement of operations. In the fourth quarter of 2002, the Company reversed this estimated loss because the Company decided not to sell this unit.

     During the second quarter of 2002, the Company sold a division of one of its operations. The operating loss for this division for the first quarter of 2002 of $0.1 million, net of tax benefit, has been reported in discontinued operations under "Operating income, net of applicable income taxes" in the Company's statement of operations. The Company realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including income tax expense" during the second quarter of 2002 in the Company's statement of operations.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  2002         2003
                                                              ------------   ---------
Accounts receivable, net....................................     $1,215       $  792
Other current assets........................................        278          310
Property and equipment, net.................................         39           45
Goodwill, net...............................................        882          250
Other noncurrent assets.....................................        229           --
                                                                 ------       ------
     Total assets...........................................     $2,643       $1,397
                                                                 ======       ======
Accounts payable............................................     $  277       $  294
Other current liabilities...................................        740            7
                                                                 ------       ------
     Total liabilities......................................     $1,017       $  301
                                                                 ======       ======

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2002      2003
                                                              --------   -------
Revenues....................................................  $96,218    $1,534
Pre-tax income (loss).......................................  $(1,468)   $  153

     Interest expense allocated to the discontinued operations in the first quarter of 2002 was $1.5 million. This amount was allocated based upon the Company's net investment in these operations.

4.  GOODWILL

     In most businesses the Company has acquired, the value paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to the Company's operating results in its statement of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the

                           COMFORT SYSTEMS USA, INC.

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

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations. The resulting non-cash charge was $202.5 million, net of tax benefit, and was recorded during the first quarter of 2002. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the three months ended March 31, 2003 are as follows (in thousands):

Goodwill balance as of January 1, 2002(a)...................  $ 438,448
Impairment adjustment.......................................   (229,056)
Goodwill related to sale of operations......................    (95,965)
                                                              ---------
Goodwill balance as of December 31, 2002(a).................    113,427
Goodwill impairment related to discontinued operation.......       (632)
                                                              ---------
Goodwill balance as of March 31, 2003(a)....................  $ 112,795
                                                              =========

---------------

(a) A portion of this goodwill balance is included in assets related to discontinued operations in the Company's consolidated balance sheet.

5.  RESTRUCTURING CHARGES

     During the first quarter of 2003, the Company recorded restructuring charges of approximately $1.2 million pre-tax. These charges included approximately $0.8 million for severance costs primarily associated with the curtailment of the Company's energy efficiency activities, a reorganization of the Company's national accounts operations as well as a reduction in corporate personnel. The severance costs related to the termination of 26 employees, none of whom were employed as of March 31, 2003. In addition, these charges include approximately $0.4 million for remaining lease obligations recorded in connection with the actions described above. An additional $1.5 to $2.5 million is expected to be incurred during the remaining three quarters of 2003 for additional severance costs and remaining lease obligations associated with these restructuring actions.

     During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of the Company's smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, none of whom were employed as of March 31, 2002. In addition, these charges include approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. These

                           COMFORT SYSTEMS USA, INC.

restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

     During the second half of 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As of December 31, 2002 and March 31, 2003, accrued lease termination costs of $0.8 million and $0.7 million, respectively, remain that were associated with these restructuring charges.

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2002 and March 31, 2003 (in thousands):

                                               BALANCE AT                           BALANCE AT
                                              BEGINNING OF                            END OF
                                                 PERIOD      ADDITIONS   PAYMENTS     PERIOD
                                              ------------   ---------   --------   ----------
YEAR ENDED DECEMBER 31, 2002:
Severance...................................     $  210       $  846     $(1,056)     $   --
Lease termination costs and other...........      1,148          704        (852)      1,000
                                                 ------       ------     -------      ------
Total.......................................     $1,358       $1,550     $(1,908)     $1,000
                                                 ======       ======     =======      ======
THREE MONTHS ENDED MARCH 31, 2003:
Severance...................................     $   --       $  761     $  (486)     $  275
Lease termination costs and other...........      1,000          401        (108)      1,293
                                                 ------       ------     -------      ------
Total.......................................     $1,000       $1,162     $  (594)     $1,568
                                                 ======       ======     =======      ======

6.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  2002         2003
                                                              ------------   ---------
Revolving credit facility...................................    $   107       $ 9,213
Term loan...................................................     14,625        14,250
Other.......................................................        502           491
                                                                -------       -------
  Total debt................................................     15,234        23,954
  Less -- current maturities................................     (1,780)       (1,980)
                                                                -------       -------
  Total long-term portion of debt...........................     13,454        21,974
  Less -- discount on Facility..............................     (2,850)       (2,700)
                                                                -------       -------
  Long-term portion of debt, net of discount................    $10,604       $19,274
                                                                =======       =======

  CREDIT FACILITY

     The Company's primary current debt financing capacity consists of a $54 million senior credit facility (the "Facility") provided by a syndicate of three financial institutions led by General Electric Capital Corporation ("GE"). The Facility includes a $15 million sublimit for letters of credit that increases to $20 million on August 1, 2003. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and replaces the Company's previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

                           COMFORT SYSTEMS USA, INC.

     The term loan under the Facility (the "Term Loan") was originally $15 million, which the Company borrowed upon the closing of Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. The Company did not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement primarily as a result of the significant amount of voluntary prepayments of debt made by the Company during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of March 31, 2003, $14.3 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan"). Under this revolving credit facility, through July 31, 2003, the Company can borrow up to $25 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $15 million in letters of credit. After July 31, 2003, the Company can borrow up to $20 million under the revolving credit facility, with a maximum of $20 million available for letters of credit.

     The Company has reached a preliminary agreement with its surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of March 31, 2003, the amount of these assets is approximately $41.8 million. The Company has also posted a $5 million letter of credit as collateral for potential obligations under bonds.

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

                           COMFORT SYSTEMS USA, INC.

During the first quarter of 2003, the Company charged approximately $0.8 million of deferred financing costs to interest expense that were associated with higher levels of capacity under the Facility than the current total of $54 million.

     The weighted average interest rate that the Company currently pays on borrowings under the Facility is 5.5% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described above. This rate does not include amortization of debt financing and arrangement costs, or adjustments for derivatives.

  INTEREST RATE DERIVATIVE

     The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that the Company convert these floating interest rate terms on at least half of the Term Loan to fixed rates for at least a one-year term. In January 2003, the Company converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which the Company agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of the Company's obligations to the bank under this swap versus the bank's obligations to the Company. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive income (loss) for that period. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in the Company's statement of operations. The swap was effective as a hedge for accounting purposes from its inception through March 31, 2003, and the Company expects it to continue to be effective throughout its term.

     During the quarter ended March 31, 2003, $0.1 million was recorded through other comprehensive income (loss) in stockholders' equity and is included in other current liabilities in the Company's consolidated balance sheet. The counterparty to the above derivative agreement is a major bank. Based on its continuing review of the financial position of this bank, the Company believes there is minimal risk that the bank will not meet its obligations to the Company under this swap.

  CREDIT FACILITY WARRANT

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

     The value of this warrant and put as of the start of the Facility of $2.9 million, net of amortization of $0.2 million, is reflected as a discount of the Company's obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock.

                           COMFORT SYSTEMS USA, INC.

     The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation during the first quarter of 2003 was $0.2 million.

     In order to understand the sensitivity of the Company's stock price on the value of this derivative, the value of the warrant has been calculated based upon the stock price being $1 higher and $1 lower than the Company's closing stock price at March 31, 2003 as follows (value of warrant and put obligation in thousands):

                                                              VALUE OF WARRANT
                                                                  AND PUT
STOCK PRICE                                                      OBLIGATION
-----------                                                   ----------------
$1.21.......................................................       $2,762
$2.21(a)....................................................       $2,931
$3.21.......................................................       $3,152

---------------

(a)  This was the Company's closing stock price on March 31, 2003.

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

                           COMFORT SYSTEMS USA, INC.

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. Intra-quarter monthly covenants are at either the same or very similar levels to the quarter-end covenants shown below. EBITDA amounts are in thousands.

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
FOR THE QUARTER ENDING                         EBITDA     EBITDA     RATIO     COVERAGE
----------------------                        ---------   -------   --------   --------
ACTUAL
March 31, 2003..............................   $20,858     1.28       4.23       8.97
COVENANT
March 31, 2003..............................   $19,190     1.75       2.50       3.00
June 30, 2003...............................   $16,420     2.20       2.50       3.00
September 30, 2003..........................   $17,840     2.10       2.60       3.00
December 31, 2003...........................   $23,565     1.50       2.70       3.00
March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00
All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     The Company's trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. The Company's lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003, the Company's lenders agreed to modify the Company's minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

     The Facility prohibits payment of dividends, repurchase of shares and acquisitions by the Company. It also limits annual lease expense and non-Facility debt, and restricts outlays of cash by the Company relating to certain investments and subordinate debt.

                           COMFORT SYSTEMS USA, INC.

  AMOUNTS OUTSTANDING AND CAPACITY

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                                 UNUSED
                                                                                CAPACITY
                                                            AS OF      AS OF     AS OF
                                                          MARCH 31,   MAY 2,     MAY 2,
                                                            2003       2003       2003
                                                          ---------   -------   --------
Revolving loan..........................................   $ 9,213    $10,000   $15,000
Term loan...............................................    14,250     14,250       n/a
Other debt..............................................       491        487       n/a
                                                           -------    -------   -------
     Total debt.........................................    23,954     24,737    15,000
     Less: discount on Facility.........................    (2,700)    (2,650)      n/a
                                                           -------    -------   -------
     Total debt, net of discount........................   $21,254    $22,087   $15,000
                                                           =======    =======   =======
Letters of credit.......................................   $12,844    $14,344   $   656

  OTHER LONG-TERM OBLIGATIONS DISCLOSURES

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

     Some customers require the Company to post letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. Certain of the Company's vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on the Company's behalf, such as to beneficiaries under its self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. To date the Company has not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

     The Company currently has $14.3 million in letters of credit outstanding. The Company self-insures a significant portion of its worker's compensation, auto liability and general liability risks. The Company uses third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on the Company's behalf. Under its current self-insurance arrangements, the Company will be required to ultimately post approximately $12.2 million in letters of credit during 2003. In addition, the Company may receive other letter of credit requests in the ordinary course of business, and it may have a net increase in the amount of insurance-related letters of credit it must post when it renews its insurance arrangements in the fourth quarter of 2003. Accordingly, the Company's letter of credit requirements over the next year may exceed the current letter of credit sublimits of $15 million through July 31, 2003 and $20 million after July 31, 2003 under the Company's credit facility. If so, the Company may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of

                           COMFORT SYSTEMS USA, INC.

credit. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that the Company would be successful in doing so.

     As described above, the Company must comply with a number of financial covenants in connection with the Facility. The Company's trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. The Company's lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003, the Company's lenders agreed to modify the minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

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

  SELF-INSURANCE

     The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high deductibles under the Company's insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary at least annually to determine the best estimate of these obligations. A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds issued by a third party insurance company. Because no claims have been made against these financial instruments in the past, management does not expect that these instruments will have a material effect on the Company's consolidated financial statements.

  SURETY

     Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors who provided goods and services under a contract. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. To date, the Company has not had any significant reimbursements to its surety for bond-related costs. The Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a

                           COMFORT SYSTEMS USA, INC.

result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% of the Company's business has required bonds. While the company has enjoyed a longstanding relationship with its surety, current market conditions as well as changes in the surety's assessment of the Company's operating and financial risk could cause the surety to decline to issue bonds for the Company's work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial performance would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company's revenues and profits to decline in the near term.

8.  STOCKHOLDERS' EQUITY

  RESTRICTED STOCK GRANTS

     The Company awarded 200,000 shares of restricted stock to its Chief Executive Officer on March 22, 2002 under its 2000 Equity Incentive Plan. The shares are subject to certain performance measures for the twelve-month period ending March 31, 2003 which were met by the Company. The shares are subject to forfeiture if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over a four-year period.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of

                           COMFORT SYSTEMS USA, INC.

the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 2003, there were 1,127,612 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, convertible subordinated notes, warrants and contingently issuable restricted stock.

     Options had an anti-dilutive effect for the three months ended March 31, 2002 and 2003 because the Company reported a loss from continuing operations during these periods, and therefore, were not included in the diluted EPS calculation. The Company would have included 487,700 shares related to the dilutive impact of stock options for the three months ended March 31, 2002 and 67,590 shares related to the dilutive impact of stock options for the three months ended March 31, 2003 if it were not for the loss from continuing operations during each of these periods.

     Diluted EPS is also computed by adjusting both net earnings and shares outstanding as if the conversion of the convertible subordinated notes occurred on the first day of the year. The convertible subordinated notes had an anti-dilutive effect during the three months ended March 31, 2002, and therefore, are not included in the diluted EPS calculation for that period. The convertibility provisions of the convertible subordinated notes expired during the first quarter of 2002. The dilutive impact of the warrants is computed assuming the issuance of shares required to fulfill the warrant obligation at the end of the reporting period. The Company would have included 1,326,176 shares in the diluted EPS calculation, however, since the Company had a loss from continuing operations for the three months ended March 31, 2003, the warrants had an anti-dilutive effect. The shares associated with contingently issuable restricted stock would be included in diluted earnings per share because it is probable that the performance requirements for the issuance of these shares will be met, however, since the Company had a loss from continuing operations for the three months ended March 31, 2003, these shares are anti-dilutive and were excluded from the diluted EPS calculation.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
Common shares outstanding, end of period(a).................  37,723   37,616
Effect of using weighted average common shares
  outstanding...............................................    (192)       6
                                                              ------   ------
Shares used in computing earnings per share -- basic........  37,531   37,622
Effect of shares issuable under stock option plans based on
  the treasury stock method.................................      --       --
Effect of shares issuable related to warrants...............      --       --
Effect of contingently issuable restricted shares...........      --       --
                                                              ------   ------
Shares used in computing earnings per share -- diluted......  37,531   37,622
                                                              ======   ======

---------------

(a) Excludes 275,000 shares of contingently issuable restricted stock outstanding as of March 31, 2003 (see "Restricted Stock Grant" paragraphs above).

                           COMFORT SYSTEMS USA, INC.

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

     The initial value of this warrant and put of $2.9 million is reflected as a discount of the Company's obligations under its debt facility with GE, net of amortization of $0.2 million, and as an obligation in long-term liabilities. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period and in the Company's long-term warrant obligation, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation for the three months ended March 31, 2003 was $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in our Form 10-K.

     We are a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial and industrial HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. The segment of the HVAC industry we serve can be broadly divided into two service functions: installation in newly constructed facilities, which has provided approximately 54% of our revenues in 2003, and maintenance, repair and replacement, which has provided the remaining 46% of our 2003 revenues. Our consolidated 2003 revenues

                           COMFORT SYSTEMS USA, INC.

were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

                                                              PERCENTAGE
SERVICE ACTIVITY                                              OF REVENUE
----------------                                              ----------
HVAC........................................................      74
Plumbing....................................................      11
Building Automation Control Systems.........................       6
Other.......................................................       9
                                                                 ---
Total.......................................................     100

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included in our Form 10-K.

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

     The percentage of completion method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments, and we recognize these revisions in the period in which they are determined. If such revisions lead us to conclude that we will recognize a loss on a contract, the full amount of the estimated ultimate loss is recognized in the period we reach that conclusion, regardless of the percentage of completion of the contract. Depending on the size of a project, variations from estimated project costs could have a significant impact on our operating results.

                           COMFORT SYSTEMS USA, INC.

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

  ACCOUNTING FOR SELF-INSURANCE LIABILITIES

     We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high deductibles under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary at least annually to determine the best estimate of these obligations. We believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In most businesses we have acquired, the value we paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to our operating results in our statement of operations.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This new standard has two effects. First, we are no longer required to amortize goodwill against our operating results. Second, we are required to regularly test the goodwill on our books to determine whether its value has been impaired, and if it has, to immediately write off, as a component of operating income, the amount of the goodwill that is impaired.

     More specifically, we are required to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessments.

     As part of the adoption of SFAS No. 142, we were required to make a one-time determination of any transitional impairment loss by applying the standard's new, more rigorous valuation methodology. The result of this transitional analysis was a $202.5 million charge, net of tax benefit, reflected as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

                           COMFORT SYSTEMS USA, INC.

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------
                                                      2002                 2003
                                                -----------------    -----------------
                                                            (IN THOUSANDS)
Revenues......................................  $ 189,626   100.0%   $182,414      100%
Cost of services..............................    159,376    84.0%    154,662     84.8%
                                                ---------            --------
Gross profit..................................     30,250    16.0%     27,752     15.2%
Selling, general and administrative
  expenses....................................     32,393    17.1%     30,949     17.0%
Restructuring charges.........................      1,878     1.0%      1,162      0.6%
                                                ---------            --------
Operating loss................................     (4,021)   (2.1)%    (4,359)    (2.4)%
Other expense, net............................     (1,557)   (0.8)%    (1,613)    (0.9)%
                                                ---------            --------
Loss before income taxes......................     (5,578)   (2.9)%    (5,972)    (3.3)%
Income tax benefit............................     (1,577)             (1,969)
                                                ---------            --------
Loss from continuing operations...............     (4,001)   (2.1)%    (4,003)    (2.2)%
Discontinued operations --
  Operating results, net of tax...............        255                  99
  Estimated loss on disposition, including
     tax......................................    (10,987)               (912)
Cumulative effect of change in accounting
  principle, net of tax.......................   (202,521)                 --
                                                ---------            --------
Net loss......................................  $(217,254)           $ (4,816)
                                                =========            ========

     Revenues -- Revenues decreased $7.2 million, or 3.8%, to $182.4 million for the first quarter of 2003 compared to the same period in 2002. The 3.8% decline in revenues for the quarter was comprised of a 3.2% decline in revenues at ongoing operations and a 0.6% decline in revenues related to operations that were sold during 2003.

     The decline in revenues at ongoing operations in 2003 resulted primarily from continued economic weakness in several markets. In addition, the general economic slowdown in the U.S. which began in 2001 led to delays in facility owners' decisions to proceed on both new and replacement projects, and has also resulted in a more competitive pricing environment. This slowdown worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. While we have seen some signs that activity levels in our industry may increase later this year as compared to current levels, there can be no assurance that this will occur. In view of the decreased economic activity and increased price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

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

     Backlog associated with continuing operations as of March 31, 2003 was $463.2 million, a 6.3% increase from December 31, 2002 backlog of $435.9 million and an increase of $24.4 million, or 5.6%, from March 31,

                           COMFORT SYSTEMS USA, INC.

2002 backlog of $438.8 million. During the fourth quarter of 2002, we removed $16.0 million from backlog that related to a project that we now believe will not proceed. This project was first reflected in backlog in the third quarter of 2001. If this project is excluded from March 31, 2002 backlog, our backlog reflected an increase of 9.6% from an adjusted March 31, 2002 backlog of $422.8 million.

     Gross Profit -- Gross profit decreased $2.5 million, or 8.3%, to $27.8 million for the first quarter of 2003 compared to the same period in 2002. As a percentage of revenues, gross profit decreased from 16.0% for the three months ended March 31, 2002 to 15.2% for the three months ended March 31, 2003.

     The decline in gross profit for the quarter is primarily due to continued economic weakness in several markets, and to certain projects in two of our operations that had adverse cost developments during the first quarter of 2003. In addition, we are experiencing a more competitive pricing environment as a result of the general economic slowdown which began in 2001 and which worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $1.4 million, or 4.5%, to $30.9 million for the first quarter of 2003 compared to the same period in 2002. As a percentage of revenues, SG&A decreased from 17.1% for the three months ended March 31, 2002 to 17.0% for the three months ended March 31, 2003. The decrease in SG&A is primarily due to a concerted effort to reduce SG&A throughout our company. This effort included a reduction in corporate overhead at the end of the first quarter of 2002 in response to our smaller size following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations."

     Restructuring Charges -- During the first quarter of 2003, we recorded restructuring charges of approximately $1.2 million pre-tax. These charges included approximately $0.8 million for severance costs primarily associated with the curtailment of our energy efficiency activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs related to the termination of 26 employees, none of whom were employed as of March 31, 2003. In addition, these charges include approximately $0.4 million for remaining lease obligations recorded in connection with the actions described above. An additional $1.5 to $2.5 million is expected to be incurred during the remaining three quarters of 2003 for additional severance costs and remaining lease obligations associated with these restructuring actions.

     During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of our smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, none of whom were employed as of March 31, 2002. In addition, these charges include approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. These restructuring charges are primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

     Other Expense, Net -- Other expense, net, primarily includes interest expense, and decreased $0.1 million, or 3.6%, to $1.6 million for the first quarter of 2003 compared to the same period in 2002. Interest expense for the first quarter of 2003 includes a charge of $0.8 million for deferred financing costs that were associated with previously higher levels of capacity under our credit facility. In addition, first quarter 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations. A portion of our actual interest expense in the first quarter of 2002 was allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended March 31, 2002 was $1.5 million. In addition, first quarter 2002 interest expense in

                           COMFORT SYSTEMS USA, INC.

continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in our borrowing capacity following the Emcor transaction.

     Income Tax Benefit -- Our effective tax rates associated with results from continuing operations for the three months ended March 31, 2002 and 2003 were 28.3% and 33.0%, respectively. These rates are lower than statutory rates as they reflect net tax benefits against pre-tax losses in both periods, and we consider it appropriate to reflect less than full statutory benefit when pre-tax losses are incurred early in the year. For the full year we expect our effective tax rate to be comparable to 2002's full year rate of 47%.

     Discontinued Operations -- During the first quarter of 2003, we decided to divest of an operating company. This unit's operating income for the first quarter of 2002 and 2003 of $0.1 million, net of taxes, has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. In the first quarter of 2003, we recorded an estimated loss of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including tax" in our results of operations.

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

     The net cash proceeds of approximately $153 million received to date from the Emcor transaction have been used to reduce our debt. We paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including tax" in our results of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we also agreed to partially reimburse Emcor for any loss on the eventual resolution of certain claims involving a project at one of the operations Emcor acquired from us, and we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further estimated that an additional $1.5 million of the remaining escrow would be applied against elements of the settlement that will not be fully resolved until a later date, principally the one open project referred to above. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we originally estimated in the first quarter of 2002.

                           COMFORT SYSTEMS USA, INC.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in our results of operations. We realized a total loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of our aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

     In March 2002, we also decided to divest of an additional operating company. In the first quarter of 2002, we recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in "Estimated loss on disposition, including tax" in our results of operations. In the fourth quarter of 2002, we reversed this estimated loss because we decided not to sell this unit.

     During the second quarter of 2002, we sold a division of one of our operations. The operating loss for this division for the first quarter of 2002 of $0.1 million, net of tax benefit, has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. We realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including tax" during the second quarter of 2002 in our results of operations.

     Cumulative Effect of Change in Accounting Principle -- Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required a transitional assessment of our goodwill assets.

     To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, we broke our operations into "reporting units", as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

     As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in our results of operations. The resulting non-cash charge was $202.5 million, net of tax benefit, and was recorded during the first quarter of 2002.

     Net Loss -- We reported a net loss from continuing operations in the first quarter of 2003. This loss resulted from several factors that coincided with what is traditionally our period of lowest seasonal activity during the year. Foremost among these factors, as noted above, were adverse cost developments in certain projects in two of our operations, and reduced activity levels and increased price competition stemming from the general economic slowdown which began in 2001 and which worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. As noted above, we have seen some signs that activity levels in our industry may increase later this year as compared to current levels, although there can be no assurance that this will occur. Based on these indications as well as significant cost reductions we have initiated, we expect to be profitable in the second quarter and for 2003 as a whole.

                           COMFORT SYSTEMS USA, INC.

LIQUIDITY AND CAPITAL RESOURCES

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2003
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Cash provided by (used in):
  Operating activities......................................  $  (9,262)  $ (2,343)
  Investing activities......................................  $ 142,499   $ (1,084)
  Financing activities......................................  $(134,007)  $  8,652
Free cash flow:
  Cash used in operating activities.........................  $  (9,262)  $ (2,343)
  Taxes paid related to the sale of businesses..............         --     10,371
  Purchases of property and equipment.......................     (2,134)    (1,087)
  Proceeds from sales of property and equipment.............        171         79
                                                              ---------   --------
  Free cash flow............................................  $ (11,225)  $  7,020

     Cash Flow -- Cash provided by operating activities less items related to nonrecurring transactions such as sales of businesses and customary capital expenditures plus the proceeds from asset sales is generally called free cash flow. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash.

     For the three months ended March 31, 2003, we had positive free cash flow of $7.0 million as compared to negative free cash flow of $11.2 million for the same period in 2002. The Company has now generated positive free cash flow in ten of the last twelve quarters.

     For the three months ended March 31, 2003, free cash flow from operations as well as borrowings from the credit facility discussed below, were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor. The net proceeds received at the closing of the Emcor transaction in the first quarter of 2002 were all used to reduce our debt.

     Credit Facility -- Our primary current debt financing capacity consists of a $54 million senior credit facility, or the Facility, provided by a syndicate of three financial institutions led by General Electric Capital Corporation, or GE. The Facility includes a $15 million sublimit for letters of credit that increases to $20 million on August 1, 2003. The Facility is secured by substantially all of our assets. The Facility was entered into on October 11, 2002 and replaces our previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility, or the Term Loan, was originally $15 million, which we borrowed upon the closing of the Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually. These scheduled payments are recapped below under Amounts Outstanding, Capacity and Maturities.

     The Facility requires certain prepayments of the Term Loan. Approximately half of any free cash flow (primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. We did not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement primarily as a result of our significant amount of voluntary prepayments of debt during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than

                           COMFORT SYSTEMS USA, INC.

these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of March 31, 2003, $14.3 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility. Under this revolving credit facility, through July 31, 2003, we can borrow up to $25 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $15 million in letters of credit. After July 31, 2003, we can borrow up to $20 million under the revolving credit facility, with a maximum of $20 million available for letters of credit.

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

     We also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made, we may have to accelerate amortization of these deferred financing and professional costs. During the first quarter of 2003, we charged approximately $0.8 million of deferred financing costs to interest expense that were associated with higher levels of capacity under the Facility than the current total of $54 million.

     The weighted average interest rate that we currently pay on borrowings under the Facility is 5.5% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described above. This rate does not include amortization of debt financing and arrangement costs, or adjustments for derivatives.

     Interest Rate Derivative -- The rates underlying these interest rate options are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that we convert these floating interest rate terms on at least half of the Term Loan to fixed rates for at least a one-year term. In January 2003, we converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of our obligations to the bank under this swap versus the bank's obligations to us. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive

                           COMFORT SYSTEMS USA, INC.

income (loss) for that period. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in our statement of operations. The swap was effective as a hedge for accounting purposes from its inception through March 31, 2003, and we expect it to continue to be effective throughout its term.

     During the quarter ended March 31, 2003, $0.1 million was recorded through other comprehensive income (loss) in stockholders' equity and is included in other current liabilities in our consolidated balance sheet. The counterparty to the above derivative agreement is a major bank. Based on our continuing review of the financial position of this bank, we believe there is minimal risk that it will not meet its obligations to us under this swap.

     Credit Facility Warrant -- In connection with the Facility, we granted GE a warrant to purchase 409,051 shares of our common stock for nominal consideration. In addition, GE may "put," or require us to repurchase, these shares at the higher of market price, appraised price or book value per share, during the fifth and final year of the Facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of our company, full repayments of amounts owing under the Facility, or a public offering of shares by us. This warrant and put are discussed in greater detail in Note 8, "Stockholders' Equity," to the Consolidated Financial Statements.

     The value of this warrant and put as of the start of the Facility of $2.9 million, net of amortization of $0.2 million, is reflected as a discount of our obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of our common stock.

     The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The after-tax loss related to the warrant's mark-to-market obligation during the first quarter of 2003 was $0.2 million.

     In order to understand the sensitivity of our stock price on the value of this derivative, the value of the warrant has been calculated based upon the stock price being $1 higher and $1 lower than our closing stock price at March 31, 2003 as follows (value of warrant and put obligation in thousands):

                                                              VALUE OF WARRANT
                                                                  AND PUT
STOCK PRICE                                                      OBLIGATION
-----------                                                   ----------------
$1.21.......................................................       $2,762
$2.21(a)....................................................       $2,931
$3.21.......................................................       $3,152

---------------

(a)  This was our closing stock price on March 31, 2003.

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

                           COMFORT SYSTEMS USA, INC.

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

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. Intra-quarter monthly covenants are at either the same or very similar levels to the quarter-end covenants shown below. EBITDA amounts are in thousands:

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
FOR THE QUARTER ENDING                         EBITDA     EBITDA     RATIO     COVERAGE
----------------------                        ---------   -------   --------   --------
ACTUAL
March 31, 2003..............................   $20,858     1.28       4.23       8.97
COVENANT
March 31, 2003..............................   $19,190     1.75       2.50       3.00
June 30, 2003...............................   $16,420     2.20       2.50       3.00
September 30, 2003..........................   $17,840     2.10       2.60       3.00
December 31, 2003...........................   $23,565     1.50       2.70       3.00
March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00
All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     Our trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. Our lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003 as described above under Results of Operations, our lenders agreed to modify our minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

     The Facility prohibits us from paying dividends, repurchasing shares, and making acquisitions. It also limits annual lease expense and non-Facility debt, and restricts outlays of cash by us relating to certain investments and subordinate debt.

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

                           COMFORT SYSTEMS USA, INC.

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

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors who provided goods and services under a contract. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

     We have reached a preliminary agreement with our surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of March 31, 2003, the amount of these assets is approximately $41.8 million. We have also posted a $5 million letter of credit as collateral for potential obligations under bonds.

     Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety's assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial performance would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

                           COMFORT SYSTEMS USA, INC.

     Amounts Outstanding, Capacity and Maturities -- The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                                 UNUSED
                                                                                CAPACITY
                                                            AS OF      AS OF     AS OF
                                                          MARCH 31,   MAY 2,     MAY 2,
                                                            2003       2003       2003
                                                          ---------   -------   --------
Revolving loan..........................................   $ 9,213    $10,000   $15,000
Term loan...............................................    14,250     14,250       n/a
Other debt..............................................       491        487       n/a
                                                           -------    -------   -------
     Total debt.........................................    23,954     24,737    15,000
     Less: discount on Facility.........................    (2,700)    (2,650)      n/a
                                                           -------    -------   -------
     Total debt, net of discount........................   $21,254    $22,087   $15,000
                                                           =======    =======   =======
Letters of credit.......................................   $12,844    $14,344   $   656

     The following recaps the future maturities of this debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of May 2, 2003 while operating lease maturities are based on amounts outstanding as of March 31, 2003 (in thousands).

                                       TWELVE MONTHS ENDED MARCH 31,
                                -------------------------------------------
                                 2004     2005     2006      2007     2008    THEREAFTER    TOTAL
                                ------   ------   -------   ------   ------   ----------   -------
Revolving loan................  $   --   $   --   $10,000   $   --   $   --    $    --     $10,000
Term loan.....................   1,875    2,625     3,375    4,125    2,250         --      14,250
Other debt....................     101       85        68       61       63        109         487
                                ------   ------   -------   ------   ------    -------     -------
  Total debt..................  $1,976   $2,710   $13,443   $4,186   $2,313    $   109      24,737
  Less: discount on
     Facility.................                                                              (2,650)
                                                                                           -------
  Total debt, net of
     discount.................                                                             $22,087
                                                                                           =======
Operating lease obligations...  $9,160   $6,924   $ 5,911   $4,644   $3,964    $13,283     $43,886

     As of March 31, 2002, we also have $12.8 million of letter of credit commitments, all of which will expire in 2003.

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

     We currently have $14.3 million in letters of credit outstanding. We self-insure a significant portion of our workers compensation, auto liability and general liability risks. We use third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on our behalf. Under our current self-insurance arrangements, we will be required to ultimately post approximately $12.2 million in letters of credit during 2003. In addition, we may receive other letter of credit requests in the ordinary course of business, and we may have a net increase in the amount of insurance-related letters of credit we must post when we renew our insurance arrangements in the fourth quarter of 2003. Accordingly,

                           COMFORT SYSTEMS USA, INC.

our letter of credit requirements over the next year may exceed the current letter of credit sublimits of $15 million through July 31, 2003 and $20 million after July 31, 2003 under our credit facility. If so, we may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. We believe that our levels of debt in comparison to our EBITDA and free cash flows would enable us to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that we would be successful in doing so.

     As described above, we must comply with a number of financial covenants in connection with the Facility. Our trailing twelve-months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. Our lenders waived this violation. In addition, based on expectations of lower operating results at least through the first quarter of 2003 as described above under Results of Operations, our lenders agreed to modify our minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 of the Consolidated Financial Statements for a discussion of restructuring charges recorded during the first quarter of 2003 in accordance with SFAS No. 146.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us for guarantees issued after December 31, 2002. Although we from time to time guarantee the performance of systems or designs we provide, we currently we have no material guarantees.

                           COMFORT SYSTEMS USA, INC.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and the footnote disclosure provisions were adopted by us in the current period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk primarily related to potential adverse changes in interest rates. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. In January 2003, we converted $10 million of our Term Loan to a fixed interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agree to pay fixed LIBOR-based interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR-based interest rate payments on $10 million for the same term. This transaction is a derivative and qualifies for hedge accounting treatment. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days before the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act fairly represents, in all material respects, our financial condition, results of operations and cash flows.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

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

     (b) Reports on Form 8-K

          (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 1, 2003. Under Item 7 of that report the Company announced that on March 31, 2003, the Company issued a press release, reporting Comfort's financial results for the fourth quarter of 2002 and for the year 2002.

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

May 5, 2003

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                                Executive Vice President,
                                           Chief Financial Officer and Director

May 5, 2003

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

Dated: May 5, 2003

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

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated: May 5, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
 ----    ------------------------------------------------------------
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