Form 10-Q
period 2003-06-30
COMFORT SYSTEMS USA INC
filed 2003-08-05
CIK 1035983

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13011

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ].

     The number of shares outstanding of the issuer's common stock, as of August 1, 2003 was 37,919,758.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                                                           PAGE
                                                                           ----
                        PART I -- FINANCIAL INFORMATION
Item 1  --   Financial Statements
             COMFORT SYSTEMS USA, INC.
             Consolidated Balance Sheets.................................    1
             Consolidated Statements of Operations.......................    2
             Consolidated Statements of Stockholders' Equity.............    3
             Consolidated Statements of Cash Flows.......................    4
             Condensed Notes to Consolidated Financial Statements........    5
Item 2  --   Management's Discussion and Analysis of Financial Condition    21
             and Results of Operations...................................
Item 3  --   Quantitative and Qualitative Disclosures about Market          34
             Risk........................................................
Item 4  --   Controls and Procedures.....................................   34

                         PART II -- OTHER INFORMATION
Item 1  --   Legal Proceedings...........................................   35
Item 2  --   Recent Sales of Unregistered Securities.....................   35
Item 4  --   Submission of Matters to a Vote of Security Holders.........   35
Item 6  --   Exhibits and Reports on Form 8-K............................   35
Signatures...............................................................   37

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2002          2003
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  6,083      $ 11,415
  Accounts receivable, less allowance for doubtful accounts
     of $6,028 and $5,993...................................     167,177       164,423
  Other receivables.........................................       7,879         5,790
  Inventories...............................................      12,268        10,692
  Prepaid expenses and other................................      10,612        11,550
  Costs and estimated earnings in excess of billings........      17,881        15,996
  Assets related to discontinued operations.................       2,643            --
                                                                --------      --------
          Total current assets..............................     224,543       219,866
PROPERTY AND EQUIPMENT, net.................................      16,072        14,831
GOODWILL....................................................     112,545       112,545
OTHER NONCURRENT ASSETS.....................................      13,375        12,185
                                                                --------      --------
          Total assets......................................    $366,535      $359,427
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,780      $  2,166
  Accounts payable..........................................      56,496        64,215
  Accrued compensation and benefits.........................      22,111        21,508
  Billings in excess of costs and estimated earnings........      26,672        30,271
  Income taxes payable......................................       9,797            --
  Other current liabilities.................................      29,780        25,949
  Liabilities related to discontinued operations............       1,017            --
                                                                --------      --------
          Total current liabilities.........................     147,653       144,109
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DISCOUNT OF
  $2,850 AND $2,550.........................................      10,604         9,421
OTHER LONG-TERM LIABILITIES.................................       3,192         3,085
                                                                --------      --------
          Total liabilities.................................     161,449       156,615
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --            --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393           393
  Treasury stock, 1,341,419 and 1,342,905 shares, at cost...      (8,214)       (8,126)
  Additional paid-in capital................................     338,606       338,222
  Deferred compensation.....................................        (785)         (468)
  Other comprehensive income (loss).........................          --           (52)
  Retained earnings (deficit)...............................    (124,914)     (127,157)
                                                                --------      --------
          Total stockholders' equity........................     205,086       202,812
                                                                --------      --------
          Total liabilities and stockholders' equity........    $366,535      $359,427
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------   --------------------
                                                         2002       2003       2002        2003
                                                       --------   --------   ---------   --------
REVENUES.............................................  $211,500   $202,355   $ 401,126   $384,769
COST OF SERVICES.....................................   172,986    167,553     332,362    322,215
                                                       --------   --------   ---------   --------
  Gross profit.......................................    38,514     34,802      68,764     62,554
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........    30,480     29,400      62,873     60,349
RESTRUCTURING CHARGES................................        --      1,112       1,878      2,274
                                                       --------   --------   ---------   --------
  Operating income (loss)............................     8,034      4,290       4,013        (69)
OTHER INCOME (EXPENSE):
  Interest income....................................         8         37          38         47
  Interest expense...................................    (1,102)    (1,095)     (3,001)    (2,469)
  Other..............................................       804        102       1,116       (147)
                                                       --------   --------   ---------   --------
     Other income (expense)..........................      (290)      (956)     (1,847)    (2,569)
                                                       --------   --------   ---------   --------
INCOME (LOSS) BEFORE INCOME TAXES....................     7,744      3,334       2,166     (2,638)
INCOME TAX EXPENSE (BENEFIT).........................     2,641        728       1,064     (1,241)
                                                       --------   --------   ---------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............     5,103      2,606       1,102     (1,397)
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable income
     tax benefit (expense) of $90, $18, $1,813, and
     $(36)...........................................      (166)       (33)         89         66
  Estimated loss on disposition, including income tax
     benefit (expense) of $91, $0, $(25,887) and
     $(231)..........................................      (169)        --     (11,156)      (912)
                                                       --------   --------   ---------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...............................     4,768      2,573      (9,965)    (2,243)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT OF $26,317...............        --         --    (202,521)        --
                                                       --------   --------   ---------   --------
NET INCOME (LOSS)....................................  $  4,768   $  2,573   $(212,486)  $ (2,243)
                                                       ========   ========   =========   ========
INCOME (LOSS) PER SHARE:
  Basic --
     Income (loss) from continuing operations........  $   0.13   $   0.07   $    0.03   $  (0.04)
     Discontinued operations --
       Income (loss) from operations.................        --         --          --         --
       Estimated loss on disposition.................        --         --       (0.30)     (0.02)
     Cumulative effect of change in accounting
       principle.....................................        --         --       (5.37)        --
                                                       --------   --------   ---------   --------
     Net income (loss)...............................  $   0.13   $   0.07   $   (5.64)  $  (0.06)
                                                       ========   ========   =========   ========
  Diluted --
     Income (loss) from continuing operations........  $   0.13   $   0.07   $    0.03   $  (0.04)
     Discontinued operations --
       Income (loss) from operations.................        --         --          --         --
       Estimated loss on disposition.................     (0.01)        --       (0.29)     (0.02)
     Cumulative effect of change in accounting
       principle.....................................        --         --       (5.30)        --
                                                       --------   --------   ---------   --------
     Net income (loss)...............................  $   0.12   $   0.07   $   (5.56)  $  (0.06)
                                                       ========   ========   =========   ========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
  Basic..............................................    37,839     37,640      37,687     37,631
                                                       ========   ========   =========   ========
  Diluted............................................    38,476     37,983      38,237     38,804
                                                       ========   ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    OTHER
                                                                                                   COMPRE-                TOTAL
                                COMMON STOCK          TREASURY STOCK       ADDITIONAL   DEFERRED   HENSIVE   RETAINED     STOCK-
                             -------------------   ---------------------    PAID-IN     COMPEN-    INCOME    EARNINGS    HOLDERS'
                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SATION    (LOSS)    (DEFICIT)    EQUITY
                             ----------   ------   ----------   --------   ----------   --------   -------   ---------   --------
BALANCE AT DECEMBER 31,
  2001.....................  39,258,913    $393    (1,749,334)  $(10,924)   $340,186    $    --     $ --     $  84,166   $413,821
  Issuance of Treasury
    Stock:
    Issuance of shares for
      options exercised....          --      --       242,146      1,499        (803)        --       --            --        696
    Issuance of restricted
      stock................          --      --       275,000      1,698        (618)    (1,080)      --            --         --
  Shares exchanged in
    repayment of notes
    receivable.............          --      --       (49,051)      (204)         --         --       --            --       (204)
  Shares received from sale
    of business............          --      --       (55,882)      (263)         --         --       --            --       (263)
  Shares received from
    settlement with former
    owner..................          --      --        (4,298)       (20)         --         --       --            --        (20)
  Amortization of deferred
    compensation...........          --                    --         --        (159)       295       --            --        136
  Net loss.................          --      --            --         --          --         --       --      (209,080)  (209,080)
                             ----------    ----    ----------   --------    --------    -------     ----     ---------   --------
BALANCE AT DECEMBER 31,
  2002.....................  39,258,913     393    (1,341,419)    (8,214)    338,606       (785)      --      (124,914)   205,086
  Issuance of Treasury
    Stock:
    Issuance of shares for
      options exercised
      (unaudited)..........          --      --        31,000        188        (102)        --       --            --         86
  Shares received from sale
    of assets
    (unaudited)............          --      --       (32,486)      (100)         --         --       --            --       (100)
  Amortization of deferred
    compensation
    (unaudited)............          --      --            --         --        (282)       317       --            --         35
  Mark-to-market interest
    rate swap derivative
    (unaudited)............          --      --            --         --          --         --      (52)           --        (52)
  Net loss (unaudited).....          --      --            --         --          --         --       --        (2,243)    (2,243)
                             ----------    ----    ----------   --------    --------    -------     ----     ---------   --------
BALANCE AT JUNE 30, 2003
  (unaudited)..............  39,258,913    $393    (1,342,905)  $ (8,126)   $338,222    $  (468)    $(52)    $(127,157)  $202,812
                             ==========    ====    ==========   ========    ========    =======     ====     =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2002       2003       2002       2003
                                                         --------   --------   ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................  $  4,768   $  2,573   $(212,486)  $(2,243)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities --
       Cumulative effect of change in accounting
          principle....................................        --         --     202,521        --
       Estimated loss on disposition of discontinued
          operations...................................       169         --      11,156       912
       Restructuring charges...........................        --      1,112       1,878     2,274
       Depreciation and amortization expense...........     1,687      1,387       3,875     2,723
       Bad debt expense................................        43        661       2,531     1,468
       Deferred tax expense............................     2,193        834       1,726     1,213
       Amortization of debt financing costs............       286        224       1,208     1,279
       Loss (gain) on sale of assets or operations.....      (791)       (41)       (901)      215
       Mark-to-market warrant obligation...............        --        154          --       (92)
       Deferred compensation expense...................        62         43          62        35
       Amortization of debt discount...................        --        150          --       300
       Changes in operating assets and liabilities --
          (Increase) decrease in --
            Receivables, net...........................   (15,968)   (10,101)      6,512     1,463
            Inventories................................       609        509       1,377     1,433
            Prepaid expenses and other current
               assets..................................     3,380        607       3,232       938
            Costs and estimated earnings in excess of
               billings................................       (84)       872      (3,228)    1,755
            Other noncurrent assets....................       (60)       (53)        426       168
          Increase (decrease) in --
            Accounts payable and accrued liabilities...     8,572     10,545     (21,668)    4,607
            Billings in excess of costs and estimated
               earnings................................     6,079      4,449       3,451     3,522
            Taxes paid related to the sale of
               businesses..............................        --         --          --   (10,371)
            Other, net.................................        10         (2)         21       (19)
                                                         --------   --------   ---------   -------
          Net cash provided by operating activities....    10,955     13,923       1,693    11,580
                                                         --------   --------   ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................      (936)      (860)     (3,070)   (1,947)
  Proceeds from sales of property and equipment........       963         32       1,134       111
  Proceeds from businesses sold, net of cash sold and
     transaction costs.................................    10,103     (2,674)    154,565    (2,750)
                                                         --------   --------   ---------   -------
          Net cash provided by (used in) investing
            activities.................................    10,130     (3,502)    152,629    (4,586)
                                                         --------   --------   ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on revolving line of credit.............   (18,800)    (9,213)   (150,800)     (107)
  Payments on other long-term debt.....................       (17)      (619)     (2,322)   (1,003)
  Borrowings of other long-term debt...................        20         18         164        18
  Debt financing costs.................................        --       (593)         --      (677)
  Proceeds from exercise of options....................       481         72         635        86
                                                         --------   --------   ---------   -------
          Net cash used in financing activities........   (18,316)   (10,335)   (152,323)   (1,683)
                                                         --------   --------   ---------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............     2,769         86       1,999     5,311
CASH AND CASH EQUIVALENTS, beginning of period --
  continuing operations and discontinued operations....     9,855     11,329      10,625     6,104
                                                         --------   --------   ---------   -------
CASH AND CASH EQUIVALENTS, end of period -- continuing
  operations and discontinued operations...............  $ 12,624   $ 11,415   $  12,624   $11,415
                                                         ========   ========   =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial and industrial HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 53% of the Company's consolidated 2003 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 47% attributable to maintenance, repair and replacement services. The Company's consolidated 2003 revenues to date relate to the following service activities: HVAC -- 73%, plumbing -- 11%, building automation control systems -- 7%, and other -- 9%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

     The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Form 10-K. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

 USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company's financial statements include revenue and cost recognition for construction contracts, allowance for doubtful accounts and self-insurance accruals.

 CASH FLOW INFORMATION

     Cash paid for interest for continuing and discontinued operations for the six months ended June 30, 2002 and 2003 was approximately $3.7 million and $0.9 million, respectively. Cash paid for income taxes for continuing and discontinued operations for the six months ended June 30, 2002 and 2003 was approximately

                           COMFORT SYSTEMS USA, INC.

$7.6 million and $9.6 million, respectively. The cash tax payments for the six months ended June 30, 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

 NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and the footnote disclosure provisions were adopted by the Company in the fourth quarter of 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that adoption of FIN 46 will have on its consolidated financial condition or results of operations.

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

 STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the stock option plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     -------------------   ---------------------
                                                       2002       2003       2002        2003
                                                     --------   --------   ---------   ---------
Net income (loss) as reported......................  $ 4,768    $ 2,573    $(212,486)  $  (2,243)
Less: Compensation expense per SFAS No. 123, net of
  tax..............................................     (943)      (742)      (1,833)     (1,411)
                                                     -------    -------    ---------   ---------
Pro forma net income (loss)........................  $ 3,825    $ 1,831    $(214,319)  $  (3,654)
                                                     =======    =======    =========   =========
Net Income (Loss) Per Share -- Basic
Net income (loss) as reported......................  $  0.13    $  0.07    $   (5.64)  $   (0.06)
Less: Compensation expense per SFAS No. 123, net of
  tax..............................................    (0.03)     (0.02)       (0.05)      (0.04)
                                                     -------    -------    ---------   ---------
Pro forma net income (loss) per share..............  $  0.10    $  0.05    $   (5.69)  $   (0.10)
                                                     =======    =======    =========   =========
Net Income (Loss) Per Share -- Diluted
Net income (loss) as reported......................  $  0.12    $  0.07    $   (5.56)  $   (0.06)
Less: Compensation expense per SFAS No. 123, net of
  tax..............................................    (0.02)     (0.02)       (0.05)      (0.04)
                                                     -------    -------    ---------   ---------
Pro forma net income (loss) per share..............  $  0.10    $  0.05    $   (5.61)  $   (0.10)
                                                     =======    =======    =========   =========

     Stock Option Plans -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2002           2003
                                                         -------------  -------------
Expected dividend yield................................      0.00%          0.00%
Expected stock price volatility........................     65.32%         62.08%
Risk-free interest rate................................  5.21% - 5.51%  2.94% - 3.64%
Expected life of options...............................    10 years        7 years

                           COMFORT SYSTEMS USA, INC.

 RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.  DISCONTINUED OPERATIONS

     During the second quarter of 2003, the Company sold an operating company. This unit's operating income of $0.1 million, net of taxes, in each of the first six months of 2002 and 2003 has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. In the first quarter of 2003, the Company recorded an estimated loss of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including income taxes" in the Company's statement of operations.

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

     The net cash proceeds of approximately $150 million received to date from the Emcor transaction have been used to reduce the Company's debt. The Company paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including income taxes" in the Company's statement of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. During May 2003, the Company paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were originally estimated in the first quarter of 2002.

                           COMFORT SYSTEMS USA, INC.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in the Company's statements of operations. The Company realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of the Company's aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4.

     In March 2002, the Company also decided to divest of an additional operating company. In the first quarter of 2002, the Company recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in "Estimated loss on disposition, including income taxes" in the Company's statement of operations. In the fourth quarter of 2002, the Company reversed this estimated loss because the Company decided not to sell this unit.

     During the second quarter of 2002, the Company sold a division of one of its operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of tax benefit, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. The Company realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including income taxes" during the second quarter of 2002 in the Company's statement of operations.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
Accounts receivable, net....................................      $1,215
Other current assets........................................         278
Property and equipment, net.................................          39
Goodwill, net...............................................         882
Other noncurrent assets.....................................         229
                                                                  ------
  Total assets..............................................      $2,643
                                                                  ======
Accounts payable............................................      $  277
Other current liabilities...................................         740
                                                                  ------
  Total liabilities.........................................      $1,017
                                                                  ======

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2002      2003
                                                              -------   ------
Revenues....................................................  $98,020   $2,081
Pre-tax income (loss).......................................  $(1,724)  $  102

     Interest expense allocated to the discontinued operations in the first quarter of 2002 was $1.5 million. This amount was allocated based upon the Company's net investment in these operations.

                           COMFORT SYSTEMS USA, INC.

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

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

Goodwill balance as of January 1, 2002 (a)..................  $ 438,448
Impairment adjustment.......................................   (229,056)
Goodwill related to sale of operations......................    (95,965)
                                                              ---------
Goodwill balance as of December 31, 2002(a).................    113,427
Goodwill related to sale of operation.......................       (882)
                                                              ---------
Goodwill balance as of June 30, 2003........................  $ 112,545
                                                              =========

---------------

(a) A portion of this goodwill balance is included in assets related to discontinued operations in the Company's consolidated balance sheet.

5.  RESTRUCTURING CHARGES

     During the first two quarters of 2003, the Company recorded restructuring charges of approximately $2.3 million pre-tax. These charges included approximately $1.3 million for severance costs and stay bonuses primarily associated with the curtailment of the Company's energy efficiency activities, a reorganization of the Company's national accounts operations as well as a reduction in corporate personnel. The severance costs and stay bonuses related to the termination of 87 employees (81 of these employees had been terminated as of June 30, 2003). In addition, these charges include approximately $0.9 million for remaining lease obligations

                           COMFORT SYSTEMS USA, INC.

and $0.1 million of other costs recorded in connection with the actions described above. An additional $0.3 to $0.7 million is expected to be incurred during the second half of 2003 for additional severance costs and remaining lease obligations associated with these restructuring actions.

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

     During the second half of 2000, the Company recorded restructuring charges of approximately $25.3 million primarily associated with restructuring efforts at certain underperforming operations and its decision to cease its e-commerce activities at Outbound Services, a subsidiary of the Company. As of December 31, 2002 and June 30, 2003, accrued lease termination costs of $0.8 million and $0.6 million, respectively, remain that were associated with these restructuring charges.

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2002 and June 30, 2003 (in thousands):

                                          BALANCE AT                                BALANCE AT
                                      BEGINNING OF PERIOD   ADDITIONS   PAYMENTS   END OF PERIOD
                                      -------------------   ---------   --------   -------------
YEAR ENDED DECEMBER 31, 2002:
SEVERANCE...........................        $  210           $  846     $(1,056)      $   --
LEASE TERMINATION COSTS AND OTHER...         1,148              704        (852)       1,000
                                            ------           ------     -------       ------
TOTAL...............................        $1,358           $1,550     $(1,908)      $1,000
                                            ======           ======     =======       ======
SIX MONTHS ENDED JUNE 30, 2003:
Severance...........................        $   --           $1,343     $(1,238)      $  105
Lease termination costs and other...         1,000              931        (424)       1,507
                                            ------           ------     -------       ------
Total...............................        $1,000           $2,274     $(1,662)      $1,612
                                            ======           ======     =======       ======

6.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,   JUNE 30,
                                                                  2002         2003
                                                              ------------   --------
Revolving credit facility...................................    $   107      $    --
Term loan...................................................     14,625       13,675
Other.......................................................        502          462
                                                                -------      -------
  Total debt................................................     15,234       14,137
  Less -- current maturities................................     (1,780)      (2,166)
                                                                -------      -------
  Total long-term portion of debt...........................     13,454       11,971
  Less -- discount on Facility..............................     (2,850)      (2,550)
                                                                -------      -------
  Long-term portion of debt, net of discount................    $10,604      $ 9,421
                                                                =======      =======

                           COMFORT SYSTEMS USA, INC.

 CREDIT FACILITY

     The Company's primary current debt financing capacity consists of a $54 million senior credit facility (the "Facility") provided by a syndicate of three financial institutions led by General Electric Capital Corporation ("GE"). The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and replaced the Company's previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility (the "Term Loan") was originally $15 million, which the Company borrowed upon the closing of Facility on October 11, 2002. The Term Loan must be repaid in quarterly installments over five years beginning December 31, 2002. The amount of each quarterly installment increases annually.

     The Facility requires prepayments of the Term Loan in certain circumstances. Approximately half of any free cash flow (as defined in the Facility agreement -- primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. The Company did not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement, primarily as a result of the significant amount of voluntary prepayments of debt made by the Company during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of June 30, 2003, $13.7 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan"). Under this revolving credit facility, the Company can borrow up to $20 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $20 million in letters of credit. Capacity under the Revolving Loan is also limited by the leverage and fixed charge coverage covenants described below under "Restrictions and Covenants" and "Amounts Outstanding and Capacity." As noted in the latter section, under the most restrictive of these capacity provisions, the Company's current borrowing capacity, on a monthend measurement basis, is $5.0 million. Borrowing capacity can be greater than this amount on an intra-month basis. Letters of credit currently outstanding are $19.7 million.

     A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are provided by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations on a project and the payment of the Company's vendors on the project. The Company has reached a preliminary agreement with its surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of June 30, 2003, the amount of these assets is approximately $39.6 million. The Company has also posted a $5 million letter of credit as collateral for potential obligations under bonds.

 INTEREST RATES AND FEES

     The Company has a choice of two interest rate options for borrowings under the Facility. Under one option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime

                           COMFORT SYSTEMS USA, INC.

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

     The Company also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs. During the first quarter of 2003, the Company charged approximately $0.8 million of deferred financing costs to interest expense that were associated with higher levels of capacity under the Facility than the current total of $54 million.

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

 INTEREST RATE DERIVATIVE

     The rates underlying the interest rate terms of the Facility are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that the Company convert these floating interest rate terms on at least half of the original Term Loan to fixed rates for at least a one-year term. In January 2003, the Company converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which the Company agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of the Company's obligations to the bank under this swap versus the bank's obligations to the Company. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive income (loss) for that period, and not in the Company's statement of operations. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in the Company's statement of operations. The swap was effective as a hedge for accounting purposes from its inception through June 30, 2003, and the Company expects it to continue to be effective throughout its term.

     During the six months ended June 30, 2003, a reduction to stockholders' equity of $0.1 million, net of tax, was recorded through other comprehensive income (loss) and is included in other current liabilities in the Company's consolidated balance sheet. The counterparty to the above derivative agreement is a major bank. Based on its continuing review of the financial position of this bank, the Company believes there is minimal risk that the bank will not meet its obligations to the Company under this swap.

                           COMFORT SYSTEMS USA, INC.

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

     The value of this warrant and put as of the start of the Facility of $2.9 million, less amortization to date of $0.3 million, is reflected as a discount of the Company's obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock.

     The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The gain included in interest expense related to the warrant's mark-to-market obligation during the six months ended June 30, 2003 was $0.1 million.

     The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at June 30, 2003 (value of warrant and put obligation in thousands).

STOCK PRICE                                               VALUE OF WARRANT AND PUT OBLIGATION
-----------                                               -----------------------------------
$1.63...................................................                $2,892
$2.63(a)................................................                $3,085
$3.63...................................................                $3,323

---------------

(a) This was the Company's closing stock price on June 30, 2003.

 RESTRICTIONS AND COVENANTS

     Borrowings under the Facility are specifically limited by the Company's ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") also known as the leverage covenant, and by the Company's ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million and excludes cash balances in certain of the Company's bank accounts.

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

                                                         FINANCIAL COVENANTS
                                              -----------------------------------------
                                                                    MINIMUM
                                               MINIMUM               FIXED
                                              TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS   DEBT TO   COVERAGE   INTEREST
                                               EBITDA     EBITDA     RATIO     COVERAGE
                                              ---------   -------   --------   --------
FOR THE QUARTER ENDING
  ACTUAL
June 30, 2003...............................   $16,666     0.96       3.09       8.02
  COVENANT
June 30, 2003...............................   $16,420     2.20       2.50       3.00
September 30, 2003..........................   $17,840     2.10       2.60       3.00
December 31, 2003...........................   $23,565     1.50       2.70       3.00
March 31, 2004..............................   $29,000     1.50       3.00       3.00
June 30, 2004...............................   $29,000     1.50       3.00       3.00
September 30, 2004..........................   $29,000     1.25       3.00       3.00
December 31, 2004...........................   $29,000     1.25       3.00       3.00
All quarters thereafter.....................   $31,000     1.25       3.00       3.00

     The Company's trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. The Company's lenders waived this violation and agreed to modify the Company's minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

     The Facility prohibits payment of dividends, repurchase of shares and acquisitions by the Company. It also limits annual lease expense and non-Facility debt, and restricts outlays of cash by the Company relating to certain investments and subordinate debt.

                           COMFORT SYSTEMS USA, INC.

 AMOUNTS OUTSTANDING AND CAPACITY

     Apart from the Term Loan, the Company's available credit capacity under the Facility is governed by the nominal limits of the Facility, and by calculated limits based on the leverage and fixed charge coverage covenants described above. Available credit capacity is limited to the most restrictive of these measures. The nominal limits are in effect at all times. The leverage provision limits borrowings that can be outstanding at monthend. The fixed charge provision limits amounts that can be outstanding at monthend, or at any other time that GE requests that this covenant be measured. Even though available credit capacity under the leverage provision is only measured at monthend, it is presented below because it is the most restrictive of these limitations as of recent monthends. Available capacity under the Revolving Loan can be greater than the amount below on an intra-month basis.

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                               UNUSED CAPACITY
                                                  AS OF           AS OF             AS OF
                                              JUNE 30, 2003   AUGUST 1, 2003   AUGUST 1, 2003
                                              -------------   --------------   ---------------
Revolving loan..............................     $    --         $ 9,900           $4,980
  Term loan.................................      13,675          13,675              n/a
  Other debt................................         462             457              n/a
                                                 -------         -------           ------
     Total debt.............................      14,137          24,032            4,980
     Less: discount on Facility.............      (2,550)         (2,500)             n/a
                                                 -------         -------           ------
     Total debt, net of discount............     $11,587         $21,532           $4,980
                                                 =======         =======           ======
  Letters of credit.........................     $14,146         $19,655           $  345

 OTHER LONG-TERM OBLIGATIONS DISCLOSURES

     The Company has generated positive cash flow in most recent periods, and it currently has a moderate level of debt. The Company anticipates that cash flow from operations and credit capacity under the Facility will provide the Company with sufficient liquidity to fund its operations for the foreseeable future. However, the Company does not have a significant amount of excess credit capacity in comparison to expected working capital requirements over the balance of 2003. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain new financing if necessary, but there can be no assurance that it would be successful in doing so.

     As described above, the financial covenants under the Company's credit facility leave only moderate room for variance based on the Company's recent performance. If the Company again violates a covenant under the Facility, the Company may have to negotiate new borrowing terms under the Facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

     Certain of the Company's vendors require letters of credit to ensure reimbursement for amounts they are disbursing on the Company's behalf, such as to beneficiaries under its self-funded insurance programs. Some customers also require the Company to post letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. To date the Company has not had a claim made against a letter of

                           COMFORT SYSTEMS USA, INC.

credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

     The Company currently has $19.7 million in letters of credit outstanding. The Company self-insures a significant portion of its worker's compensation, auto liability and general liability risks. The Company uses third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on the Company's behalf. Under its current self-insurance arrangements, the Company has posted $13.2 million in letters of credit. In addition, the Company may receive other letter of credit requests in the ordinary course of business, and it may have a net increase in the amount of insurance-related letters of credit it must post when it renews its insurance arrangements in the fourth quarter of 2003. Accordingly, the Company's letter of credit requirements over the next year may exceed the current letter of credit sublimits of $20 million under the Company's credit facility. If so, the Company may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that the Company would be successful in doing so.

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

                           COMFORT SYSTEMS USA, INC.

interruption in the availability of bonding capacity, such an interruption would likely cause the Company's revenues and profits to decline in the near term.

 SELF-INSURANCE

     The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high deductibles under the Company's insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates annually.

     A wholly-owned insurance company subsidiary reinsures a portion of the risk associated with surety bonds that were issued on the Company's behalf from 1998 through 2000 by a third-party insurance company. No significant claims have been made against these bonds and management does not expect any material claims will be made in connection with these bonds in the foreseeable future.

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

     Compensation expense relating to the grants will be charged to earnings over the four-year period. The initial value of the award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation. This value, and the related compensation expense, will be adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions are in effect. If the performance conditions are met, the value of the award will then be fixed based on the market price of the Company's stock at that time, and charged to earnings over the remaining three-year vesting period.

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

                           COMFORT SYSTEMS USA, INC.

       facility -- October 11, 2006 to October 11, 2007. This put may be accelerated under certain circumstances including a change of control of the Company, full repayment of amounts owing under the Facility, or a public offering of shares by the Company.

     The initial value of this warrant and put of $2.9 million is reflected as a discount of the Company's obligations under its debt facility with GE, less amortization to date of $0.3 million, and as an obligation in long-term liabilities. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period and in the Company's long-term warrant obligation, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The gain included in interest expense related to the warrant's mark-to-market obligation for the six months ended June 30, 2003 was $0.1 million.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 2003, there were 1,127,612 shares of Restricted Voting Common Stock remaining.

 EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, convertible subordinated notes, warrants and contingently issuable restricted stock.

     The exercise prices for options to purchase 4.8 million shares of the Company's Common Stock ("Common Stock") at prices ranging from $2.875 to $21.44 per share were greater than the average market price of the Common Stock for the three months ended June 30, 2003. Under the calculations normally required by generally accepted accounting principles for determining EPS, including the effect of these options would increase diluted EPS, or have an "anti-dilutive" effect. When this situation occurs, generally accepted accounting principles require that such options or other common stock equivalents be excluded from the determination of diluted EPS. Accordingly, they have been excluded. Options to purchase 2.7 million shares of Common Stock at prices ranging from $6.00 to $21.44 per share were outstanding for the three months and six months ended June 30, 2002, but were not included in the computation of diluted EPS for the same reason.

                           COMFORT SYSTEMS USA, INC.

     Options had an anti-dilutive effect for the six months ended June 30, 2003 because the Company reported a loss from continuing operations during this period. Accordingly, options were not included in the diluted EPS calculation for this period. The Company would have included 103,949 shares related to the dilutive impact of options for this period if it were not for the loss from continuing operations during the period.

     As noted above, the Company granted GE, its primary lender, a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The dilutive impact of these warrants is computed assuming the issuance of shares required to fulfill the warrant obligation at the end of the reporting period and excluding the effect on the income statement for the period of any mark-to-market adjustments made in connection with valuing the warrants. When this is done for the three months ended June 30, 2003, the warrants have an anti-dilutive effect on diluted EPS and accordingly they are not included in the determination of diluted EPS. Had the warrants not been anti-dilutive, the Company would have included 1,173,183 shares in the diluted EPS calculation for the three months ended June 30, 2003. The after-tax gain related to the warrant's mark-to-market adjustment was $0.1 million for the six months ended June 30, 2003 and this amount is added to net income for purposes of calculating diluted EPS.

     The shares associated with contingently issuable restricted stock grants described above are included in the diluted EPS calculation for the three months ended June 30, 2003 because it is probable that the performance requirements for the issuance of these shares will be met. These shares had an anti-dilutive effect for the six months ended June 30, 2003 since the Company had a loss from continuing operations for the period. Accordingly, these shares were not included in the determination of diluted EPS for that period.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                              THREE MONTHS     SIX MONTHS ENDED
                                                             ENDED JUNE 30,        JUNE 30,
                                                             ---------------   -----------------
                                                              2002     2003     2002      2003
                                                             ------   ------   -------   -------
Common shares outstanding, end of period (a)...............  37,821   37,691   37,821    37,691
Effect of using weighted average common shares
  outstanding..............................................      18      (51)    (134)      (60)
                                                             ------   ------   ------    ------
Shares used in computing earnings per share -- basic.......  37,839   37,640   37,687    37,631
Effect of shares issuable under stock option plans based on
  the treasury stock method................................     637      118      550        --
Effect of shares issuable related to warrants..............      --       --       --     1,173
Effect of contingently issuable restricted shares..........      --      225       --        --
                                                             ------   ------   ------    ------
Shares used in computing earnings per share -- diluted.....  38,476   37,983   38,237    38,804
                                                             ======   ======   ======    ======

---------------

(a) Excludes 225,000 shares of contingently issuable restricted stock outstanding as of June 30, 2003 (see "Restricted Stock Grant" paragraphs above).

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

     We are a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial and industrial HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. The segment of the HVAC industry we serve can be broadly divided into two service functions: installation in newly constructed facilities, which has provided approximately 53% of our 2003 revenues to date, and maintenance, repair and replacement, which has provided the remaining 47% of our 2003 revenues to date. Our consolidated 2003 revenues to date are derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

SERVICE ACTIVITY                                              PERCENTAGE OF REVENUE
----------------                                              ---------------------
HVAC........................................................            73
Plumbing....................................................            11
Building Automation Control Systems.........................             7
Other.......................................................             9
                                                                       ---
Total.......................................................           100

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

 ACCOUNTING FOR ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We are required to estimate the collectibility of accounts receivable. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the creditworthiness of the customer, our prior collection history with the customer, the ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

 ACCOUNTING FOR SELF-INSURANCE LIABILITIES

     We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high deductibles under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates annually. We believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

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

RESULTS OF OPERATIONS

                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                           JUNE 30,                                JUNE 30,
                             ------------------------------------    -------------------------------------
                                   2002                2003                2002                 2003
                             ----------------    ----------------    -----------------    ----------------
                                                            (IN THOUSANDS)
Revenues...................  $211,500   100.0%   $202,355   100.0%   $ 401,126   100.0%   $384,769   100.0%
Cost of services...........   172,986    81.8%    167,553    82.8%     332,362    82.9%    322,215    83.7%
                             --------            --------            ---------            --------
Gross profit...............    38,514    18.2%     34,802    17.2%      68,764    17.1%     62,554    16.3%
Selling, general and
  administrative
  expenses.................    30,480    14.4%     29,400    14.5%      62,873    15.7%     60,349    15.7%
Restructuring charges......        --      --       1,112     0.5%       1,878     0.5%      2,274     0.6%
                             --------            --------            ---------            --------
Operating income (loss)....     8,034     3.8%      4,290     2.1%       4,013     1.0%        (69)     --
Other expense, net.........      (290)   (0.1)%      (956)   (0.5)%     (1,847)   (0.5)%    (2,569)   (0.7)%
                             --------            --------            ---------            --------
Income (loss) before income
  taxes....................     7,744     3.7%      3,334     1.6%       2,166     0.5%     (2,638)   (0.7)%
Income tax expense
  (benefit)................     2,641                 728                1,064              (1,241)
                             --------            --------            ---------            --------
Income (loss) from
  continuing operations....     5,103     2.4%      2,606     1.3%       1,102     0.3%     (1,397)   (0.4)%
Discontinued operations --
  Operating results, net of
    tax....................      (166)                (33)                  89                  66
  Estimated loss on
    disposition, including
    tax....................      (169)                 --              (11,156)               (912)
Cumulative effect of change
  in accounting principle,
  net of tax...............        --                  --             (202,521)                 --
                             --------            --------            ---------            --------
Net income (loss)..........  $  4,768            $  2,573            $(212,486)           $ (2,243)
                             ========            ========            =========            ========

     Revenues -- Revenues decreased $9.1 million, or 4.3%, to $202.4 million for the second quarter of 2003 and decreased $16.4 million, or 4.1%, to $384.8 million for the first six months of 2003 compared to the same periods in 2002. The 4.3% decline in revenue for the quarter was comprised of a 3.4% decline in revenue at ongoing operations and a 0.9% decline in revenue related to operations that were sold during 2003. The 4.1% decline in revenue for the first six months of 2003 was comprised of a 3.2% decline in revenue at ongoing operations and a 0.9% decline in revenue related to operations that were sold during 2003.

     The decline in revenues at ongoing operations in 2003 resulted primarily from continued economic weakness in several markets. In addition, the general economic slowdown in the U.S. which began in 2001 led to deferrals in both new and replacement project activity, and has also resulted in a more competitive pricing environment. This slowdown worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. We and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial/industrial HVAC equipment in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. In addition, while we have seen some signs that activity levels in our industry may increase over the next year as compared to current levels, there can be no assurance that this will occur. In view of the decreased economic activity and increased price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

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

     Backlog associated with continuing operations as of June 30, 2003 was $457.4 million, a 5.1% increase from December 31, 2002 backlog of $435.1 million and a decrease of $3.6 million, or 0.8%, from June 30, 2002 backlog of $461.0 million. During the fourth quarter of 2002, we removed $16.0 million from backlog that related to a project that we now believe will not proceed. This project was first reflected in backlog in the third quarter of 2001. If this project is excluded from June 30, 2002 backlog, our backlog reflected an increase of 2.8% from an adjusted June 30, 2002 backlog of $445.0 million.

     Gross Profit -- Gross profit decreased $3.7 million, or 9.6%, to $34.8 million for the second quarter of 2003 and decreased $6.2 million, or 9.0%, to $62.6 million for the first six months of 2003 compared to the same periods in 2002. As a percentage of revenues, gross profit decreased from 18.2% for the three months ended June 30, 2002 to 17.2% for the three months ended June 30, 2003 and decreased from 17.1% for the six months ended June 30, 2002 to 16.3% for the six months ended June 30, 2003.

     The decline in gross profit in the second quarter of 2003 as compared to the second quarter of 2002 is primarily due to lower industry activity levels and increased price competition. These factors also contributed to the decline in gross profit for the first six months of 2003 as compared to the same period in 2002, along with adverse cost developments on certain projects in two of our operations during the first quarter of 2003.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $1.1 million, or 3.5%, to $29.4 million for the second quarter of 2003 and decreased $2.5 million, or 4.0%, to $60.3 million for the first six months of 2003 compared to the same periods in 2002. As a percentage of revenues, SG&A increased from 14.4% for the three months ended June 30, 2002 to 14.5% for the three months ended June 30, 2003 and remained flat at 15.7% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to our receivables with Kmart as a result of a settlement with Kmart. Accordingly, the decrease in normal SG&A from 2002 to 2003 was greater by this amount. The decrease is primarily due to a concerted effort to reduce SG&A throughout our company. This effort included a reduction in corporate overhead at the end of the first quarter of 2002 in response to our smaller size following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations." We also initiated further steps in the second quarter of 2003 to reduce overhead both in our corporate office and in our field operations based on continuing weakness in industry activity levels and pricing.

     Restructuring Charges -- During the first two quarters of 2003, we recorded restructuring charges of approximately $2.3 million pre-tax. These charges included approximately $1.3 million for severance costs and stay bonuses primarily associated with the curtailment of our energy efficiency activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and stay bonuses related to the termination of 87 employees (81 of these employees had been terminated as of June 30, 2003). In addition, these charges include approximately $0.9 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. An additional $0.3 to $0.7 million is expected to be incurred during the second half of 2003 for additional severance costs and remaining lease obligations associated with these restructuring actions.

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

     Other Expense, Net -- Other expense, net, primarily includes interest expense, and increased $0.7 million to $1.0 million for the second quarter of 2003 and increased $0.7 million to $2.6 million for the first six months of 2003 compared to the same periods in 2002. Interest expense for the first quarter of 2003 includes a charge of $0.8 million for deferred financing costs that were associated with previously higher levels of capacity under our credit facility. In addition, first quarter 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations. A portion of our actual interest expense in the first quarter of 2002 was allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended March 31, 2002 was $1.5 million. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in our borrowing capacity following the Emcor transaction. Other expense, net, for the second quarter of 2002 also includes a gain of $0.6 million on the sale of the residential portion of one of our operations.

     Income Tax Expense (Benefit) -- Our effective tax rates associated with results from continuing operations for the six months ended June 30, 2002 and 2003 were 49.1% and 47.0%, respectively. These effective rates are higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes. In addition, since our current pre-tax profit margins are relatively low on a historical and an absolute basis, the impact of these non-deductible expenses on our effective rate is increased.

     During the first quarter of 2003, we reported an effective tax rate of only 33.0%, as we incurred a pre-tax loss during that period and believed it more conservative to limit the amount of tax benefit recognized when a loss is incurred early in the year. Because we now believe we will report pre-tax income for the year as a whole, we adjusted our year-to-date effective tax rate to 47.0%, the level we currently expect to be applicable for our full-year results. As a result of this year-to-date adjustment, our effective rate for the second quarter was 21.8%. During quarters in which we report pre-tax profits, it is more typical for our effective tax rate for the quarter to be similar to our current year-to-date effective rate.

     Discontinued Operations -- During the second quarter of 2003, we sold an operating company. This unit's operating income of $0.1 million, net of taxes, in each of the first six months of 2002 and 2003 has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. In the first quarter of 2003, we recorded an estimated loss of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including tax" in our results of operations.

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

     The net cash proceeds of approximately $150 million received to date from the Emcor transaction have been used to reduce our debt. We paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including tax" in our results of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. During May 2003, we paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we originally estimated in the first quarter of 2002.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in our results of operations. We realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of our aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

     In March 2002, we also decided to divest of an additional operating company. In the first quarter of 2002, we recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in "Estimated loss on disposition, including tax" in our results of operations. In the fourth quarter of 2002, we reversed this estimated loss because we decided not to sell this unit.

     During the second quarter of 2002, we sold a division of one of our operations. The operating loss for this division for the first two quarters of 2002 of $0.3 million, net of tax benefit, has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. We realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including tax" during the second quarter of 2002 in our results of operations.

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

     Outlook -- As noted above, we have reported lower earnings in 2003 than in 2002. This resulted from several factors that coincided with what is traditionally our period of lower seasonal activity during the year. Foremost among these factors, as noted above, were adverse cost developments in certain projects in two of our operations, and reduced activity levels and increased price competition stemming from the general economic slowdown which began in 2001 and which worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events.

     We and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial/industrial HVAC equipment in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. In addition, while we have seen some signs that activity levels in our industry may increase over the next year as compared to current levels, there can be no assurance that this will occur. Based on these indications as well as significant cost reductions we have initiated, we expect to be profitable in 2003 as a whole. Because industry conditions have not improved to the degree we expected when we commented on our 2003 outlook in our first quarter reports, we now believe our full-year 2003 results will be comparable to 2002's results, rather than higher than 2002 results as indicated in our first quarter reports. However, these factors also lead us to expect that our 2004 results will be significantly better than our 2003 results.

LIQUIDITY AND CAPITAL RESOURCES

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2002       2003       2002       2003
                                             --------   --------   ---------   -------
                                                          (IN THOUSANDS)
Cash provided by (used in):
  Operating activities.....................  $ 10,955   $ 13,923   $   1,693   $11,580
  Investing activities.....................  $ 10,130   $ (3,502)  $ 152,629   $(4,586)
  Financing activities.....................  $(18,316)  $(10,335)  $(152,323)  $(1,683)
Free cash flow:
  Cash provided by operating activities....  $ 10,955   $ 13,923   $   1,693   $11,580
  Taxes paid related to the sale of
     businesses............................        --         --          --    10,371
  Purchases of property and equipment......      (936)      (860)     (3,070)   (1,947)
  Proceeds from sales of property and
     equipment.............................       963         32       1,134       111
                                             --------   --------   ---------   -------
  Free cash flow...........................  $ 10,982   $ 13,095   $    (243)  $20,115

     Cash Flow -- We define free cash flow as cash provided by operating activities less items related to nonrecurring transactions such as sales of businesses and customary capital expenditures plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies. Free cash flow is presented because it is a financial measure that is frequently requested by capital market participants in evaluating our company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or cash flows as determined under generally accepted accounting principles and as reported by us.

     For the three months ended June 30, 2003, we had positive free cash flow of $13.1 million as compared to $11.0 million for the same period in 2002. We have now generated positive free cash flow in eleven of the last thirteen quarters. For the six months ended June 30, 2003, we had positive free cash flow of $20.1 million as compared to negative free cash flow of $0.2 million for the same period in 2002.

     For the three months ended March 31, 2003, free cash flow from operations as well as borrowings from the credit facility discussed below, were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor. The net proceeds received at the closing of the Emcor transaction in the first quarter of 2002 were all used to reduce our debt.

     Credit Facility -- Our primary current debt financing capacity consists of a $54 million senior credit facility, or the Facility, provided by a syndicate of three financial institutions led by General Electric Capital Corporation, or GE. The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all of our assets. The Facility was entered into on October 11, 2002 and replaced our previous revolving credit facility. The Facility consists of two parts: a term loan and a revolving credit facility.

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

     The Facility requires prepayments of the Term Loan in certain circumstances. Approximately half of any free cash flow (as defined in the Facility agreement -- primarily cash from operations less capital expenditures) in excess of scheduled principal payments and voluntary prepayments must be used to pay down the Term Loan. This requirement is measured annually based on full-year results. We did not have any prepayments of the Term Loan due as of December 31, 2002 under this requirement, primarily as a result of our significant amount of voluntary prepayments of debt during 2002. In addition, proceeds in excess of $250,000 from any individual asset sales, or in excess of $1 million for a full year's asset sales, must be used to pay down the Term Loan. Proceeds from asset sales that are less than these individual transaction or annual aggregate levels must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of the receipt of such proceeds.

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of June 30, 2003, $13.7 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility, the Revolving Loan. Under this revolving credit facility we can borrow up to $20 million, with the difference between actual borrowings and $40 million available for letter of credit issuance up to a maximum of $20 million in letters of credit. Capacity under the Revolving Loan is also limited by the leverage and fixed charge coverage covenants described below under Restrictions and Covenants and Amounts Outstanding, Capacity, and Maturities. As noted in the latter section, under the most restrictive of these capacity provisions, our current borrowing capacity, on a monthend measurement basis, is $5.0 million. Borrowing capacity can be greater than this amount on an intra-month basis. Letters of credit currently outstanding are $19.7 million.

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

     We also incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, we may have to accelerate amortization of these deferred financing and professional costs. During the first quarter of 2003, we charged approximately $0.8 million of deferred financing costs to interest expense that were associated with higher levels of capacity under the Facility than the current total of $54 million.

     The weighted average interest rate that we currently pay on borrowings under the Facility is 5.5% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described above. This rate does not include amortization of debt financing and arrangement costs, or adjustments for derivatives.

     Interest Rate Derivative -- The rates underlying the interest rate terms of the Facility are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that we convert these floating interest rate terms on at least half of the original Term Loan to fixed rates for at least a one-year term. In January 2003, we converted $10 million of principal value to a fixed LIBOR-based interest rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of our obligations to the bank under this swap versus the bank's obligations to us. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive income (loss) for that period, and not in our results of operations. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in our statement of operations. The swap was effective as a hedge for accounting purposes from its inception through June 30, 2003, and we expect it to continue to be effective throughout its term.

     During the six months ended June 30, 2003, a reduction to stockholders' equity of $0.1 million, net of tax, was recorded through other comprehensive income (loss) and is included in other current liabilities in our consolidated balance sheet. The counterparty to the above derivative agreement is a major bank. Based on our continuing review of the financial position of this bank, we believe there is minimal risk that it will not meet its obligations to us under this swap.

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

     The value of this warrant and put as of the start of the Facility of $2.9 million, less amortization to date of $0.3 million, is reflected as a discount of our obligation under the Facility and is being amortized over the term of the Facility, as described above. This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of this warrant and put will change over time, principally in response to changes in the market price of our common stock.

     The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The gain included in interest expense related to the warrant's mark-to-market obligation during the six months ended June 30, 2003 was $0.1 million.

     The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price of our stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than our closing stock price at June 30, 2003 (value of warrant and put obligation in thousands).

                                                               VALUE OF WARRANT
STOCK PRICE                                                   AND PUT OBLIGATION
-----------                                                   ------------------
$1.63.......................................................        $2,892
$2.63(a)....................................................        $3,085
$3.63.......................................................        $3,323

---------------

(a) This was our closing stock price on June 30, 2003.

     Restrictions and Covenants -- Borrowings under the Facility are specifically limited by our ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") also known as the leverage covenant, and by our ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million and excludes cash balances in certain of our bank accounts.

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

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. Intra-quarter monthly covenants are at either the same or very similar levels to the quarter-end covenants shown below. EBITDA amounts are in thousands:

                                                     FINANCIAL COVENANTS
                                    ------------------------------------------------------
                                        MINIMUM        MAXIMUM      MINIMUM       MINIMUM
                                        TRAILING       DEBT TO    FIXED CHARGE    INTEREST
                                    12 MONTHS EBITDA   EBITDA    COVERAGE RATIO   COVERAGE
                                    ----------------   -------   --------------   --------
FOR THE QUARTER ENDING
ACTUAL
June 30, 2003.....................      $16,666         0.96          3.09          8.02

COVENANT
June 30, 2003.....................      $16,420         2.20          2.50          3.00
September 30, 2003................      $17,840         2.10          2.60          3.00
December 31, 2003.................      $23,565         1.50          2.70          3.00
March 31, 2004....................      $29,000         1.50          3.00          3.00
June 30, 2004.....................      $29,000         1.50          3.00          3.00
September 30, 2004................      $29,000         1.25          3.00          3.00
December 31, 2004.................      $29,000         1.25          3.00          3.00
All quarters thereafter...........      $31,000         1.25          3.00          3.00

     Our trailing twelve months EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. Our lenders waived this violation and agreed to modify our minimum EBITDA, leverage and fixed charge covenants for 2003. Even at these modified levels, these covenants leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

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

     Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. Some customers also require us to post letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. To date we have not had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

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

     We have reached a preliminary agreement with our surety and GE to grant the surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment related to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of June 30, 2003, the amount of these assets is approximately $39.6 million. We have also posted a $5 million letter of credit as collateral for potential obligations under bonds.

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

     Amounts Outstanding, Capacity and Maturities -- Apart from the Term Loan, our available credit capacity under the Facility is governed by the nominal limits of the Facility, and by calculated limits based on the leverage and fixed charge coverage covenants described above. Available credit capacity is limited to the most restrictive of these measures. The nominal limits are in effect at all times. The leverage provision limits borrowings that can be outstanding at monthend. The fixed charge provision limits amounts that can be outstanding at monthend, or at any other time that GE requests that this covenant be measured. Even though available credit capacity under the leverage provision is only measured at monthend, it is presented below because it is the most restrictive of these limitations as of recent monthends. Available capacity under the Revolving Loan can be greater than the amount below on an intra-month basis.

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                      AS OF       AS OF     UNUSED CAPACITY
                                                     JUNE 30,   AUGUST 1,   AS OF AUGUST 1,
                                                       2003       2003           2003
                                                     --------   ---------   ---------------
Revolving loan.....................................  $    --     $ 9,900        $4,980
Term loan..........................................   13,675      13,675           n/a
Other debt.........................................      462         457           n/a
                                                     -------     -------        ------
  Total debt.......................................   14,137      24,032         4,980
  Less: discount on Facility.......................   (2,550)     (2,500)          n/a
                                                     -------     -------        ------
  Total debt, net of discount......................  $11,587     $21,532        $4,980
                                                     =======     =======        ======
Letters of credit..................................  $14,146     $19,655        $  345

     The following recaps the future maturities of this debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of August 1, 2003 while operating lease maturities are based on amounts outstanding as of June 30, 2003 (in thousands).

                                             TWELVE MONTHS ENDED JUNE 30,
                                      -------------------------------------------
                                       2004     2005     2006      2007     2008    THEREAFTER    TOTAL
                                      ------   ------   -------   ------   ------   ----------   -------
Revolving loan......................  $   --   $   --   $ 9,900   $   --   $   --    $    --     $ 9,900
Term loan...........................   2,063    2,812     3,563    4,312      925         --      13,675
Other debt..........................      98       87        63       57       60         92         457
                                      ------   ------   -------   ------   ------    -------     -------
  Total debt........................  $2,161   $2,899   $13,526   $4,369   $  985    $    92      24,032
  Less: discount on Facility........                                                              (2,500)
                                                                                                 -------
  Total debt, net of discount.......                                                             $21,532
                                                                                                 =======
Operating lease obligations.........  $9,324   $7,507   $ 6,372   $5,041   $4,197    $13,249     $45,690

     As of June 30, 2003, we also have $14.1 million of letter of credit commitments, all of which will expire in 2003.

     Outlook -- As noted above, we have generated positive free cash flow in most recent periods, and we currently have a moderate level of debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future. However, we do not have a significant amount of excess credit capacity in comparison to expected working capital requirements over the balance of 2003. We believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to obtain new financing if necessary, but there can be no assurance that we would be successful in doing so.

     We currently have $19.7 million in letters of credit outstanding. We self-insure a significant portion of our workers compensation, auto liability and general liability risks. We use third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties can require letters of credit as security for amounts they fund or risks they might potentially absorb on our behalf. Under our current self-insurance arrangements, we have posted $13.2 million in letters of credit. In addition, we may receive other letter of credit requests in the ordinary course of business, and we may have a net increase in the amount of insurance-related letters of credit we must post when we renew our insurance arrangements in the fourth quarter of 2003. Accordingly, our letter of credit requirements over the next year may exceed the current letter of credit sublimits of $20 million under our credit facility. If so, we may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. We believe that our levels of debt in comparison to our EBITDA and free cash flows would enable us to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that we would be successful in doing so.

     As described above, the financial covenants under our credit facility leave only moderate room for variance based on our recent performance. If we again violate a covenant under the Facility, we may have to negotiate new borrowing terms under the Facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and cash flows would enable us to negotiate new borrowing terms under the Facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 of the Consolidated Financial Statements for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Transition for

Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and the footnote disclosure provisions were adopted by us in the fourth quarter of 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that adoption of FIN 46 will have on our consolidated financial condition or results of operations.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Houston, Texas on May 22, 2003. The following sets forth matters submitted to a vote of stockholders:

     (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated April 23, 2003, for terms expiring at the next annual stockholders' meeting or until their successors have been elected and qualified -- Fred J. Giardinelli, Vincent J. Costantini, and Norman C. Chambers. Every director was elected by a majority of the outstanding shares of Common Stock of the Company. Out of a potential 36,795,882 shares of Common Stock outstanding, Mr. Giardinelli had 33,457,481 shares voted in favor, with 468,251 shares withheld. Mr. Costantini had 33,456,374 shares voted in favor, with 468,358 shares withheld, and Mr. Chambers had 33,428,885 shares voted in favor, with 496,847 shares withheld.

     (b) A majority of the outstanding shares of Common Stock of the Company approved the amendment to the Certificate of Incorporation to eliminate the classification of the Board of Directors. Shares voted in favor 33,762,881, with 589,578 shares withheld, and 20,803 shares abstained.

     (c) Stockholder proposal against the Company's use of EBITDA for "performance-based" compensation. Shares voted in favor 3,485,534, with 16,628,540 shares withheld, and 164,892 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1 Employment Agreement between Fred Giardenelli, Jr. and Eastern Heating & Cooling, Inc. dated June 1, 2003. (Filed herewith).

31.1 Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).

31.2 Certification of J. Gordon Beittenmiller pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).

32.1 Certification of William F. Murdy, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).

32.2 Certification of J. Gordon Beittenmiller, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).

     (b) Reports on Form 8-K

          (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 6, 2003. Under Item 7 of that report the Company announced that on May 5, 2003, the Company issued a press release, reporting Comfort's financial results for the first quarter of 2003.

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

August 5, 2003

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                                Executive Vice President,
                                           Chief Financial Officer and Director

August 5, 2003

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.1     Employment Agreement between Fred Giardenelli, Jr. and
          Eastern Heating & Cooling, Inc. dated June 1, 2003. (Filed herewith).
 31.1     Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
 31.2     Certification of J. Gordon Beittenmiller pursuant to Section
          302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
 32.1     Certification of William F. Murdy pursuant to Section 1350,
          Chapter 63 of Title 18, United States Code, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
          (Filed herewith).
 32.2     Certification of J. Gordon Beittenmiller pursuant to Section
          1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
          (Filed herewith).