Form 10-Q
period 2003-09-30
COMFORT SYSTEMS USA INC
filed 2003-11-12
CIK 1035983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             ---------------------

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     The number of shares outstanding of the issuer's common stock, as of November 7, 2003 was 37,991,883.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMFORT SYSTEMS USA, INC.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                        PAGE
                                                                        ----
                      PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
    COMFORT SYSTEMS USA, INC.
          Consolidated Balance Sheets.................................    2
          Consolidated Statements of Operations.......................    3
          Consolidated Statements of Stockholders' Equity.............    4
          Consolidated Statements of Cash Flows.......................    5
          Condensed Notes to Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   39
Item 4.   Controls and Procedures.....................................   40

                        PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   41
Item 2.   Recent Sales of Unregistered Securities.....................   41
Item 6.   Exhibits and Reports on Form 8-K............................   41
Signatures............................................................   42

                           COMFORT SYSTEMS USA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2003
                                                              ------------   -------------
                                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                        AMOUNTS)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   6,017       $   7,820
  Accounts receivable, less allowance for doubtful accounts
     of $5,986 and $5,753...................................     166,274         170,737
  Other receivables.........................................       7,877           4,935
  Inventories...............................................      11,952          10,279
  Prepaid expenses and other................................      10,562          11,577
  Costs and estimated earnings in excess of billings........      17,811          16,520
  Assets related to discontinued operations.................       7,221           1,405
                                                               ---------       ---------
     Total current assets...................................     227,714         223,273
PROPERTY AND EQUIPMENT, net.................................      15,972          14,054
GOODWILL....................................................     109,471         109,471
OTHER NONCURRENT ASSETS.....................................      13,378          11,298
                                                               ---------       ---------
     Total assets...........................................   $ 366,535       $ 358,096
                                                               =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $   1,780       $   4,385
  Accounts payable..........................................      56,330          57,528
  Accrued compensation and benefits.........................      21,888          22,915
  Billings in excess of costs and estimated earnings........      26,633          29,313
  Income taxes payable......................................       9,797              --
  Other current liabilities.................................      29,502          25,995
  Liabilities related to discontinued operations............       1,723             672
                                                               ---------       ---------
     Total current liabilities..............................     147,653         140,808
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DISCOUNT OF
  $2,850 AND $2,400.........................................      10,604          10,732
OTHER LONG-TERM LIABILITIES.................................       3,192           3,365
                                                               ---------       ---------
     Total liabilities......................................     161,449         154,905
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
     none issued and outstanding............................          --              --
  Common stock, $.01 par, 102,969,912 shares authorized,
     39,258,913 shares issued...............................         393             393
  Treasury stock, 1,341,419 and 1,296,405 shares, at cost...      (8,214)         (7,845)
  Additional paid-in capital................................     338,606         338,160
  Deferred compensation.....................................        (785)           (496)
  Other comprehensive income (loss).........................          --             (39)
  Retained earnings (deficit)...............................    (124,914)       (126,982)
                                                               ---------       ---------
     Total stockholders' equity.............................     205,086         203,191
                                                               ---------       ---------
     Total liabilities and stockholders' equity.............   $ 366,535       $ 358,096
                                                               =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   --------------------
                                                                2002       2003       2002        2003
                                                              --------   --------   ---------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (UNAUDITED)
REVENUES....................................................  $212,071   $210,198   $ 609,836   $592,029
COST OF SERVICES............................................   172,726    174,771     502,552    494,873
                                                              --------   --------   ---------   --------
    Gross profit............................................    39,345     35,427     107,284     97,156
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    31,665     28,064      93,876     87,712
RESTRUCTURING CHARGES.......................................        --        949       1,878      3,223
                                                              --------   --------   ---------   --------
    Operating income........................................     7,680      6,414      11,530      6,221
OTHER INCOME (EXPENSE):
  Interest income...........................................        12         29          41         80
  Interest expense..........................................      (959)    (1,107)     (3,960)    (3,575)
  Other.....................................................       116         42       1,232       (105)
                                                              --------   --------   ---------   --------
    Other income (expense)..................................      (831)    (1,036)     (2,687)    (3,600)
                                                              --------   --------   ---------   --------
INCOME BEFORE INCOME TAXES..................................     6,849      5,378       8,843      2,621
INCOME TAX EXPENSE..........................................     3,268      2,572       4,265      1,285
                                                              --------   --------   ---------   --------
INCOME FROM CONTINUING OPERATIONS...........................     3,581      2,806       4,578      1,336
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable income tax
    benefit (expense) of $(91) $(92), $1,655, and $(174)....       159        142         353        281
  Estimated loss on disposition, including income tax
    expense of $--, $43, $25,887 and $274...................        --     (2,773)    (11,156)    (3,685)
                                                              --------   --------   ---------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................     3,740        175      (6,225)    (2,068)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT OF $26,317.............................        --         --    (202,521)        --
                                                              --------   --------   ---------   --------
NET INCOME (LOSS)...........................................  $  3,740   $    175   $(208,746)  $ (2,068)
                                                              ========   ========   =========   ========
INCOME (LOSS) PER SHARE:
  Basic --
    Income from continuing operations.......................  $   0.10   $   0.07   $    0.12   $   0.04
    Discontinued operations --
      Income (loss) from operations.........................        --         --        0.01       0.01
      Estimated loss on disposition.........................        --      (0.07)      (0.29)     (0.10)
    Cumulative effect of change in accounting principle.....        --         --       (5.37)        --
                                                              --------   --------   ---------   --------
    Net income (loss).......................................  $   0.10   $     --   $   (5.53)  $  (0.05)
                                                              ========   ========   =========   ========
  Diluted --
    Income from continuing operations.......................  $   0.09   $   0.07   $    0.12   $   0.04
    Discontinued operations --
      Income (loss) from operations.........................      0.01         --          --       0.01
      Estimated loss on disposition.........................        --      (0.07)      (0.29)     (0.10)
    Cumulative effect of change in accounting principle.....        --         --       (5.30)        --
                                                              --------   --------   ---------   --------
    Net income (loss).......................................  $   0.10   $     --   $   (5.47)  $  (0.05)
                                                              ========   ========   =========   ========
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
  Basic.....................................................    37,834     37,713      37,736     37,659
                                                              ========   ========   =========   ========
  Diluted...................................................    38,131     38,454      38,192     38,081
                                                              ========   ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                OTHER
                                                                                               COMPRE-                 TOTAL
                            COMMON STOCK          TREASURY STOCK       ADDITIONAL   DEFERRED   HENSIVE   RETAINED     STOCK-
                         -------------------   ---------------------    PAID-IN     COMPEN-    INCOME    EARNINGS    HOLDERS'
                           SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SATION    (LOSS)    (DEFICIT)    EQUITY
                         ----------   ------   ----------   --------   ----------   --------   -------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31,
  2001.................  39,258,913    $393    (1,749,334)  $(10,924)   $340,186    $    --     $ --     $  84,166   $ 413,821
  Issuance of Treasury
    Stock:
    Issuance of shares
      for options
      exercised........          --      --       242,146      1,499        (803)        --       --            --         696
    Issuance of
      restricted
      stock............          --      --       275,000      1,698        (618)    (1,080)      --            --          --
  Shares exchanged in
    repayment of notes
    receivable.........          --      --       (49,051)      (204)         --         --       --            --        (204)
  Shares received from
    sale of business...          --      --       (55,882)      (263)         --         --       --            --        (263)
  Shares received from
    settlement with
    former owner.......          --      --        (4,298)       (20)         --         --       --            --         (20)
  Amortization of
    deferred
    compensation.......          --      --            --         --        (159)       295       --            --         136
  Net loss.............          --      --            --         --          --         --       --      (209,080)   (209,080)
                         ----------    ----    ----------   --------    --------    -------     ----     ---------   ---------
BALANCE AT DECEMBER 31,
  2002.................  39,258,913     393    (1,341,419)    (8,214)    338,606       (785)      --      (124,914)    205,086
  Issuance of Treasury
    Stock:
    Issuance of shares
      for options
      exercised
      (unaudited)......          --      --        77,500        469        (253)        --       --            --         216
  Shares received from
    sale of assets
    (unaudited)........          --      --       (32,486)      (100)         --         --       --            --        (100)
  Amortization of
    deferred
    compensation
    (unaudited)........          --      --            --         --        (193)       289       --            --          96
  Mark-to-market
    interest rate swap
    derivative
    (unaudited)........          --      --            --         --          --         --      (39)           --         (39)
  Net loss
    (unaudited)........          --      --            --         --          --         --       --        (2,068)     (2,068)
                         ----------    ----    ----------   --------    --------    -------     ----     ---------   ---------
BALANCE AT SEPTEMBER
  30, 2003
  (unaudited)..........  39,258,913    $393    (1,296,405)  $ (7,845)   $338,160    $  (496)    $(39)    $(126,982)  $ 203,191
                         ==========    ====    ==========   ========    ========    =======     ====     =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                              ------------------   --------------------
                                                                2002      2003       2002        2003
                                                              --------   -------   ---------   --------
                                                                           (IN THOUSANDS)
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  3,740   $   175   $(208,746)  $ (2,068)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
    Cumulative effect of change in accounting principle.....        --        --     202,521         --
    Estimated loss on disposition of discontinued
      operations............................................        --     2,773      11,156      3,685
    Restructuring charges...................................        --       949       1,878      3,223
    Depreciation expense....................................     1,695     1,301       5,570      4,024
    Bad debt expense........................................       451       420       2,982      1,888
    Deferred tax expense....................................     1,943     1,009       3,669      2,222
    Amortization of debt financing costs....................       332       178       1,540      1,457
    Loss (gain) on sale of assets or operations.............       (49)      (31)       (950)       184
    Mark-to-market warrant obligation.......................        --       280          --        188
    Deferred compensation expense...........................        14        61          76         96
    Amortization of debt discount...........................        --       150          --        450
    Changes in operating assets and liabilities --
      (Increase) decrease in --
         Receivables, net...................................     6,731    (7,401)     13,243     (5,938)
         Inventories........................................       662       184       2,039      1,617
         Prepaid expenses and other current assets..........    (1,162)     (954)      2,070        (16)
         Costs and estimated earnings in excess of
           billings.........................................       (22)     (559)     (3,250)     1,196
         Other noncurrent assets............................       (40)      (30)        386        138
      Increase (decrease) in --
         Accounts payable and accrued liabilities...........      (573)   (3,999)    (22,241)       607
         Billings in excess of costs and estimated
           earnings.........................................    (1,358)     (943)      2,093      2,580
         Taxes paid related to the sale of businesses.......        --        --          --    (10,371)
         Other, net.........................................      (250)       --        (229)       (19)
                                                              --------   -------   ---------   --------
      Net cash provided by (used in) operating activities...    12,114    (6,437)     13,807      5,143
                                                              --------   -------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (974)     (714)     (4,044)    (2,661)
  Proceeds from sales of property and equipment.............       196       208       1,330        319
  Proceeds from businesses sold, net of cash sold and
    transaction costs.......................................       (66)       (4)    154,499     (2,754)
                                                              --------   -------   ---------   --------
      Net cash provided by (used in) investing activities...      (844)     (510)    151,785     (5,096)
                                                              --------   -------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on revolving line of credit.....   (12,900)    3,779    (163,700)     3,672
  Payments on other long-term debt..........................      (449)     (399)     (2,771)    (1,402)
  Borrowings of other long-term debt........................        40        --         204         18
  Debt financing costs......................................        --      (158)         --       (835)
  Proceeds from exercise of options.........................        40       130         675        216
                                                              --------   -------   ---------   --------
      Net cash provided by (used in) financing activities...   (13,269)    3,352    (165,592)     1,669
                                                              --------   -------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,999)   (3,595)         --      1,716
CASH AND CASH EQUIVALENTS, beginning of period -- continuing
  operations and discontinued operations....................    12,624    11,415      10,625      6,104
                                                              --------   -------   ---------   --------
CASH AND CASH EQUIVALENTS, end of period -- continuing
  operations and discontinued operations....................  $ 10,625   $ 7,820   $  10,625   $  7,820
                                                              ========   =======   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMFORT SYSTEMS USA, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

1.  BUSINESS AND ORGANIZATION

     Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 52% of the Company's consolidated 2003 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The Company's consolidated 2003 revenues to date relate to the following service activities: HVAC -- 76%, plumbing -- 12%, building automation control systems -- 6%, and other -- 6%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

     The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Form 10-K. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

  CASH FLOW INFORMATION

     Cash paid for interest for continuing and discontinued operations for the nine months ended September 30, 2002 and 2003 was approximately $4.5 million and $1.4 million, respectively. Cash paid for income taxes for continuing operations for the nine months ended September 30, 2002 and 2003 was

                           COMFORT SYSTEMS USA, INC.

approximately $5.0 million and $1.7 million, respectively. Cash paid for income taxes for discontinued operations for the nine months ended September 30, 2002 and 2003 was approximately $4.2 million and $9.4 million, respectively. The cash tax payments for the nine months ended September 30, 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The footnote disclosure provisions were adopted by the Company in the fourth quarter of 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company's preliminary assessment is that the adoption of FIN 46 will not have a significant effect on its consolidated financial condition or results of operations. However, the Company's evaluation of this impact is not yet complete, and therefore, could change.

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

                           COMFORT SYSTEMS USA, INC.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the stock option plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------   -------------------
                                                 2002       2003       2002       2003
                                                -------    -------   ---------   -------
Net income (loss) as reported.................  $3,740     $  175    $(208,746)  $(2,068)
Less: Compensation expense per SFAS No. 123,
  net of tax..................................    (746)      (448)      (2,579)   (1,859)
                                                ------     ------    ---------   -------
Pro forma net income (loss)...................  $2,994     $ (273)   $(211,325)  $(3,927)
                                                ======     ======    =========   =======
Net Income (Loss) Per Share -- Basic
Net income (loss) as reported.................  $ 0.10     $   --    $   (5.53)  $ (0.05)
Less: Compensation expense per SFAS No. 123,
  net of tax..................................   (0.02)     (0.01)       (0.07)    (0.05)
                                                ------     ------    ---------   -------
Pro forma net income (loss) per share.........  $ 0.08     $(0.01)   $   (5.60)  $ (0.10)
                                                ======     ======    =========   =======
Net Income (Loss) Per Share -- Diluted
Net income (loss) as reported.................  $ 0.10     $   --    $   (5.47)  $ (0.05)
Less: Compensation expense per SFAS No. 123,
  net of tax..................................   (0.02)     (0.01)       (0.06)    (0.05)
                                                ------     ------    ---------   -------
Pro forma net income (loss) per share.........  $ 0.08     $(0.01)   $   (5.53)  $ (0.10)
                                                ======     ======    =========   =======

     Stock Option Plans -- The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2002            2003
                                                        -------------   -------------
Expected dividend yield...............................      0.00%           0.00%
Expected stock price volatility.......................     65.32%          62.08%
Risk-free interest rate...............................  5.21% - 5.51%   2.94% - 3.64%
Expected life of options..............................    10 years         7 years

  RECLASSIFICATIONS

     Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

                           COMFORT SYSTEMS USA, INC.

3.  DISCONTINUED OPERATIONS

     During the third quarter of 2003, the Company committed to a plan to divest of an operating company. This unit's after-tax income of $0.2 million for the first nine months of both 2002 and 2003 has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. As a result of the decision in the third quarter of 2003 to sell this unit, the Company recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in "Estimated loss on disposition, including income taxes" in the Company's statement of operations based upon an estimated sales price. The estimated loss results from the non-cash writeoff of nondeductible goodwill.

     During the second quarter of 2003, the Company sold an operating company. This unit's after-tax income of $0.2 million and $0.1 million, for the first nine months of 2002 and the first six months of 2003, respectively, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. As a result of the decision in the first quarter of 2003 to sell this unit, the Company recorded an estimated loss in the first quarter of 2003 of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including income taxes" in the Company's statement of operations. The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of nondeductible goodwill.

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

     The net cash proceeds of approximately $150 million received to date from the Emcor transaction were used to reduce the Company's debt. The Company paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including income taxes" in the Company's statement of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. During May 2003, the Company paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further recognized an additional

                           COMFORT SYSTEMS USA, INC.

$1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow during September 2003. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were estimated when the transaction originally closed in the first quarter of 2002.

     Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations in the Company's statements of operations. The Company realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of the Company's aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4, "Goodwill."

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

     During the second quarter of 2002, the Company sold a division of one of its operations. The after-tax loss for this division for the first two quarters of 2002 of $0.3 million, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes" in the Company's statement of operations. The Company realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including income taxes" during the second quarter of 2002 in the Company's statement of operations.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2003
                                                              ------------   -------------
Accounts receivable, net....................................     $2,118         $  667
Other current assets........................................        782            266
Property and equipment, net.................................        139             77
Goodwill, net...............................................      3,956            395
Other noncurrent assets.....................................        226             --
                                                                 ------         ------
  Total assets..............................................     $7,221         $1,405
                                                                 ======         ======
Accounts payable............................................     $  443         $  122
Other current liabilities...................................      1,280            550
                                                                 ------         ------
  Total liabilities.........................................     $1,723         $  672
                                                                 ======         ======

                           COMFORT SYSTEMS USA, INC.

     Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                                2002      2003
                                                              --------   ------
Revenues....................................................  $104,641   $6,531
Pre-tax income (loss).......................................  $ (1,302)  $  455

     Interest expense allocated to the discontinued operations in the first quarter of 2002 was $1.5 million. This amount was allocated based upon the Company's net investment in these operations. No additional interest expense was allocated to discontinued operations subsequent to the first quarter of 2002.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," went into effect in 2002. The Company adopted it as of January 1, 2002. SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's balance sheet.

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

                           COMFORT SYSTEMS USA, INC.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows (in thousands):

Goodwill balance as of January 1, 2002(a)...................   $ 438,448
Impairment adjustment.......................................    (229,056)
Goodwill related to sale of operations......................     (95,965)
                                                               ---------
Goodwill balance as of December 31, 2002(a).................     113,427
Goodwill related to sale of operation.......................        (882)
Goodwill impairment related to discontinued operation.......      (2,679)
                                                               ---------
Goodwill balance as of September 30, 2003(a)................   $ 109,866
                                                               =========

---------------

(a) A portion of this goodwill balance is included in "Assets Related to Discontinued Operations" in the Company's consolidated balance sheet.

5.  RESTRUCTURING CHARGES

     During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and stay bonuses primarily associated with the curtailment of the Company's energy efficiency activities, a reorganization of the Company's national accounts operations as well as a reduction in corporate personnel. The severance costs and stay bonuses related to the termination of 88 employees (86 of these employees had been terminated as of September 30, 2003). The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above.

     During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of the Company's smaller size following the Emcor transaction described in Note 3, "Discontinued Operations." The severance costs related to the termination of 33 employees, none of whom were employed as of March 31, 2002. The restructuring charges for the quarter also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. The restructuring charges for the quarter were primarily cash obligations, but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

     During the second half of 2000, the Company recorded restructuring charges primarily associated with reconfiguration of certain underperforming operations and with its decision to cease e-commerce activities at Outbound Services, a subsidiary of the Company. As of December 31, 2002 and September 30, 2003, accrued lease termination costs of $0.8 million and $0.6 million, respectively, remain that were associated with these restructuring charges.

                           COMFORT SYSTEMS USA, INC.

     The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2002 and September 30, 2003 (in thousands):

                                          BALANCE AT                                BALANCE AT
                                      BEGINNING OF PERIOD   ADDITIONS   PAYMENTS   END OF PERIOD
                                      -------------------   ---------   --------   -------------
YEAR ENDED DECEMBER 31, 2002:
Severance...........................        $  210           $  846     $(1,056)      $   --
Lease termination costs and other...         1,148              704        (852)       1,000
                                            ------           ------     -------       ------
Total...............................        $1,358           $1,550     $(1,908)      $1,000
                                            ======           ======     =======       ======
NINE MONTHS ENDED SEPTEMBER 30,
  2003:
Severance...........................        $   --           $1,507     $(1,500)      $    7
Lease termination costs and other...         1,000            1,716        (717)       1,999
                                            ------           ------     -------       ------
Total...............................        $1,000           $3,223     $(2,217)      $2,006
                                            ======           ======     =======       ======

6.  LONG-TERM DEBT OBLIGATIONS

     Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2002           2003
                                                              ------------   -------------
Revolving credit facility...................................    $   107         $ 3,779
Term loan...................................................     14,625          13,300
Other.......................................................        502             438
                                                                -------         -------
  Total debt................................................     15,234          17,517
  Less -- current maturities................................     (1,780)         (4,385)
                                                                -------         -------
  Total long-term portion of debt...........................     13,454          13,132
  Less -- discount on Facility..............................     (2,850)         (2,400)
                                                                -------         -------
  Long-term portion of debt, net of discount................    $10,604         $10,732
                                                                =======         =======

  CREDIT FACILITY

     The Company's primary current debt financing capacity consists of a $53 million senior credit facility (the "Facility") provided by a syndicate of three financial institutions led by General Electric Capital Corporation ("GE"). The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all the assets of the Company. The Facility was entered into on October 11, 2002 and consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility (the "Term Loan") was originally $15 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in quarterly installments over five years. The amount of each quarterly installment increases annually.

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

                           COMFORT SYSTEMS USA, INC.

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

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of September 30, 2003, $13.3 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan"). Subject to capacity limitations as described below, $20 million of the $40 million revolving facility is available for borrowings, with the other $20 million available for letters of credit. Capacity under the Revolving Loan is also limited by the leverage and fixed charge coverage covenants described below under "Restrictions and Covenants" and "Amounts Outstanding and Capacity." As noted in the latter section, under the most restrictive of these capacity provisions, the Company's current borrowing capacity, on a month-end measurement basis, is $6.4 million. Borrowing capacity can be greater than this amount on an intra-month basis. Letters of credit currently outstanding are $19.1 million.

     A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations and the payment of the Company's vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of September 30, 2003, the amount of these assets was approximately $42.6 million. The Company has also posted a $5 million letter of credit as collateral for potential obligations under bonds.

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

     The Company incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs are being amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs. During the first quarter of 2003, the Company charged

                           COMFORT SYSTEMS USA, INC.

approximately $0.8 million of deferred financing costs to interest expense that were associated with previously higher levels of capacity under the Facility.

     The weighted average interest rate that the Company currently pays on borrowings under the Facility is 5.3% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described below. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

  INTEREST RATE DERIVATIVE

     The rates underlying the interest rate terms of the Facility are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that the Company convert these floating interest rate terms on at least half of the original Term Loan to fixed rates for at least a one-year term. In January 2003, the Company converted $10 million of principal value to a fixed rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which the Company agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of the Company's obligations to the bank under this swap versus the bank's obligations to the Company. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive income (loss) for that period, and not in the Company's statement of operations. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in the Company's statement of operations. The swap was effective as a hedge for accounting purposes from its inception through September 30, 2003, and the Company expects it to continue to be effective throughout its term.

     During the nine months ended September 30, 2003, a reduction to stockholders' equity of less than $0.1 million, net of tax, was recorded through other comprehensive income (loss) in connection with this swap and is included in other current liabilities in the Company's consolidated balance sheet.

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

     The value of this warrant and put as of the start of the Facility of $2.9 million, less amortization to date of $0.5 million, is reflected as a discount of the Company's obligation under the Facility and is being amortized over the term of the Facility, as described above.

                           COMFORT SYSTEMS USA, INC.

     This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of the warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The loss included in interest expense related to the warrant's mark-to-market obligation during the nine months ended September 30, 2003 was $0.2 million.

     The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at September 30, 2003 (value of warrant and put obligation in thousands).

STOCK PRICE                                               VALUE OF WARRANT AND PUT OBLIGATION
-----------                                               -----------------------------------
$2.81...................................................                $3,122
$3.81(a)................................................                $3,365
$4.81...................................................                $3,636

---------------

(a)  This was the Company's closing stock price on September 30, 2003.

  RESTRICTIONS, COVENANTS, AND POTENTIAL REFINANCING

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

                           COMFORT SYSTEMS USA, INC.

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. EBITDA amounts are in thousands:

                                                         FINANCIAL COVENANTS
                                              ------------------------------------------
                                                                     MINIMUM
                                               MINIMUM                FIXED
                                               TRAILING    MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS'   DEBT TO   COVERAGE   INTEREST
                                                EBITDA     EBITDA     RATIO     COVERAGE
                                              ----------   -------   --------   --------
AS OF
ACTUAL
September 30, 2003..........................   $14,943      1.74       2.64       7.62
COVENANT
October 31, 2003............................   $14,146      2.30       2.25       3.00
November 30, 2003...........................   $14,892      2.20       2.25       3.00
December 31, 2003...........................   $16,775      2.00       2.25       3.00
January 31, 2004............................   $17,609      1.80       2.25       3.00
February 29, 2004...........................   $18,355      1.80       2.25       3.00
March 31, 2004..............................   $19,811      1.80       2.25       3.00
April 30, 2004..............................   $20,127      1.80       2.25       3.00
May 31, 2004................................   $20,631      1.80       2.25       3.00
June 30, 2004...............................   $19,821      1.80       2.25       3.00
July 31, 2004...............................   $18,451      1.80       2.25       3.00
August 31, 2004.............................   $17,644      1.80       2.25       3.00
September 30, 2004..........................   $20,210      1.80       2.25       3.00
October 31, 2004............................   $20,210      1.80       2.25       3.00
November 30, 2004...........................   $20,210      1.50       2.25       3.00
December 31, 2004...........................   $21,232      1.50       2.25       3.00
All months thereafter.......................   $31,000      1.50       2.25       3.00

     The Company's trailing twelve months' EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. The Company's lenders waived this violation and agreed to modify most of the Company's minimum EBITDA, leverage and fixed charge covenants for 2003. The Company's trailing twelve months' EBITDA as of September 30, 2003 as determined under the Facility did not comply with the covenant then in effect. The Company's lenders waived this violation and agreed to modify most of the Company's minimum EBITDA, leverage and fixed charge covenants for the remainder of 2003 and 2004. While the Company believes it will comply with these modified covenants as provided above, these covenants leave only moderate room for variance based on the Company's recent performance.

     The Company is in the process of refinancing its current credit facility with a new senior lending facility of at least $45 million. As of November 12, 2003, the Company has received lending commitments in excess of this amount toward a facility with more flexible terms and more available credit capacity than the Company's current facility. Such commitments are subject to customary closing conditions which the Company believes it will be able to meet. The Company expects to complete this refinancing during the fourth quarter, although there can be no guarantee that it will be successful in doing so.

     If the Company does not complete the refinancing on which it is currently working, and it again violates a covenant under its current facility, the Company may have to negotiate new borrowing terms

                           COMFORT SYSTEMS USA, INC.

under its current facility or obtain new financing. While the Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable the Company to negotiate new borrowing terms under its current facility or to obtain new financing from other sources if necessary, there can be no assurance that the Company would be successful in doing so.

     If the Company completes the refinancing on which it is currently working, the remaining deferred financing costs and discount associated with its current facility will be written off in the Company's statement of operations in the period in which the refinancing is completed. The current amount of such deferred financing costs and discount is $4.7 million, which would be written off as a non-cash charge in the fourth quarter of this year if the Company completes its refinancing during that period as expected.

     As discussed above, if the Facility is repaid in full, GE has the right to put to the Company, or require the Company to repurchase, the warrant it received in connection with establishing the Facility. The repurchase price per warrant share would be the higher of market value, appraised value, or book value per share. If the Company completes the refinancing on which it is currently working, and if, as a result, GE exercises its put, the Company estimates it would pay approximately $2.2 million to GE. This amount would be charged against the warrant and put obligation in Other Long-Term Liabilities on the Company's balance sheet, and thus would not be charged to the Company's statement of operations in the period in which the put is paid. If $2.2 million is paid to discharge the put, the remaining amount of $1.2 million in the warrant and put accrual would be credited to the statement of operations as a non-cash item in the same period that the put payment is made.

  AMOUNTS OUTSTANDING AND CAPACITY

     Apart from the Term Loan, the Company's available credit capacity under the Facility is governed by the nominal limits of the Facility, and by calculated limits based on the leverage and fixed charge coverage covenants described above. Available credit capacity is limited to the most restrictive of these measures. The nominal limits are in effect at all times. The leverage provision limits borrowings that can be outstanding at month end. The fixed charge provision limits amounts that can be outstanding at month end, or at any other time that GE requests that this covenant be measured. Even though available credit capacity under the leverage provision is only measured at month end, it is presented below because it is the most restrictive of these limitations as of recent month ends. Available capacity under the Revolving Loan can be greater than the amount below on an intra-month basis. The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                                  UNUSED CAPACITY
                                                AS OF               AS OF              AS OF
                                          SEPTEMBER 30, 2003   NOVEMBER 7, 2003   NOVEMBER 7, 2003
                                          ------------------   ----------------   ----------------
Revolving loan..........................       $ 3,779             $ 4,657             $6,380
Term loan...............................        13,300              13,300                n/a
Other debt..............................           438                 433                n/a
                                               -------             -------             ------
  Total debt............................        17,517              18,390              6,380
  Less: discount on Facility............        (2,400)             (2,350)               n/a
                                               -------             -------             ------
  Total debt, net of discount...........       $15,117             $16,040             $6,380
                                               =======             =======             ======
Letters of credit.......................       $19,655             $19,137             $  863

  OTHER LONG-TERM OBLIGATIONS DISCLOSURES

     The Company has generated positive cash flow in most recent periods, and it currently has a moderate level of debt. The Company anticipates that cash flow from operations and credit capacity under

                           COMFORT SYSTEMS USA, INC.

the Facility will provide the Company with sufficient liquidity to fund its operations for the foreseeable future. However, the Company does not have a significant amount of excess credit capacity under the Facility in comparison to expected working capital requirements over the next year. In addition, as described above, the financial covenants under the Company's credit facility leave only moderate room for variance based on the Company's recent performance. Also as described above, the Company is in the process of refinancing its current facility with a new facility with more flexible terms and more available credit capacity than the Company's current facility. The Company expects to complete this refinancing during the fourth quarter, although there can be no guarantee that it will be successful in doing so.

     If the Company does not complete the refinancing on which it is currently working, and it again violates a covenant or it encounters borrowing limitations under its current facility, the Company may have to negotiate new borrowing terms under its current facility or obtain new financing. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain new financing if necessary, but there can be no assurance that it would be successful in doing so.

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

     The Company currently has $19.1 million in letters of credit outstanding, against a limit of $20 million under the Facility. The Company self-insures a significant portion of its worker's compensation, auto liability and general liability risks. The Company uses third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties require letters of credit as security for amounts they fund or risks they might potentially absorb on the Company's behalf. Under its current self-insurance arrangements, the Company has posted $13.2 million in letters of credit. In connection with the Company's renewal of its self-insurance program as of November 1, 2003, the Company must post an additional $4.1 million in letters of credit as follows: $0.5 million in November, 2003, $0.5 million in February, 2004, $1.0 million in May, 2004, and $2.1 million in August, 2004. If the Company is unable to retire any of its other outstanding letters of credit, or if it receives other letter of credit requests in the ordinary course of business, then the Company's letter of credit needs will exceed the letter of credit capacity limit under the Facility not later than February, 2004. The new senior credit facility on which the Company is working, as described above, would provide sufficient letter of credit capacity to meet the Company's expected letter of credit needs. If the Company does not complete this new facility, then it may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. The Company believes that its levels of debt in comparison to its EBITDA and its cash flows would enable it to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that the Company would be successful in doing so.

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

  SURETY

     Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors who provided goods and services under a contract. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. To date, the Company is not aware of any losses to its surety in connection with bonds the surety has posted on the Company's behalf, and does not expect such losses to be incurred in the foreseeable future.

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

                           COMFORT SYSTEMS USA, INC.

8.  STOCKHOLDERS' EQUITY

  RESTRICTED STOCK GRANTS

     The Company awarded 200,000 shares of restricted stock to its Chief Executive Officer on March 22, 2002 under its 2000 Equity Incentive Plan. The shares were subject to forfeiture if the Company had not achieved certain performance levels for the twelve-month period ending March 31, 2003. These performance levels were met by the Company. The shares are subject to forfeiture if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over a four-year period that started on the date of grant.

     The Company awarded 75,000 shares of restricted stock to its President on November 1, 2002 under its 2000 Equity Incentive Plan. The shares are subject to forfeiture if the Company does not meet certain performance levels for the twelve-month period ending December 31, 2003 or if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse upon achievement of the performance levels, and pro rata over a four-year period that started on the date of grant.

     Compensation expense relating to the grants will be charged to earnings over the respective four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation at that time. This value, and the related compensation expense, will be adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions are in effect. If the performance conditions are met, the value of the award will then be fixed based on the market price of the Company's stock at that time, and charged to earnings over the remaining three-year period during which remaining forfeiture provisions lapse.

  WARRANT

     In connection with the arrangement of the Company's current debt facility as described above in Note 6, "Long-Term Debt Obligations," the Company granted GE, its lender, a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The warrant agreement also provides for the following:

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

     The initial value of this warrant and put of $2.9 million is reflected as a discount of the Company's obligations under its debt facility with GE, less amortization to date of $0.5 million, and as an obligation in long-term liabilities. The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period and in the Company's long-term warrant obligation, even though the warrant and put may not have been terminated and settled in cash

                           COMFORT SYSTEMS USA, INC.

during the period. Such adjustments are known as mark-to-market adjustments. The loss included in interest expense related to the warrant's mark-to-market obligation for the nine months ended September 30, 2003 was $0.2 million.

     The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at September 30, 2003 (value of warrant and put obligation in thousands).

STOCK PRICE                             VALUE OF WARRANT AND PUT OBLIGATION
-----------                             -----------------------------------
$2.81                                                 $3,122
$3.81(a)                                              $3,365
$4.81                                                 $3,636

---------------

(a)  This was the Company's closing stock price on September 30, 2003.

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

     Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)),
(ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 2003, there were 1,127,612 shares of Restricted Voting Common Stock remaining.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, convertible subordinated notes, warrants and contingently issuable restricted stock.

     The exercise prices for options to purchase 3.0 million shares of the Company's Common Stock ("Common Stock") at prices ranging from $3.63 to $21.44 per share and options to purchase 3.1 million shares of Common Stock at prices ranging from $3.39 to $21.44 per share were greater than the average market price of the Common Stock for the three months and nine months ended September 30, 2003, respectively. Under the calculations normally required by generally accepted accounting principles for determining EPS, including the effect of these options would increase diluted EPS, or have an "anti-dilutive" effect. When this situation occurs, generally accepted accounting principles require that such

                           COMFORT SYSTEMS USA, INC.

options or other common stock equivalents be excluded from the determination of diluted EPS. Accordingly, they have been excluded. Options to purchase 3.3 million shares of Common Stock at prices ranging from $3.86 to $21.44 per share and options to purchase 2.7 million shares of Common Stock at prices ranging from $4.24 to $21.44 per share were outstanding for the three months and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted EPS for the same reason.

     As noted above, the Company granted GE, its primary lender, a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The dilutive impact of these warrants is computed assuming the issuance of shares required to fulfill the warrant obligation at the end of the reporting period and excluding the effect on the income statement for the period of any mark-to-market adjustments made in connection with valuing the warrants. When this is done for the three months and nine months ended September 30, 2003, the warrants have an anti-dilutive effect on diluted EPS and accordingly they are not included in the determination of diluted EPS. Had the warrants not been anti-dilutive, the Company would have included 883,271 shares in the diluted EPS calculation for the three months and nine months ended September 30, 2003 and the after-tax loss related to the warrant's mark-to-market adjustment of $0.2 million and $0.1 million for the three months and nine months ended September 30, 2003, respectively, would have been added to net income for purposes of calculating diluted EPS. The amount of shares that would have been included in the diluted EPS calculation for the warrant exceeds the amount of shares under the related warrant by such a large amount because the calculations required under generally accepted accounting principles for such instruments require the assumption that new shares would be sold at current prices to fund the put obligation associated with the warrant.

     The shares associated with the contingently issuable restricted stock granted on November 1, 2002, as described above, are included in the diluted EPS calculation for the three months and nine months ended September 30, 2003 because it is probable that the performance requirements for the issuance of these shares will be met.

     The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2002     2003     2002     2003
                                                     ------   ------   ------   ------
Common shares outstanding, end of period(a)........  37,835   37,738   37,835   37,738
Effect of using weighted average common shares
  outstanding......................................      (1)     (25)     (99)     (79)
                                                     ------   ------   ------   ------
Shares used in computing earnings per
  share -- basic...................................  37,834   37,713   37,736   37,659
Effect of shares issuable under stock option plans
  based on the treasury stock method...............     297      516      456      197
Effect of shares issuable related to warrants......      --       --       --       --
Effect of contingently issuable restricted
  shares...........................................      --      225       --      225
                                                     ------   ------   ------   ------
Shares used in computing earnings per
  share -- diluted.................................  38,131   38,454   38,192   38,081
                                                     ======   ======   ======   ======

---------------

(a) Excludes 225,000 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2003 (see "Restricted Stock Grant" paragraphs above).

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

     We are a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. The segment of the HVAC industry we serve can be broadly divided into two service functions: installation in newly constructed facilities, which has provided approximately 52% of our 2003 revenues to date, and maintenance, repair and replacement, which has provided the remaining 48% of our 2003 revenues to date. Our consolidated 2003 revenues to date are derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

SERVICE ACTIVITY                                              PERCENTAGE OF REVENUE
----------------                                              ---------------------
HVAC........................................................            76
Plumbing....................................................            12
Building Automation Control Systems.........................             6
Other.......................................................             6
                                                                       ---
Total.......................................................           100
                                                                       ===

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

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," went into effect in 2002. We adopted it as of January 1, 2002. This new standard has two effects. First, we are no longer required to amortize goodwill against our operating results. Second, we are required to regularly test the goodwill on our books to determine whether its value has been impaired, and if it has, to immediately write off, as a component of operating income, the amount of the goodwill that is impaired.

     More specifically, we are required to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                       SEPTEMBER 30,                         SEPTEMBER 30,
                            -----------------------------------   ------------------------------------
                                  2002               2003               2002                2003
                            ----------------   ----------------   -----------------   ----------------
                                                          (IN THOUSANDS)
Revenues..................  $212,071   100.0%  $210,198   100.0%  $ 609,836   100.0%  $592,029   100.0%
Cost of services..........   172,726    81.4%   174,771    83.1%    502,552    82.4%   494,873    83.6%
                            --------           --------           ---------           --------
Gross profit..............    39,345    18.6%    35,427    16.9%    107,284    17.6%    97,156    16.4%
Selling, general and
  administrative
  expenses................    31,665    14.9%    28,064    13.4%     93,876    15.4%    87,712    14.8%
Restructuring charges.....        --      --        949     0.5%      1,878     0.3%     3,223     0.5%
                            --------           --------           ---------           --------
Operating income..........     7,680     3.6%     6,414     3.1%     11,530     1.9%     6,221     1.1%
Interest expense, net.....      (947)   (0.4)%   (1,078)   (0.5)%    (3,919)   (0.6)%   (3,495)   (0.6)%
Other income (expense)....       116     0.1%        42      --       1,232     0.2%      (105)     --
                            --------           --------           ---------           --------
Income before income
  taxes...................     6,849     3.2%     5,378     2.6%      8,843     1.5%     2,621     0.4%
Income tax expense........     3,268              2,572               4,265              1,285
                            --------           --------           ---------           --------
Income from continuing
  operations..............     3,581     1.7%     2,806     1.3%      4,578     0.8%     1,336     0.2%
Discontinued operations --
  Operating results, net
    of tax................       159                142                 353                281
  Estimated loss on
    disposition, including
    tax...................        --             (2,773)            (11,156)            (3,685)
Cumulative effect of
  change in accounting
  principle, net of tax...        --                 --            (202,521)                --
                            --------           --------           ---------           --------
Net income (loss).........  $  3,740           $    175           $(208,746)          $ (2,068)
                            ========           ========           =========           ========

     Revenues -- Revenues decreased $1.9 million, or 0.9%, to $210.2 million for the third quarter of 2003 and decreased $17.8 million, or 2.9%, to $592.0 million for the first nine months of 2003 compared to the same periods in 2002. The 0.9% decline in revenue for the quarter was comprised of a 1.3% increase in revenue at ongoing operations and a 2.2% decline in revenue related to operations that were sold during 2003. The 2.9% decline in revenue for the first nine months of 2003 was comprised of a 1.0% decline in revenue at ongoing operations and a 1.9% decline in revenue related to operations that were sold during 2003.

     The increase in revenues at ongoing operations during the third quarter as compared to the prior year was driven primarily by strong activity levels at our operations in Washington, D.C., Phoenix, Jackson, TN, and San Diego, offset to a lesser degree by declines in entities whose operations we are scaling back, by what we believe is a temporary decrease in revenue in our National Accounts operations, and by a decline in our Salt Lake City operations.

     The year-to-date decline in revenues at ongoing operations in 2003 resulted primarily from continued economic weakness in several markets. In addition, the general economic slowdown in the U.S. which began in 2001 led to deferrals in both new and replacement project activity, and has also resulted in a more competitive pricing environment. This slowdown worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. We and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial/industrial HVAC equipment in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. In addition, while we have seen some signs that activity levels in our industry may increase over the next year as compared to current levels, there can be no assurance that this will occur. In view of the challenging economic environment and price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

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

     Backlog associated with continuing operations as of September 30, 2003 was $442.1 million, a 1.8% increase from December 31, 2002 backlog of $434.4 million and a decrease of $22.2 million, or 4.8%, from September 30, 2002 backlog of $464.3 million. During the fourth quarter of 2002, we removed $16.0 million from backlog that related to a project that we now believe will not proceed. This project was first reflected in backlog in the third quarter of 2001. If this project is excluded from September 30, 2002 backlog, our backlog reflected a decrease of 1.4% from an adjusted September 30, 2002 backlog of $448.3 million. The decrease is within normal quarter-to-quarter and seasonal ranges of variation.

     Gross Profit -- Gross profit decreased $3.9 million, or 10.0%, to $35.4 million for the third quarter of 2003 and decreased $10.1 million, or 9.4%, to $97.2 million for the first nine months of 2003 compared to the same periods in 2002. As a percentage of revenues, gross profit decreased from 18.6% for the three months ended September 30, 2002 to 16.9% for the three months ended September 30, 2003 and decreased from 17.6% for the nine months ended September 30, 2002 to 16.4% for the nine months ended September 30, 2003.

     The decline in gross profit in the third quarter of 2003 as compared to the third quarter of 2002 is primarily due to lower industry activity levels, increased price competition, and moderate execution shortfalls in three of our operations, offset to a lesser degree by improved efficiency at two of our operations. One of the operations with shortfalls this quarter is being combined with another unit. The other two are stronger operations at which such shortfalls are expected to be temporary. Lower industry activity levels and increased price competition also contributed to the decline in gross profit for the first nine months of 2003 as compared to the same period in 2002, along with adverse cost developments on certain projects in two of our operations during the first quarter of 2003.

     Selling, General and Administrative Expenses ("SG&A") -- SG&A decreased $3.6 million, or 11.4%, to $28.1 million for the third quarter of 2003 and decreased $6.2 million, or 6.6%, to $87.7 million for the first nine months of 2003 compared to the same periods in 2002. As a percentage of revenues, SG&A decreased from 14.9% for the three months ended September 30, 2002 to 13.4% for the three months ended September 30, 2003 and decreased from 15.4% for the nine months ended September 30, 2002 to

14.8% for the nine months ended September 30, 2003. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to our receivables with Kmart as a result of a settlement with Kmart. Accordingly, the decrease in normal SG&A from 2002 to 2003 was greater by this amount. The decreases in SG&A primarily result from a concerted effort to reduce SG&A throughout our company. This effort included a reduction in corporate overhead at the end of the first quarter of 2002 in response to our smaller size following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations." We also initiated further steps in the second quarter of 2003 to reduce overhead both in our corporate office and in our field operations based on continuing weakness in industry activity levels and pricing.

     Restructuring Charges -- During the first three quarters of 2003, we recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and stay bonuses primarily associated with the curtailment of our energy efficiency activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and stay bonuses related to the termination of 88 employees (86 of these employees had been terminated as of September 30, 2003). The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above.

     During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of our smaller size following the Emcor transaction described below under "Discontinued Operations." The severance costs related to the termination of 33 employees, none of whom were employed as of March 31, 2002. The restructuring charges for the quarter also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management. The restructuring charges for the quarter were primarily cash obligations but did include approximately $0.3 million of non-cash writedowns associated with long-lived assets.

     Interest Expense, Net -- Interest expense, net, increased $0.1 million to $1.1 million for the third quarter of 2003 and decreased $0.4 million to $3.5 million for the first nine months of 2003 compared to the same periods in 2002. Interest expense for the first quarter of 2003 includes a non-cash charge of $0.8 million for deferred financing costs that were associated with previously higher levels of capacity under our credit facility. A portion of our actual interest expense in the first quarter of 2002 was allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations for the three months ended March 31, 2002 was $1.5 million. In addition, first quarter 2002 interest expense in continuing operations includes a non-cash writedown of $0.6 million, before taxes, of loan arrangement costs in connection with the reduction in our borrowing capacity following the Emcor transaction.

     Other Income (Expense) -- Other income was $0.1 million for the third quarter of 2002 and less than $0.1 million for the third quarter of 2003. Other income was $1.2 million for the first nine months of 2002 and other expense was $0.1 million for the first nine months of 2003. First quarter 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations. Other income for the second quarter of 2002 includes a gain of $0.6 million on the sale of the residential portion of one of our operations.

     Income Tax Expense (Benefit) -- Our effective tax rates associated with results from continuing operations for the nine months ended September 30, 2002 and 2003 were 48.2% and 49.0%, respectively. These effective rates are higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established in connection with the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our current pre-tax profit margins are relatively low on a historical and an absolute basis, the impact of non-deductible expenses on our effective rate is increased.

     Discontinued Operations -- During the third quarter of 2003, we committed to a plan to divest of an operating company. This unit's after-tax income of $0.2 million for the first nine months of both 2002 and 2003 has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. As a result of the decision in the third quarter of 2003 to sell this unit, we recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in "Estimated loss on disposition, including tax" in our results of operations based upon an estimated sales price. The estimated loss results from the non-cash writeoff of nondeductible goodwill.

     During the second quarter of 2003, we sold an operating company. This unit's after-tax income of $0.2 million and $0.1 million for the first nine months of 2002 and the first six months of 2003, respectively, has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. As a result of the decision in the first quarter of 2003 to sell this unit, we recorded an estimated loss in the first quarter of 2003 of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including tax" in our results of operations. The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of nondeductible goodwill.

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

     The net cash proceeds of approximately $150 million received to date from the Emcor transaction were used to reduce our debt. We paid $10.4 million of taxes related to this transaction in March 2003.

     In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in "Estimated loss on disposition, including tax" in our results of operations in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. During May 2003, we paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow in September 2003. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we estimated when the transaction originally closed in the first quarter of 2002.

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

     During the second quarter of 2002, we sold a division of one of our operations. The after-tax loss for this division for the first two quarters of 2002 of $0.3 million has been reported in discontinued operations under "Operating results, net of tax" in our results of operations. We realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss is included in "Estimated loss on disposition, including tax" during the second quarter of 2002 in our results of operations.

     Cumulative Effect of Change in Accounting Principle -- SFAS No. 142, "Goodwill and Other Intangible Assets," which required a transitional assessment of our goodwill assets went into effect in 2002. We adopted it as of January 1, 2002.

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

     Outlook -- As noted above, we have reported lower earnings in 2003 than in 2002. We have experienced reduced activity levels and increased price competition stemming from the general economic slowdown which began in 2001 and which worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. In addition, we had adverse cost developments in certain projects in two of our operations early in the current year.

     We and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. In addition, while we have seen some signs that activity levels in our industry may increase over the next year as compared to current levels, there can be no assurance that this will occur. Based on these indications as well as significant cost reductions we have initiated, we expect to be profitable in 2003 as a whole and believe our full-year 2003 net income from continuing operations, excluding restructuring, will be comparable to the same measure for 2002. Based on generally improving macroeconomic and construction industry indicators, industry specific factors such as expectation of increased demand to meet deferred maintenance and replacement needs, and based on our continuing internal emphasis on improving operations and controlling costs, we believe that our 2004 results will be significantly better than our 2003 results.

LIQUIDITY AND CAPITAL RESOURCES

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2002      2003       2002       2003
                                              --------   -------   ---------   -------
                                                           (IN THOUSANDS)
Cash provided by (used in):
  Operating activities......................  $ 12,114   $(6,437)  $  13,807   $ 5,143
  Investing activities......................  $   (844)  $  (510)  $ 151,785   $(5,096)
  Financing activities......................  $(13,269)  $ 3,352   $(165,592)  $ 1,669
Free cash flow:
  Cash provided by (used in) operating
     activities.............................  $ 12,114   $(6,437)  $  13,807   $ 5,143
  Taxes paid related to the sale of
     businesses.............................        --        --          --    10,371
  Purchases of property and equipment.......      (974)     (714)     (4,044)   (2,661)
  Proceeds from sales of property and
     equipment..............................       196       208       1,330       319
                                              --------   -------   ---------   -------
  Free cash flow............................  $ 11,336   $(6,943)  $  11,093   $13,172

     Cash Flow -- We define free cash flow as cash provided by operating activities excluding items related to nonrecurring transactions such as sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies. Free cash flow is presented because it is a financial measure that is frequently requested by capital market participants and utilized by management in evaluating our company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or cash flows as determined under generally accepted accounting principles and as reported by us.

     For the three months ended September 30, 2003, we had negative free cash flow of $6.9 million as compared to positive free cash flow of $11.3 million for the same period in 2002. The negative third quarter 2003 cash flow resulted primarily from use of working capital during our busiest time of the year, following the first two quarters of the year in which we posted relatively strong working capital performance. We have generated positive free cash flow in eleven of the last fourteen quarters. For the nine months ended September 30, 2003, we had positive free cash flow of $13.2 million as compared to $11.1 million for the same period in 2002.

     During the first quarter of 2003, free cash flow as well as borrowings from the credit facility discussed below, were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor. The net proceeds received at the closing of the Emcor transaction in the first quarter of 2002 were all used to reduce our debt.

     Credit Facility -- Our primary current debt financing capacity consists of a $53 million senior credit facility, or the Facility, provided by a syndicate of three financial institutions led by General Electric Capital Corporation, or GE. The Facility includes a $20 million sublimit for letters of credit. The Facility is secured by substantially all of our assets. The Facility was entered into on October 11, 2002 and consists of two parts: a term loan and a revolving credit facility.

     The term loan under the Facility, or the Term Loan, was originally $15 million, which we borrowed upon the closing of the Facility. The Term Loan must be repaid in quarterly installments over five years. The amount of each quarterly installment increases annually. These scheduled payments are recapped below under Amounts Outstanding, Capacity and Maturities.

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

     All prepayments under the Term Loan, whether required or voluntary, are applied to scheduled principal payments in inverse order, i.e. to the last scheduled principal payment first, followed by the second-to-last, etc. All principal payments under the Term Loan permanently reduce the original $15 million capacity under this portion of the Facility. As of September 30, 2003, $13.3 million was outstanding under the Term Loan.

     The Facility also includes a three-year $40 million revolving credit facility, the Revolving Loan. Subject to capacity limitations as described below, $20 million of the $40 million revolving facility is available for borrowings, with the other $20 million available for letters of credit. Capacity under the Revolving Loan is also limited by the leverage and fixed charge coverage covenants described below under Restrictions and Covenants and Amounts Outstanding, Capacity, and Maturities. As noted in the latter section, under the most restrictive of these capacity provisions, our current borrowing capacity, on a month-end measurement basis, is $6.4 million. Borrowing capacity can be greater than this amount on an intra-month basis. Letters of credit currently outstanding are $19.1 million.

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

     We incurred certain financing and professional costs in connection with the arrangement and the closing of the Facility. These costs are being amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per quarter. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, we may have to accelerate amortization of these deferred financing and professional costs. During the first quarter of 2003, we charged approximately $0.8 million of deferred financing costs to interest expense that were associated with previously higher levels of capacity under the Facility.

     The weighted average interest rate that we currently pay on borrowings under the Facility is 5.3% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as the swap of floating rates to a fixed rate described below. This rate does not include amortization of debt financing and arrangement costs, or mark-to-market adjustments for derivatives.

     Interest Rate Derivative -- The rates underlying the interest rate terms of the Facility are floating interest rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Facility required that we convert these floating interest rate terms on at least half of the original Term Loan to fixed rates for at least a one-year term. In January 2003, we converted $10 million of principal value to a fixed rate of 5.62% for an eighteen-month term. This was done via a transaction known as a "swap" under which we agreed to pay fixed interest rate payments on $10 million for eighteen months to a bank in exchange for receiving from the bank floating LIBOR interest rate payments on $10 million for the same term.

     This transaction is a derivative and has been designated a cash flow hedging instrument under applicable generally accepted accounting principles. Changes in market interest rates in any given period may increase or decrease the valuation of our obligations to the bank under this swap versus the bank's obligations to us. So long as the instrument remains "effective" as defined under applicable generally accepted accounting principles, such changes in market valuation are reflected in stockholders' equity as other comprehensive income (loss) for that period, and not in our results of operations. If the swap is terminated earlier than its eighteen-month term, any gain or loss on settlement will be reflected in our statement of operations. The swap was effective as a hedge for accounting purposes from its inception through September 30, 2003, and we expect it to continue to be effective throughout its term.

     During the nine months ended September 30, 2003, a reduction to stockholders' equity of less than $0.1 million, net of tax, was recorded through other comprehensive income (loss) in connection with this swap and is included in other current liabilities in our consolidated balance sheet.

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

     The value of this warrant and put as of the start of the Facility of $2.9 million, less amortization to date of $0.5 million, is reflected as a discount of our obligation under the Facility and is being amortized over the term of the Facility, as described above.

     This warrant and put obligation are also recorded as a liability in the Company's balance sheet. The value of the warrant and put will change over time, principally in response to changes in the market price of our common stock.

     The warrant and put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be reflected in interest expense for that period, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. The loss included in interest expense related to the warrant's mark-to-market obligation during the nine months ended September 30, 2003 was $0.2 million.

     The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price of our stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than our closing stock price at September 30, 2003 (value of warrant and put obligation in thousands).

                                                               VALUE OF WARRANT
                                                                     AND
STOCK PRICE                                                     PUT OBLIGATION
-----------                                                    ----------------
$2.81.......................................................        $3,122
$3.81(a)....................................................        $3,365
$4.81.......................................................        $3,636

---------------

(a)  This was our closing stock price on September 30, 2003.

     Restrictions, Covenants and Potential Refinancing -- Borrowings under the Facility are specifically limited by our ratio of total debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") also known as the leverage covenant, and by our ratio of EBITDA less taxes and capital expenditures to interest expense and scheduled principal payments, also known as the fixed charge coverage ratio. The Facility's definition of debt for purposes of the ratio of total debt to EBITDA includes aggregate letters of credit outstanding less $10 million and excludes cash balances in certain of our bank accounts.

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

     The financial covenants under the Facility are summarized below. Covenant compliance is measured on a monthly basis. EBITDA amounts are in thousands:

                                                          FINANCIAL COVENANTS
                                              -------------------------------------------
                                                                      MINIMUM
                                                MINIMUM                FIXED
                                               TRAILING     MAXIMUM    CHARGE    MINIMUM
                                              12 MONTHS'    DEBT TO   COVERAGE   INTEREST
                                                EBITDA      EBITDA     RATIO     COVERAGE
                                              -----------   -------   --------   --------
AS OF
--------------------------------------------
ACTUAL
--------------------------------------------
September 30, 2003..........................    $14,943      1.74       2.64       7.62
COVENANT
--------------------------------------------
October 31, 2003............................    $14,146      2.30       2.25       3.00
November 30, 2003...........................    $14,892      2.20       2.25       3.00
December 31, 2003...........................    $16,775      2.00       2.25       3.00
January 31, 2004............................    $17,609      1.80       2.25       3.00
February 29, 2004...........................    $18,355      1.80       2.25       3.00
March 31, 2004..............................    $19,811      1.80       2.25       3.00
April 30, 2004..............................    $20,127      1.80       2.25       3.00
May 31, 2004................................    $20,631      1.80       2.25       3.00
June 30, 2004...............................    $19,821      1.80       2.25       3.00
July 31, 2004...............................    $18,451      1.80       2.25       3.00
August 31, 2004.............................    $17,644      1.80       2.25       3.00
September 30, 2004..........................    $20,210      1.80       2.25       3.00
October 31, 2004............................    $20,210      1.80       2.25       3.00
November 30, 2004...........................    $20,210      1.50       2.25       3.00
December 31, 2004...........................    $21,232      1.50       2.25       3.00
All months thereafter.......................    $31,000      1.50       2.25       3.00

     Our trailing twelve months' EBITDA as of December 31, 2002 as determined under the Facility did not comply with the covenant then in effect. Our lenders waived this violation and agreed to modify most of our minimum EBITDA, leverage and fixed charge covenants for 2003. Our trailing twelve months' EBITDA as of September 30, 2003 as determined under the Facility did not comply with the covenant then in effect. Our lenders waived this violation and agreed to modify most of our minimum EBITDA, leverage and fixed charge covenants for the remainder of 2003 and 2004. While we believe we will comply with these modified covenants as provided above, these covenants leave only moderate room for variance based on our recent performance.

     We are in the process of refinancing our current credit facility with a new senior lending facility of at least $45 million. As of November 12, 2003, we have received lending commitments in excess of this amount toward a facility with more flexible terms and more available credit capacity than our current facility. Such commitments are subject to customary closing conditions which the Company believes it will be able to meet. We expect to complete this refinancing during the fourth quarter, although there can be no guarantee that we will be successful in doing so.

     If we do not complete the refinancing on which we are currently working, and we again violate a covenant under our current facility, we may have to negotiate new borrowing terms under our current facility or obtain new financing. While we believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to negotiate new borrowing terms under our current facility or to obtain new financing from other sources if necessary, there can be no assurance that we would be successful in doing so.

     If we complete the refinancing on which we are currently working, the remaining deferred financing costs and discount associated with our current facility will be written off in our results of operations in the period in which the refinancing is completed. The current amount of such deferred financing costs and discount is $4.7 million, which would be written off as a non-cash charge in the fourth quarter of this year if we complete our refinancing during that period as expected.

     As discussed above, if the Facility is repaid in full, GE has the right to put to us, or require us to repurchase, the warrant it received in connection with establishing the Facility. The repurchase price per warrant share would be the higher of market value, appraised value, or book value per share. If we complete the refinancing on which we are currently working, and if, as a result, GE exercises its put, we estimate we would pay approximately $2.2 million to GE. This amount would be charged against the warrant and put obligation in Other Long-Term Liabilities on our balance sheet, and thus would not be charged to our results of operations in the period in which the put is paid. If $2.2 million is paid to discharge the put, the remaining amount of $1.2 million in the warrant and put accrual would be credited to the statement of operations as a non-cash item in the same period that the put payment is made.

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

     Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors who provided goods and services under a contract. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we are not aware of any losses to our surety in connection with bonds the surety has posted on our behalf, and we do not expect such losses to be incurred in the foreseeable future.

     In cooperation with our lenders, we have granted our surety a secured interest in assets such as receivables, costs incurred in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding as collateral for potential obligations under bonds. As of September 30, 2003, the amount of these assets was approximately $42.6 million. We have also posted a $5 million letter of credit as collateral for potential obligations under bonds.

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

     Amounts Outstanding, Capacity and Maturities -- Apart from the Term Loan, our available credit capacity under the Facility is governed by the nominal limits of the Facility, and by calculated limits based on the leverage and fixed charge coverage covenants described above. Available credit capacity is limited to the most restrictive of these measures. The nominal limits are in effect at all times. The leverage provision limits borrowings that can be outstanding at month end. The fixed charge provision limits amounts that can be outstanding at month end, or at any other time that GE requests that this covenant be measured. Even though available credit capacity under the leverage provision is only measured at month end, it is presented below because it is the most restrictive of these limitations as of recent month ends. Available capacity under the Revolving Loan can be greater than the amount below on an intra-month basis.

     The following recaps the Company's debt amounts outstanding and capacity (in thousands):

                                                                             UNUSED CAPACITY
                                                   AS OF          AS OF           AS OF
                                               SEPTEMBER 30,   NOVEMBER 7,     NOVEMBER 7,
                                                   2003           2003             2003
                                               -------------   -----------   ----------------
Revolving loan...............................     $ 3,779        $ 4,657          $6,380
Term loan....................................      13,300         13,300             n/a
Other debt...................................         438            433             n/a
                                                  -------        -------          ------
  Total debt.................................      17,517         18,390           6,380
  Less: discount on Facility.................      (2,400)        (2,350)            n/a
                                                  -------        -------          ------
  Total debt, net of discount................     $15,117        $16,040          $6,380
                                                  =======        =======          ======
Letters of credit............................     $19,655        $19,137          $  863

     The following recaps the future maturities of this debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of November 7, 2003 while operating lease maturities are based on amounts outstanding as of September 30, 2003 (in thousands).

                             TWELVE MONTHS ENDED SEPTEMBER 30,
                         ------------------------------------------
                          2004     2005     2006     2007     2008    THEREAFTER    TOTAL
                         ------   ------   ------   ------   ------   ----------   -------
Revolving loan.........  $   --   $   --   $4,657   $   --   $   --    $    --     $ 4,657
Term loan..............   4,280    3,000    3,750    2,270       --         --      13,300
Other debt.............     102       78       57       58       62         76         433
                         ------   ------   ------   ------   ------    -------     -------
     Total debt........  $4,382   $3,078   $8,464   $2,328   $   62    $    76      18,390
     Less: discount on
       Facility........                                                             (2,350)
                                                                                   -------
     Total debt, net of
       discount........                                                            $16,040
                                                                                   =======
Operating lease
  obligations..........  $9,080   $6,921   $5,870   $5,067   $3,895    $12,736     $43,569

     As of September 30, 2003, we also have $19.7 million of letter of credit commitments, of which $19.2 million expire in 2003 and the remaining $0.5 million expire in 2004.

     Outlook -- As noted above, we have generated positive free cash flow in most recent periods, and we currently have a moderate level of debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future. However, we do not have a significant amount of excess credit capacity under our current credit facility in comparison to expected working capital requirements over the next year. In addition, as described above, the financial covenants under our current facility leave only moderate room for variance based on our recent performance. Also as described above, we are in the process of refinancing our current facility with a new facility with more flexible terms and more available credit capacity than our current facility. We expect to complete this refinancing during the fourth quarter, although there can be no guarantee that we will be successful in doing so.

     If we do not complete the refinancing on which we are currently working, and we again violate a covenant or we encounter borrowing limitations under our current facility, we may have to negotiate new borrowing terms under our current facility or obtain new financing. We believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to obtain new financing if necessary, but there can be no assurance that we would be successful in doing so.

     We currently have $19.1 million in letters of credit outstanding, against a limit of $20 million under the Facility. We self-insure a significant portion of our worker's compensation, auto liability and general liability risks. We use third parties to manage this self-insurance and to retain some of these risks. As is customary under such arrangements, these third parties require letters of credit as security for amounts they fund or risks they might potentially absorb on our behalf. Under our current self-insurance arrangements, we have posted $13.2 million in letters of credit. In connection with our renewal of our self-insurance program as of November 1, 2003, we must post an additional $4.1 million in letters of credit as follows: $0.5 million in November, 2003, $0.5 million in February, 2004, $1.0 million in May, 2004, and $2.1 million in August, 2004. If we are unable to retire any of our other outstanding letters of credit, or if we receive other letter of credit requests in the ordinary course of business, then our letter of credit needs will exceed the letter of credit capacity limit under the Facility not later than February, 2004. The new senior credit facility on which we are working, as described above, would provide sufficient letter of credit capacity to meet our expected letter of credit needs. If we do not complete this new facility, then we may have to seek additional letter of credit capacity or post different forms of security such as bonds or cash in lieu of letters of credit. We believe that our levels of debt in comparison to our EBITDA and our cash flows would enable us to obtain additional letter of credit capacity or to otherwise meet financial security requirements of third parties if necessary, but there can be no assurance that we would be successful in doing so.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5 of the Consolidated Financial Statements for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. We adopted the footnote disclosure provisions in the fourth quarter of 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Our preliminary assessment is that the adoption of FIN 46 will not have a significant effect on our consolidated financial condition or results of operations. However, our evaluation of this impact is not yet complete, and therefore, could change.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1 Employment Agreement dated as of June 14, 2002 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.
      (Filed herewith).
10.2 Form of Amendment No. 5, Limited Waiver and Limited Consent, dated as of November 12, 2003 by and among the Company, the other credit parties, and General Electric Capital
      Corporation, as Agent for the Lenders. (Filed herewith).
31.1 Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
31.2  Certification of J. Gordon Beittenmiller pursuant to Section
      302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
32.1  Certification of William F. Murdy, pursuant to Section 1350,
      Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
      (Filed herewith).
32.2  Certification of J. Gordon Beittenmiller, pursuant to
      Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of
      2002. (Filed herewith).

     (b) Reports on Form 8-K

     (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 6, 2003. Under Item 7 of that report the Company announced that on August 5, 2003, the Company issued a press release, reporting Comfort's financial results for the second quarter of 2003.

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

November 12, 2003

                                              /s/ J. GORDON BEITTENMILLER
                                          --------------------------------------
                                                 J. Gordon Beittenmiller
                                                Executive Vice President,
                                           Chief Financial Officer and Director

November 12, 2003

                               INDEX TO EXHIBITS

10.1 Employment Agreement dated as of June 14, 2002 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.
      (Filed herewith).
10.2 Form of Amendment No. 5, Limited Waiver and Limited Consent, dated as of November 12, 2003 by and among the Company, the other credit parties, and General Electric Capital
      Corporation, as Agent for the Lenders. (Filed herewith).
31.1 Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
31.2  Certification of J. Gordon Beittenmiller pursuant to Section
      302 of the Sarbanes-Oxley Act Of 2002. (Filed herewith).
32.1  Certification of William F. Murdy, pursuant to Section 1350,
      Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
      (Filed herewith).
32.2  Certification of J. Gordon Beittenmiller, pursuant to
      Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of
      2002. (Filed herewith).