Form 10-K
period 2003-12-31
COMFORT SYSTEMS USA INC
filed 2004-02-27
CIK 1035983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file number: 1-13011

Comfort Systems USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)

777 Post Oak Blvd.
Suite 500
Houston, Texas 77056
(713) 830-9600
(Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        As of February 24, 2004, the aggregate market value of the 36,610,585 shares of the registrant's common stock held by non-affiliates of the registrant was $96,285,839, based on the $2.63 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2003.

        As of February 24, 2004, 38,338,774 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2003.

FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, national or regional weakness in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. Important factors that could cause actual results to differ are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Affect Future Results."

PART I

ITEM 1. Business

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry in 51 cities and 63 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 96% of our consolidated 2003 revenues were derived from commercial, industrial and institutional customers with approximately 52% of the revenues attributable to installation services in newly constructed facilities and 48% attributable to maintenance, repair and replacement services. Our consolidated 2003 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	74
Plumbing	11
Building Automation Control Systems	6
Other	9

Total	100

        Our distribution of revenues in 2003 by geographic region was as follows:

Southeast	38%
West (a)	23%
Northeast	20%
Midwest	16%
National Accounts	3%

Total	100%

(a)
We have no significant activity in the Pacific Northwest.

        We were originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated upon acquisition with existing operations. Since we suspended our acquisition program in late 1999, we have sold or ceased operations at 34 companies through 2003. We have consolidated another 16 companies into other operations, such that today we have 43 operating units.

        Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. These 19 operations provided $657.9 million of our revenue in 2001. We used the proceeds from this sale to reduce debt. We recognized a loss of $11.8 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see "Item 8—Financial Statements and Supplemental Data—Notes 3 and 4."

        Our Internet address is http://www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company's website also includes our code of ethics, titled "Corporate Compliance Policy: Standards and Procedures Regarding Business Practices," together with other governance materials including our corporate governance guidelines and our Board committee charters. Printed versions of our code of ethics and our corporate governance guidelines may be obtained upon written request to our Corporate Compliance Officer at the Company's headquarters address.

Industry Overview

        We believe that the HVAC industry as a whole generates annual revenues in excess of $75 billion, over $40 billion of which is in the commercial, industrial, and institutional markets. HVAC systems are necessary to virtually all commercial, industrial and institutional buildings as well as homes. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a building's operating costs and improves air quality and HVAC system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many facility owners to consider replacing older systems early.

        Many factors positively affect HVAC industry growth, particularly (i) population growth, which has increased the need for commercial, industrial and institutional space, (ii) an aging installed base, (iii) increasing sophistication, complexity, and efficiency of HVAC systems, (iv) growing emphasis on indoor air quality, and (v) reduction or elimination of the refrigerants commonly used in older HVAC systems. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 52% of our revenues in 2003, and

  •
  maintenance, repair and replacement, which provided the remaining 48% of our 2003 revenues.

        Installation Services.    Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms that specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. "Plan and spec" installation refers to projects where a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." We believe that "plan and spec" projects usually take longer to complete than "design and build" projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. These adjustments can occur during the bid process or during the project itself, in either case adding weeks or months to the project schedule. Furthermore, in "plan and spec" projects, the HVAC firm is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

        Maintenance, Repair and Replacement Services.    These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in this service line. The increasing complexity of these HVAC systems is leading many commercial, industrial and institutional building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, further restrictions have been placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer has not received this training. Increasingly, HVAC systems in commercial, industrial and institutional buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

Strategy

        We focus on strengthening operating competencies and on increasing profit margins. The key elements of our operating strategy are:

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

        Achieve Operating Efficiencies.    We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting "best practices" operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. We have placed great emphasis on improving the "job loop" at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We also use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, advertising, bonding, insurance and employee benefits.

        Focus on Commercial, Industrial, and Institutional Markets.    We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 96% of our consolidated 2003 revenues were derived from commercial and industrial customers.

        Maintain a Diverse Customer, Geographic and Project Base.    We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2003 by end-use sector was as follows:

Manufacturing	15%
Healthcare	14%
Schools	12%
Office Buildings	11%
Multi-Family	11%
Government	9%
Retail	9%
Residential	4%
Hotels	3%
Distribution	2%
Banks	1%
Other	9%

Total	100%

        Approximately 80% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2003, we had 4,166 projects in process with an aggregate contract value of approximately $908.1 million. Our average project takes three to six months to complete, with an average contract price of approximately $218,000. This relatively small average project size, when taken together with the approximately 20% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. Projects with contract prices of $5 million or less accounted for $775.0 million, or 85%, of aggregate contract value of projects in process at December 31, 2003. A stratification of projects in progress as of December 31, 2003, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,991	$453.0
$1 million - $5 million	160	322.0
$5 million - $10 million	10	64.7
$10 million - $15 million	4	48.4
$15 million - $20 million	1	20.0

Total	4,166	$908.1

        Expand National Service Capabilities.    We believe larger regional and national commercial, industrial, and institutional entities can benefit from consolidating their HVAC needs with HVAC service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we operate a national call center to dispatch technicians to regional and national sites requiring service. We also use web-based proprietary information systems to maintain information on the customer's sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. We also provide consolidated billing and credit payment terms to regional and national account customers. We are devoting increased marketing resources to expanding our customer base in regional and national service coverage.

        Leveraging Resources.    We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We also allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs, and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding, and financing activities across our operations.

        Attract and Retain Quality Employees.    We seek to attract and retain quality employees by providing them (i) an enhanced career path from working for a larger company, (ii) additional training and education to allow talented employees to advance to higher-paying positions, (iii) the opportunity to realize a more stable income, and (iv) attractive benefits packages.

Operations and Services Provided

        We provide a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and institutional properties. We manage our locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Our local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices, and on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also take advantage of best practices by combining certain back office and administrative functions at various locations.

        Installation Services.    Our installation business related to newly constructed facilities, which comprised approximately 52% of our consolidated 2003 revenues involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes three to six months to complete, with an average contract price of approximately $218,000. We also perform larger project work, with 175 contracts in progress at December 31, 2003 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $20 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

        We also install process cooling systems and building automation controls and monitoring systems. Process cooling systems are used primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Building automation control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can also be programmed to integrate energy management, and monitoring for purposes of security, fire, card key access, lighting and other building systems. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system communicates an exception when a system is operating outside pre-established parameters. Diagnosis of potential problems and remedial adjustments can often be performed remotely from system monitoring terminals.

        Maintenance, Repair and Replacement Services.    Our maintenance, repair and replacement services comprised approximately 48% of our consolidated 2003 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

        Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one to three years, with automatic annual renewals. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

Sources of Supply

        The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to a month or more. Many steel products, in particular, have experienced significant price fluctuation and some constrained availability. Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by York, Carrier, Trane and Lennox. The major suppliers of building automation control systems are Honeywell, Johnson Controls, Siemens, York, Automated Logic, Novar and Andover Control Corporation. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

        We administer a portion of our procurement activities with EMCOR Group, a larger publicly-held provider of electrical and mechanical services and facilities managment. This coordination includes contractual arrangements with EMCOR under which certain EMCOR employees provide procurement management services to us.

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2003 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our National Accounts group.

Employees

        As of December 31, 2003, we had 5,549 employees. We have collective bargaining agreements covering approximately 141 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration per 100 employees per year, also known as the OSHA recordable rate, was 4.03 during 2003. This level was 55% better than the most recently published OSHA rate for our industry. We have improved our OSHA recordable rate every year since we first began tracking it company-wide six years ago.

Risk Management, Insurance and Litigation

        The primary risks in our operations are bodily injury, property damage and injured workers' compensation. We retain the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to project the extent of these obligations.

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and legal fees associated with certain of these actions in our consolidated financial statements. In some cases, we have project-related claims and liabilities that are individually significant, including one claim that will be subject to arbitration in the first half of 2004. With respect to this claim, and as with all such matters, we have accruals that reflect our judgment of the outcome. Because of this, we do not believe uninsured losses resulting from the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

        We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers' warranties on equipment. We generally warrant labor for 30 days after servicing of existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

        The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial and institutional markets are based on (i) competitive price, (ii) long-term customer relationships, (iii) quality, timeliness and reliability of services provided, (iv) an organization's perceived stability based on years in business, financial strength, and access to bonding, (v) range of services provided, and (vi) scale of operation. To improve our competitive position we focus on both the consultative "design and build" installation market and the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to project financing and specialized technical skills for facilities owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

        We believe that we are larger than most of our competitors, which are generally small, owner-operated companies that typically operate in a limited geographic area. However, there are divisions of larger contracting companies, utilities and HVAC equipment manufacturers that provide HVAC services in some of the same service lines and geographic areas we serve. Some of these competitors and potential competitors have greater financial resources than we do to finance development opportunities and support their operations. We believe our smaller competitors generally compete with us based on price and their long-term relationships with local customers. Our larger competitors compete with us on those factors but may also provide attractive financing and comprehensive service and product packages.

Vehicles

        We operate a fleet of various owned or leased service trucks, vans and support vehicles. We believe these vehicles generally are well maintained and sufficient for our current operations.

Governmental Regulation and Environmental Matters

        Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, and (iv) regulations relating to worker safety and protection of the environment. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations we could be subject to substantial fines or revocation of our operating licenses.

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

        Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons, or CFCs, and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. We do not believe these regulations on CFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and the regulations may encourage our customers to update their HVAC systems.

Executive Officers

        We have five executive officers.

        William F. Murdy, age 62, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was

President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

        Norman C. Chambers, age 54, has served as our President and as a director since November 2002. Prior to this, Mr. Chambers was Chief Operating Officer of Capstone Turbine Corporation, a manufacturer of distributed electrical generation technology. From April 2000 to September 2001, Mr. Chambers served as President and Chief Executive Officer of Petrocosm Corporation, a privately held e-commerce business serving as a procurement portal for the energy industry. From June 1985 to April 2000, Mr. Chambers served in various positions with the Halliburton Companies. His responsibilities included construction, service, and business development at the Halliburton Company, including President of Halliburton Energy Development, Senior Vice President of the Halliburton Company and Managing Director of Brown & Root.

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

        William George III, age 39, has served as our Senior Vice President, General Counsel and Secretary since May 1998, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Thomas N. Tanner, age 54, has served as our Senior Vice President, Operations since January 2004. From May 2001 to December 2003, Mr. Tanner was our East Region Vice President and from May 1999 to May 2001 was our East Region Controller. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems USA: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

ITEM 2. Properties

        We lease the real property and buildings from which we operate. Our facilities are located in over twenty-five states and consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom the Company has no other business relationship. In certain instances these leases are with employees who are also the former owners of companies we purchased from 1997 through 1999. These leases were entered into in connection with the acquisition of the companies these individuals owned. To the extent we renew these leases or otherwise change them, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties. We believe that our facilities are sufficient for our current needs.

        We lease our executive and administrative offices in Houston, Texas.

ITEM 3. Legal Proceedings

        We are subject to certain claims and lawsuits arising in the ordinary course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and legal fees associated with certain of these actions in our consolidated financial statements. In some cases, we have project-related claims and liabilities that are individually significant, including one claim that will be subject to arbitration in the first half of 2004. With respect to this claim, and as with all such matters, we have accruals that reflect our judgment of the outcome. Because of this, in the opinion of our management, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low
First Quarter, 2002	$4.56	$3.50
Second Quarter, 2002	$5.00	$3.90
Third Quarter, 2002	$4.97	$2.50
Fourth Quarter, 2002	$3.60	$2.65
First Quarter, 2003	$3.45	$2.12
Second Quarter, 2003	$3.45	$1.65
Third Quarter, 2003	$4.19	$2.60
Fourth Quarter, 2003	$5.72	$3.78
January 1 - February 24, 2004	$7.00	$5.19

        As of February 24, 2004, there were approximately 468 stockholders of record of our Common Stock, and the last reported sale price on that date was $6.48 per share.

        We have never declared or paid a dividend on our Common Stock. We currently expect to retain future earnings to repay debt and finance growth and, consequently, we have no plans to declare any dividends on our Common Stock. In addition, our revolving credit agreement restricts our ability to pay dividends without the lenders' consent. Our Restricted Voting Common Stock is virtually identical to ordinary Common Stock except that it may only vote on one director that is designated to it, it has diminished voting rights on most matters, and it converts to Common Stock upon transfer or sale and under certain other conditions.

Recent Sales of Unregistered Securities

        During 2003, we did not issue any unregistered shares of our Common Stock.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$787,620	$886,780	$864,222	$800,485	$784,976
Operating income (loss)	$50,717	$(23,034)	$11,931	$12,328	$6,058
Income (loss) from continuing operations	$22,186	$(30,680)	$(1,971)	$4,513	$(1,024)
Discontinued operations—
Operating results, net of tax	$20,136	$13,827	$15,095	$930	$655
Estimated loss on disposition, including tax	$—	$—	$—	$(12,002)	$(5,210)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$(202,521)	$—
Net income (loss)	$42,322	$(16,853)	$13,124	$(209,080)	$(5,579)
Income (loss) per Share:
Basic—
Income (loss) from continuing operations	$0.58	$(0.82)	$(0.05)	$0.12	$(0.03)
Discontinued operations—
Income (loss) from operations	0.52	0.37	0.40	0.02	0.02
Estimated loss on disposition	—	—	—	(0.32)	(0.14)
Cumulative effect of change in accounting principle	—	—	—	(5.38)	—

Net income (loss)	$1.10	$(0.45)	$0.35	$(5.56)	$(0.15)

Diluted—
Income (loss) from continuing operations	$0.57	$(0.82)	$(0.05)	$0.12	$(0.05)
Discontinued operations—
Income (loss) from operations	0.52	0.37	0.40	0.02	0.02
Estimated loss on disposition	—	—	—	(0.31)	(0.14)
Cumulative effect of change in accounting principle	—	—	—	(5.31)	—

Net income (loss)	$1.09	$(0.45)	$0.35	$(5.48)	$(0.17)

BALANCE SHEET DATA:
Working capital	$315,575	$314,686	$284,471	$82,314	$83,638
Total assets	$934,530	$929,008	$876,625	$366,535	$351,110
Total debt, excluding discount	$260,405	$244,884	$180,868	$15,234	$10,403
Total stockholders' equity	$418,965	$400,239	$413,821	$205,086	$200,660

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. Also see "Forward-Looking Statements" discussion.

Introduction and Overview

        We are a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The services we provide address a very broad need, as air is circulated through almost all commercial, industrial and institutional buildings virtually year-round. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing.

  Nature and Economics of Our Business

        Approximately 80% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

        When competing for project business, we usually estimate the costs we will incur on a project, then propose a bid to the customer covering price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing an HVAC installation and service provider.

        After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are, and how much and when we will be paid. Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin. These margins are typically less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

        As of December 31, 2003, we had 4,166 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $218,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover this investment until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2003, we had one project in process with a contract price of between $15 and $20 million, four projects between $10 million and $15 million, ten projects between $5 million and $10 million, and 160 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $455.1 million of aggregate contract value as of December 31, 2003, out of a total contract value for all projects in progress of $908.1 million. Generally, projects closer in size to $1 million will be completed in a year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, we also provide maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

        A relatively small but growing portion of our revenues comes from national and regional account customers. These customers typically have multiple sites, and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We will also typically use proprietary information systems to maintain information on the customer's sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

  Profile and Management of Our Operations

        Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our

IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated upon acquisition with existing operations. Since we suspended our acquisition program in late 1999, we have sold or ceased operations at 34 companies through 2003. We have consolidated another 16 companies into other operations, such that today we have 43 operating units.

        Beginning in the fourth quarter of 1999, we shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. These 19 operations provided $657.9 million of our revenue in 2001. We used the proceeds from this sale to reduce debt. The operating results of companies sold to Emcor have been reported under discontinued operations in the accompanying consolidated statements of operations. We recognized a loss of $11.8 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see "Item 8—Financial Statements and Supplemental Data—Notes 3 and 4."

        We manage our operations based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as the business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

        Most of our operations compete on a local or regional basis. Attracting and retaining effective operating unit managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers and other market participants such as architects and consulting engineers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating unit management quality, stability, and contingency planning, including related considerations of compensation, and non-competition protection where applicable.

  Economic and Industry Factors

        As an HVAC and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the US, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments. Although nonresidential construction activity has demonstrated periods of both significant growth and decline, it has grown at a compound annual rate of approximately 4.5% over the last two decades.

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a greater degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation or replacement project work.

        Most of the HVAC equipment we install is provided by four large manufacturers. We regularly seek the views of these manufacturers about trends in the commercial HVAC sector. We also evaluate HVAC equipment shipment statistics reported monthly by the Air Conditioning and Refrigeration Institute, which is the principal industry organization of HVAC equipment manufacturers. We believe that many owners of installed HVAC equipment have deferred maintenance and replacement activity during the very challenging economic conditions of the last several years. We also believe that this trend will not continue indefinitely due to the fundamental operating needs of the equipment. The large HVAC manufacturers have each made public statements supporting this view. However, there can be no assurance of whether or when we might actually experience increased demand for HVAC service and replacement.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the Federal Government, has declined over the last three years in response to the broader US recession as well as uncertainty relating to international events. This has been a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we have experienced decreasing volume, prices, and therefore gross profits during this period. We have responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we have seen in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period.

        In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. We currently have 43 operating units. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to have fewer units with significantly decreased operating results or losses in 2004 than we had in 2003.

        With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth of the late 90s, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction have been particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, as of yearend 2003 was virtually zero. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. Further, our surety relationships, while generally strong in the past, have improved. We have generated positive free cash flow in twelve of the last fifteen quarters, and will continue our emphasis in this area. However, we expect that we will have to devote noticeably fewer management and organizational resources to debt and capital structure matters in 2004 than we have in recent years.

        As discussed at greater length in "Results of Operations" below, we see some signs of increased activity levels in our industry in 2004. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2004 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units as described above, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

        Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2004 results will be significantly better than our 2003 results. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, while we would not rule out growth by acquisition, particularly in view of how fragmented our industry is, we have no current acquisition plans, and believe it is likely that any acquisitions we might consider during 2004 would be relatively modest.

  Critical Accounting Policies

        In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

  Percentage of Completion Method of Accounting

        Approximately 80% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments. Our contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs, although the billing schedule usually does not precisely match the schedule on which we incur costs. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract.

        The percentage of completion method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments. We recognize these revisions in the period in which they are determined. If such revisions lead us to conclude that we will recognize a loss on a contract, the full amount of the estimated ultimate loss is recognized in the period we reach that conclusion, regardless of the percentage of completion of the contract. Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. We do not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer, with immaterial exceptions. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

  Accounting for Allowance for Doubtful Accounts

        We are required to estimate the collectibility of accounts receivable. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the creditworthiness of the customer, our prior collection history with the customer, the ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third party actuary reviews these estimates annually. We believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

  Accounting for Deferred Tax Assets

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

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

        As part of the adoption of SFAS No. 142, we were required to make a one-time determination of any transitional impairment loss by applying the standard's new, more rigorous valuation methodology. The result of this transitional analysis was a $202.5 million charge, net of tax benefit, reflected as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. Additional impairment charges of $0.2 million and $2.7 million were recorded in operating results during the fourth quarter of 2002 and 2003, respectively. The impairment charge during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter for certain of our reporting units as part of our annual budgeting and business planning process.

Results of Operations (in thousands):

Table 1—Historical Results

	Year Ended December 31,
	2001		2002		2003
Revenues	$864,222	100.0%	$800,485	100.0%	$784,976	100.0%
Cost of services	702,880	81.3%	661,781	82.7%	658,427	83.9%

Gross profit	161,342	18.7%	138,704	17.3%	126,549	16.1%
Selling, general and administrative expenses	141,077	16.3%	124,280	15.5%	114,542	14.6%
Goodwill amortization and impairment	8,096	0.9%	218	—	2,726	0.3%
Restructuring charges	238	—	1,878	0.2%	3,223	0.4%

Operating income	11,931	1.4%	12,328	1.5%	6,058	0.8%
Interest expense, net	(8,006)	(0.9)%	(4,263)	(0.5)%	(3,827)	(0.5)%
Other income (expense)	462	—	1,748	0.2%	(178)	—
Write-off of debt costs and discount, net	—	—	(987)	(0.1)%	(4,172)	(0.5)%

Income (loss) before income taxes	4,387	0.5%	8,826	1.1%	(2,119)	(0.3)%
Income tax expense (benefit)	6,358		4,313		(1,095)

Income (loss) from continuing operations	(1,971)	(0.2)%	4,513	0.6%	(1,024)	(0.1)%
Discontinued operations—
Operating results, net of tax	15,095		930		655
Estimated loss on disposition, including tax	—		(12,002)		(5,210)
Cumulative effect of change in accounting principle, net of tax	—		(202,521)		—

Net income (loss)	$13,124		$(209,080)		$(5,579)

Table 2—Supplemental Disclosure—Operating Income of Ongoing Operations Excluding Certain Items

        The following table presents operating income excluding operations we have sold or shut down that did not qualify for presentation as discontinued operations under generally accepted accounting principles in our historical income statement. This table also excludes from operating income (a) restructuring charges; (b) amounts relating to the resolution of our receivables with Kmart in connection with that company's 2002 bankruptcy; and (c) goodwill impairment charges in 2002 and 2003, and goodwill amortization for 2001 prior to the change in accounting rules that eliminated regular goodwill amortization.

        We have included this table because we believe it offers an additional view of the core results of our ongoing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating income is not in accordance with generally accepted accounting principles, and should not be considered an alternative to operating income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, while this table excludes restructuring charges, we have recorded them in each of the last three years. In addition, impairment charges under the recently changed goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses' markets and operations.

	Year Ended December 31,
	2001		2002		2003
Revenues	$864,222		$800,485		$784,976
Divested units not reflected in discontinued operations	(35,078)		(25,948)		(4,041)

Revenues from ongoing operations	829,144	100.0%	774,537	100.0%	780,935	100.0%
Cost of services	702,880		661,781		658,427
Divested units not reflected in discontinued operations	(31,356)		(22,501)		(4,046)

Cost of services from ongoing operations	671,524	81.0%	639,280	82.5%	654,381	83.8%

Gross profit from ongoing operations	157,620	19.0%	135,257	17.5%	126,554	16.2%

Selling, general and administrative expenses	141,077		124,280		114,542
Divested units not reflected in discontinued operations	(6,383)		(4,539)		(754)
Kmart reserves and settlement	(3,500)		800		—

Selling, general and administrative expenses from ongoing operations, excluding Kmart items	131,194	15.8%	120,541	15.6%	113,788	14.6%

Operating income from ongoing operations, excluding Kmart items, goodwill amortization and impairment and restructuring charges	$26,426	3.2%	$14,716	1.9%	$12,766	1.6%

2003 Compared to 2002

        Revenues—Revenues decreased $15.5 million, or 1.9%, to $785.0 million in 2003 compared to 2002. The 1.9% decline in revenue was comprised of a 0.8% increase in revenue at ongoing operations and a 2.7% decline in revenue related to operations that were sold during 2003.

        The modest increase in year-to-date revenues at ongoing operations in 2003 resulted primarily from a continuation of mixed economic conditions in numerous markets. These conditions originated with the general economic slowdown in the US which began in 2001. This slowdown led to deferral of both new and replacement project activity, and has also resulted in a more competitive pricing environment. Activity levels in our industry worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. We have seen some stabilization in the second half of 2003 as revenue at ongoing operations showed small year-over-year increases in the third and fourth quarters.

        We have seen some signs that activity levels in our industry may increase over the next year as compared to current levels. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, and anecdotal indications of renewed project consideration. In addition, we and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment, in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. While we believe these trends and expectations are positive, there can be no assurance that industry activity levels will actually increase over the coming year. In view of the challenging economic environment and price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

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

        Backlog associated with continuing operations as of December 31, 2003 was $403.9 million, a 6.7% decrease from December 31, 2002 backlog of $432.9 million. Backlog has increased modestly in January and early February from yearend 2003 levels.

        Gross Profit—Gross profit decreased $12.2 million, or 8.8%, to $126.5 million in 2003 compared to 2002. As a percentage of revenues, historical gross profit decreased from 17.3% in 2002 to 16.1% in 2003, and posted a similar decline in ongoing operations.

        The decline in gross profit in 2003 as compared to 2002 is primarily due to lower industry activity levels, increased price competition, and moderate execution shortfalls in five of our operations, offset to a lesser degree by improved efficiency at three of our operations. Two of the operations with shortfalls this year are being combined with other units. The other three are more established operations at which such shortfalls are expected to be temporary.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $9.7 million, or 7.8%, to $114.5 million in 2003 compared to 2002. As a percentage of revenues, SG&A decreased from 15.5% in 2002 to 14.6% in 2003. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to our receivables with Kmart as a result of a bankruptcy-related settlement with Kmart. Accordingly, the decrease in normal SG&A from 2002 to 2003 was greater by this amount. The decrease in SG&A resulted from the following: (a) the sale or closure of certain units that did not qualify for discontinued operations presentation; (b) the substantial downsizing in the first quarter of 2003 of our marketing initiative emphasizing energy efficiency; (c) decreased outlays for medical costs; and (d) a concerted effort to reduce SG&A throughout our company.

        Goodwill Amortization and Impairment—We no longer amortize goodwill via regular charges to our income statement due to our adoption of SFAS 142. See "Cumulative Effect of Change in Accounting Principle" below for further discussion. Additional goodwill impairment charges of $0.2 million and $2.7 million were recorded during the fourth quarter of 2002 and 2003, respectively. The impairment charge in 2003 primarily resulted from changes in operating plans that were identified for certain of our reporting units in the fourth quarter as part of our annual budgeting and business planning process.

        Restructuring Charges—During the first three quarters of 2003, we recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above.

        During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of our smaller size following the Emcor transaction described below under "Discontinued Operations." The severance costs related to the termination of 33 employees, all of whom had left the Company by March 31, 2002. These restructuring charges also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management.

        Interest Expense, Net—Interest expense, net, decreased $0.4 million to $3.8 million in 2003. This decline resulted from lower average borrowing levels and market interest rates in 2003, offset to a lesser degree by increased letter of credit fees and mark-to-market adjustments associated with a warrant and put that were issued in connection with the original establishment of the credit facility we had in effect in 2003. Interest expense for 2002 and 2003 included the following primary elements (in thousands):

	2002		2003
Interest expense on borrowings and unused commitment fees	$2,889		$1,397
Letter of credit fees	—	(a)	512
Amortization of deferred debt arrangement costs	1,248		1,496
Mark-to-market adjustments on derivatives	180		488
Interest income	(54)		(66)

Total	$4,263		$3,827

(a)
In 2002, letter of credit amounts outstanding and related fees were significantly lower. These fees were treated as an element of bank service charges in selling, general and administrative expenses during this period.

        Other Income (Expense)—Other expense was $0.2 million for 2003, and other income was $1.7 million for 2002. First quarter 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations. Other income for 2002 includes a gain of $0.6 million on the sale of the residential portion of one of our operations in the second quarter of 2002, and a gain of $0.7 million related to the extinguishment of subordinated debt in the fourth quarter of 2002.

        Write-off of Debt Costs and Discount, Net—In the fourth quarter of 2003 we recorded a non-cash write-off of $4.7 million of deferred debt arrangement costs and discount when we terminated our previous credit facility. These amounts were partially offset by a $1.3 million gain associated with the reduction in the value of a warrant and put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder's ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related facility. We also reflected a non-cash charge of $0.8 million in the first quarter of 2003 for deferred debt costs that were associated with previously higher levels of capacity under this credit facility. In the fourth quarter of 2002 we recorded a non-cash write-off of $0.4 million of debt costs when we terminated a preceding credit facility. The first quarter of 2002 includes a non-cash writedown of $0.6 million of debt costs in connection with the reduction in our borrowing capacity following the Emcor transaction. The following table recaps these writeoffs (in thousands):

	2002	2003
Write-off of deferred financing fees and transaction costs	$987	$3,246
Write-off of discount originally arising from issue of warrant and put to credit facility lender	—	2,250
Reduction in valuation of warrant and put obligation	—	(1,324)

Total	$987	$4,172

        Income Tax Expense (Benefit)—Our effective tax rates associated with results from continuing operations for 2002 and 2003 were 48.9% and 51.7%, respectively. Our effective rates in 2002 and in the first three quarters of 2003 were higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established against certain deferred tax assets based on the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses on our effective rate is magnified.

        In the fourth quarter of 2003, our year-to-date pre-tax income from continuing operations turned negative as we recognized significant charges for the write-off of deferred debt arrangement costs and for goodwill impairment. The effective benefit rate on our full year 2003 pre-tax loss further increased over statutory rates to 51.7% as a result of additional tax adjustments in the fourth quarter. These adjustments included benefit for the reversal of tax contingency reserves no longer deemed necessary as a result of an updated review of our tax positions across the jurisdictions in which we do business, offset to a lesser degree by additional reserves against state-level deferred tax assets that may be not fully realized, and recognition of the effect of the nondeductible portion of the goodwill impairment we recorded in the fourth quarter.

        We currently expect our 2004 effective rate to be in the mid-40% range.

        Discontinued Operations—During the fourth quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.7 million and $0.4 million for 2002 and 2003, respectively, has been reported in discontinued operations under "Operating results, net of tax." As a result of the sale of this unit, we recorded a loss of $1.5 million, net of tax benefit, in discontinued operations under "Estimated loss on disposition, including tax." The loss resulted from the non-cash write-off of nondeductible goodwill.

        During the third quarter of 2003, we committed to a plan to divest of a small operating company. This unit's after-tax income of $0.1 million in 2002 and $0.2 million for the first three quarters of 2003 has been reported in discontinued operations under "Operating results, net of tax." As a result of the decision in the third quarter of 2003 to sell this unit, we recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in "Estimated loss on disposition, including tax" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The estimated loss resulted from the non-cash write-off of nondeductible goodwill.

        During the second quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.1 million for each of 2002 and the first six months of 2003 has been reported in discontinued operations under "Operating results, net of tax." As a result of the decision in the first quarter of 2003 to sell this unit, we recorded an estimated loss in the first quarter of 2003 of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including tax." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash write-off of nondeductible goodwill.

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

        In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including tax" in connection with the Emcor transaction. This charge primarily related to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. During May 2003, we paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow in September 2003. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we estimated when the transaction originally closed in the first quarter of 2002.

        Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented under discontinued operations. We realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of our aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

        In March 2002, we decided to divest of a small operating company. In the first quarter of 2002, we recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in discontinued operations under "Estimated loss on disposition, including tax." In the fourth quarter of 2002, we reversed this estimated loss because we decided not to sell this unit.

        During the second quarter of 2002, we sold a division of one of our operations. The after-tax loss for this division for the first two quarters of 2002 of $0.3 million has been reported in discontinued operations under "Operating results, net of tax." We realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss was included in discontinued operations under "Estimated loss on disposition, including tax" during the second quarter of 2002.

        Cumulative Effect of Change in Accounting Principle—SFAS No. 142, "Goodwill and Other Intangible Assets," which required a transitional assessment of our goodwill assets went into effect in 2002. We adopted it as of January 1, 2002.

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

        Outlook—As noted above, we have reported lower earnings in 2003 than in 2002. We have experienced reduced activity levels and increased price competition stemming from the general economic slowdown which began in 2001 and which worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. In addition, we had adverse cost developments in certain projects in two of our operations early in the current year. Further, we realized operating losses at a number of our units as a result of poor execution and challenging market conditions.

        In the third quarter of 2003, our revenues at ongoing operations increased 1.3% as compared to 2002, and operating income and margin, excluding restructuring charges, were essentially unchanged. In the fourth quarter of 2003, revenues at ongoing operations increased 4.1% as compared to 2002. Operating income excluding restructuring charges and goodwill impairment increased 47.1% over a difficult fourth quarter of 2002, while operating margin determined on the same basis increased from 1.1% in 2002 to 1.6% in 2003. These are the first favorable year-over-year increases we have posted in some time, as we have continued to contend with difficult industry and economic conditions. While there can be no assurance of similar increases in 2004, they contribute to our expectation, as discussed further below, that we will produce improved operating results in 2004 as compared to 2003.

        As noted earlier in this review, while we see signs that industry activity levels may increase in 2004, our primary emphasis for the upcoming year is on margin improvement rather than revenue growth. Margin indications in backlog as of yearend reflected slightly higher levels than at recent quarterends.    In addition, our ongoing margin improvement efforts include a focus on reducing the number of our units with significantly decreased operating results or losses in 2004 as compared to 2003, and intensified project and service performance training at the unit level. Based on these efforts and on our expectation that industry and economic conditions will improve in 2004, we believe that our 2004 results will be significantly better than our 2003 results, although there can be no assurance that we will achieve this outcome.

2002 Compared to 2001

        Revenues—Revenues decreased $63.7 million, or 7.4%, to $800.5 million in 2002 compared to 2001. The 7.4% decline in revenues was comprised of a 6.6% decline in revenues at ongoing operations and a 0.8% decline in revenues related to operations that were sold or shut down during 2001.

        The decline in revenues at ongoing operations in 2002 resulted primarily from the effect of the general economic slowdown that began in 2001. This slowdown led to widespread delays in facility owners' decisions to proceed on both new and replacement projects, and also resulted in a more competitive pricing environment. The decline in revenue was also consistent with management's decreased emphasis on revenue growth in favor of improvement in profit margins, operating efficiency, and cash flow.

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

        Backlog associated with continuing operations as of December 31, 2002 was $432.9 million, an 7.1% increase from December 31, 2001 backlog of $404.2 million. During the fourth quarter of 2002, we removed $16.0 million from backlog that related to a project that we concluded was not going to proceed. This project was first reflected in backlog in the third quarter of 2001. If this project is excluded from all applicable periods, our backlog reflected an increase of 11.5% from an adjusted December 31, 2001 backlog of $388.2 million.

        Gross Profit—Gross profit decreased $22.6 million, or 14.0%, to $138.7 million in 2002 compared to 2001. As a percentage of revenues, gross profit decreased from 18.7% in 2001 to 17.3% in 2002, and posted a similar decline in ongoing operations.

        The decline in gross profit for the year as a whole was primarily due to a more competitive pricing environment as a result of the general economic slowdown which began in 2001. This slowdown also resulted in project delays at a number of our operations as decisions to start new construction activities as well as retrofit projects were delayed in the fourth quarter of 2001. These delays significantly affected our revenue volume and profitability during the first part of 2002.

        In the fourth quarter of 2002, we experienced cost overruns in certain operations as well as reduced activity levels in connection with renewed uncertainty about the economy and international events.

        Selling, General and Administrative Expenses—SG&A decreased $16.8 million, or 11.9%, to $124.3 million in 2002 compared to 2001. As a percentage of revenues, SG&A decreased from 16.3% in 2001 to 15.5% in 2002. During the fourth quarter of 2001, we estimated and recorded bad debt expense of approximately $3.5 million related to our receivables with Kmart, in light of that company's bankruptcy filing in January 2002. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to the Kmart receivables as a result of a settlement with Kmart. Excluding the Kmart charge in 2001 and reversal in 2002, as well as the effects of operations we have sold that did not quality for separate classification as discontinued operations, SG&A declined $10.7 million, or 8.1%, to $120.5 million, and as a percentage of revenue, from 15.8% in 2001 to 15.6% in 2002. The decrease in SG&A was primarily due to a concerted effort to reduce SG&A throughout our Company. This effort included a reduction in corporate overhead at the end of the first quarter of 2002 in response to our smaller size following the sale of 19 units to Emcor as discussed further below under "Discontinued Operations." Costs associated with this particular reduction were reflected as restructuring charges in March 2002.

        SG&A as a percentage of revenues for periods prior to the Emcor transaction is also higher because the financial statements do not allocate any corporate overhead to the discontinued operations. As a result, SG&A for continuing operations in those periods includes substantially the full amount of corporate office overhead that was in place to support our larger size prior to the sale of operations to Emcor.

        Goodwill Amortization and Impairment—As discussed above, we no longer amortize goodwill via regular charges to our income statement due to our adoption of SFAS 142. See "Cumulative Effect of Change in Accounting Principle" for further discussion. We recorded an additional goodwill impairment charge of $0.2 million during the fourth quarter of 2002.

        Restructuring Charges—During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of our smaller size following the Emcor transaction. The severance costs related to the termination of 33 employees, all of whom had left the Company by March 31, 2002. The restructuring charges for the quarter also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management.

        During the first quarter of 2001, we recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with our significant restructuring program in the second half of 2000. These restructuring charges were net of a gain of approximately $0.1 million related to our decision to sell a small operation during the first quarter of 2001.

        Interest Expense, Net—Interest expense, net, decreased $3.7 million to $4.3 million in 2002. A portion of our actual interest expense in both years has been allocated to the discontinued operations caption based upon our net investment in these operations. Therefore, interest expense relating to continuing operations does not reflect the pro forma reduction of interest expense from applying the proceeds from the sale of these operations to reduce debt in any earlier period. Interest expense allocated to the discontinued operations in 2001 and 2002 was $13.8 million and $1.5 million, respectively.

        Other Income (Expense)—Other income was $0.5 million for 2001 and $1.7 million for 2002. Other income for the second quarter of 2002 includes a gain of $0.6 million on the sale of the residential portion of one of our operations. In addition, a gain of $0.7 million was recorded in the fourth quarter of 2002 related to the extinguishment of subordinated debt.

        Write-off of Debt Costs and Discount, Net—The fourth quarter of 2002 includes a non-cash write-off of $0.4 million of deferred financing costs resulting from the replacement of our previous credit facility. The first quarter of 2002 includes a non-cash writedown of $0.6 million of loan arrangement costs in connection with the reduction in our borrowing capacity following the Emcor transaction.

        Income Tax Expense (Benefit)—Our effective tax rates associated with results from continuing operations for 2001 and 2002 were 144.9% and 48.9%, respectively. As a result of the discontinuation of goodwill amortization in connection with the adoption of SFAS No. 142 effective January 1, 2002, our 2002 effective tax rate no longer reflects a permanent difference between book income and tax income for goodwill amortization that is not deductible for tax purposes.

        Discontinued Operations—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies.

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

        In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including tax" in connection with the Emcor transaction. This charge primarily related to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we estimated when the transaction originally closed in the first quarter of 2002.

        Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented under discontinued operations in our results of operations. We realized a total loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of taxes, as of January 1, 2002. The reporting of our aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below under "Cumulative Effect of Change in Accounting Principle."

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

        Cumulative Effect of Change in Accounting Principle—Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required a transitional assessment of our goodwill assets.

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

Liquidity and Capital Resources

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Cash provided by (used in):
Operating activities	$66,829	$14,090	$13,504
Investing activities	$(4,003)	$150,589	$(3,863)
Financing activities	$(68,222)	$(169,200)	$(5,609)
Free cash flow:
Cash provided by operating activities	$66,829	$14,090	$13,504
Taxes paid related to the sale of businesses	—	—	11,006
Purchases of property and equipment	(5,978)	(5,322)	(3,406)
Proceeds from sales of property and equipment	1,011	1,551	430

Free cash flow	$61,862	$10,319	$21,534

        Cash Flow—We define free cash flow as cash provided by operating activities excluding items related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

        Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year. Accordingly, we believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating the Company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles.

        For the year ended December 31, 2003, we had free cash flow of $21.5 million as compared to $10.3 million in 2002. This increase resulted primarily from using about $3.4 million less in working capital to support our operations in 2003 as compared to 2002 when we increased our working capital investment by $8.9 million.

        During the first quarter of 2003, free cash flow as well as borrowings from our credit facility were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor. The net proceeds received at the closing of the Emcor transaction in the first quarter of 2002 were all used to reduce debt.

        Credit Facility—On December 31, 2003, we entered into a $50 million senior credit facility (the "Facility") provided by a syndicate of four banks. The Facility is secured by substantially all of our assets, including the capital stock of all our current and future subsidiaries and substantially all of their assets. Amounts due under the Facility are also guaranteed by our current and future subsidiaries. The Facility consists of two parts: a term loan and a revolving credit facility.

        The term loan under the Facility (the "Term Loan") is $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in quarterly installments over five years. The Facility requires prepayments of the Term Loan in certain circumstances. Proceeds in excess of $1 million from the sale of an asset, or from a related series of asset sales, must be used to pay down the Term Loan. Asset sale proceeds of less than $1 million must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of being received. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

        The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan") available for borrowings or letters of credit. Letters of credit are discussed at greater length below under Other Commitments. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. We have already satisfied this condition for 2004.

        Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2003 was $78 million. We expect that our borrowing base will continue to exceed the $50 million stated limit of the Facility by significant amounts.

        Our borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $40 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as discussed further below. Covenant compliance is measured as of each quarterend. While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarterend covenant compliance measurement date caused us to violate the Facility's debt-to-EBITDA covenant (described in more detail below) our borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of Dec. 31, 2003	As of Feb. 24, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$3,900
Term loan	10,000	10,000
Other debt	403	386

Total debt	$10,403	$14,286

Letters of credit	$20,031	$21,054
Available Capacity
Unused revolving loan and letter of credit capacity based on revolving loan face value of $40 million	$19,969	$15,046
Unused revolving loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$19,969	n/a

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarterend. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility also stipulates that EBITDA for the first three quarters of 2003 was ($2.8) million for the first quarter, $5.7 million for the second quarter, and $8.0 million for the third quarter. The Facility's principal financial covenants include:

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004 interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of December 31, 2003 as measured under this covenant was 4.26.

          Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of December 31, 2003 as measured under this covenant was $96.6 million, as compared to a covenant requirement of $75.4 million.

          Debt to EBITDA—The Facility requires that our ratio of debt to EBITDA not exceed 2.0. Our debt-to-EBITDA ratio as of December 31, 2003 as measured under this covenant was 0.7.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during 2003 were $3.4 million.

          Other Restrictions—The Facility prohibits payment of dividends and repurchase of shares by the Company, and limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. The Facility also includes a customary provision under which the lenders may demand immediate repayment of borrowings and disposition of letters of credit if they conclude that our business or financial position has suffered a material adverse change. However, the Facility does not include any mechanisms allowing the lenders immediate access to our ongoing cash flow in the event of a default or an immediate repayment demand by the lenders. In view of our financial position, and what we believe are our prospects for profitability and positive cash flow in the future, we believe that the probability that our lenders will invoke the material adverse change provision of the Facility in the foreseeable future is remote. As a result, debt under the Facility is classified as long-term, other than amounts due within one year.

        Off-Balance Sheet Arrangements and Other Commitments—As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our most significant off-balance sheet transactions include liabilities associated with noncancelable operating leases. We also have other off-balance sheet obligations involving letters of credit and surety guarantees.

        We enter into noncancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease.

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. The letters of credit we provide are actually issued by our lenders through our Credit Facility as described above. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Absent a claim, there is no payment or reserving of funds by the Company in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of Credit Facility capacity just the same as actual borrowings. Claims against letters of credit are rare in our industry. To date we have not had a claim made against a letter of credit that resulted in payments by our lenders or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

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

        The following recaps the future maturities of our debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of February 24, 2004 while operating lease maturities are based on amounts outstanding as of December 31, 2003 (in thousands):

	Twelve Months Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Revolving loan	$—	$—	$3,900	$—	$—	$—	$3,900
Term loan	1,500	2,000	2,000	2,000	2,500	—	10,000
Other debt	77	67	61	58	63	60	386

Total debt	$1,577	$2,067	$5,961	$2,058	$2,563	$60	$14,286

Operating lease obligations	$8,719	$7,008	$5,756	$4,545	$3,344	$12,901	$42,273

        As of December 31, 2003 we also have $20.0 million of letter of credit commitments. While these commitments all expire in 2004, we expect the majority of them, primarily those supporting our property and casualty insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work. In addition, the $2.3 million value of the warrant and put obligation included in Other Long-Term liabilities on our balance sheet substantially reflects the value of the warrant portion of the obligation that can be converted into equity by the holder. Because this conversion would not require a cash disbursement, we have not included this obligation in the table of commitments above.

        Outlook—We have generated positive net free cash flow for each of the last three years in challenging economic and industry conditions, and we currently have a relatively low level of debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        Historically, the construction industry has been highly cyclical. As a result, our volume of business may be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States.

New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5, "Restructuring Charges," of the Consolidated Financial Statements for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

        In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires an entity to consolidate a variable interest entity if that entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN No. 46 on these entities to the first period beginning after December 15, 2003. We determined that we do not have any variable interest entities at December 31, 2003 as defined by the pronouncement.

Factors Which May Affect Future Results

        Our future operating results are difficult to predict and may be affected by a number of factors, including the lack of a combined operating history and the difficulty of integrating formerly separate businesses, retention of key management, national or regional declines in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding fixed price contracts. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results or cash flows on a quarterly or annual basis.

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work.

        Our success depends in part on our ability to integrate and further consolidate the companies we acquired from 1997-1999 in building the Company. These businesses operated as separate, independent entities prior to their affiliation with us, and there can be no assurance that we will be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to effectively manage the combined enterprise on a profitable basis. Historical results of such businesses are not necessarily indicative of our future results because, among other reasons, our subsidiary operations were not under common control or management prior to their acquisition. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to the acquisition.

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expense or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

        Surety markets conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our surety, current market conditions as well as changes in our surety's assessment of our operating and financial risk could cause our surety to decline to issue bonds for our work. If that were to occur, our alternatives would include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our revenues and profits could decline.

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

        The timely provision of high-quality installation service and maintenance, repair and replacement of HVAC systems requires an adequate supply of skilled HVAC technicians. Accordingly, our ability to maintain and increase our productivity and profitability is affected by our ability to employ, train and retain the skilled technicians necessary to meet our service requirements.

        Most of our operations compete on a local or regional basis. Attracting and retaining effective operating unit managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers and other market participants such as architects and consulting engineers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating unit management quality, stability, and contingency planning, including related considerations of compensation, and non-competition protection where applicable.

        The existing senior management at certain subsidiary operations is comprised of former owners who committed to stay with their operations after acquisition. Certain of these individuals have suffered losses in the value of our common stock or have lower incomes than they averaged when they owned their former businesses. Further, former owners generally have noncompete obligations that expire on the fifth anniversary of their date of acquisition, and thus these obligations have largely expired. There is no assurance that we will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

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

        Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of our Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the HVAC industry, changes in analysts' earnings estimates, recommendations by analysts, or other events.

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

        Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. Our debt with fixed interest rates consists of capital leases and various notes payable. Our debt with variable interest rates consists entirely of our Facility. The following table presents principal amounts (stated in thousands) and related weighted average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities—Long-Term Debt:
Fixed Rate Debt	$94	$67	$61	$58	$63	$60	$403	$403
Average Interest Rate	7.2%	7.0%	7.5%	7.6%	7.7%	5.3%	7.1%	7.1%
Variable Rate Debt	$1,500	$2,000	$2,000	$2,000	$2,500	$—	$10,000	$10,000
Average Interest Rate	4.4%	4.4%	4.4%	4.4%	4.4%	—	4.4%	4.4%

ITEM 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 4 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Houston, Texas
February 26, 2004

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,972	$10,136
Accounts receivable, less allowance for doubtful accounts of $5,959 and $5,044	164,949	167,939
Other receivables	7,873	5,171
Inventories	11,967	9,838
Prepaid expenses and other	10,504	13,691
Costs and estimated earnings in excess of billings	17,768	16,162
Assets related to discontinued operations	10,934	—

Total current assets	229,967	222,937
PROPERTY AND EQUIPMENT, net	15,933	13,231
GOODWILL, net	107,202	104,034
OTHER NONCURRENT ASSETS	13,433	10,908

Total assets	$366,535	$351,110

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,780	$1,594
Accounts payable	55,848	58,566
Accrued compensation and benefits	21,798	22,700
Billings in excess of costs and estimated earnings	26,498	29,657
Income taxes payable	9,797	—
Other current liabilities	29,412	26,782
Liabilities related to discontinued operations	2,520	—

Total current liabilities	147,653	139,299
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DISCOUNT OF $2,850 in 2002	10,604	8,809
OTHER LONG-TERM LIABILITIES	3,192	2,342

Total liabilities	161,449	150,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 shares issued	393	393
Treasury stock, at cost, 1,341,419 and 1,041,864 shares, respectively	(8,214)	(6,305)
Additional paid-in capital	338,606	337,605
Deferred compensation	(785)	(540)
Retained earnings (deficit)	(124,914)	(130,493)

Total stockholders' equity	205,086	200,660

Total liabilities and stockholders' equity	$366,535	$351,110

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2001	2002	2003
REVENUES	$864,222	$800,485	$784,976
COST OF SERVICES	702,880	661,781	658,427

Gross profit	161,342	138,704	126,549
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	141,077	124,280	114,542
GOODWILL AMORTIZATION AND IMPAIRMENT	8,096	218	2,726
RESTRUCTURING CHARGES	238	1,878	3,223

Operating income	11,931	12,328	6,058
OTHER INCOME (EXPENSE):
Interest income	106	54	66
Interest expense	(8,112)	(4,317)	(3,893)
Write-off of debt costs and discount, net	—	(987)	(4,172)
Other	462	1,748	(178)

Other income (expense)	(7,544)	(3,502)	(8,177)

INCOME (LOSS) BEFORE INCOME TAXES	4,387	8,826	(2,119)
INCOME TAX EXPENSE (BENEFIT)	6,358	4,313	(1,095)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,971)	4,513	(1,024)
DISCONTINUED OPERATIONS:
Operating income (loss), net of applicable income tax benefit (expense) of $(10,175), $1,290, and $(407)	15,095	930	655
Estimated loss on disposition, including income tax benefit (expense) of $(23,324) and $533	—	(12,002)	(5,210)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,124	(6,559)	(5,579)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $26,317	—	(202,521)	—

NET INCOME (LOSS)	$13,124	$(209,080)	$(5,579)

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.05)	$0.12	$(0.03)
Discontinued operations—
Income (loss) from operations	0.40	0.02	0.02
Estimated loss on disposition	—	(0.32)	(0.14)
Cumulative effect of change in accounting principle	—	(5.38)	—

Net income (loss)	$0.35	$(5.56)	$(0.15)

Diluted—
Income (loss) from continuing operations	$(0.05)	$0.12	$(0.05)
Discontinued operations—
Income (loss) from operations	0.40	0.02	0.02
Estimated loss on disposition	—	(0.31)	(0.14)
Cumulative effect of change in accounting principle	—	(5.31)	—

Net income (loss)	$0.35	$(5.48)	$(0.17)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,436	37,605	37,702

Diluted	37,436	38,154	38,111

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock					Total Stock- holders' Equity
					Additional Paid-In Capital	Deferred CompenSation	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2000	39,258,913	$393	(2,002,629)	$(13,119)	$341,923	$—	$71,042	$400,239
Issuance of Treasury Stock:
Issuance of Employee Stock Purchase Plan shares	—	—	398,287	2,570	(1,737)	—	—	833
Shares received from sale of businesses	—	—	(144,992)	(375)	—	—	—	(375)
Net income	—	—	—	—	—	—	13,124	13,124

BALANCE AT DECEMBER 31, 2001	39,258,913	393	(1,749,334)	(10,924)	340,186	—	84,166	413,821
Issuance of Treasury Stock:
Issuance of shares for options exercised	—	—	242,146	1,499	(803)	—	—	696
Issuance of restricted stock	—	—	275,000	1,698	(618)	(1,080)	—	—
Shares exchanged in repayment of notes receivable	—	—	(49,051)	(204)	—	—	—	(204)
Shares received from sale of business	—	—	(55,882)	(263)	—	—	—	(263)
Shares received from settlement with former owner	—	—	(4,298)	(20)	—	—	—	(20)
Amortization of deferred compensation	—	—	—	—	(159)	295	—	136
Net loss	—	—	—	—	—	—	(209,080)	(209,080)

BALANCE AT DECEMBER 31, 2002	39,258,913	393	(1,341,419)	(8,214)	338,606	(785)	(124,914)	205,086
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)

BALANCE AT DECEMBER 31, 2003	39,258,913	$393	(1,041,864)	$(6,305)	$337,605	$(540)	$(130,493)	$200,660

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,124	$(209,080)	$(5,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of change in accounting principle	—	202,521	—
Estimated loss on disposition of discontinued operations	—	12,002	5,210
Restructuring charges	238	1,878	3,223
Write-off of deferred financing costs and discount	—	987	4,172
Depreciation and amortization expense	24,466	7,008	5,343
Goodwill impairment	—	218	2,726
Bad debt expense	10,329	3,701	2,785
Deferred tax expense (benefit)	(1,408)	3,715	809
Extinguishment of subordinated notes	—	(658)	—
Amortization of debt financing costs	1,444	1,101	896
Loss (gain) on sale of assets	(199)	(893)	310
Deferred compensation expense	—	136	176
Mark-to-market warrant obligation	—	180	488
Amortization of debt discount	—	147	600
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	12,095	13,292	(5,657)
Inventories	940	2,427	2,058
Prepaid expenses and other current assets	(3,516)	2,598	(1,487)
Costs and estimated earnings in excess of billings	11,007	(822)	1,494
Other noncurrent assets	(412)	565	120
Increase (decrease) in—
Accounts payable and accrued liabilities	(3,178)	(27,744)	3,667
Billings in excess of costs and estimated earnings	2,513	1,052	3,178
Other, net	(614)	(241)	(22)
Taxes paid related to the sale of businesses	—	—	(11,006)

Net cash provided by operating activities	66,829	14,090	13,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,978)	(5,322)	(3,406)
Proceeds from sales of property and equipment	1,011	1,551	430
Proceeds from businesses sold, net of cash sold and transaction costs	964	154,360	(887)

Net cash provided by (used in) investing activities	(4,003)	150,589	(3,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	833	—	—
Net payments on revolving line of credit	(60,000)	(163,593)	(107)
Payments on other long-term debt	(9,113)	(18,338)	(14,736)
Borrowings of other long-term debt	58	15,202	10,018
Debt financing costs	—	(3,167)	(1,698)
Proceeds from exercise of options	—	696	914

Net cash used in financing activities	(68,222)	(169,200)	(5,609)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,396)	(4,521)	4,032
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	16,021	10,625	6,104

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$10,625	$6,104	$10,136

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 52% of the Company's consolidated 2003 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The Company's consolidated 2003 revenues relate to the following service activities: HVAC—74%, plumbing—11%, building automation control systems—6%, and other—9%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

        Cash paid for interest for continuing and discontinued operations in 2001, 2002 and 2003 was approximately $20.7 million, $5.3 million and $1.9 million, respectively. Cash paid for income taxes for continuing operations in 2001, 2002 and 2003 was approximately $5.3 million, $5.0 million and $1.9 million, respectively. Cash paid for income taxes for discontinued operations was approximately $4.8 million, $5.7 million and $9.2 million, respectively. The cash tax payments in 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

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

  Goodwill

        Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired. Prior to 2002, goodwill was amortized on a straight-line basis over 40 years. As further discussed in Note 4, "Goodwill," effective January 1, 2002, goodwill is no longer subject to scheduled amortization, but is subject to an annual impairment test.

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

  Revenue Recognition

        Approximately 80% of the Company's revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which the Company engages in connection with obtaining installation contracts, the Company estimates contract costs, which include all direct materials (net of estimated rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as the Company performs under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as the Company incurs costs, although the billing schedule usually does not precisely match the schedule on which costs are incurred. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract.

        Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such a conclusion is reached, regardless of the percentage of completion of the contract. Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims the Company might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The Company does not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer, with immaterial exceptions. Variations from estimated project costs could have a significant impact on the Company's operating results, depending on project size, and the recoverability of the variation via additional customer payments.

        Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

  Accounts Receivable

        Accounts receivable include amounts billed to but not paid by customers pursuant to retention or retainage provisions in construction contracts. These amounts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. The retention balances at December 31, 2002 and 2003 are $33.0 million and $34.7 million, respectively, and are included in accounts receivable.

        The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based upon the creditworthiness of its customers, prior collection history, the ongoing relationship with its customers, the aging of past due balances, the Company's lien rights, if any, in the property where the Company performed the work, and the availability, if any, of payment bonds applicable to the contract.

  Costs and Estimated Earnings in Excess of Billings

        The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed under the terms of the contract. These amounts are billable upon completion of contract performance milestones or other specified conditions of the contract.

  Self-Insurance Liabilities

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates annually.

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

        The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, the Company may not realize deferred tax assets to the extent it has estimated.

  New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities, where those activities were initiated after December 31, 2002. The implementation of SFAS No. 146 does not require the restatement of previously issued financial statements. See Note 5, "Restructuring Charges," for a discussion of restructuring charges recorded during 2003 in accordance with SFAS No. 146.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires an entity to consolidate a variable interest entity if that entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN No. 46 for these entities to the first period beginning after December 15, 2003. The Company determined that it does not have any variable interest entities at December 31, 2003 as defined by the pronouncement.

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

Actual results could differ from those estimates. The most significant estimates used in the Company's financial statements include revenue and cost recognition for construction contracts, allowance for doubtful accounts, self-insurance accruals and the quantification of fair value for reporting units in connection with the Company's goodwill impairment testing.

  Concentrations of Credit Risk

        The Company provides services in a broad range of geographic regions. The Company's credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and provides estimates of allowances for uncollectible amounts.

  Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable, and long-term debt. The Company believes that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

  Stock-Based Compensation

        The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the Company's stock option plans or the stock purchase plan is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

	2001	2002	2003
Net Income (Loss) as reported	$13,124	$(209,080)	$(5,579)
Add: Stock-based compensation included in reported net income, net of tax	—	88	114
Less: Compensation expense per SFAS No. 123, net of tax	(3,569)	(3,378)	(2,394)

Pro forma Net Income (Loss)	$9,555	$(212,370)	$(7,859)

Net Income (Loss) Per Share—Basic
Net Income (Loss) as reported	$0.35	$(5.56)	$(0.15)
Pro forma Net Income (Loss) per share	$0.25	$(5.65)	$(0.21)
Net Income (Loss) Per Share—Diluted
Net Income (Loss) as reported	$0.35	$(5.48)	$(0.17)
Pro forma Net Income (Loss) per share	$0.25	$(5.57)	$(0.23)

        Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2002	2003
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	75.46%	64.87%	62.24%
Risk-free interest rate	4.92%-5.61%	4.07%-5.51%	2.94%-3.85%
Expected life of options	10 years	10 years	7 years

        Employee Stock Purchase Plan—Compensation cost associated with the stock purchase plan is recognized for the fair value of the employees' purchase rights, which is estimated using the Black-Scholes model with the following assumptions:

2001
Expected dividend yield	0.00%
Expected volatility	105.90%
Risk-free interest rate	4.85%
Expected life of purchase rights	0.5 years

        The weighted average fair values of the purchase rights granted in 2001 were $0.88 per share. No purchase rights were granted in 2002 or 2003.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Discontinued Operations

        During the fourth quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.6 million, $0.7 million, and $0.4 million for the years ended December 31, 2001, 2002 and 2003, respectively, has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes." As a result of the sale of this unit, the Company recorded a loss of $1.5 million, net of tax benefit, in discontinued operations under "Estimated loss on disposition, including income taxes." The loss resulted from the non-cash write-off of nondeductible goodwill.

        During the third quarter of 2003, the Company committed to a plan to divest of a small operating company. This unit's after-tax income of $0.0 million and $0.1 million for the years ended December 31, 2001 and 2002, respectively, and $0.2 million for the first three quarters of 2003 has been reported under discontinued operations under "Operating income (loss), net of applicable income taxes." As a result of the decision in the third quarter of 2003 to sell this unit, the Company recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in discontinued operations under "Estimated loss on disposition, including income taxes" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The estimated loss resulted from the non-cash write-off of nondeductible goodwill.

        During the second quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.3 million and $0.1 million for the years ended December 31, 2001 and 2002, respectively, and $0.1 million for the first six months of 2003 has been reported in discontinued

operations under "Operating income (loss), net of applicable income taxes". As a result of the decision in the first quarter of 2003 to sell this unit, the Company recorded an estimated loss in the first quarter of 2003 of $0.9 million, including taxes, related to this transaction in discontinued operations under "Estimated loss on disposition, including income taxes." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash write-off of nondeductible goodwill.

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

        In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including income taxes" in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. During May 2003, the Company paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow during September 2003. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were estimated when the transaction originally closed in the first quarter of 2002.

        Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations. The Company realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of the Company's aggregate initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further in Note 4, "Goodwill."

        In March 2002, the Company decided to divest of a small operating company. In the first quarter of 2002, the Company recorded an estimated loss of $0.4 million, net of tax benefit, from this planned disposition in "Estimated loss on disposition, including income taxes." In the fourth quarter of 2002, the Company reversed this estimated loss because the Company decided not to sell this unit.

        During the second quarter of 2002, the Company sold a division of one of its operations. The after-tax loss for this division for the year ended December 31, 2001 of $0.1 million and the first two quarters of 2002 of $0.3 million has been reported in discontinued operations under "Operating income (loss), net of applicable income taxes." The Company realized a loss of $0.2 million, net of tax benefit, on the sale of this division. This loss was included in discontinued operations under "Estimated loss on disposition, including income taxes" during the second quarter of 2002.

        Assets and liabilities related to discontinued operations were as follows (in thousands):

December 31, 2002
Cash	$132
Accounts receivable, net	3,443
Other current assets	785
Property and equipment, net	178
Goodwill, net	6,225
Other noncurrent assets	171

Total assets	$10,934

Accounts payable	$925
Other current liabilities	1,595

Total liabilities	$2,520

        Revenues and pre-tax income (loss) related to discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenues	$682,060	$114,836	$12,516
Pre-tax income (loss)	$25,270	$(360)	$1,062

        Interest expense allocated to the discontinued operations in 2001 and 2002 was $13.8 million and $1.5 million, respectively. These amounts were allocated based upon the Company's net investment in these operations. No additional interest expense was allocated to discontinued operations subsequent to the first quarter of 2002.

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

        SFAS No. 142, "Goodwill and Other Intangible Assets," went into effect in 2002. The Company adopted it as of January 1, 2002. SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The Company currently performs its annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. In the prior year, the Company performed its annual impairment test as of December 31. The Company changed its measurement date to earlier in the fourth quarter to have additional time to quantify the fair value of the Company's reporting units and to evaluate the results of the impairment testing. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for determining how much goodwill should be reflected as an asset in a company's balance sheet.

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

        As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard's new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company's statement of operations. The resulting non-cash charge was $202.5 million, net of tax benefit, and was recorded during the first quarter of 2002. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income. Additional impairment charges of $0.2 million and $2.7 million were recorded during the fourth quarter of 2002 and 2003, respectively. The impairment charge during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter for certain of the Company's reporting units as part of the Company's annual budgeting and business planning process.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows (in thousands):

Goodwill balance as of January 1, 2002 (a)	$438,448
Impairment adjustment	(229,056)
Goodwill related to sale of operations	(95,965)

Goodwill balance as of December 31, 2002 (a)	113,427
Goodwill related to sale of operations	(6,225)
Impairment adjustment	(2,726)
Reduction in goodwill related to deferred tax adjustment	(442)

Goodwill balance as of December 31, 2003	$104,034

(a)
A portion of this goodwill balance is included in "Assets Related to Discontinued Operations" in the Company's consolidated balance sheet.

        The unaudited results of operations presented below (in thousands) for the years ended December 31, 2001, 2002 and 2003 reflect the adoption of the non-amortization provisions of SFAS No. 142 effective January 1, 2001 and exclude the impact of the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Therefore, the component of the cumulative effect of change in accounting principle related to the operations sold to Emcor is included in the estimated loss on disposition for purposes of this table.

	Year Ended December 31,
	2001	2002	2003
Income (loss) from continuing operations	$(1,971)	$4,513	$(1,024)
Add: Goodwill amortization, net of tax	7,414	—	—

Adjusted income (loss) from continuing operations	5,443	4,513	(1,024)
Discontinued operations—
Operating income (loss), net of tax	15,095	930	655
Add: Goodwill amortization, net of tax	3,195	—	—

Adjusted operating income (loss), net of tax	18,290	930	655
Estimated loss on disposition, including tax	—	(45,776)	(5,210)

Adjusted net income (loss)	$23,733	$(40,333)	$(5,579)

Adjusted income (loss) per share:
Basic—
Income (loss) from continuing operations	$0.14	$0.12	$(0.03)
Discontinued operations—
Income (loss) from operations	0.49	0.02	0.02
Estimated loss on disposition	—	(1.21)	(0.14)

Net income (loss)	$0.63	$(1.07)	$(0.15)

Diluted—
Income (loss) from continuing operations	$0.14	$0.12	$(0.05)
Discontinued operations—
Income (loss) from operations	0.49	0.02	0.02
Estimated loss on disposition	—	(1.20)	(0.14)

Net income (loss)	$0.63	$(1.06)	$(0.17)

5. Restructuring Charges

        During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company's energy efficiency marketing activities, a reorganization of the Company's national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above.

        During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of the Company's smaller size following the Emcor transaction described in Note 3, "Discontinued Operations." The severance costs related to the termination of 33 employees, all of whom had left the Company by March 31, 2002. The restructuring charges for the quarter also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management.

        During the first quarter of 2001, the Company recorded restructuring charges of approximately $0.2 million, primarily related to contractual severance obligations of two operating presidents in connection with the Company's significant restructuring program in the second half of 2000. These restructuring charges were net of a gain of approximately $0.1 million related to management's decision to sell a small operation during the first quarter of 2001.

        During the second half of 2000, the Company recorded restructuring charges primarily associated with configuration of certain underperforming operations and with its decision to cease e-commerce activities at Outbound Services, a subsidiary of the Company. As of December 31, 2002 and 2003, accrued lease termination costs of $0.8 million and $0.5 million, respectively, remain that were associated with these restructuring charges.

        During the third quarter of 2001, the Company decided to retain one of its operations that had been previously held for sale and reversed approximately $0.3 million of non-cash charges related to the anticipated loss on the sale of this operation. This amount was offset by an additional loss on the sale in late September 2001 of the final operation that was identified as part of this restructuring program. The losses associated with the other operations that were sold were consistent with the amounts recorded as restructuring charges in 2000.

        Severance costs recorded in 2000 and 2001 relate to the termination of 147 employees (all of whom had left the Company by June 30, 2001) including certain corporate personnel and the management and employees of certain underperforming locations, and to the departure of the Company's former chief executive officer.

        Aggregated financial information for 2001 related to the operations addressed by the 2001 restructuring charges is as follows (in thousands):

Year Ended December 31, 2001
Revenues	$6,337
Operating loss	$(2,666)

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2001, 2002 and 2003 (in thousands):

	Balance at Beginning of Period	Additions	Payments	Balance at End of Period
Year Ended December 31, 2001:
Severance	$1,218	$350	$(1,358)	$210
Lease termination costs and other	2,312	—	(1,164)	1,148

Total	$3,530	$350	$(2,522)	$1,358

Year Ended December 31, 2002:
Severance	$210	$846	$(1,056)	$—
Lease termination costs and other	1,148	704	(852)	1,000

Total	$1,358	$1,550	$(1,908)	$1,000

Year Ended December 31, 2003:
Severance	$—	$1,506	$(1,506)	$—
Lease termination costs and other	1,000	1,716	(971)	1,745

Total	$1,000	$3,222	$(2,477)	$1,745

6. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2002	2003
Transportation equipment	3-7	$14,752	$12,623
Machinery and equipment	3-10	16,239	16,034
Computer and telephone equipment	3-7	14,895	15,662
Buildings and leasehold improvements	3-40	7,757	7,762
Furniture and fixtures	3-10	5,918	5,873

		59,561	57,954
Less—Accumulated depreciation		(43,628)	(44,723)

Property and equipment, net		$15,933	$13,231

        Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $7.9 million, $6.4 million and $5.3 million, respectively.

7. Detail of Certain Balance Sheet Accounts

        Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2001	2002	2003
Balance at beginning of year	$4,212	$9,542	$5,959
Additions for bad debt expense	7,558	2,022	2,732
Deductions for uncollectible receivables written off, net of recoveries	(2,228)	(5,605)	(3,647)

Balance at end of year	$9,542	$5,959	$5,044

        Other current liabilities consist of the following (in thousands):

	December 31,
	2002	2003
Accrued warranty costs	$2,152	$2,415
Accrued insurance expense	11,788	14,702
Liabilities associated with discontinued operations	8,600	1,355
Other current liabilities	6,872	8,310

	$29,412	$26,782

        Contracts in progress are as follows (in thousands):

	December 31,
	2002	2003
Costs incurred on contracts in progress	$461,017	$467,234
Estimated earnings, net of losses	113,128	109,338
Less—Billings to date	(582,875)	(590,067)

	$(8,730)	$(13,495)

Costs and estimated earnings in excess of billings on uncompleted contracts	$17,768	$16,162
Billings in excess of costs and estimated earnings on uncompleted contracts	(26,498)	(29,657)

	$(8,730)	$(13,495)

        Other long-term liabilities consist of the following (in thousands):

	2002	2003
Warrant and put obligation	$3,177	$2,342
Other long-term liabilities	15	—

	$3,192	$2,342

8. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2002	2003
Revolving credit facility	$107	$—
Term loan	14,625	10,000
Other	502	403

Total debt	15,234	10,403
Less—current maturities	(1,780)	(1,594)

Total long-term portion of debt	13,454	8,809
Less—discount on Facility	(2,850)	—

Long-term portion of debt, net of discount	$10,604	$8,809

        The Company estimates the fair value of long-term debt as of December 31, 2002 and 2003 to be approximately the same as the recorded value. At December 31, 2003, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31—
2004	$1,594
2005	2,067
2006	2,061
2007	2,058
2008	2,563
Thereafter	60

$10,403

  Credit Facility

        On December 31, 2003, the Company entered into a $50 million senior credit facility (the "Facility") provided by a syndicate of four banks. The Facility consists of two parts: a term loan and a revolving credit facility.

        The term loan under the Facility (the "Term Loan") is $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in quarterly installments over five years. The Facility requires prepayments of the Term Loan in certain circumstances. Proceeds in excess of $1 million from the sale of an asset, or from a related series of asset sales, must be used to pay down the Term Loan. Asset sale proceeds of less than $1 million must also be used to pay down the Term Loan unless they are reinvested in long-term assets within six months of being received. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

        The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan") available for borrowings or letters of credit. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. The Company has already satisfied this condition for 2004.

        Certain of the Company's vendors require letters of credit to ensure reimbursement for amounts they are disbursing on the Company's behalf, such as to beneficiaries under the Company's self-funded insurance programs. The Company has also occasionally used letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. The Company's lenders issue such letters of credit through the Revolving Loan portion of the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder's claim. Absent a claim, there is no payment or reserving of funds by the Company in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by the Company to its lenders, letters of credit are treated as a use of Facility capacity just the same as actual borrowings. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. Claims against letters of credit are rare in the Company's industry. The Company has never had a claim made against a letter of credit that resulted in payments by the issuer of the letter of credit or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

        The Company's borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2003 was $78 million. The Company expects that its borrowing base will continue to exceed the $50 million stated limit of the Facility by significant amounts.

        The Company's borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $40 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarterend. While the Facility's financial covenants do not specifically govern capacity under the Facility, if the Company's debt level under the Facility at a quarterend covenant compliance measurement date caused the Company to violate the Facility's debt-to-EBITDA covenant (described in more detail below) the Company's borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of Dec. 31, 2003	As of Feb. 24, 2004 (unaudited)
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$3,900
Term loan	10,000	10,000
Other debt	403	386

Total debt	$10,403	$14,286

Letters of credit	$20,031	$21,054
Available Capacity
Unused revolving loan and letter of credit capacity based on revolving loan face value of $40 million	$19,969	$15,046
Unused revolving loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$19,969	n/a

        If the Company voluntarily terminates the Facility in full before December 31, 2004, it would owe the Facility's lenders a termination fee of $500,000. The Company may voluntarily terminate the Facility in full on or after December 31, 2004 without a termination fee. Short of a full termination, the Company may not reduce the Revolving Loan commitment within the Facility prior to December 31, 2004. During the second year of the Facility, the Company may voluntarily reduce the Revolving Loan commitment by as much as $5 million. During the third year of the Facility, the Company may voluntarily reduce the Revolving Loan commitment by as much as $10 million, less any reductions it made prior to the third year of the Facility.

  Collateral

        The Facility is secured by first liens on substantially all the assets of the Company except for assets related to projects subject to surety bonds. The Facility is secured by a second lien on these assets, which are discussed further below. The Company's assets are primarily held by its subsidiaries. Accordingly, the Facility is also secured by the capital stock of current and future subsidiaries, and these entities guarantee repayment of amounts due under the Facility.

        A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations and for the payment of the Company's vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs incurred in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2003, the amount of these assets was approximately $38.8 million.

  Interest Rates and Fees

        The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates for Term Loan and Revolving Loan borrowings respectively. These additional margins are determined based on the ratio of the Company's total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve months ending as of that quarterend, as shown below. EBITDA as defined under the Facility is discussed in more detail below under Covenants and Restrictions.

        Under the other interest rate option termed the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Additional margins are then added to LIBOR for Term Loan and Revolving Loan borrowings respectively, based on the Company's ratio of debt to EBITDA, as shown below.

        Letter of credit fees under the Facility are also based on the Company's ratio of debt to EBITDA, as shown below.

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2003 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	1.50%
Citibank, N.A. Prime Rate	4.00%
Eurodollar Rate Option
One-month LIBOR	1.12%
Six-month LIBOR	1.22%

	Debt to EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest Margin Added Under:
Term Loan —
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan —
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%

Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.125%	1.50%	1.875%

        The Facility provides that the interest rate margins and fees associated with a ratio of debt to EBITDA of 0.75 to 1.50 will be in effect through June 30, 2004 regardless of the Company's actual debt to EBITDA ratio during that time.

        Commitment fees of 0.375% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

        The Company incurred approximately $1.2 million in financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.3 million per year, for the first three years of the Facility, and $0.2 million per year during the fourth and fifth years of the Facility. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

        The weighted average interest rate that the Company currently pays on borrowings under the Facility is 5.4% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as a transaction in which the interest rate relating to $10 million in principal value of debt was fixed at 5.12% through early July, 2004. These rates do not include amortization of debt financing and arrangement costs or mark-to-market adjustments for derivatives.

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility also stipulates that EBITDA for the first three quarters of 2003 was ($2.8) million for the first quarter, $5.7 million for the second quarter, and $8.0 million for the third quarter.

        Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004 interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of December 31, 2003 as measured under this covenant was 4.26.

        Tangible Net Worth—The Facility requires that the Company's tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of December 31, 2003 as measured under this covenant was $96.6 million, as compared to a covenant requirement of $75.4 million.

        Debt to EBITDA—The Facility requires that the Company's ratio of debt to EBITDA not exceed 2.0. The Company's debt-to-EBITDA ratio as of December 31, 2003 as measured under this covenant was 0.7.

        Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company's capital expenditures during 2003 were $3.4 million.

        Other Restrictions—The Facility prohibits payment of dividends and repurchase of shares by the Company, and limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. The Facility also includes a customary provision under which the lenders may demand immediate repayment of borrowings and disposition of letters of credit if they conclude that the Company's business or financial position has suffered a material adverse change. However, the Facility does not include any mechanisms allowing the lenders immediate access to the Company's ongoing cash flow in the event of a default or an immediate repayment demand by the lenders. In view of the Company's financial position, and what management believes are its prospects for profitability and positive cash flow in the future, the Company believes that the probability that its lenders will invoke the Facility's material adverse change provision in the foreseeable future is remote. As a result, debt under the Facility is classified as long-term, other than amounts due within one year.

  Interest Expense and Related Charges in Connection with Previous Credit Facilities

        The credit facility that preceded the Company's current one was in place from October, 2002 to December, 2003. The Company's next previous credit facility had been in place for several years through October, 2002. Interest expense for 2001, 2002, and 2003 was incurred under these previous facilities and included the following primary elements (in thousands):

	2001		2002		2003
Interest expense on borrowings and unused commitment fees	$6,668		$2,889		$1,397
Letter of credit fees	—	(a)	—	(a)	512
Amortization of deferred debt arrangement costs	1,444		1,248		1,496
Mark-to market adjustments on derivatives	—		180		488

Total	$8,112		$4,317		$3,893

(a)
In 2001 and 2002, letter of credit amounts outstanding and related fees were significantly lower. These fees were treated as an element of bank service charges in selling, general and administrative expenses during these periods.

        When the Company's previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. The largest of these write-offs occurred in the fourth quarter of 2003 when the Company established its current facility and terminated the preceding facility which had been in place just over a year. This write-off was partially offset by a $1.3 million gain associated with the reduction in the value of a warrant and put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder's ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related Facility. These charges are reported as "Write-off of debt costs and discount, net" in the Company's consolidated statement of operations, and include the following primary elements (in thousands):

	2002	2003
Write-off of deferred financing fees and transaction costs	$987	$3,246
Write-off of discount originally arising from issue of warrant and put to credit facility lender	—	2,250
Reduction in valuation of warrant and put obligation	—	(1,324)

Total	$987	$4,172

9. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Current—
Federal	$6,283	$(242)	$(2,375)
State and Puerto Rico	2,295	890	602

	8,578	648	(1,773)

Deferred—
Federal	(2,000)	2,884	850
State and Puerto Rico	(220)	781	(172)

	(2,220)	3,665	678

	$6,358	$4,313	$(1,095)

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Income tax expense (benefit) at the statutory rate	$1,536	$3,089	$(742)
Increase resulting from—
State income taxes, net of federal tax effect	1,349	(413)	(603)
Increase in valuation allowance	253	1,498	1,427
Decrease in contingency reserves	—	—	(1,849)
Non-deductible goodwill amortization	2,225	—	—
Non-deductible goodwill impairment	—	—	688
Non-deductible expenses	974	147	(16)
Other	21	(8)	—

	$6,358	$4,313	$(1,095)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2002	2003
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$2,199	$1,421
Goodwill	9,696	8,761
Accrued liabilities and expenses	7,180	8,141
Net operating loss	4,055	4,737
Other	434	110

Total deferred income tax assets	23,564	23,170

Deferred income tax liabilities—
Property and equipment	(993)	(1,021)
Long-term contracts	(1,267)	(79)
Other	(43)	—

Total deferred income tax liabilities	(2,303)	(1,100)

Less—Valuation allowance	(2,545)	(3,972)

Net deferred income tax assets	$18,716	$18,098

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2002	2003
Deferred income tax assets—
Prepaid expenses and other	$9,234	$9,525
Other non-current assets	9,482	8,573

Total deferred income tax assets	18,716	18,098
Deferred income tax liabilities—
Other long-term liabilities	—	—

Net deferred income tax assets	$18,716	$18,098

        At December 31, 2003 the Company has future tax benefits of $4.7 million related to $79.3 million of available state net operating loss carry forwards for income tax purposes which expire in 2004 through 2023. A valuation allowance of $3.4 million and $0.6 million, respectively, has been recorded against net operating loss carry forwards and related net deferred tax assets. This valuation allowance increased by $1.4 million for the year ending December 31, 2003. A deferred tax asset for state net operating loss carry forwards, net of the related allowance, of $1.3 million reflects the Company's conclusion that it is likely that this asset will be realized based upon forecasted future earnings in certain subsidiaries. The Company will update this assessment of the realizability of deferred tax assets relating to state net operating loss carry forwards on a quarterly basis.

        It is the Company's policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based upon management's assessment of total income tax exposures. Tax reserves are analyzed quarterly and adjustments are recorded, as events occur to warrant adjustment to the reserve. The Company is routinely audited by federal, state and local tax authorities. Income tax audits involve reviews of timing and amount of deductions, state tax filing positions, and compliance with federal, state and local tax laws. As of December 31, 2003 the Company has recorded a reserve for exposures it has determined as probable. For the year ended December 31, 2003 the Company recorded a $1.8 million decrease in the reserve resulting from changes in exposures.

10. Employee Benefit Plans

        The Company and certain of the Company's subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company's operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages in 2002 and 2003 and up to 6% in 2001, and totaled $4.4 million for 2001, $3.3 million for 2002 and $2.6 million for 2003. Of these amounts, approximately $0.5 million and $0.2 million were payable to the plans at December 31, 2002 and 2003, respectively.

        Certain of the Company's subsidiaries also participate in various multi-employer pension plans for the benefit of their employees who are union members. Company contributions to these plans were approximately $0.2 million for 2001, $0.3 million for 2002 and $0.6 million for 2003. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

11. Commitments and Contingencies

  Leases

        The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $15.9 million, $16.1 million, and $16.0 million, respectively. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from three to ten years and provide for certain escalations in the rental expenses each year. Included in the 2001, 2002 and 2003 rent expense above is approximately $5.6 million, $4.6 million and $3.8 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2004	$8,719
2005	7,008
2006	5,756
2007	4,545
2008	3,344
Thereafter	12,901

$42,273

  Claims and Lawsuits

        The Company is party to litigation in the ordinary course of business. The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of these actions in the accompanying consolidated financial statements. In some cases, the Company has project-related claims and liabilities that are individually significant, including one claim that will be subject to arbitration in the first half of 2004. With respect to this claim, and as with all such matters, the

Company has accruals that reflect its judgment of the outcome. Because of this, in management's opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

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

Self-Insurance

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates annually.

12. Stockholders' Equity

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

        The Company awarded 75,000 shares of restricted stock to its President on November 1, 2002 under its 2000 Equity Incentive Plan. The shares were subject to forfeiture if the Company had not achieved certain performance levels for the twelve-month period ending December 31, 2003. These performance levels were met by the Company. The shares are subject to forfeiture if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over a four-year period that started on the date of grant.

        Compensation expense relating to the grants will be charged to earnings over the respective four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation at that time. This value, and the related compensation expense, was adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions were in effect. Once the performance conditions were met, the value of the award was fixed based on the market price of the Company's stock at that time, and is being charged to earnings over the remaining three-year period during which remaining forfeiture provisions lapse.

  Warrant

        In connection with a previous credit facility, the Company granted a lender a warrant to purchase 409,051 shares of Company common stock for nominal consideration. This warrant expires October 11, 2007. The warrant agreement also provides for the following:

  •
  In most situations where the Company issues shares, options or warrants, the warrant holder may acquire additional shares or warrants on equivalent terms to maintain the proportionate interest its warrant shares represent in comparison to the Company's total shares outstanding.

  •
  The warrant holder may require the Company to register its warrant shares.

  •
  The warrant holder may include its warrant shares in any public offering of stock by the Company.

  •
  The warrant holder may "put," or require the Company to repurchase, some or all of its warrant shares at the higher of market price, appraised price or book value per share if there is a change of control of the Company or a public offering of shares by the Company. If the warrant holder disposes of shares acquired and registered under this warrant, the warrant holder's put rights in connection with those shares expire.

        This warrant included additional put rights when it was originally issued at the outset of the Company's previous credit facility. These additional put rights were waived when this credit facility was terminated in December 2003. The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company's obligations under the previous credit facility, and as an obligation in long-term liabilities. With the termination of this credit facility, the discount reflected against debt under the facility was written off and included in "Write-off of debt costs and discount, net" in the Company's consolidated statement of operations. Due to the modification to the warrant and put agreement restricting the holder's ability to exercise the put provision, the Company recognized a $1.3 million gain associated with the reduction in the value of the warrant and put obligation. This gain is also included in the "Write-off of debt costs and discount, net" caption. However, because the warrant and put remain outstanding, their remaining value continues to be reflected in long-term liabilities.

        The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be included in the Company's income statement for that period and in the Company's long-term liabilities, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. In 2002 and 2003, these adjustments were losses of $0.2 million and $0.5 million, respectively, and were included in interest expense as the warrant and put related to the Company's previous credit facility. Because the warrant and put do not relate to the Company's current credit facility, any future mark-to-market adjustments will be reflected as other income (expense) in the Company's income statement.

        The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at December 31, 2003 (value of warrant and put obligation in thousands).

Stock Price	Value of Warrant and Put Obligation
$4.48	$1,933
$5.48 (a)	$2,342
$6.48	$2,751

(a)
This was the Company's closing stock price on December 31, 2003.

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

        Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of December 31, 2003, there were 1,127,612 shares of Restricted Voting Common Stock remaining.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, convertible subordinated notes, warrants and contingently issuable restricted stock.

        Options to purchase 5.6 million shares of the Company's Common Stock ("Common Stock") at prices ranging from $1.90 to $21.44 per share were outstanding for the year ended December 31, 2003, but were not included in the computation of diluted EPS because the Company reported a loss from continuing operations for the year ended December 31, 2003. Under the calculations normally required by generally accepted accounting principles for determining EPS, including the effect of these options when the Company reports a loss would increase diluted EPS, or have an "anti-dilutive" effect. When this situation occurs, generally accepted accounting principles require that such options or other common stock equivalents be excluded from the determination of diluted EPS. Accordingly, they have been excluded. The Company would have included 339,479 shares related to the dilutive impact of stock options for the year ended December 31, 2003 if it were not for the loss from continuing operations during the period.

        Options to purchase 3.2 million shares of Common Stock at prices ranging from $3.81 to $21.44 per share were outstanding for the year ended December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock.

        Options had an anti-dilutive effect for the year ended December 31, 2001 because the Company reported a loss from continuing operations. Accordingly, options were excluded from the determination of diluted EPS. The Company would have included 62,688 shares related to the dilutive impact of stock options for the year ended December 31, 2001 if it were not for the loss from continuing operations during the period.

        As noted above, the Company issued a warrant to purchase 409,051 shares of Company common stock along with related put rights for nominal consideration. The dilutive impact of this warrant is computed assuming the issuance of shares required to fulfill the warrant obligation at the end of the reporting period, and excluding the income effect for the period of (a) any mark-to-market adjustments made in connection with valuing the warrant, and (b) the gain associated with the reduction in the value of the put and warrant obligation that arose when the facility it was associated with was terminated in the fourth quarter of 2003. The put and warrant obligation had an anti-dilutive effect for the year ended December 31, 2002 but a dilutive effect for the year ended December 31, 2003.

        The following tables reconcile the income (loss) from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2001	2002	2003
Income (loss) from continuing operations used in computing earnings per share—basic	$(1,971)	$4,513	$(1,024)
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	—	488
Reduction in valuation of warrant and put obligation (after tax)	—	—	(1,324)

Income (loss) from continuing operations used in computing earnings per share—diluted	$(1,971)	$4,513	$(1,860)

Net income (loss) used in computing earnings per share—basic	$13,124	$(209,080)	$(5,579)
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	—	488
Reduction in valuation of warrant and put obligation (after tax)	—	—	(1,324)

Net income (loss) used in computing earnings per share—diluted	$13,124	$(209,080)	$(6,415)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2001	2002	2003
Common shares outstanding, end of period (a)	37,510	37,642	37,992
Effect of using weighted average common shares Outstanding	(74)	(37)	(290)

Shares used in computing earnings per share—basic	37,436	37,605	37,702
Effect of shares issuable under stock option plans based on the treasury stock method	—	381	—
Effect of shares issuable related to warrants	—	—	409
Effect of contingently issuable restricted shares	—	168	—

Shares used in computing earnings per share—diluted	37,436	38,154	38,111

(a)
Excludes 275,000 and 225,000 shares of unvested contingently issuable restricted stock outstanding as of December 31, 2002 and 2003, respectively (see "Restricted Stock Grant" paragraphs above).

13. Stock Option Plans

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

        Either at the time of the initial public offering or upon election as a director, options were granted to six members of the board of directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received options for shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. One former employee received an annual grant in 2000. These options will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director. As of December 31, 2003, 170,000 options were outstanding related to this plan.

        The Directors' Plan allows non-employee directors to receive shares ("Deferred Shares") at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2003.

        The Company has never altered the price of any option after its grant.

        The following table summarizes activity under the Company's stock option plans:

	2001
			2002		2003
		Weighted- Average Exercise Price
Fixed Options	Shares		Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	7,356,159	$9.35	7,158,722	$8.59	5,518,301	$8.26
Granted	585,000	$2.34	229,000	$3.79	1,119,500	$2.13
Exercised	—	$—	(242,146)	$2.88	(332,041)	$2.75
Forfeited	(782,437)	$10.94	(1,627,275)	$9.90	(679,946)	$7.72
Expired	—	$—	—	$—	—	$—

Outstanding at end of year	7,158,722	$8.59	5,518,301	$8.26	5,625,814	$7.43

Options exercisable at year-end	3,044,485		3,579,155		3,537,269
Weighted-average fair value of options granted during the year	$1.93		$2.90		$1.36

        The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable At 12/31/03	Weighted-Average Exercise Price
$1.90 - 7.625	3,543,375	7.51 years	$3.01	1,490,330	$3.52
$11.75 - 16.875	1,564,714	0.86 years	$13.41	1,529,214	$13.43
$17.875 - 21.438	517,725	1.38 years	$19.59	517,725	$19.59

$1.90 - 21.438	5,625,814	5.10 years	$7.43	3,537,269	$10.16

  Employee Stock Purchase Plan

        In September 1997, the Company's stockholders approved the Company's 1998 Employee Stock Purchase Plan which allows employees to purchase shares from the Company's authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company, including shares repurchased on the open market.

        The Company's 1998 Employee Stock Purchase Plan originally provided for the purchase of up to 300,000 shares, which was increased by an additional 600,000 shares in May 2000, at semi-annual intervals. In March 2001, after all of the shares were distributed, the Board of Directors of the Company voted to suspend the Employee Stock Purchase Plan indefinitely. Through the suspension date, full-time employees were eligible to purchase shares with payroll deductions ranging from 2% to 8% of compensation with a maximum deduction of $2,000 for any purchase period for each participant. The purchase price per share was 85% of the lower of the market price on the first business day of the purchase period or the purchase date.

14. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2002 and 2003 is summarized as follows (in thousands, except per share data):

	2002
	Q1	Q2	Q3	Q4
Revenues	$186,767	$207,651	$210,243	$195,824
Gross profit	$29,613	$37,509	$38,896	$32,686
Operating income (loss)	$(4,179)	$7,476	$7,364	$1,667
Income (loss) from continuing operations	$(4,100)	$4,756	$3,385	$472
Discontinued operations—
Operating results, net of tax	$354	$181	$355	$40
Estimated loss on disposition, including tax	$(10,987)	$(169)	$—	$(846)
Income (loss) before cumulative effect of change in accounting principle	$(14,733)	$4,768	$3,740	$(334)
Cumulative effect of change in accounting principle	$(202,521)	$—	$—	$—
Net income (loss)	$(217,254)	$4,768	$3,740	$(334)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.11)	$0.13	$0.09	$0.01
Discontinued operations—
Income (loss) from operations	0.01	—	0.01	—
Estimated loss on disposition	(0.29)	—	—	(0.02)
Cumulative effect of change in accounting principle	(5.40)	—	—	—

Net income (loss)	$(5.79)	$0.13	$0.10	$(0.01)

Diluted—
Income (loss) from continuing operations	$(0.11)	$0.12	$0.09	$0.01
Discontinued operations—
Income (loss) from operations	0.01	—	0.01	—
Estimated loss on disposition	(0.29)	—	—	(0.02)
Cumulative effect of change in accounting principle	(5.40)	—	—	—

Net income (loss)	$(5.79)	$0.12	$0.10	$(0.01)

Cash flow from operations	$(9,262)	$10,955	$12,114	$283

	2003
	Q1	Q2	Q3	Q4
Revenues	$179,664	$199,339	$208,269	$197,704
Gross profit	$27,079	$34,136	$35,078	$30,256
Operating income (loss)	$(4,566)	$4,076	$6,203	$345
Income (loss) from continuing operations (a)	$(4,131)	$2,478	$2,676	$(2,047)
Discontinued operations—
Operating results, net of tax	$227	$95	$272	$61
Estimated loss on disposition, including tax	$(912)	$—	$(2,773)	$(1,525)
Net income (loss)	$(4,816)	$2,573	$175	$(3,511)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.11)	$0.07	$0.07	$(0.05)
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated loss on disposition	(0.02)	—	(0.07)	(0.04)

Net income (loss)	$(0.13)	$0.07	$—	$(0.09)

Diluted—
Income (loss) from continuing operations	$(0.11)	$0.07	$0.07	$(0.08)
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated loss on disposition	(0.02)	—	(0.07)	(0.04)

Net income (loss)	$(0.13)	$0.07	$—	$(0.12)

Cash flow from operations	$(2,343)	$13,923	$(6,437)	$8,361

(a)
Fourth quarter 2003 includes a goodwill impairment charge of $2.7 million, a non-cash write-off of $4.7 million of deferred financing costs and discount related to the Company's previous credit facility and a gain of $1.3 million on the reduction in the valuation of the warrant and put obligation.

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

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        The Company's executive management is responsible for insuring the effectiveness of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy. The Company has made this code of ethics available on our website, as described in Item 1 of this Form 10-K report. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2003 and such information is hereby incorporated by reference.

ITEM 11. Executive Compensation

        The information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under this item in the 120 days following December 31, 2003 and such information is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Managers has been omitted in accordance with the instructions to Form 10-K and such information is hereby incorporated by reference. The Company will file with the Commission a definitive proxy statement including the remaining information to be disclosed under Item 12 in the 120 days following December 31, 2003. The following table sets forth information about the Company's equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,954,362	$7.43	1,606,354	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,954,362	$7.43	1,606,354	(1)

(1)
Reflects availability of (i) 265,000 shares under our 1997 Non-Employee Director Plan, (ii) 1,000 shares under our 2000 Equity Incentive Plan, and (iii) 1,340,354 shares under our 1997 Long-Term Incentive Plan. Availability under our 1997 Long-Term Incentive Plan is limited to 13% of Company's issued and outstanding common stock as determined at the time of grant of the most recent award.

ITEMS 13 TO 15 INCLUSIVE

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2003 and such information is hereby incorporated by reference.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)   The following documents are filed as part of this report:

          (1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 38 of this report and is incorporated herein by reference.

          (2)   Financial Statement Schedules:

      None.

        (b)   Reports on Form 8-K

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 14, 2003. Under Item 7 of that report the Company announced that on November 12, 2003, the Company issued a press release, reporting Comfort's financial results for the third quarter of 2003.

        (c)   Exhibits

        Reference is made to the Index of Exhibits beginning on page 78 which index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
By:	/s/ J. GORDON BEITTENMILLER J. Gordon Beittenmiller Executive Vice President and Chief Financial Officer

Date: February 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY William F. Murdy	Chairman of the Board and Chief Executive Officer	February 26, 2004
/s/ NORMAN C. CHAMBERS Norman C. Chambers	President and Director	February 23, 2004
/s/ J. GORDON BEITTENMILLER J. Gordon Beittenmiller	Executive Vice President, Chief Financial Officer and Director (principal accounting officer)	February 26, 2004
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 26, 2004
/s/ VINCENT J. COSTANTINI Vincent J. Costantini	Director	February 23, 2004
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 24, 2004

/s/ STEVEN S. HARTER Steven S. Harter	Director	February 26, 2004
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 25, 2004
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 23, 2004

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
3.1	—	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.		Filed Herewith
3.4	—	Bylaws of Registrant, as amended	3.3	1988 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	—	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan.	10.1	333-24021
*10.2	—	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan.	10.2	333-24021
*10.3	—	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2000 Incentive Plan.	10.7	Second Quarter 2000 Form 10-Q
*10.5	—	Employment Agreement dated June 27, 2000 by and among Comfort Systems USA (Texas), L.P. and William F. Murdy.	10.2	Second Quarter
*10.6	—	Employment Agreement dated November 4, 2002 by and among Comfort Systems USA (Texas), L.P. and Norman C. Chambers.	10.4	Third Quarter 2002 Form 10-Q
*10.7	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and J. Gordon Beittenmiller.		Filed Herewith
*10.8	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and William George III.		Filed Herewith
*10.9	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.10	—	Employment Agreement dated January 1, 2004 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.		Filed Herewith
*10.11	—	Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002.	10.2	First Quarter 2002 Form 10-Q
*10.12	—	Restricted Stock Award Agreement dated November 1, 2002 from the Company to Norman C. Chambers.	10.5	Third Quarter 2002 Form 10-Q
10.13	—	Purchase Agreement between the Registrant and EMCOR-CSI Holding Co. dated February 11, 2002.	2.1	February 2002 Form 8-K

10.14	—	Stock Purchase Warrant and Repurchase Agreement dated October 11, 2002 granted by the Company to General Electric Capital Corporation.	10.2	Third Quarter 2002 Form 10-Q
10.15	—	Amendment No. 1 to Stock Purchase Warrant and Repurchase Agreement dated December 31, 2003.		Filed Herewith
10.16	—	Registration Rights Agreement dated October 11, 2002 by and among the Company and General Electric Capital Corporation.	10.3	Third Quarter 2002 Form 10-Q
10.17	—	Amended and Restated Credit Agreement dated of December 31, 2003, by and among the Company Bank of Texas NA, individually and as Administrative Agent; Hibernia National Bank, as Documentation Agent; and the Lenders referred to in the agreement.		Filed Herewith
18.1	—	Letter from Ernst & Young regarding the change in accounting principles.		Filed Herewith
21.1	—	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	—	Consent of Ernst & Young LLP.		Filed Herewith
24.1	—	Power of Attorney (included in the signature page hereto).		Filed Herewith
31.1	—	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	—	Rule 13a-14(a) Certification of J. Gordon Beittenmiller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	—	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
32.2	—	Section 1350 Certification of J. Gordon Beittenmiller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith

*—Management contract or compensatory plan

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO FINANCIAL STATEMENTS
COMFORT SYSTEMS USA, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
COMFORT SYSTEMS USA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
  ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters
  ITEMS 13 TO 15 INCLUSIVE
PART IV
  ITEM 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX OF EXHIBITS