Form 10-Q
period 2004-03-31
COMFORT SYSTEMS USA INC
filed 2004-05-03
CIK 1035983

Use these links to rapidly review the document
COMFORT SYSTEMS USA, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, as of April 29, 2004 was 38,453,799.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,136	$5,119
Accounts receivable, less allowance for doubtful accounts of $5,044 and $5,305	167,939	164,529
Other receivables	5,171	4,466
Inventories	9,838	10,628
Costs and estimated earnings in excess of billings	16,162	18,638
Prepaid expenses and other	13,691	13,788

Total current assets	222,937	217,168
PROPERTY AND EQUIPMENT, net	13,231	13,360
GOODWILL, net	104,034	104,034
OTHER NONCURRENT ASSETS	10,908	10,257

Total assets	$351,110	$344,819

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,594	$2,090
Accounts payable	58,566	55,171
Accrued compensation and benefits	22,700	19,280
Billings in excess of costs and estimated earnings	29,657	26,866
Other current liabilities	26,782	27,316

Total current liabilities	139,299	130,723
LONG-TERM DEBT, NET OF CURRENT MATURITIES	8,809	8,292
OTHER LONG-TERM LIABILITIES	2,342	3,053

Total liabilities	150,450	142,068
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 shares issued	393	393
Treasury stock, at cost, 1,041,864 and 809,864 shares, respectively	(6,305)	(4,901)
Additional paid-in capital	337,605	337,196
Deferred compensation	(540)	(487)
Retained earnings (deficit)	(130,493)	(129,450)

Total stockholders' equity	200,660	202,751

Total liabilities and stockholders' equity	$351,110	$344,819

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
REVENUES	$179,664	$193,223
COST OF SERVICES	152,585	163,017

Gross profit	27,079	30,206
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,483	27,188
RESTRUCTURING CHARGES	1,162	—

Operating income (loss)	(4,566)	3,018
OTHER INCOME (EXPENSE):
Interest income	8	31
Interest expense	(550)	(528)
Write-off of debt costs	(823)	—
Other	(249)	(659)

Other income (expense)	(1,614)	(1,156)

INCOME (LOSS) BEFORE INCOME TAXES	(6,180)	1,862
INCOME TAX EXPENSE (BENEFIT)	(2,049)	819

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,131)	1,043
DISCONTINUED OPERATIONS:
Operating income, net of income tax expense of $134	227	—
Estimated loss on disposition, including income tax expense of $231	(912)	—

NET INCOME (LOSS)	$(4,816)	$1,043

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.11)	$0.03
Discontinued operations—
Income from operations	—	—
Estimated loss on disposition	(0.02)	—

Net income (loss)	$(0.13)	$0.03

Diluted—
Income (loss) from continuing operations	$(0.11)	$0.03
Discontinued operations—
Income from operations	—	—
Estimated loss on disposition	(0.02)	—

Net income (loss)	$(0.13)	$0.03

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,622	38,136

Diluted	38,948	39,443

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock					Total Stock- holders' Equity
					Additional Paid-In Capital	Deferred Compen- sation	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	39,258,913	$393	(1,341,419)	$(8,214)	$338,606	$(785)	$(124,914)	$205,086
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)

BALANCE AT DECEMBER 31, 2003	39,258,913	393	(1,041,864)	(6,305)	337,605	(540)	(130,493)	200,660
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	232,000	1,404	(418)	—	—	986
Amortization of deferred compensation (unaudited)	—	—	—	—	—	53	—	53
Other (unaudited)	—	—	—	—	9	—	—	9
Net income (unaudited)	—	—	—	—	—	—	1,043	1,043

BALANCE AT MARCH 31, 2004 (unaudited)	39,258,913	$393	(809,864)	$(4,901)	$337,196	$(487)	$(129,450)	$202,751

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,816)	$1,043
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Estimated loss on disposition of discontinued operations	912	—
Restructuring charges	1,162	—
Write-off of debt costs	823	—
Depreciation expense	1,336	1,138
Bad debt expense	807	679
Deferred tax expense (benefit)	379	(38)
Amortization of debt financing costs	232	96
Loss (gain) on sale of assets or operations	256	(36)
Deferred compensation expense	(8)	53
Mark-to-market warrant obligation	(246)	711
Amortization of debt discount	150	—
Changes in operating assets and liabilities, net of effects of divestitures—
(Increase) decrease in—
Receivables, net	11,564	2,731
Inventories	924	(790)
Prepaid expenses and other current assets	331	(373)
Costs and estimated earnings in excess of billings	883	(2,476)
Other noncurrent assets	221	106
Increase (decrease) in—
Accounts payable and accrued liabilities	(5,938)	(4,786)
Billings in excess of costs and estimated earnings	(927)	(2,791)
Other, net	(17)	—
Taxes paid related to the sale of businesses	(10,371)	—

Net cash used in operating activities	(2,343)	(4,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,087)	(1,317)
Proceeds from sales of property and equipment	79	129
Proceeds from businesses sold, net of cash sold and transaction costs	(76)	933

Net cash used in investing activities	(1,084)	(255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	9,106	—
Payments on other long-term debt	(528)	(21)
Borrowings of other long-term debt	144	—
Debt financing costs	(84)	(709)
Proceeds from exercise of options	14	701

Net cash provided by (used in) financing activities	8,652	(29)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,225	(5,017)
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	6,104	10,136

CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$11,329	$5,119

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 57% of the Company's consolidated 2004 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 43% attributable to maintenance, repair and replacement services. The following service activities account for the Company's consolidated 2004 revenues to date: HVAC—75%, plumbing—13%, building automation control systems—6%, and other—6%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2003 (the "Form 10-K").

        There were no significant changes in the accounting policies of the Company during the current period. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

        The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the SEC. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Form 10-K. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

  Cash Flow Information

        Cash paid for interest for continuing and discontinued operations for the three months ended March 31, 2003 and 2004 was approximately $0.4 million and $0.1 million, respectively. Cash paid for income taxes for continuing operations for the three months ended March 31, 2003 and 2004 was approximately $0.6 million and $0.2 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended March 31, 2003 and 2004 was approximately $7.4 million and $0.1 million, respectively. The cash tax payments for the three months ended March 31, 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc.

("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

  New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 requires an investing entity to consolidate a variable interest entity if that investing entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN 46 for these entities to the first period ending after March 15, 2004. The Company determined that it does not have any variable interest entities.

  Segment Disclosure

        Comfort Systems' activities are within the mechanical services industry which is the single industry segment served by the Company. Under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as no individual operating unit is material and the operating units meet a majority of the aggregation criteria.

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

  Stock-Based Compensation

        The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the Company's stock option plans is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the Company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net Income (Loss) as reported	$(4,816)	$1,043
Add: Stock-based compensation included in reported net income, net of tax	(5)	34
Less: Compensation expense per SFAS No. 123, net of tax	(701)	(443)

Pro forma Net Income (Loss)	$(5,522)	$634

Net Income (Loss) Per Share—Basic
Net Income (Loss) per share as reported	$(0.13)	$0.03
Pro forma Net Income (Loss) per share	$(0.15)	$0.02
Net Income (Loss) Per Share—Diluted
Net Income (Loss) per share as reported	$(0.13)	$0.03
Pro forma Net Income (Loss) per share	$(0.15)	$0.02

        Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The Company did not grant any options during the three months ended March 31, 2003 or 2004, respectively.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Discontinued Operations

        Individual Sales of Operating Companies—During the fourth quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." As a result of the sale of this unit in the fourth quarter of 2003, the Company recorded a loss of $1.5 million, net of tax benefit, in discontinued operations under "Estimated loss on disposition, including income tax expense." The loss resulted from the non-cash write-off of nondeductible goodwill.

        During the third quarter of 2003, the Company committed to a plan to divest of a small operating company. This unit's after-tax income of less than $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." As a result of the decision in the third quarter of 2003 to sell this unit, the Company recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in discontinued operations under "Estimated loss on disposition, including income tax expense" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The estimated loss resulted from the non-cash write-off of nondeductible goodwill.

        During the second quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." As a result of the decision in the first quarter of 2003 to sell this unit, the Company recorded an estimated loss in the first quarter of 2003 of $0.9 million, including tax expense, related to this transaction in discontinued operations under "Estimated loss on disposition, including income tax expense." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash write-off of nondeductible goodwill.

Revenues and pre-tax income related to 2003 discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2003
Revenues	$4,284
Pre-tax income	$361

        Sale of Companies to Emcor—On March 1, 2002, the Company sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. The Company realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

        In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including income tax expense" in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. During May 2003, the Company paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow during September 2003. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were estimated when the transaction originally closed in the first quarter of 2002.

4. Restructuring Charges

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

        During the first quarter of 2002, the Company recorded restructuring charges primarily associated with the reduction in corporate office overhead in light of the Company's smaller size following the Emcor transaction described in Note 3, "Discontinued Operations," and decisions to merge or close three smaller divisions and realign regional operating management. During the second half of 2000, the Company recorded restructuring charges primarily associated with the consolidation, sale, or closure of certain underperforming operations and with its decision to cease e-commerce activities at Outbound Services, a subsidiary of the Company. As of December 31, 2003 and March 31, 2004, accrued lease termination costs of $0.6 million and $0.5 million, respectively, remain that were associated with the restructuring charges recorded during 2002 and 2000.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2003 and March 31, 2004 (in thousands):

	Balance at Beginning of Period	Additions	Payments	Balance at End of Period
Year Ended December 31, 2003:
Severance	$—	$1,506	$(1,506)	$—
Lease termination costs and other	1,000	1,716	(971)	1,745

Total	$1,000	$3,222	$(2,477)	$1,745

Three Months Ended March 31, 2004:
Lease termination costs and other	$1,745	$—	$(450)	$1,295

5. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Revolving credit facility	$—	$—
Term loan	10,000	10,000
Other	403	382

Total debt	10,403	10,382
Less—current maturities	(1,594)	(2,090)

Total long-term portion of debt	$8,809	$8,292

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

        The Company's borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of March 31, 2004 was $77 million. The Company expects that its borrowing base will continue to exceed the $50 million stated limit of the Facility by significant amounts.

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

	As of March 31, 2004	As of April 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	10,000	9,500
Other debt	382	380

Total debt	$10,382	$9,880

Letters of credit	$20,499	$20,387
Available Capacity
Unused revolving loan and letter of credit capacity based on revolving loan face value of $40 million	$19,501	$19,613
Unused revolving loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$19,501	n/a

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

        A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations and for the payment of the Company's vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs incurred in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of March 31, 2004, the amount of these assets was approximately $38.6 million.

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

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of March 31, 2004 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	1.50%
Citibank, N.A. Prime Rate	4.00%
Eurodollar Rate Option
One-month LIBOR	1.09%
Six-month LIBOR	1.16%
	Debt to EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest
Margin Added Under:
Term Loan—
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan—
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.875%	2.25%	2.625%

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

        The Company incurred approximately $1.2 million in financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized to interest expense over the term of the Facility in the amount of approximately $0.4 million per year for the first three years of the Facility, and less than $0.1 million per year during the fourth and fifth years of the Facility. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

        The weighted average interest rate that the Company currently pays on borrowings under the Facility is 5.12% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as a transaction in which the interest rate relating to $10 million in principal value of debt was fixed at 5.12% through early July, 2004. These rates do not include amortization of debt financing and arrangement costs or mark-to-market adjustments for derivatives.

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility also stipulates EBITDA for the first three quarters of 2003 as follows: ($2.8) million for the first quarter; $5.7 million for the second quarter; and $8.0 million for the third quarter. The Facility's principal financial covenants include:

        Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of March 31, 2004 as measured under this covenant was 6.21.

        Tangible Net Worth—The Facility requires that the Company's tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of March 31, 2004 as measured under this covenant was $98.7 million, as compared to a covenant requirement of $78.0 million.

        Debt to EBITDA—The Facility requires that the Company's ratio of debt to EBITDA not exceed 2.0. The Company's debt-to-EBITDA ratio as of March 31, 2004 as measured under this covenant was 0.46.

        Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company's capital expenditures during the three months ended March 31, 2004 were $1.3 million.

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

  Interest Expense and Related Charges

        The credit facility that preceded the Company's current one was in place from October, 2002 to December, 2003. Interest expense for the three months ended March 31, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended March 31,
	2003	2004
Interest expense on borrowings and unused commitment fees	$324	$225
Letter of credit fees	91	207
Amortization of deferred debt arrangement costs	381	96
Mark-to-market adjustments on derivatives	(246)	—

Total	$550	$528

        When the Company's previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. During the three months ended March 31, 2003, the Company wrote off $0.8 million of deferred financing fees due to a reduction in the size of the Company's credit facility. This charge is reported as "Write-off of debt costs" in the Company's consolidated statement of operations.

6. Commitments and Contingencies

  Claims and Lawsuits

        The Company is party to litigation in the ordinary course of business. The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of these actions in the accompanying consolidated financial statements. The Company has one project-related claim that was subject to binding arbitration proceedings in the first half of 2004. The Company expects a final decision on this matter during the second quarter of 2004. With respect to this claim, and as with all such matters, the Company has accruals that reflect its judgment of the outcome. Because of this, in management's opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

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

  Self-Insurance

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates annually.

7. Stockholders' Equity

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

        The Company awarded 75,000 shares of restricted stock to its President on November 1, 2002 under its 2000 Equity Incentive Plan. The shares were subject to forfeiture if the Company had not achieved certain performance levels for the twelve-month period ending December 31, 2003. These performance levels were met by the Company. The shares are subject to forfeiture if the executive leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over a four-year period that started on the date of grant. This executive resigned from the Company in April 2004 and thus forfeited 56,250 shares of this restricted stock award.

        Compensation expense relating to the grants will be charged to earnings over the respective four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation at that time. This value, and the related compensation expense, was adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions were in effect. Once the performance conditions were met, the value of the award was fixed based on the market price of the Company's stock at that time, and is being charged to earnings over the remaining three-year period during which remaining forfeiture provisions lapse. Following the resignation of the Company's former President in April 2004, no further compensation expense in connection with his restricted stock award is being charged to earnings.

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

        This warrant included additional put rights when it was originally issued at the outset of the Company's previous credit facility. These additional put rights were waived when this credit facility was terminated in December 2003. The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company's obligations under the previous credit facility, and as an obligation in long-term liabilities. With the termination of this credit facility, the discount reflected against debt under the facility was written off and included in "Write-off of debt costs and discount, net" in the Company's consolidated statement of operations. Due to the modification to the warrant and put agreement restricting the holder's ability to exercise the put provision, the Company recognized a $1.3 million gain associated with the reduction in the value of the warrant and put obligation. This gain was also included in the "Write-off of debt costs and discount, net" caption. However, because the warrant and put remain outstanding, their remaining value continues to be reflected in long-term liabilities.

        The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be included in the Company's statement of operations for that period and in the Company's long-term liabilities, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the three months ended March 31, 2003, these adjustments were a gain of $0.2 million, and were included in interest expense as the warrant and put related to the Company's previous credit facility. Because the warrant and put do not relate to the Company's current credit facility, mark-to-market adjustments during the three months ended March 31, 2004, which were losses of $0.7 million, are reflected as other income (expense) in the Company's statement of operations.

        The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at March 31, 2004 (value of warrant and put obligation in thousands).

Stock Price		Value of Warrant and Put Obligation
$6.22		$2,644
$7.22	(a)	$3,053
$8.22		$3,462

(a)
This was the Company's closing stock price on March 31, 2004.

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

        Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of March 31, 2004, there were 1,093,599 shares of Restricted Voting Common Stock remaining.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

        Options to purchase 1.9 million shares of the Company's common stock ("Common Stock") at prices ranging from $6.75 to $21.438 per share were outstanding for the three months ended March 31, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock.

        Options to purchase $5.4 million shares of Common Stock at prices ranging from $2.14 to $21.438 per share were outstanding for the three months ended March 31, 2003, but were not included in the computation of diluted EPS because the Company reported a loss from continuing operations during this period. Under the calculations normally required by generally accepted accounting principles for determining EPS, including the effect of these options when the Company reports a loss would increase diluted EPS, or have an "anti-dilutive" effect. When this situation occurs, generally accepted accounting principles require that such options or other common stock equivalents be excluded from the determination of diluted EPS. Accordingly, they were excluded for the three months ended March 31, 2003. The Company would have included 67,590 shares related to the dilutive impact of stock options for the three months ended March 31, 2003 if it were not for the loss from continuing operations during the period.

        The following table summarizes information regarding the Company's outstanding stock options as of March 31, 2003 and 2004:

	Number of Options Outstanding
Exercise Price	March 31, 2003	March 31, 2004
$1.90	—	872,000
$2.14	10,000	10,000
$2.19	10,000	10,000
$2.25	369,625	240,000
$2.34	52,000	2,000
$2.36	—	50,000
$2.43	10,000	10,000
$2.875	1,696,533	1,129,725
$3.39	110,000	110,000
$3.8125	500,000	500,000
$3.86	79,000	79,000
$4.18	—	102,500
$4.24	20,000	15,000
$4.77	40,000	40,000
$6.00	193,500	164,000
$6.75	10,000	5,000
$7.625	37,700	37,100
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	2,292,126	1,895,374

	5,430,484	5,271,699

        As noted above, the Company issued a warrant to purchase 409,051 shares of Company common stock along with related put rights for nominal consideration. The dilutive impact of this warrant is computed assuming the issuance of shares equal to the value of the warrant obligation at the end of the reporting period, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. The put and warrant obligation had an anti-dilutive effect for the three months ended March 31, 2004, but a dilutive effect for the three months ended March 31, 2003.

        The following tables reconcile the income (loss) from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2003	2004
Income (loss) from continuing operations used in computing earnings per share—basic	$(4,131)	$1,043
Mark-to-market adjustment related to warrant and put obligation (after tax)	(246)	—

Income (loss) from continuing operations used in computing earnings per share—diluted	$(4,377)	$1,043

Net income (loss) used in computing earnings per share—basic	$(4,816)	$1,043
Mark-to-market adjustment related to warrant and put obligation (after tax)	(246)	—

Net income (loss) used in computing earnings per share—diluted	$(5,062)	$1,043

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2003	2004
Common shares outstanding, end of period(a)	37,616	38,293
Effect of using weighted average common shares outstanding	6	(157)

Shares used in computing earnings per share—basic	37,622	38,136
Effect of shares issuable under stock option plans based on the treasury stock method	—	1,151
Effect of shares issuable related to warrants	1,326	—
Effect of contingently issuable restricted shares	—	156

Shares used in computing earnings per share—diluted	38,948	39,443

(a)
Excludes 275,000 and 156,250 shares of unvested contingently issuable restricted stock outstanding as of March 31, 2003 and 2004, respectively (see "Restricted Stock Grant" above).

COMFORT SYSTEMS USA, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2003 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Factors Which May Affect Future Results," included in our Form 10-K.

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

        When competing for project business, we usually estimate the costs we will incur on a project, then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing an HVAC installation and service provider.

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

        As of March 31, 2004, we had 4,075 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $229,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover this investment until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of March 31, 2004, we had one project in process with a contract price of between $15 and $20 million, six projects between $10 million and $15 million, nine projects between $5 million and $10 million, and 153 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $469.3 million of aggregate contract value as of March 31, 2004, out of a total contract value for all projects in progress of $934.4 million. Generally, projects closer in size to $1 million will be completed in a year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Profile and Management of Our Operations

        Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated upon acquisition with existing operations. Since we suspended our acquisition program in late 1999, we have sold or ceased operations at 34 companies. We have consolidated another 16 companies into other operations, such that today we have 43 operating units.

        Beginning in the fourth quarter of 1999, we shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. We used the proceeds from this sale to reduce debt. The operating results of companies sold to Emcor have been reported under discontinued operations in the accompanying consolidated statements of operations. We recognized a loss, including taxes, of $11.8 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see Note 3, "Discontinued Operations," in the notes to the historical consolidated Financial Statements.

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

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a greater degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the Federal Government, has declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This has been a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we have experienced decreasing volume, prices, and therefore gross profits during this period. We have responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we have seen in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We began to see improvement in both industry activity as well as our own results in late 2003 and in the first quarter of 2004, as discussed further under "Results of Operations" below.

        In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. We currently have 43 operating units. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to have fewer units with significantly decreased operating results or losses in 2004 than we had in 2003. During the first quarter of 2004 we had four units that experienced operating losses which, for three of the units, were nominal. These units generally improved their results toward the end of the quarter.

        With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth of the late 90s, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction have been particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, is now at a nominal level. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. Further, our surety relationships, while generally strong in the past, have improved. We have generated positive free cash flow in twelve of the last sixteen quarters, and will continue our emphasis in this area. However, we expect that we will have to devote noticeably fewer management and organizational resources to debt and capital structure matters in 2004 than we have in recent years.

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

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third party actuary reviews these estimates annually. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended March 31,
	2003		2004
Revenues	$179,664	100.0%	$193,223	100.0%
Cost of services	152,585	84.9%	163,017	84.4%

Gross profit	27,079	15.1%	30,206	15.6%
Selling, general and administrative expenses	30,483	17.0%	27,188	14.1%
Restructuring charges	1,162	0.6%	—	—

Operating income (loss)	(4,566)	(2.5)%	3,018	1.6%
Interest expense, net	(542)	(0.3)%	(497)	(0.3)%
Write-off of debt costs	(823)	(0.5)%	—	—
Other expense	(249)	(0.1)%	(659)	(0.3)%

Income (loss) before income taxes	(6,180)	(3.4)%	1,862	1.0%
Income tax expense (benefit)	(2,049)		819

Income (loss) from continuing operations	(4,131)	(2.3)%	1,043	0.5%
Discontinued operations—
Operating results, net of tax	227		—
Estimated loss on disposition, including tax	(912)		—

Net income (loss)	$(4,816)		$1,043

Table 2—Supplemental Disclosure—Operating Income of Ongoing Operations Excluding Certain Items

        The following table presents operating income excluding operations we have sold or shut down that did not qualify for presentation as discontinued operations under generally accepted accounting principles in our historical income statement. This table also excludes from operating income restructuring charges and goodwill impairment charges in 2003.

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

	2003
	Q1%		O2%		Q3%		Q4%		Total	%
Revenues	$179,664		$199,339		$208,269		$197,704		$784,976
Divested units not reflected in discontinued operations	(4,037)		—		(4)		—		(4,041)

Revenues from ongoing operations	175,627	100.0%	199,339	100.0%	208,265	100.0%	197,704	100.0%	780,935	100.0%

Cost of services	152,585		165,203		173,191		167,448		658,427
Divested units not reflected in discontinued operations	(4,021)		(16)		(9)		—		(4,046)

Cost of services from ongoing operations	148,564	84.6%	165,187	82.9%	173,182	83.2%	167,448	84.7%	654,381	83.8%

Gross profit from ongoing operations	27,063	15.4%	34,152	17.1%	35,083	16.8%	30,256	15.3%	126,554	16.2%

Selling, general and administrative expenses	30,483		28,948		27,926		27,185		114,542
Divested units not reflected in discontinued operations	(723)		(20)		(11)		—		(754)

Selling, general and administrative expenses from ongoing operations	29,760	16.9%	28,928	14.5%	27,915	13.4%	27,185	13.8%	113,788	14.6%

Operating income from ongoing operations excluding goodwill impairment and restructuring charges	$(2,697)	(1.5)%	$5,224	2.6%	$7,168	3.4%	$3,071	1.6%	$12,766	1.6%

Income (loss) from continuing operations (after tax)	$(4,131)		$2,478		$2,676		$(2,047)		$(1,024)
Divested units not reflected in discontinued operations (after tax)	460		23		9		—		492
Restructuring charges (after tax)	755		723		617		—		2,095
Goodwill impairment (after tax)	—		—		—		2,460		2,460
Writeoff of debt costs and discount (after tax)	535		—		—		1,713		2,248

Income from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(2,381)	(1.4)%	$3,224	1.6%	$3,302	1.6%	$2,126	1.1%	$6,271	0.8%
Diluted earnings per share—income from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(0.07)		$0.08		$0.09		$0.05		$0.16

	2004
	Q1%
Revenues	$193,223
Divested units not reflected in discontinued operations	—

Revenues from ongoing operations	193,223	100.0%

Cost of services	163,017
Divested units not reflected in discontinued operations	—

Cost of services from ongoing operations	163,017	84.4%

Gross profit from ongoing operations	30,206	15.6%

Selling, general and administrative expenses	27,188
Divested units not reflected in discontinued operations	—

Selling, general and administrative expenses from ongoing operations	27,188	14.1%

Operating income from ongoing operations excluding goodwill impairment and restructuring charges	$3,018	1.6%

Income (loss) from continuing operations (after tax)	$1,043
Divested units not reflected in discontinued operations (after tax)	—
Restructuring charges (after tax)	—
Writeoff of debt costs (after tax)	—

Income from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$1,043	0.5%
Diluted earnings per share—income from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$0.03

        Revenues—Revenues increased $13.6 million, or 7.5%, to $193.2 million for the first quarter of 2004 compared to the same period in 2003. Excluding operations that were sold in 2003 and not reflected in discontinued operations, revenues increased 10.0% at ongoing operations. The gain in revenues stemmed primarily from our improving performance in the multi-family sector, which is currently very active, and from increased activity at our Washington DC and Orlando operations.

        We also saw modest year-over-year revenue increases at our ongoing operations in the third and fourth quarters of 2003, following the three-year period of industry activity declines noted previously. We continue to see signs that activity levels in our industry may increase in 2004 as compared to the levels of the last three years. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, and anecdotal indications of renewed project consideration. In addition, we and other industry participants believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment, in response to the more difficult economy. We and other industry participants believe this trend will not continue indefinitely due to the fundamental operating needs of the equipment, but it is not clear when maintenance and replacement activity might increase. While we believe these trends and expectations are positive, there can be no assurance that industry activity levels will actually increase over the coming year. In view of the challenging economic environment and price competition affecting our industry, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize further decreases in revenue and lower operating margins.

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

        Backlog associated with continuing operations as of March 31, 2004 was $473.2 million, a 17.2% increase from December 31, 2003 backlog of $403.9 million, and a 2.8% increase from comparable March 31, 2003 backlog of $460.1 million.

        Gross Profit—Gross profit increased $3.1 million, or 11.5%, to $30.2 million for the first quarter of 2004 compared to the same period in 2003. As a percentage of revenues, historical gross profit for the first quarter of 2004 was 15.6%, up from 15.1% in the first quarter of 2003, and 15.4% for the same period at ongoing operations. This increase in gross profit percentage was driven primarily by significantly improved performance at our multi-family operations, better self insurance experience, and improvement in our Salt Lake City operations, offset to a lesser degree by some margin erosion in our San Diego operations and by reduced activity levels at our Syracuse operations following a strong 2003 in that market.

        While our gross profit percentage increased in the first quarter, we see some factors that may put pressure on our gross profit percentage in upcoming periods. We would note that gross profit indications in our backlog are down somewhat from yearend. We believe there is a seasonal element in this decline as more larger projects book early in the year, and larger projects tend to have lower gross margins. However, we also believe these lower gross profit indications in backlog may also relate to ongoing, elevated price competition as many competitors may continue to price aggressively until they conclude improved conditions in our industry are more than temporary. Finally we would also note that like many other industries, ours has seen substantial price increases for and shortages of metal commodities such as steel, iron, and copper. We believe we have adequate reserves for all projects on which increased metal commodity prices may reduce our expected gross profit. We are also addressing metal commodity price escalation in all new project contracts. We continue to see generally positive activity trends in our industry, but based on these factors, we remain cautious about gross profit percentage going forward in 2004.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $3.3 million, or 10.8%, to $27.2 million for the first quarter of 2004 compared to the same period in 2003. As a percentage of revenues, SG&A decreased from 17.0% in the first quarter of 2003 to 14.1% in the first quarter of 2004, and posted a similar decrease at ongoing operations. The decrease in SG&A primarily resulted from the following: (a) a broad-based cost reduction initiative that we undertook beginning in the second quarter of 2003; (b) consolidation of certain operating units, particularly in San Diego; and (c) the sale or closure of certain units that did not qualify for discontinued operations presentation.

        Restructuring Charges—During the first quarter of 2003, we recorded restructuring charges of approximately $1.2 million pre-tax. These charges included approximately $0.8 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 26 employees, all of whom had left the Company by March 31, 2003. The restructuring charges for this period also included approximately $0.4 million for remaining lease obligations recorded in connection with the actions described above.

        Interest Expense, Net—Interest expense, net for the three months ended March 31, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended March 31,
	2003	2004
Interest expense on borrowings and unused commitment fees	$324	$225
Letter of credit fees	91	207
Amortization of deferred debt arrangement costs	381	96
Mark-to-market adjustments on derivatives	(246)	—
Interest income	(8)	(31)

Total	$542	$497

        Other Expense—Other expense was $0.7 million for the first quarter of 2004 and $0.2 million for the first quarter of 2003. First quarter 2004 includes a loss of $0.7 million related to mark-to-market adjustments on the warrant and put obligation. First quarter 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations.

        Write-off of Debt Costs—First quarter 2003 reflects a non-cash charge of $0.8 million for deferred debt costs that were associated with previously higher levels of capacity under our previous credit facility.

        Income Tax Expense (Benefit)—Our effective tax rates associated with results from continuing operations for the first quarter of 2003 and 2004, respectively, were 33.2% and 44.0% respectively. Our effective rate is generally higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established against certain deferred tax assets based on the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses on our effective rate is magnified. We currently expect our 2004 effective rate to be in the mid-40% range.

        Discontinued Operations—Individual Sales of Operating Companies—During the fourth quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating results, net of tax." As a result of the sale of this unit, we recorded a loss of $1.5 million, net of tax benefit, in discontinued operations under "Estimated loss on disposition, including tax." The loss resulted from the non-cash write-off of nondeductible goodwill.

        During the third quarter of 2003, we committed to a plan to divest of a small operating company. This unit's after-tax income of less than $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating results, net of tax." As a result of the decision in the third quarter of 2003 to sell this unit, we recorded an estimated loss of $2.8 million, including taxes, related to this planned disposition in "Estimated loss on disposition, including tax" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The estimated loss resulted from the non-cash write-off of nondeductible goodwill.

        During the second quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.1 million for the quarter ended March 31, 2003 has been reported in discontinued operations under "Operating results, net of tax." As a result of the decision in the first quarter of 2003 to sell this unit, we recorded an estimated loss in the first quarter of 2003 of $0.9 million, including taxes, related to this transaction in "Estimated loss on disposition, including tax." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash write-off of nondeductible goodwill.

        Discontinued Operations—Sale of Companies to Emcor—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. We realized an aggregate loss of $11.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

        Outlook—As noted earlier in this review, while we see signs that industry activity levels may increase in 2004, our primary emphasis for the upcoming year is on margin improvement rather than revenue growth. Our ongoing margin improvement efforts include a focus on reducing the number of our units with significantly decreased operating results or losses in 2004 as compared to 2003, and intensified project and service performance training at the unit level. Also as noted above, following the difficult operating conditions of the last three years, our ongoing operations posted year-over-year revenue increases in the third and fourth quarters of 2003 along with an essentially flat operating income comparison in the third quarter and an increase in the fourth quarter. Our first quarter results also showed respectable gains. Based on these efforts and developments, and on our expectation that industry and economic conditions will improve in 2004, we believe that our 2004 results will be significantly better than our 2003 results, although there can be no assurance that we will achieve this outcome.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,343)	$(4,733)
Investing activities	$(1,084)	$(255)
Financing activities	$8,652	$(29)
Free cash flow:
Cash used in operating activities	$(2,343)	$(4,733)
Taxes paid related to the sale of businesses	10,371	—
Purchases of property and equipment	(1,087)	(1,317)
Proceeds from sales of property and equipment	79	129

Free cash flow	$7,020	$(5,921)

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

        Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year. Accordingly, we believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one-year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating the Company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles.

        For the three months ended March 31, 2004, we had negative free cash flow of $5.9 million following very strong fourth quarter 2003 cash flow, as compared to positive free cash flow of $7.0 million during the first quarter of 2003. This decrease resulted from the requirement of $8.4 million in working capital primarily relating to early buying of metal commodities for projects due to volatile conditions in the markets for these materials, and funding of year end compensation accruals. This compares to a recovery of $6.2 million of working capital from our operations in the first quarter of 2003 following comparatively low cash flow in the fourth quarter of 2002.

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

        The Facility also includes a three-year $40 million revolving credit facility (the "Revolving Loan") available for borrowings or letters of credit. Letters of credit are discussed at greater length below under Off-Balance Sheet Arrangements and Other Commitments. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. We have already satisfied this condition for 2004.

        Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of March 31, 2004 was $77 million. We expect that our borrowing base will continue to exceed the $50 million stated limit of the Facility by significant amounts.

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

	As of March 31, 2004	As of April 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	10,000	9,500
Other debt	382	380

Total debt	$10,382	$9,880

Letters of credit	$20,499	$20,387
Available Capacity
Unused revolving loan and letter of credit capacity based on revolving loan face value of $40 million	$19,501	$19,613
Unused revolving loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$19,501	n/a

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarterend. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility also stipulates EBITDA for the first three quarters of 2003 as follows: ($2.8) million for the first quarter; $5.7 million for the second quarter; and $8.0 million for the third quarter. The Facility's principal financial covenants include:

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of March 31, 2004 as measured under this covenant was 6.21.

          Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of March 31, 2004 as measured under this covenant was $98.7 million, as compared to a covenant requirement of $78.0 million.

          Debt to EBITDA—The Facility requires that our ratio of debt to EBITDA not exceed 2.0. Our debt-to-EBITDA ratio as of March 31, 2004 as measured under this covenant was 0.46.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during the three months ended March 31, 2004 were $1.3 million.

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

        The following recaps the future maturities of our debt along with other contractual obligations. Debt maturities in this recap are based on amounts outstanding as of April 29, 2004 while operating lease maturities are based on amounts outstanding as of March 31, 2004 (in thousands):

	Twelve Months Ended March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Revolving loan	$—	$—	$—	$—	$—	$—	$—
Term loan	1,500	2,000	2,000	2,000	2,000	—	9,500
Other debt	91	65	58	58	58	50	380

Total debt	$1,591	$2,065	$2,058	$2,058	$2,058	$50	$9,880

Operating lease obligations	$8,103	$7,052	$5,514	$4,759	$4,836	$11,742	$42,006

        As of March 31, 2004 we also have $20.5 million of letter of credit commitments. While these commitments all expire in 2004, we expect the majority of them, primarily those supporting our property and casualty insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work. In addition, Other Long-Term Liabilities on our balance sheet include $3.1 million associated with a warrant and put obligation. This amount substantially reflects the value of the warrant portion of the obligation that can be converted into equity by the holder. Because this conversion would not require a cash disbursement, we have not included this obligation in the table of commitments above.

        Outlook—We have generated positive net free cash flow in twelve of the last sixteen quarters in challenging economic and industry conditions, and we currently have a relatively low level of debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 defines a variable interest entity as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 requires an investing entity to consolidate a variable interest entity if that investing entity will absorb a majority of the variable interest entity's expected losses if they occur, receive a majority of the variable interest entity's expected residual returns if they occur, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the pronouncement were initially to be effective for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed the effective date of FIN 46 on these entities to the first period ending after March 15, 2004. We determined that we do not have any variable interest entities.

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

ITEM 4. Controls and Procedures

        The Company's executive management is responsible for insuring the effectiveness of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal year. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

COMFORT SYSTEMS USA, INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to litigation in the ordinary course of business. The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of these actions in the accompanying consolidated financial statements. The Company has one project-related claim that was subject to binding arbitration proceedings in the first half of 2004. The Company expects a final decision on this matter during the second quarter of 2004. With respect to this claim, and as with all such matters, the Company has accruals that reflect its judgment of the outcome. Because of this, in management's opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

Item 2. Recent Sales of Unregistered Securities

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Amendment to the Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan dated March 31, 2004.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of J. Gordon Beittenmiller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of J. Gordon Beittenmiller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

              (i)  The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 1, 2004. Under Item 7 of that report the Company announced that on February 27, 2004, the Company issued a press release, reporting Comfort's financial results for the fourth quarter of 2003 and for the year 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
May 3, 2004	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
May 3, 2004	By:	/s/ J. GORDON BEITTENMILLER J. Gordon Beittenmiller Executive Vice President, Chief Financial Officer and Director