Form 10-Q
period 2004-06-30
COMFORT SYSTEMS USA INC
filed 2004-08-02
CIK 1035983

Use these links to rapidly review the document
INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 1-13011

COMFORT SYSTEMS USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0526487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        The number of shares outstanding of the issuer's common stock, as of July 29, 2004 was 38,739,648.

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,129	$16,705
Accounts receivable, less allowance for doubtful accounts of $5,010 and $5,375	167,567	166,495
Other receivables	5,171	4,297
Inventories	9,825	10,778
Costs and estimated earnings in excess of billings	16,162	22,271
Prepaid expenses and other	13,675	11,112
Assets related to discontinued operations	973	—

Total current assets	223,502	231,658
PROPERTY AND EQUIPMENT, net	13,223	12,966
GOODWILL, net	103,470	103,470
OTHER NONCURRENT ASSETS	10,915	9,996

Total assets	$351,110	$358,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,594	$2,076
Accounts payable	58,516	57,811
Accrued compensation and benefits	22,664	19,267
Billings in excess of costs and estimated earnings	29,657	29,184
Income taxes payable	—	3,132
Other current liabilities	26,746	28,625
Liabilities related to discontinued operations	122	—

Total current liabilities	139,299	140,095
LONG-TERM DEBT, NET OF CURRENT MATURITIES	8,809	7,806
OTHER LONG-TERM LIABILITIES	2,342	2,714

Total liabilities	150,450	150,615
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 shares issued	393	393
Treasury stock, at cost, 1,041,864 and 521,765 shares, respectively	(6,305)	(3,138)
Additional paid-in capital	337,605	337,104
Deferred compensation	(540)	(1,608)
Retained earnings (deficit)	(130,493)	(125,276)

Total stockholders' equity	200,660	207,475

Total liabilities and stockholders' equity	$351,110	$358,090

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2003	2004	2003	2004
REVENUES	$198,799	$203,948	$378,068	$396,749
COST OF SERVICES	164,902	170,827	317,179	333,604

Gross profit	33,897	33,121	60,889	63,145
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,762	25,717	59,174	52,772
RESTRUCTURING CHARGES	1,112	—	2,274	—

Operating income (loss)	4,023	7,404	(559)	10,373
OTHER INCOME (EXPENSE):
Interest income	43	12	51	43
Interest expense	(1,095)	(294)	(1,645)	(822)
Write-off of debt costs	—	—	(823)	—
Other	102	396	(147)	(270)

Other income (expense)	(950)	114	(2,564)	(1,049)

INCOME (LOSS) BEFORE INCOME TAXES	3,073	7,518	(3,123)	9,324
INCOME TAX EXPENSE (BENEFIT)	626	3,213	(1,430)	4,009

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,447	4,305	(1,693)	5,315
DISCONTINUED OPERATIONS:
Operating income, net of income tax expense of $84, $4, $225 and $27	126	6	362	39
Estimated loss on disposition, including income tax expense of $0, $235, $231 and $235	—	(137)	(912)	(137)

NET INCOME (LOSS)	$2,573	$4,174	$(2,243)	$5,217

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$0.07	$0.11	$(0.05)	$0.14
Discontinued operations—
Income from operations	—	—	0.01	—
Estimated loss on disposition	—	—	(0.02)	—

Net income (loss)	$0.07	$0.11	$(0.06)	$0.14

Diluted—
Income (loss) from continuing operations	$0.07	$0.10	$(0.05)	$0.13
Discontinued operations—
Income from operations	—	—	0.01	—
Estimated loss on disposition	—	—	(0.02)	—

Net income (loss)	$0.07	$0.10	$(0.06)	$0.13

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,640	38,340	37,631	38,237

Diluted	37,983	39,998	38,804	39,480

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Deferred Compen- sation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	39,258,913	$393	(1,341,419)	$(8,214)	$338,606	$(785)	$(124,914)	$205,086
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)

BALANCE AT DECEMBER 31, 2003	39,258,913	393	(1,041,864)	(6,305)	337,605	(540)	(130,493)	200,660
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	351,349	2,122	(609)	—	—	1,513
Issuance of restricted stock (unaudited)	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock (unaudited)	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation (unaudited)	—	—	—	—	(277)	387	—	110
Other (unaudited)	—	—	—	—	24	—	—	24
Net income (unaudited)	—	—	—	—	—	—	5,217	5,217

BALANCE AT JUNE 30, 2004 (unaudited)	39,258,913	$393	(521,765)	$(3,138)	$337,104	$(1,608)	$(125,276)	$207,475

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss)	$2,573	$4,174	$(2,243)	$5,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Estimated loss on disposition of discontinued operations	—	137	912	137
Restructuring charges	1,112	—	2,274	—
Write-off of debt costs	—	—	823	—
Depreciation expense	1,387	1,165	2,723	2,302
Bad debt expense	661	516	1,468	1,195
Deferred tax expense	834	175	1,213	137
Amortization of debt financing costs	224	100	456	196
Loss (gain) on sale of assets	(41)	(31)	215	(67)
Deferred compensation expense	43	8	35	61
Mark-to-market warrant obligation	154	(340)	(92)	371
Amortization of debt discount	150	—	300	—
Changes in operating assets and liabilities, net of effects of divestitures—
(Increase) decrease in—
Receivables, net	(10,101)	(2,906)	1,463	(175)
Inventories	509	(163)	1,433	(953)
Prepaid expenses and other current assets	607	3,084	938	2,711
Costs and estimated earnings in excess of billings	872	(3,635)	1,755	(6,111)
Other noncurrent assets	(53)	29	168	135
Increase (decrease) in—
Accounts payable and accrued liabilities	10,545	7,762	4,607	2,977
Billings in excess of costs and estimated earnings	4,449	2,318	3,522	(473)
Other, net	(2)	—	(19)	—
Taxes paid related to the sale of businesses	—	—	(10,371)	—

Net cash provided by operating activities	13,923	12,393	11,580	7,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(860)	(900)	(1,947)	(2,217)
Proceeds from sales of property and equipment	32	154	111	283
Proceeds from businesses sold, net of cash sold and transaction costs	(2,674)	177	(2,750)	1,110

Net cash used in investing activities	(3,502)	(569)	(4,586)	(824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving line of credit	(9,213)	—	(107)	—
Payments on other long-term debt	(619)	(532)	(1,003)	(553)
Borrowings of other long-term debt	18	32	18	32
Debt financing costs	(593)	(69)	(677)	(778)
Proceeds from exercise of options	72	331	86	1,032

Net cash used in financing activities	(10,335)	(238)	(1,683)	(267)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86	11,586	5,311	6,569
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	11,329	5,119	6,104	10,136

CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$11,415	$16,705	$11,415	$16,705

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.     Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 56% of the Company's consolidated 2004 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 44% attributable to maintenance, repair and replacement services. The following service activities account for the Company's consolidated 2004 revenues to date: HVAC—75%, plumbing—13%, building automation control systems—6%, and other—6%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

  Cash Flow Information

        Cash paid for interest for continuing and discontinued operations for the six months ended June 30, 2003 and 2004 was approximately $0.9 million and $0.4 million, respectively. Cash paid for income taxes for continuing operations for the six months ended June 30, 2003 and 2004 was approximately $1.3 million and $2.1 million, respectively. Cash paid for income taxes for discontinued operations for the six months ended June 30, 2003 and 2004 was approximately $8.3 million and

$0.1 million, respectively. The cash tax payments for the six months ended June 30, 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

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

        The Company's effective tax rates associated with results from continuing operations for the first six months of 2003 and 2004 were 45.8% and 43.0%, respectively. The Company's effective rate is generally higher than statutory rates because of the effect of certain expenses that the Company incurs that are not deductible for tax purposes, and due to reserves that it has established against certain deferred tax assets based on the possibility that the Company will not be able to ultimately realize the tax benefit for certain losses it has incurred, primarily at the state income tax level. In addition, since the Company's recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses on the effective rate is magnified.

        Income tax expense for the second quarter of 2003 is unusually low. This resulted primarily from the fact that less tax expense was necessary for this period because the Company had taken a conservative position of recording a relatively small tax benefit in the preceding quarter ending March 31, 2003 when it had incurred a loss.

  Stock-Based Compensation

        The Company accounts for its stock-based compensation using the intrinsic value method under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this accounting method, no expense in connection with the Company's stock option plans is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the Company's statement of operations. These effects for the Company are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net Income (Loss) as reported	$2,573	$4,174	$(2,243)	$5,217
Add: Stock-based compensation included in reported net income, net of tax	28	5	23	40
Less: Compensation expense per SFAS No. 123, net of tax	(773)	(492)	(1,474)	(935)

Pro forma Net Income (Loss)	$1,828	$3,687	$(3,694)	$4,322

Net Income (Loss) Per Share—Basic
Net Income (Loss) per share as reported	$0.07	$0.11	$(0.06)	$0.14
Pro forma Net Income (Loss) per share	$0.05	$0.10	$(0.10)	$0.11
Net Income (Loss) Per Share—Diluted
Net Income (Loss) per share as reported	$0.07	$0.10	$(0.06)	$0.13
Pro forma Net Income (Loss) per share	$0.05	$0.08	$(0.10)	$0.11

        Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2004
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	62.08%	61.54%
Risk-free interest rate	2.94%-3.64%	4.38%
Expected life of options	7 years	7 years

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.     Discontinued Operations

        Individual Sales of Operating Companies—During the second quarter of 2004, the Company sold a small operating company. This unit's after-tax income of less than $0.1 million for each of the first six months of 2003 and 2004 has been reported in discontinued operations under "Operating income, net of income tax expense". The Company recorded a loss on the sale of this unit of $0.5 million, including taxes, in the second quarter of 2004 in discontinued operations under "Estimated loss on disposition, including income tax expense". The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the fourth quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.2 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." The Company recorded a loss of $1.5 million, net of tax benefit, in the fourth quarter of 2003 in discontinued operations under

"Estimated loss on disposition, including income tax expense." The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the third quarter of 2003, the Company committed to a plan to divest of a small operating company. This unit's after-tax income of $0.1 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." The Company recorded an estimated loss of $2.8 million, including taxes, in the third quarter of 2003 related to this planned disposition in discontinued operations under "Estimated loss on disposition, including income tax expense" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the first quarter of 2003, the Company committed to a plan to divest of a small operating company. This unit's after-tax income of $0.1 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." The Company recorded an estimated loss of $0.9 million, including tax expense, in the first quarter of 2003 related to this transaction in discontinued operations under "Estimated loss on disposition, including income tax expense." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        Assets and liabilities related to the operation sold in the second quarter of 2004 were as follows (in thousands):

December 31, 2003
Cash	$7
Accounts receivable, net	372
Other current assets	22
Property and equipment, net	8
Goodwill, net	564

Total assets	$973

Accounts payable	$50
Other current liabilities	72

Total liabilities	$122

        Revenues and pre-tax income related to the operations discontinued in 2003 and 2004 were as follows (in thousands):

	Six Months Ended June 30,
	2003	2004
Revenues	$8,782	$684
Pre-tax income	$587	$66

        Sale of Companies to Emcor—On March 1, 2002, the Company sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. The Company realized an aggregate loss of $11.5 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

        In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including income tax expense" in connection with the Emcor transaction. This charge primarily relates to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. During May 2003, the Company paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also included the use of $2.5 million of the $5 million escrow described above to fund settled claims. The Company further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow during September 2003 and an additional $0.2 million was paid from escrow during May 2004. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than were estimated when the transaction originally closed in the first quarter of 2002.

        There are ongoing open matters relating to this transaction that the Company continues to address with Emcor. The Company does not believe these open matters, either individually or in the aggregate, will have a material effect on the Company's financial position when ultimately resolved. The Company maintains reserves for these matters, net of amounts receivable from escrow that it believes will ultimately be applied in settling these matters. During the second quarter of 2004, the Company concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. This amount was reflected in discontinued operations in the second quarter of 2004 as a reduction in the estimated loss on disposition of discontinued operations.

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

        The Company also recorded restructuring charges in 2000 and 2002. As of December 31, 2003 and June 30, 2004, accrued lease termination costs of $0.6 million and $0.4 million, respectively, remain that were associated with the restructuring charges recorded during 2000 and 2002.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2003 and June 30, 2004 (in thousands):

	Balance at Beginning of Period	Additions	Payments	Balance at End of Period
Year Ended December 31, 2003:
Severance	$—	$1,506	$(1,506)	$—
Lease termination costs and other	1,000	1,716	(971)	1,745

Total	$1,000	$3,222	$(2,477)	$1,745

Six Months Ended June 30, 2004:
Lease termination costs and other	$1,745	$—	$(677)	$1,068

5.     Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2003	June 30, 2004
Revolving credit facility	$—	$—
Term loan	10,000	9,500
Other	403	382

Total debt	10,403	9,882
Less—current maturities	(1,594)	(2,076)

Total long-term portion of debt	$8,809	$7,806

  Credit Facility

        On December 31, 2003, the Company entered into a senior credit facility (the "Facility") provided by a syndicate of banks. As of June 30, 2004 the total of the Facility was $54.5 million, with $30.1 million in borrowings and letters of credit outstanding, and $24.4 million credit available. As of July 29, 2004, the total of the Facility was $54 million, with $29.6 million in borrowings and letters of credit outstanding, and $24.4 million of credit available. The Facility consists of two parts: a term loan and a revolving credit facility.

        The original term loan under the Facility (the "Term Loan") was $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in installments of $0.5 million payable at the beginning of each quarter over five years, the first installment of which was paid in the second quarter of 2004. The Facility requires prepayments of the Term Loan in certain circumstances generally involving the sale of assets. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

        The Facility also included a three-year $40 million revolving credit facility (the "Revolving Loan") available for borrowings or letters of credit. This was increased to $45 million in the second quarter of 2004. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. The Company has already satisfied this condition for 2004.

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

        The Company's borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of June 30, 2004 was $86.3 million. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

        The Company's borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarterend. While the Facility's financial covenants do not specifically govern capacity under the Facility, if the Company's debt level under the Facility at a quarterend covenant compliance measurement date caused the Company to violate the Facility's debt-to-EBITDA covenant (described in more detail below) the Company's borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of June 30, 2004	As of July 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	9,500	9,000
Other non-Facility debt	382	380

Total debt	$9,882	$9,380

Letters of credit	$20,581	$20,581
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$24,419	$24,419
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$24,419	n/a

        If the Company voluntarily terminates the Facility in full before December 31, 2004, it would owe the Facility's lenders a termination fee of $0.5 million. The Company may voluntarily terminate the Facility in full on or after December 31, 2004 without a termination fee. Short of a full termination, the Company may not reduce the Revolving Loan commitment within the Facility prior to December 31, 2004. During the second year of the Facility, the Company may voluntarily reduce the Revolving Loan commitment by as much as $5 million. During the third year of the Facility, the Company may voluntarily reduce the Revolving Loan commitment by as much as $10 million, less any reductions it made prior to the third year of the Facility.

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

        A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations and for the payment of the Company's vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of June 30, 2004, the amount of these assets was approximately $43.9 million.

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

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of June 30, 2004 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	1.75%
Citibank, N.A. Prime Rate	4.00%
Eurodollar Rate Option
One-month LIBOR	1.37%
Six-month LIBOR	1.94%
	Debt to EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest Margin Added Under:
Term Loan—
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan—
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.875%	2.25%	2.625%

        The Facility provides that the interest rate margins and fees associated with a ratio of debt to EBITDA of 0.75 to 1.50 were to be in effect through June 30, 2004 regardless of the Company's actual debt to EBITDA ratio during that time.

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

        The weighted average interest rate that the Company has paid on borrowings under the Facility during 2004 is 5.4% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as a transaction in which the interest rate relating to $10 million in principal value of debt was fixed at 5.12% through early July, 2004. These rates do not include amortization of debt financing and arrangement costs or mark-to-market adjustments for derivatives. Following the expiration in early July, 2004 of the fixed interest commitment referred to above, the Company estimates that its weighted average interest rate, now entirely on a floating basis, is currently approximately 4.2%.

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

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of June 30, 2004 as measured under this covenant was 7.77 as compared to a minimum covenant requirement of 2.50.

          Tangible Net Worth—The Facility requires that the Company's tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of June 30, 2004 as measured under this covenant was $104.0 million, as compared to a covenant minimum of $81.7 million.

          Debt to EBITDA—The Facility requires that the Company's ratio of debt to EBITDA not exceed 2.0. The Company's debt-to-EBITDA ratio as of June 30, 2004 as measured under this covenant was 0.39.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company's capital expenditures during the six months ended June 30, 2004 were $2.2 million.

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

  Interest Expense and Related Charges

        The credit facility that preceded the Company's current one was in place from October, 2002 to December, 2003. Interest expense for the three months and six months ended June 30, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Interest expense on borrowings and unused commitment fees	$453	$192	$776	$417
Letter of credit fees	114	2	205	209
Amortization of deferred debt arrangement costs and discount	374	100	756	196
Mark-to-market adjustments on derivatives	154	—	(92)	—

Total	$1,095	$294	$1,645	$822

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

        The Company has previously noted that it had a project-related claim for which a binding arbitration verdict was expected in the second quarter of 2004. The Company received this verdict during the second quarter. The amount of the verdict was not materially different than the reserves the Company had established for this matter.

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

  Self-Insurance

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third-party actuary reviews these estimates semi-annually.

7.     Stockholders' Equity

  Restricted Stock Grants

        The Company awarded 225,000 shares of restricted stock to five members of senior management on June 8, 2004 under its 2000 Equity Incentive Plan. The shares are subject to forfeiture if the Company does not meet certain performance levels for the twelve-month period ending June 30, 2005 or if the grantees leave voluntarily or are terminated for cause. Such forfeiture provisions lapse upon achievement of the performance levels, and pro rata over a four-year period that started on the date of grant.

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

        The Company awarded 75,000 shares of restricted stock to its President on November 1, 2002 under the same terms as the Chief Executive Officer's grant of restricted shares. The President resigned from the Company in April 2004 and thus forfeited 56,250 shares of this restricted stock award.

        Compensation expense relating to the grants is charged to earnings over the respective four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation at that time. This value, and the related compensation expense, is adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions are in effect. Once the performance conditions are met, the value of the award is fixed based on the market price of the Company's stock at that time, and is charged to earnings over the remaining three-year period during which remaining forfeiture provisions lapse. Following the resignation of the Company's former President in April 2004, no further compensation expense in connection with his restricted stock award is being charged to earnings.

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

        This warrant included additional put rights when it was originally issued at the outset of the Company's previous credit facility. These additional put rights were waived when this credit facility was terminated in December 2003. The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company's obligations under the previous credit facility, and as an obligation in long-term liabilities. With the termination of this credit facility, the discount reflected against debt under the facility was written off and included in "Write-off of debt costs and discount, net" in the Company's consolidated statement of operations. Due to the modification to the warrant and put agreement restricting the holder's ability to exercise the put provision, the Company recognized a $1.3 million gain in December 2003 associated with the reduction in the value of the warrant and put obligation. This gain was also included in the "Write-off of debt costs and discount, net" caption. However, because the warrant and put remain outstanding, their remaining value continues to be reflected in long-term liabilities.

        The value of this warrant and put will change over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualify as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period will be included in the Company's statement of operations for that period and in the Company's long-term liabilities, even though the warrant and put may not have been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the six months ended June 30, 2003, these adjustments were a gain of $0.1 million, and were included in interest expense because the warrant and put related to the Company's previous credit facility. Because the warrant and put do not relate to the Company's current credit facility, mark-to-market adjustments during the six months ended June 30, 2004, which were losses of $0.4 million, are reflected as other income (expense) in the Company's statement of operations.

        The table below provides an indication of the potential effect on the valuation of this derivative that might result from changes in the market price for the Company's stock. In this table, the value of the warrant has been calculated based upon the stock price being $1 lower and $1 higher than the Company's closing stock price at June 30, 2004 (value of warrant and put obligation in thousands).

Stock Price	Value of Warrant and Put Obligation
$5.39	$2,305
$6.39(a)	$2,714
$7.39	$3,123

(a)
This was the Company's closing stock price on June 30, 2004.

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

        Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of June 30, 2004, there were 1,093,599 shares of Restricted Voting Common Stock remaining.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

        Options to purchase 0.9 million shares of the Company's common stock ("Common Stock") at prices ranging from $7.625 to $21.438 per share were outstanding for the three months ended June 30, 2004 and from $7.00 to $21.438 per share were outstanding for the six months ended June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock. Options to purchase 4.8 million shares of Common Stock at prices ranging from $2.875 to $21.438 per share were outstanding for the three months ended June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Stock.

        Options to purchase $6.2 million shares of Common Stock at prices ranging from $1.90 to $21.438 per share were outstanding for the six months ended June 30, 2003, but were not included in the computation of diluted EPS because the Company reported a loss from continuing operations during this period. Under the calculations normally required by generally accepted accounting principles for determining EPS, including the effect of these options when the Company reports a loss would increase diluted EPS, or have an "anti-dilutive" effect. When this situation occurs, generally accepted accounting principles require that such options or other common stock equivalents be excluded from the determination of diluted EPS. Accordingly, they were excluded for the six months ended June 30, 2003. The Company would have included 103,949 shares related to the dilutive impact of stock options for the six months ended June 30, 2003 if it were not for the loss from continuing operations during the period.

        The following table summarizes information regarding the Company's outstanding stock options as of June 30, 2003 and 2004:

	Number of Options Outstanding
Exercise Price	June 30, 2003	June 30, 2004
$1.90	967,000	710,250
$2.14	10,000	10,000
$2.19	10,000	10,000
$2.25	334,625	232,500
$2.34	52,000	500
$2.36	50,000	50,000
$2.43	10,000	10,000
$2.875	1,607,183	1,067,485
$3.39	110,000	15,000
$3.8125	500,000	500,000
$3.86	79,000	79,000
$4.18	—	102,500
$4.24	20,000	15,000
$4.77	40,000	40,000
$6.00	193,500	153,000
$6.75	10,000	5,000
$7.00	—	50,000
$7.625	37,700	34,700
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	2,193,000	844,059

	6,224,008	3,928,994

        As noted above, the Company issued a warrant to purchase 409,051 shares of Company common stock along with related put rights for nominal consideration. The dilutive impact of this warrant is computed assuming the issuance of shares equal to the value of the warrant obligation at the end of the reporting period, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. The put and warrant obligation had an anti-dilutive effect for the three months ended June 30, 2003 and for the six months ended June 30, 2004, but a dilutive effect for the six months ended June 30, 2003 and for the three months ended June 30, 2004.

        The following tables reconcile the income (loss) from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Income (loss) from continuing operations used in computing earnings per share—basic	$2,447	$4,305	$(1,693)	$5,315
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	(340)	(92)	—

Income (loss) from continuing operations used in computing earnings per share—diluted	$2,447	$3,965	$(1,785)	$5,315

Net income (loss) used in computing earnings per share—basic	$2,573	$4,174	$(2,243)	$5,217
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	(340)	(92)	—

Net income (loss) used in computing earnings per share—diluted	$2,573	$3,834	$(2,335)	$5,217

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Common shares outstanding, end of period(a)	37,691	38,412	37,691	38,412
Effect of using weighted average common shares outstanding	(51)	(72)	(60)	(175)

Shares used in computing earnings per share—basic	37,640	38,340	37,631	38,237
Effect of shares issuable under stock option plans based on the treasury stock method	118	1,078	—	1,051
Effect of shares issuable related to warrants	—	409	1,173	—
Effect of contingently issuable restricted shares	225	171	—	192

Shares used in computing earnings per share—diluted	37,983	39,998	38,804	39,480

(a)
Excludes 225,000 and 325,000 shares of unvested contingently issuable restricted stock outstanding as of June 30, 2003 and 2004, respectively (see "Restricted Stock Grants" above).

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

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed-price project work. We also perform some project work on a cost-plus or a time-and-materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin. These margins are typically less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time-and-materials work.

        As of June 30, 2004, we had 4,276 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $234,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of June 30, 2004, we had two projects in process with a contract price of between $15 and $20 million, five projects between $10 million and $15 million, nine projects between $5 million and $10 million, and 159 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $503.9 million of aggregate contract value as of June 30, 2004, out of a total contract value for all projects in progress of $998.7 million. Generally, projects closer in size to $1 million will be completed in a year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 20% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

  Profile and Management of Our Operations

        Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were "tuck-in" operations that were integrated upon acquisition with existing operations. Since December 1999, we have not acquired any additional companies. Further, since that time, we have sold or ceased operations at 35 companies. We have consolidated another 14 companies into other operations, such that today we have 44 operating units.

        Beginning in the fourth quarter of 1999, we shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. Significantly, on March 1, 2002, we sold 19 operations to Emcor Group, Inc. for $186.25 million, including Emcor's assumption of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. We used the proceeds from this sale to reduce debt. We recognized a loss, including taxes, of $11.5 million and a goodwill impairment charge prior to the sale of $32.4 million, net of taxes, related to the sold operations. For a further discussion of this sale, see Note 3, "Discontinued Operations," in the notes to the historical consolidated Financial Statements.

        We manage our operations based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work.

        Most of the HVAC equipment we install is provided by four large manufacturers. We regularly seek the views of these manufacturers about trends in the commercial HVAC sector. We also evaluate HVAC equipment shipment statistics reported monthly by the Air Conditioning and Refrigeration Institute, which is the principal industry organization of HVAC equipment manufacturers. We believe that many owners of installed HVAC equipment have deferred maintenance and replacement activity during the very challenging economic conditions of the last several years. We also believe that this trend will not continue indefinitely due to the fundamental mechanical nature of the equipment. The large HVAC manufacturers have each made public statements supporting this view. However, there can be no assurance of whether or when we might actually experience increased demand for HVAC service and replacement.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the Federal Government, declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This was a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we experienced decreasing volume, prices, and therefore gross profits during this period. We responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we saw in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We began to see improvement in both industry activity as well as our own results in late 2003 and in the first half of 2004, as discussed further under "Results of Operations" below.

        In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. We currently have 44 operating units. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to have fewer units with significantly decreased operating results or losses in 2004 than we had in 2003. During the first half of

2004 we had three units that experienced operating losses which, for two of the units, were nominal. We expect these units to return to profitability in the second half of the year.

        With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to 1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction have been particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, is now at zero. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. Further, we believe our relationship with our surety provider, which has been effective over recent years, continues to improve in light of our strong recent results and financial position. We have generated positive free cash flow in thirteen of the last seventeen quarters, and will continue our emphasis in this area. However, we expect that we will have to devote noticeably fewer management and organizational resources to debt and capital structure matters in 2004 than we have in recent years.

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

        There has been substantial cost inflation in the first half of 2004 in certain commodities that are used in construction activity, including steel, iron, copper, lumber and poly-vinyl chloride ("PVC") pipe. We estimate that direct purchase of these commodities, principally steel, iron and copper, comprises between 10% and 15% of our average project cost. As noted below in "Results of Operations," for some of the projects we performed in the first half of 2004 as well as for some projects currently in process or still to be performed, the actual cost of certain commodities necessary for these projects was or will be significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity cost inflation became apparent. We began taking steps early in 2004 to reduce future commodity cost exposure, such as early buying of commodities at acceptable prices for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts. Based on our project experience so far as well as the mitigating steps we have taken, we believe the negative effect of commodity cost inflation specific to our activity will only have a modest impact on our 2004 results. More broadly, it is possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen an identifiable negative effect of commodity costs on activity in our industry.

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

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. A third party actuary reviews these estimates semi-annually. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
Revenues	$198,799	100.0%	$203,948	100.0%	$378,068	100.0%	$396,749	100.0%
Cost of services	164,902	82.9%	170,827	83.8%	317,179	83.9%	333,604	84.1%

Gross profit	33,897	17.1%	33,121	16.2%	60,889	16.1%	63,145	15.9%
Selling, general and administrative expenses	28,762	14.5%	25,717	12.6%	59,174	15.7%	52,772	13.3%
Restructuring charges	1,112	0.6%	—	—	2,274	0.6%	—

Operating income (loss)	4,023	2.0%	7,404	3.6%	(559)	(0.1)%	10,373	2.6%
Interest expense, net	(1,052)	(0.5)%	(282)	(0.1)%	(1,594)	(0.4)%	(779)	(0.2)%
Write-off of debt costs	—	—	—	—	(823)	(0.2)%	—	—
Other expense (income)	102	0.1%	396	0.2%	(147)	—	(270)	(0.1)%

Income (loss) before income taxes	3,073	1.5%	7,518	3.7%	(3,123)	(0.8)%	9,324	2.4%
Income tax expense (benefit)	626		3,213		(1,430)		4,009

Income (loss) from continuing operations	2,447	1.2%	4,305	2.1%	(1,693)	(0.4)%	5,315	1.3%
Discontinued operations—
Operating results, net of tax	126		6		362		39
Estimated loss on disposition, including tax	—		(137)		(912)		(137)

Net income (loss)	$2,573		$4,174		$(2,243)		$5,217

Table 2—Supplemental Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

        The following table presents operating income excluding operations we have sold or shut down that did not qualify for presentation as discontinued operations under generally accepted accounting principles in our historical income statement. This table also excludes from operating income restructuring charges and goodwill impairment charges in 2003.

        We have included this table because we believe it offers an additional view of the core results of our ongoing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating income is not in accordance with generally accepted accounting principles, and should not be considered an alternative to operating income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, while this table excludes restructuring charges, we have recorded them in each of the previous three years. In addition, impairment charges under the recently changed goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses' markets and operations.

	2003
	Q1%		O2%		Q3%		Q4%		Total	%
Revenues	$179,269		$198,799		$207,740		$197,363		$783,171
Divested units not reflected in discontinued operations	(4,037)		—		(4)		—		(4,041)

Revenues from ongoing operations	175,232	100.0%	198,799	100.0%	207,736	100.0%	197,363	100.0%	779,130	100.0%

Cost of services	152,277		164,902		172,900		167,246		657,325
Divested units not reflected in discontinued operations	(4,021)		(16)		(9)		—		(4,046)

Cost of services from ongoing operations	148,256	84.6%	164,886	82.9%	172,891	83.2%	167,246	84.7%	653,279	83.8%

Gross profit from ongoing operations	26,976	15.4%	33,913	17.1%	34,845	16.8%	30,117	15.3%	125,851	16.2%

Selling, general and administrative expenses	30,412		28,762		27,825		27,031		114,030
Divested units not reflected in discontinued operations	(723)		(20)		(11)		—		(754)

Selling, general and administrative expenses from ongoing operations	29,689	16.9%	28,742	14.5%	27,814	13.4%	27,031	13.7%	113,276	14.5%

Operating income (loss) from ongoing operations excluding goodwill impairment and restructuring charges	(2,713)	(1.5)%	5,171	2.6%	7,031	3.4%	3,086	1.6%	12,575	1.6%

Interest expense, net	(542)	(0.3)%	(1,052)	(0.5)%	(1,078)	(0.5)%	(1,155)	(0.6)%	(3,827)	(0.5)%
Other income (expense)	(249)	(0.1)%	102	0.1%	42	—	(73)	—	(178)	—

Income (loss) from ongoing operations before income taxes excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	(3,504)		4,221		5,995		1,858		8,570
Income tax expense (benefit)	(1,114)		1,028		2,775		(277)		2,412

Income (loss) from ongoing operations (after tax), excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	$(2,390)	(1.4)%	$3,193	1.6%	$3,220	1.6%	$2,135	1.1%	$6,158	0.8%

Income (loss) from continuing operations (after tax)	$(4,140)		$2,447		$2,595		$(2,038)		$(1,136)
Divested units not reflected in discontinued operations (after tax)	460		23		8		—		491
Restructuring charges (after tax)	755		723		617		—		2,095
Goodwill impairment (after tax)	—		—		—		2,460		2,460
Writeoff of debt costs and discount (after tax)	535		—		—		1,713		2,248

Income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(2,390)	(1.4)%	$3,193	1.6%	$3,220	1.6%	$2,135	1.1%	$6,158	0.8%

Diluted earnings per share—income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(0.07)		$0.08		$0.08		$0.05		$0.16

	2004
	Q1%		Q2%
Revenues	$192,801		$203,948
Divested units not reflected in discontinued operations	—		—

Revenues from ongoing operations	192,801	100.0%	203,948	100.0%

Cost of services	162,777		170,827
Divested units not reflected in discontinued operations	—		—

Cost of services from ongoing operations	162,777	84.4%	170,827	83.8%

Gross profit from ongoing operations	30,024	15.6%	33,121	16.2%

Selling, general and administrative expenses	27,055		25,717
Divested units not reflected in discontinued operations	—		—

Selling, general and administrative expenses from ongoing operations	27,055	14.0%	25,717	12.6%

Operating income (loss) from ongoing operations excluding goodwill impairment and restructuring charges	2,969	1.5%	7,404	3.6%

Interest expense, net	(497)	(0.3)%	(282)	(0.1)%
Other income (expense)	(666)	(0.3)%	396	0.2%

Income (loss) from ongoing operations before income taxes excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	1,806		7,518
Income tax expense (benefit)	796		3,213

Income (loss) from ongoing operations (after tax), excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	$1,010		$4,305

Income (loss) from continuing operations (after tax)	$1,010		$4,305
Divested units not reflected in discontinued operations (after tax)	—		—
Restructuring charges (after tax)	—		—
Writeoff of debt costs (after tax)	—		—

Income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$1,010	0.5%	$4,305	2.1%

Diluted earnings per share—income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$0.03		$0.10

        Revenues—Revenues increased $5.1 million, or 2.6%, to $203.9 million for the second quarter of 2004 and increased $18.7 million, or 4.9%, to $396.7 million for the first six months of 2004 compared to the same periods in 2003. Excluding operations that were sold in 2003 and not reflected in discontinued operations, revenues increased 6.1% at ongoing operations for the first six months of 2004. The gain in revenues stemmed primarily from our improving performance in the multi-family sector, which is currently very active, offset to a lesser degree by a decline in our Phoenix area revenues where we had particularly strong project activity in the second quarter of 2003.

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

        We and other industry participants also believe that there has been a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment, in response to the more difficult economy of the last several years. We and other industry participants believe this trend will not continue indefinitely due to the fundamental mechanical nature of the equipment, but it is not clear when maintenance and replacement activity might increase. While we believe these trends and expectations are positive, there can be no assurance that industry activity levels will actually increase this year or in the foreseeable future.

        Also as noted in the introduction above, there has been significant inflation in the first half of 2004 in the cost of certain commodities used in the construction sector, including steel, iron, copper, lumber and PVC pipe. This inflation does not appear to have affected our revenues or backlog, and is expected to have only a modest impact on our profitability, as discussed further below under Gross Profit. However, more broadly, it is possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen an identifiable negative effect of commodity costs on activity in our industry.

        In view of all of these factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

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

        Backlog associated with continuing operations as of June 30, 2004 was $488.6 million, a 21.0% increase from December 31, 2003 backlog of $403.9 million, and a 7.6% increase from comparable June 30, 2003 backlog of $453.9 million.

        Gross Profit—Gross profit decreased $0.8 million, or 2.3%, to $33.1 million for the second quarter of 2004 and increased $2.3 million, or 3.7%, to $63.1 million for the first six months of 2004 compared to the same periods in 2003. As a percentage of revenues, historical gross profit for the second quarter of 2004 was 16.2%, down from 17.1% in the second quarter of 2003, and 17.1% for the same period at ongoing operations. As a percentage of revenues, historical gross profit for the first six months of 2004 was 15.9%, down from 16.1% in the first six months of 2003, and 16.3% for the same period at ongoing operations. These declines resulted primarily from increases in the prices for certain commodity materials that we could not recover in higher prices to our customers, as discussed further below. We also experienced decreased margins in our San Diego operations where we are working through project execution challenges associated with combining two operations, and in our Washington D.C. project operations, which had particularly strong project mix and execution results in last year's second quarter, offset to a lesser degree by improved profitability in our Houston-based multi-family operations.

        For some of the projects we performed in the first half of 2004 as well as for some projects currently in process or still to be performed, the actual cost of certain commodities necessary for these projects, principally steel, iron and copper, was or will be significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity price inflation became apparent. While we do not believe unrecovered commodity inflation affected our first quarter results, we estimate that it had a negative effect of approximately $1.0 million on second quarter and year-to-date 2004 gross profit, or 0.5% of second quarter revenues, and 0.3% of year-to-date revenues. We began taking steps early in 2004 to reduce future commodity cost exposure, such as early buying of commodities at acceptable prices for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts. Based on our project experience so far as well as the preventative steps we have taken, we believe the negative effect of commodity cost inflation will have a lesser impact in future quarters than in the current quarter, and therefore a relatively modest impact on 2004 results as a whole.

        Gross profit indications in our backlog as of June 30, 2004 were marginally higher than they have been at most recent quarter ends. Nonetheless, we remain cautious about gross profit expectations in coming periods. While we believe industry activity levels are increasing, they appear to be doing so at only a modest rate, and still remain at relatively low levels following the three years of decline the industry experienced from 2001 to 2003. We expect continuing price competition in this environment until noticeably higher activity levels are reached and until the majority of our competition becomes convinced that industry growth is more than temporary. Additionally, with regard to gross profit indications in backlog, as noted above under Revenues, a significant portion of our activity is not captured in backlog at any given quarter end due to the amount of service and short-duration project work we do. Further, we can and have experienced lower final gross profit margins when work in backlog is ultimately completed, as compared to the gross profit indications that work had when it was only partially completed or new to backlog. Accordingly, while gross profit information in backlog provides some indication of general direction of gross profit, it does not assure future levels or trends in consolidated gross profit percentage.

        As noted in the Introduction above, we are placing a particular emphasis in 2004 on internal execution and margin improvement, rather than on revenue growth. This includes a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. We believe these efforts will help us increase gross profits, although we cannot assure that this will occur. Further, if we are successful in these efforts, we cannot assure that they will offset adverse industry trends, if such trends occur.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $3.0 million, or 10.6%, to $25.7 million for the second quarter of 2004 and decreased $6.4 million, or 10.8%, to $52.8 million for the first six months of 2004 compared to the same periods in 2003. As a percentage of revenues, SG&A decreased from 14.5% in the second quarter of 2003 to 12.6% in the second quarter of 2004, and posted a similar decrease at ongoing operations. As a percentage of revenues, SG&A decreased from 15.7% in the first six months of 2003 to 13.3% in the first six months of 2004, and posted a similar decrease at ongoing operations. The decrease in SG&A primarily resulted from the following: (a) a broad-based cost reduction initiative that we undertook beginning in the second quarter of 2003; (b) consolidation of certain operating units, particularly in San Diego; and (c) the sale or closure of certain units that did not qualify for discontinued operations presentation.

        Restructuring Charges—During the first two quarters of 2003, we recorded restructuring charges of approximately $2.3 million pre-tax. These charges included approximately $1.3 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $0.9 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above.

        Interest Expense, Net—Interest expense, net for the three months and six months ended June 30, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Interest expense on borrowings and unused commitment fees	$453	$192	$776	$417
Letter of credit fees	114	2	205	209
Amortization of deferred debt arrangement costs and discount	374	100	756	196
Mark-to-market adjustments on derivatives	154	—	(92)	—
Interest income	(43)	(12)	(51)	(43)

Total	$1,052	282	$1,594	$779

        Other Expense (Income)—Other income was $0.4 million for the second quarter of 2004 and $0.1 million for the second quarter of 2003. Other expense was $0.3 million for the first six months of 2004 and $0.1 million for the first six months of 2003. The first quarter of 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations. The second quarter of 2004 and the first six months of 2004 include a gain of $0.3 million and a loss of $0.4 million, respectively, resulting from mark-to-market adjustments on the warrant and put obligation. The mark-to-market adjustments to the value of the warrant and put obligation will generally correspond to changes in the market price of our stock, typically resulting in $0.4 million of expense for every $1 increase in our stock price, and conversely, $0.4 million of income for every $1 decrease in our stock price.

        Write-off of Debt Costs—First quarter 2003 reflects a non-cash charge of $0.8 million for deferred debt costs that were associated with previously higher levels of capacity under our previous credit facility.

        Income Tax Expense (Benefit)—Our effective tax rates associated with results from continuing operations for the first six months of 2003 and 2004 were 45.8% and 43.0%, respectively. Our effective rate is generally higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established against certain deferred tax assets based on the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses on our effective rate is magnified.

        Income tax expense for the second quarter of 2003 is unusually low. This resulted primarily from the fact that less tax expense was necessary for this period because we had taken a conservative position of recording a relatively small tax benefit in the preceding quarter ending March 31, 2003 when we had incurred a loss. Had tax expense for the second quarter of 2003 reflected the same tax rate as in this year's second quarter, net income would have been approximately $776,000, or $0.02 per diluted share, lower in the second quarter of 2003.

        Discontinued Operations—Individual Sales of Operating Companies—During the second quarter of 2004, we sold a small operating company. This unit's after-tax income of less than $0.1 million for each of the first six months of 2003 and 2004 has been reported in discontinued operations under "Operating income, net of income tax expense". We recorded a loss on the sale of this unit of $0.5 million, including taxes, in the second quarter of 2004 in discontinued operations under

"Estimated loss on disposition, including income tax expense". The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the fourth quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.2 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating results, net of tax." We recorded a loss of $1.5 million, net of tax benefit, in the fourth quarter of 2003 in discontinued operations under "Estimated loss on disposition, including tax." The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the third quarter of 2003, we committed to a plan to divest of a small operating company. This unit's after-tax income of $0.1 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating results, net of tax." We recorded an estimated loss of $2.8 million, including taxes, in the third quarter of 2003 related to this planned disposition in "Estimated loss on disposition, including tax" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the first quarter of 2003, we committed to a plan to divest of a small operating company. This unit's after-tax income of $0.1 million for the six months ended June 30, 2003 has been reported in discontinued operations under "Operating results, net of tax." We recorded an estimated loss of $0.9 million, including taxes, in the first quarter of 2003 related to this transaction in "Estimated loss on disposition, including tax." The final loss as measured at the closing of this sale in the second quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        Discontinued Operations—Sale of Companies to Emcor—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. We realized an aggregate loss of $11.5 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

        In the fourth quarter of 2002, we recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under "Estimated loss on disposition, including tax" in connection with the Emcor transaction. This charge primarily related to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from us. Under this settlement, we were released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations from us. During May 2003, we paid $2.7 million in cash to Emcor associated with this settlement. The settlement agreement also includes the use of $2.5 million of the $5 million escrow described above to fund settled claims. We further recognized an additional $1.5 million of the remaining escrow applicable to elements of the settlement still to be funded, of which $0.8 million was paid from escrow in September 2003 and an additional $0.2 million was paid from escrow during May 2004. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. We recorded a tax benefit of $1.4 million related to this additional charge. In addition, the $1.2 million charge recognized during the fourth quarter of 2002 is also net of a tax credit of $1.3 million as a result of lower final tax liabilities in connection with the overall Emcor transaction than we estimated when the transaction originally closed in the first quarter of 2002.

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material effect on our financial position when ultimately resolved. We maintain reserves for these matters, net of amounts receivable from escrow that we believe will ultimately be applied in settling these matters. During the second quarter of 2004, we concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. This amount was reflected in discontinued operations in the second quarter of 2004 as a reduction in the estimated loss on disposition of discontinued operations.

        Outlook—As noted earlier in this review, while we see signs that industry activity levels are increasing in 2004, our primary emphasis for this year is on margin improvement rather than revenue growth. Our ongoing margin improvement efforts include a focus on reducing the number of our units with significantly decreased operating results or losses in 2004 as compared to 2003, and intensified project and service performance training at the unit level. Also as noted above, following the difficult operating conditions of 2001-2003, our ongoing operations posted year-over-year revenue increases in the third and fourth quarters of 2003 along with an essentially flat operating income comparison in the third quarter and an increase in the fourth quarter. Our first quarter and second quarter results in 2004 have also shown revenue increases, as well as respectable growth in income. Based on these efforts and developments, and on our belief that industry and economic conditions are improving, we expect that our 2004 results will be significantly better than our 2003 results, although there can be no assurance that we will achieve this outcome.

Liquidity and Capital Resources

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$13,923	$12,393	$11,580	$7,660
Investing activities	$(3,502)	$(569)	$(4,586)	$(824)
Financing activities	$(10,335)	$(238)	$(1,683)	$(267)
Free cash flow:
Cash provided by operating activities	$13,923	$12,393	$11,580	$7,660
Taxes paid related to the sale of businesses	—	—	10,371	—
Purchases of property and equipment	(860)	(900)	(1,947)	(2,217)
Proceeds from sales of property and equipment	32	154	111	283

Free cash flow	$13,095	$11,647	$20,115	$5,726

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

        For the three months ended June 30, 2004, we had positive free cash flow of $11.6 million, as compared to $13.1 million during the second quarter of 2003. For the six months ended June 30, 2004, we had free cash flow of $5.7 million following very strong fourth quarter 2003 cash flow, as compared to free cash flow of $20.1 million during the first six months of 2003. This decrease resulted from the requirement of $1.9 million in working capital primarily relating to early buying of metal commodities due to volatile conditions in the markets for these materials, and an increase in the proportion of projects that are in early stages when the lag between labor and equipment cash requirements and contractual billing dates is typically the greatest. This compares to a recovery of $13.9 million of working capital from our operations in the first six months of 2003 following comparatively low cash flow in the fourth quarter of 2002.

        During the first quarter of 2003, free cash flow as well as borrowings from our credit facility were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor.

        Credit Facility—On December 31, 2003, we entered into a senior credit facility (the "Facility") provided by a syndicate of banks. As of June 30, 2004 the total of the Facility was $54.5 million, with $30.1 million in borrowings and letters of credit outstanding, and $24.4 million credit available. As of July 29, 2004, the total of the Facility was $54 million, with $29.6 million in borrowings and letters of credit outstanding, and $24.4 million of credit available. The Facility is secured by substantially all of our assets, including the capital stock of all our current and future subsidiaries and substantially all of their assets. Amounts due under the Facility are also guaranteed by our current and future subsidiaries. The Facility consists of two parts: a term loan and a revolving credit facility.

        The original term loan under the Facility (the "Term Loan") was $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in installments of $0.5 million payable at the beginning of each quarter over five years, the first installment of which was paid in the second quarter of 2004. The Facility requires prepayments of the Term Loan in certain circumstances generally involving the sale of assets. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

        The Facility also included a three-year $40 million revolving credit facility (the "Revolving Loan") available for borrowings or letters of credit. This was increased to $45 million in the second quarter of 2004. Letters of credit are discussed at greater length below under Off-Balance Sheet Arrangements and Other Commitments. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. We have already satisfied this condition for 2004.

        Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of June 30, 2004 was $86.3 million. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

        Our borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as discussed further below. Covenant compliance is measured as of each quarterend. While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarterend covenant compliance measurement date caused us to violate the Facility's debt-to-EBITDA covenant (described in more detail below) our borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of June 30, 2004	As of July 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	9,500	9,000
Other non-Facility debt	382	380

Total debt	$9,882	$9,380

Letters of credit	$20,581	$20,581
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$24,419	$24,419
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$24,419	n/a

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

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of June 30, 2004 as measured under this covenant was 7.77 as compared to a minimum covenant requirement of 2.50.

          Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of June 30, 2004 as measured under this covenant was $104.0 million, as compared to a covenant minimum of $81.7 million.

          Debt to EBITDA—The Facility requires that our ratio of debt to EBITDA not exceed 2.0. Our debt-to-EBITDA ratio as of June 30, 2004 as measured under this covenant was 0.39.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during the six months ended June 30, 2004 were $2.2 million.

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

        The following recaps the future maturities of our debt along with other contractual obligations as of June 30, 2004 (in thousands):

	Twelve Months Ended June 30,
	2005	2006		2007	2008	2009	Thereafter	Total
Revolving loan	$—	$		$—	$—	$—	$—	$—
Term loan	2,000		2,000	2,000	2,000	1,500	—	9,500
Other debt	76		71	66	71	59	39	382

Total debt	$2,076		$2,071	$2,066	$2,071	$1,559	$39	$9,882

Operating lease obligations	$8,189		$6,817	$5,498	$4,565	$2,952	$11,248	$39,269

        As of June 30, 2004 we also have $20.6 million of letter of credit commitments, of which $20.2 million expire in 2004 and the remaining $0.4 million expire in 2005. While the majority of these commitments expire in 2004, we expect the majority of them, primarily those supporting our property and casualty insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work. In addition, Other Long-Term Liabilities on our balance sheet include $2.7 million associated with a warrant and put obligation. This amount substantially reflects the value of the warrant portion of the obligation that can be converted into equity by the holder. Because this conversion would not require a cash disbursement, we have not included this obligation in the table of commitments above.

        Outlook—We have generated positive net free cash flow in thirteen of the last seventeen quarters in challenging economic and industry conditions. We also have a relatively low level of debt, and cash balances that exceed our total debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk (except as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations"), foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

ITEM 4. Controls and Procedures

        The Company's executive management is responsible for insuring the effectiveness of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal year. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The Company has previously noted that it had a project-related claim for which a binding arbitration verdict was expected in the second quarter of 2004. The Company received this verdict during the second quarter. The amount of the verdict was not materially different than the reserves the Company had established for this matter.

Item 2. Recent Sales of Unregistered Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders in Houston, Texas on May 20, 2004. The sole item of business was the election of directors, as stated in the Company's Proxy Statement dated April 27, 2004. All of the Company's incumbent directors were reelected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 37,355,450 shares of Common Stock outstanding, William F. Murdy had 29,452,036 shares voted in favor, with 391,168 shares withheld. J. Gordon Beittenmiller had 29,542,036 shares voted in favor, with 391,168 shares withheld. Herman E. Bulls had 29,542,036 shares voted in favor, with 391,168 shares withheld. Vincent J. Costantini had 29,542,036 shares voted in favor, with 391,168 shares withheld. Alfred J. Giardenelli, Jr. had 29,542,106 shares voted in favor, with 391,099 shares withheld. James H. Schultz had 29,542,036 shares voted in favor, with 391,168 shares withheld. Robert D. Wagner, Jr. had 29,542,036 shares voted in favor, with 391,168 shares withheld. With respect to the individual director designated for election by the holders of the Restricted Voting Common Stock, out of a potential of 1,093,599 shares of Restricted Voting Common Stock outstanding, Steven S. Harter had 956,219 shares voted in favor, with no shares withheld.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William F. Murdy.
10.2	Restricted Stock Award Agreement dated June 8, 2004 by the Company to J. Gordon Beittenmiller.
10.3	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William George.
10.4	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Thomas N. Tanner.

10.5
First Amendment to Amended Restated Credit Agreement dated as of May 12, 2004 by and among the Company; Bank of Texas, NA, individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.
10.6
Second Amendment to Amended Restated Credit Agreement dated as of June 10, 2004 by and among the Company; Bank of Texas, NA, individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.
10.7
Third Amendment to Amended Restated Credit Agreement dated as of June 23, 2004 by and among the Company; Bank of Texas, NA, individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.
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
  (b)
  Reports on Form 8-K

  (i)
  The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 5, 2004. Under Item 7 of that report the Company announced that on May 3, 2004, the Company issued a press release, reporting Comfort's financial results for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
August 2, 2004	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
August 2, 2004	By:	/s/ J. GORDON BEITTENMILLER J. Gordon Beittenmiller Executive Vice President, Chief Financial Officer and Director