Form 10-Q
period 2004-09-30
COMFORT SYSTEMS USA INC
filed 2004-11-02
CIK 1035983

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐.

        The number of shares outstanding of the issuer's common stock, as of October 29, 2004 was 39,158,292.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,129	$20,493
Accounts receivable, less allowance for doubtful accounts of $5,010 and $4,723	167,567	176,227
Other receivables	5,171	4,888
Inventories	9,825	10,510
Costs and estimated earnings in excess of billings	16,162	22,825
Prepaid expenses and other	13,675	10,547
Assets related to discontinued operations	973	—

Total current assets	223,502	245,490
PROPERTY AND EQUIPMENT, net	13,223	12,529
GOODWILL, net	103,470	103,470
OTHER NONCURRENT ASSETS	10,915	9,262

Total assets	$351,110	$370,751

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,594	$2,076
Accounts payable	58,516	58,894
Accrued compensation and benefits	22,664	21,670
Billings in excess of costs and estimated earnings	29,657	35,213
Income taxes payable	—	1,701
Other current liabilities	26,746	29,864
Liabilities related to discontinued operations	122	—

Total current liabilities	139,299	149,418
LONG-TERM DEBT, NET OF CURRENT MATURITIES	8,809	7,273
OTHER LONG-TERM LIABILITIES	2,342	2,800

Total liabilities	150,450	159,491
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 shares issued	393	393
Treasury stock, at cost, 1,041,864 and 508,765 shares, respectively	(6,305)	(3,060)
Additional paid-in capital	337,605	337,230
Deferred compensation	(540)	(1,517)
Retained earnings (deficit)	(130,493)	(121,786)

Total stockholders' equity	200,660	211,260

Total liabilities and stockholders' equity	$351,110	$370,751

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES	$207,740	$211,530	$585,808	$608,279
COST OF SERVICES	172,900	178,250	490,079	511,854

Gross profit	34,840	33,280	95,729	96,425
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,825	26,687	86,999	79,459
RESTRUCTURING CHARGES	949	—	3,223	—

Operating income	6,066	6,593	5,507	16,966
OTHER INCOME (EXPENSE):
Interest income	29	40	80	83
Interest expense	(1,107)	(374)	(2,752)	(1,196)
Write-off of debt costs	—	—	(823)	—
Other	42	(135)	(105)	(405)

Other income (expense)	(1,036)	(469)	(3,600)	(1,518)

INCOME BEFORE INCOME TAXES	5,030	6,124	1,907	15,448
INCOME TAX EXPENSE	2,435	2,634	1,005	6,643

INCOME FROM CONTINUING OPERATIONS	2,595	3,490	902	8,805
DISCONTINUED OPERATIONS:
Operating income, net of income tax expense of $229, $0, $454 and $27	353	—	715	39
Estimated loss on disposition, including income tax expense of $43, $0, $274 and $235	(2,773)	—	(3,685)	(137)

NET INCOME (LOSS)	$175	$3,490	$(2,068)	$8,707

INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.07	$0.09	$0.02	$0.23
Discontinued operations—
Income from operations	0.01	—	0.02	—
Estimated loss on disposition	(0.08)	—	(0.09)	—

Net income (loss)	$—	$0.09	$(0.05)	$0.23

Diluted—
Income from continuing operations	$0.07	$0.09	$0.02	$0.22
Discontinued operations—
Income from operations	0.01	—	0.02	—
Estimated loss on disposition	(0.08)	—	(0.09)	—

Net income (loss)	$—	$0.09	$(0.05)	$0.22

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,713	38,418	37,659	38,298

Diluted	38,454	39,455	38,081	39,457

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	39,258,913	$393	(1,341,419)	$(8,214)	$338,606	$(785)	$(124,914)	$205,086
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)

BALANCE AT DECEMBER 31, 2003	39,258,913	393	(1,041,864)	(6,305)	337,605	(540)	(130,493)	200,660
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	364,349	2,200	(633)	—	—	1,567
Issuance of restricted stock (unaudited)	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock (unaudited)	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation (unaudited)	—	—	—	—	(128)	478	—	350
Other (unaudited)	—	—	—	—	25	—	—	25
Net income (unaudited)	—	—	—	—	—	—	8,707	8,707

BALANCE AT SEPTEMBER 30, 2004 (unaudited)	39,258,913	$393	(508,765)	$(3,060)	$337,230	$(1,517)	$(121,786)	$211,260

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss)	$175	$3,490	$(2,068)	$8,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Estimated loss on disposition of discontinued operations	2,773	—	3,685	137
Restructuring charges	949	—	3,223	—
Write-off of debt costs	—	—	823	—
Depreciation expense	1,301	1,315	4,024	3,617
Bad debt expense	420	428	1,888	1,623
Deferred tax expense	1,009	1,813	2,222	1,950
Amortization of debt financing costs	178	104	634	300
Loss (gain) on sale of assets	(31)	34	184	(33)
Deferred compensation expense	61	138	96	199
Mark-to-market warrant obligation	280	86	188	457
Amortization of debt discount	150	—	450	—
Changes in operating assets and liabilities, net of effects of divestitures—
(Increase) decrease in—
Receivables, net	(7,401)	(10,161)	(5,938)	(10,336)
Inventories	184	269	1,617	(684)
Prepaid expenses and other current assets	(954)	(1,741)	(16)	970
Costs and estimated earnings in excess of billings	(559)	(554)	1,196	(6,665)
Other noncurrent assets	(30)	438	138	573
Increase (decrease) in—
Accounts payable and accrued liabilities	(4,000)	3,432	607	6,409
Billings in excess of costs and estimated earnings	(942)	6,030	2,580	5,557
Other, net	—	—	(19)	—
Taxes paid related to the sale of businesses	—	—	(10,371)	—

Net cash provided by (used in) operating activities	(6,437)	5,121	5,143	12,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(714)	(963)	(2,661)	(3,180)
Proceeds from sales of property and equipment	208	—	319	283
Proceeds from businesses sold, net of cash sold and transaction costs	(4)	156	(2,754)	1,266

Net cash used in investing activities	(510)	(807)	(5,096)	(1,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	3,779	—	3,672	—
Payments on other long-term debt	(399)	(533)	(1,402)	(1,086)
Borrowings of other long-term debt	—	—	18	32
Debt financing costs	(158)	(30)	(835)	(808)
Proceeds from exercise of options	130	37	216	1,069

Net cash provided by (used in) financing activities	3,352	(526)	1,669	(793)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,595)	3,788	1,716	10,357
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	11,415	16,705	6,104	10,136

CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$7,820	$20,493	$7,820	$20,493

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.     Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 55% of the Company's consolidated 2004 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The following service activities account for the Company's consolidated 2004 revenues to date: HVAC—74%, plumbing—13%, building automation control systems—6%, and other—7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

  Cash Flow Information

        Cash paid for interest for continuing and discontinued operations for the nine months ended September 30, 2003 and 2004 was approximately $1.4 million and $0.7 million, respectively. Cash paid for income taxes for continuing operations for the nine months ended September 30, 2003 and 2004 was approximately $1.8 million and $4.4 million, respectively. Cash paid for income taxes for discontinued operations for the nine months ended September 30, 2003 and 2004 was approximately $9.0 million and $0.4 million, respectively. The cash tax payments for 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. ("Emcor"). These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying Consolidated Statement of Cash Flows.

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

        The Company's effective tax rate associated with results from continuing operations for the third quarter of 2004 was 43.0% as compared to 48.4% in 2003. For the first nine months of 2004 and 2003, the Company's corresponding effective tax rates were 43.0% and 52.7%, respectively. The Company's effective rate is generally higher than statutory rates because of the effect of certain expenses that it incurs that are not deductible for tax purposes, and due to reserves that the Company has established against certain deferred tax assets based on the possibility that it will not be able to ultimately realize the tax benefit for certain losses it has incurred, primarily at the state income tax level. In addition, since the Company's recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses and deferred tax reserves on the Company's effective rate is magnified. This latter impact also contributes to the higher level of the Company's 2003 effective rates as compared to 2004, as its pre-tax profit levels were noticeably lower in 2003 than in 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net Income (Loss) as reported	$175	$3,490	$(2,068)	$8,707
Add: Stock-based compensation included in reported net income, net of tax	40	90	62	129
Less: Compensation expense per SFAS No. 123, net of tax	(479)	(95)	(1,953)	(1,027)

Pro forma Net Income (Loss)	$(264)	$3,485	$(3,959)	$7,809

Net Income (Loss) Per Share—Basic
Net Income (Loss) per share as reported	$—	$0.09	$(0.05)	$0.23
Pro forma Net Income (Loss) per share	$(0.01)	$0.09	$(0.11)	$0.20
Net Income (Loss) Per Share—Diluted
Net Income (Loss) per share as reported	$—	$0.09	$(0.05)	$0.22
Pro forma Net Income (Loss) per share	$(0.01)	$0.09	$(0.10)	$0.20

        One element of determining the pro forma expense for stock-based compensation per SFAS No. 123 included in the above table is an estimate of the amount of forfeitures of stock-based compensation awards the Company will experience. The Company updated its estimates of forfeitures during the third quarter to more fully reflect the forfeiture activity it has observed over recent periods. This update resulted in an increase in forfeiture estimates, which in turn resulted in a lower pro forma expense amount for the third quarter than the Company generally experiences. Management believes that the effect of these increased forfeiture estimates and corresponding decreases in pro forma expense are not material.

        Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2004
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	62.08%	61.30%
Risk-free interest rate	2.94%-3.64%	3.96%-4.38%
Expected life of options	7 years	7 years

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.     Discontinued Operations

        Individual Sales of Operating Companies—During the second quarter of 2004, the Company sold a small operating company. This unit's after-tax income of $0.1 million for the first nine months of 2003 and less than $0.1 million for the first six months of 2004 has been reported in discontinued operations under "Operating income, net of income tax expense". The Company recorded a loss on the sale of this unit of $0.5 million, including taxes, in the second quarter of 2004 in discontinued operations under "Estimated loss on disposition, including income tax expense". The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the fourth quarter of 2003, the Company sold a small operating company. This unit's after-tax income of $0.3 million for the nine months ended September 30, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." The Company recorded a loss of $1.5 million, net of tax benefit, in the fourth quarter of 2003 in discontinued operations under "Estimated loss on disposition, including income tax expense." The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the third quarter of 2003, the Company committed to a plan to divest of a small operating company. This unit's after-tax income of $0.2 million for the nine months ended September 30, 2003 has been reported in discontinued operations under "Operating income, net of income tax expense." The Company recorded an estimated loss of $2.8 million, including taxes, in the third quarter of 2003 related to this planned disposition in discontinued operations under "Estimated loss on disposition, including income tax expense" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

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

        Assets and liabilities related to the operation sold in the second quarter of 2004 were as follows (in thousands):

December 31, 2003
Cash	$7
Accounts receivable, net	372
Other current assets	22
Property and equipment, net	8
Goodwill, net	564

Total assets	$973

Accounts payable	$50
Other current liabilities	72

Total liabilities	$122

        Revenues and pre-tax income related to the operations discontinued in 2003 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2003	2004
Revenues	$12,753	$684
Pre-tax income	$1,169	$66

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

4.     Restructuring Charges

        During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company's energy efficiency marketing activities, a reorganization of the Company's national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.5 million in 2004 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in the Company's consolidated statement of operations.

        The Company also recorded restructuring charges in 2000 and 2002. As of December 31, 2003 and September 30, 2004, accrued lease termination costs of $0.6 million and $0.3 million, respectively, remain that were associated with the restructuring charges recorded during 2000 and 2002.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2003 and September 30, 2004 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2003:
Severance	$—	$1,507		$(1,507)	$—
Lease termination costs and other	1,000	1,716		(971)	1,745

Total	$1,000	$3,223		$(2,478)	$1,745

Nine Months Ended September 30, 2004:
Lease termination costs and other	$1,745	$478	(a)	$(877)	$1,346

(a)
These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in the Company's consolidated statement of operations.

5.     Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2003	September 30, 2004
Revolving credit facility	$—	$—
Term loan	10,000	9,000
Other	403	349

Total debt	10,403	9,349
Less—current maturities	(1,594)	(2,076)

Total long-term portion of debt	$8,809	$7,273

  Credit Facility

        On December 31, 2003, the Company entered into a senior credit facility (the "Facility") provided by a syndicate of banks. As of September 30, 2004 the total of the Facility was $54.0 million, with $26.3 million in borrowings and letters of credit outstanding, and $27.7 million of credit available. As of October 29, 2004, the total of the Facility was $53.5 million, with $25.8 million in borrowings and letters of credit outstanding, and $27.7 million of credit available. The Facility consists of two parts: a term loan and a revolving credit facility.

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

        The Company's borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the

Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of September 30, 2004 was $92.8 million. This borrowing base is substantially greater than the current $53.5 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

	As of September 30, 2004	As of October 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	9,000	8,500
Other non-Facility debt	349	346

Total debt	$9,349	$8,846

Letters of credit	$17,280	$17,280
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$27,720	$27,720
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$27,720	n/a

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

        A common practice in the Company's industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company's contractual obligations and for the payment of the Company's vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of September 30, 2004, the amount of these assets was approximately $44.2 million.

  Interest Rates and Fees

        The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates for Term Loan and Revolving Loan borrowings, respectively. These additional margins are determined based on the ratio of the Company's total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization ("EBITDA") for the twelve months ending as of that quarterend, as shown below. EBITDA as defined under the Facility is discussed in more detail below under Covenants and Restrictions.

        Under the other interest rate option termed the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Additional margins are then added to LIBOR for Term Loan and Revolving Loan borrowings, respectively, based on the Company's ratio of debt to EBITDA, as shown below.

        Letter of credit fees under the Facility are also based on the Company's ratio of debt to EBITDA, as shown below.

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of September 30, 2004 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	2.25%
Citibank, N.A. Prime Rate	4.75%
Eurodollar Rate Option
One-month LIBOR	1.84%
Six-month LIBOR	2.20%

	Debt to EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest
Margin Added Under:
Term Loan—
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan—
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.875%	2.25%	2.625%

        Commitment fees of 0.375% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

        The Company incurred approximately $1.2 million in financing and professional costs in connection with the arrangement and the closing of the Facility. These costs will be amortized as a noncash charge to interest expense over the term of the Facility in an amount of approximately $0.4 million per year for the first three years of the Facility, and less than $0.1 million per year during the fourth and fifth years of the Facility. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

        The weighted average interest rate that the Company has paid on borrowings under the Facility during 2004 is 5.2% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as a transaction in which the interest rate relating to $10 million in principal value of debt was fixed at 5.12% through early July, 2004. These rates do not include amortization of debt financing and arrangement costs or mark-to-market adjustments for derivatives. Following the expiration in early July, 2004 of the fixed interest commitment referred to above, the Company estimates that its weighted average interest rate, now entirely on a floating basis, is currently approximately 4.6%.

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

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of September 30, 2004 as measured under this covenant was 7.56 as compared to a minimum covenant requirement of 2.50.

          Tangible Net Worth—The Facility requires that the Company's tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of September 30, 2004 as measured under this covenant was $107.8 million, as compared to a covenant minimum of $84.3 million.

          Debt to EBITDA—The Facility requires that the Company's ratio of debt to EBITDA not exceed 2.0. The Company's debt-to-EBITDA ratio as of September 30, 2004 as measured under this covenant was 0.37.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company's capital expenditures during the nine months ended September 30, 2004 were $3.2 million.

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

  Interest Expense and Related Charges

        The credit facility that preceded the Company's current one was in place from October, 2002 to December, 2003. Interest expense for the three months and nine months ended September 30, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Interest expense on borrowings, and unused commitment fees	$349	$140	$1,125	$557
Letter of credit fees	150	130	355	339
Amortization of deferred debt arrangement costs and discount	328	104	1,084	300
Mark-to-market adjustments on derivatives	280	—	188	—

Total	$1,107	$374	$2,752	$1,196

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

6.     Commitments and Contingencies

  Claims and Lawsuits

        The Company is party to litigation in the ordinary course of business. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company's remaining litigation involves matters with significantly smaller individual potential losses.

        The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. In management's opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

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

  Self-Insurance

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker's compensation, auto liability and general liability, are reviewed by a third-party actuary semi-annually.

7.     Stockholders' Equity

  Restricted Stock Grants

        The Company awarded 225,000 shares of restricted stock to five members of senior management on June 8, 2004 under its 2000 Equity Incentive Plan. The shares are subject to full forfeiture if the Company does not meet certain performance levels for the twelve-month period ending June 30, 2005. The grants are also subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. The latter forfeiture provisions lapse pro rata over a three-year or four-year period that started on the date of grant.

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

        Compensation expense relating to the grants is charged to earnings over the respective three-year or four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders' equity for unearned compensation at that time. This value, and the related compensation expense, is adjusted up or down based on the market price of the Company's stock during the first year following each respective grant while the performance conditions are in effect. Once the performance conditions are met, the value of the award is fixed based on the market price of the Company's stock at that time, and is charged to earnings over the remaining two-year or three-year period during which remaining forfeiture provisions lapse.

  Warrant

        In connection with a previous credit facility, the Company granted a lender a warrant to purchase 409,051 shares of Company common stock for nominal consideration. The warrant was exercised in October, 2004.

        When the warrant was originally issued, it carried additional rights involving increases in, registration of, and sale of shares related to the warrant. The warrant holder also had the right to "put," or require the Company to repurchase, some or all of the shares related to the warrant in certain circumstances. Some of these rights were waived in December 2003 when the credit facility in connection with which the warrant was originally issued was terminated.

        The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company's obligations under the previous credit facility, and as an obligation in long-term liabilities. When this credit facility was terminated in December 2003, the discount reflected against debt under the facility was written off and included in "Write-off of debt costs and discount, net" in the Company's consolidated statement of operations. Also upon the termination of the credit facility, the warrant holder waived certain of the additional rights under the warrant and put. In connection with this waiver, the Company recognized a $1.3 million gain in December 2003 associated with the reduction in the value of the warrant and put obligation. This gain was also included in the "Write-off of debt costs and discount, net" caption.

        As noted above, the warrant was exercised in October 2004. As a result of the exercise, all additional rights under the warrant described above have terminated. Also as a result of the exercise, the remaining value of the warrant, $2.8 million reflected under Other Long-Term Liabilities as of September 30, 2004, has been eliminated as an obligation and added to stockholders' equity in October.

        While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Company's common stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company's statement of operations for that period and in the Company's long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the nine months ended September 30, 2003, these adjustments were a loss of $0.2 million, and were included in interest expense because the warrant and put related to the Company's then-existing credit facility. Because the warrant and put did not relate to the Company's current credit facility, mark-to-market adjustments during the nine months ended September 30, 2004, which were losses of $0.5 million, are reflected as other income (expense) in the Company's statement of operations. Now that the warrant and put are no longer outstanding, there will be no further mark-to-market adjustments to income associated with them.

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

        Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock of the Company, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock of the Company. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock have been previously converted into shares of Common Stock. As of September 30, 2004, there were 1,067,099 shares of Restricted Voting Common Stock remaining.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

        Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Company's common stock ("Common Stock") for a given period would increase calculated EPS. This impact is called "anti-dilutive." Generally accepted accounting principles for determining EPS also require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.9 million shares of Common Stock at prices ranging from $6.64 to $21.438 per share which were outstanding for the three months ended September 30, 2004, and options to purchase 1.6 million shares at prices ranging from $7.00 to $21.438 per share which were outstanding for the nine months ended September 30, 2004, were not included in the computation of diluted EPS because they were anti-dilutive. Options to purchase 3.0 million shares of Common Stock at prices ranging from $3.8125 to $21.438 per share which were outstanding for the three months ended September 30, 2003, and options to purchase 3.1 million shares at prices ranging from $3.39 to $21.438 per share which were outstanding for the nine months ended September 30, 2003, were not included in the computation of diluted EPS because they were anti-dilutive.

        The following table summarizes information regarding the Company's outstanding stock options as of September 30, 2003 and 2004:

	Number of Options Outstanding
Exercise Price	September 30, 2003	September 30, 2004
$1.90	952,000	710,250
$2.14	10,000	10,000
$2.19	10,000	10,000
$2.25	327,500	232,500
$2.34	52,000	500
$2.36	50,000	50,000
$2.43	10,000	10,000
$2.875	1,535,058	1,056,735
$3.39	110,000	10,000
$3.8125	500,000	500,000
$3.86	79,000	79,000
$4.18	—	102,500
$4.24	15,000	15,000
$4.77	40,000	40,000
$6.00	193,500	153,000
$6.64	—	55,000
$6.75	5,000	5,000
$7.00	—	50,000
$7.625	37,700	34,700
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	2,142,031	826,059

	6,068,789	3,950,244

        As noted above, the Company issued a warrant to purchase 409,051 shares of Company common stock along with related put rights for nominal consideration. The dilutive impact of this warrant was computed assuming the issuance of shares equal to the value of the warrant obligation at the end of the reporting period, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. As this impact was anti-dilutive for the three months and nine months ended September 30, 2003 and 2004, the effect of the warrant was excluded from earnings per share amounts for those periods. As a result of the warrant's exercise in October 2004, its related shares have now become part of the Company's issued and outstanding common shares.

        The following tables reconcile the income from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income from continuing operations used in computing earnings per share—basic	$2,595	$3,490	$902	$8,805
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	—	—	—

Income from continuing operations used in computing earnings per share—diluted	$2,595	$3,490	$902	$8,805

Net income (loss) used in computing earnings per share—basic	$175	$3,490	$(2,068)	$8,707
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	—	—	—

Net income (loss) used in computing earnings per share—diluted	$175	$3,490	$(2,068)	$8,707

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Common shares outstanding, end of period(a)	37,738	38,425	37,738	38,425
Effect of using weighted average common shares outstanding	(25)	(7)	(79)	(127)

Shares used in computing earnings per share—basic	37,713	38,418	37,659	38,298
Effect of shares issuable under stock option plans based on the treasury stock method	516	998	197	1,108
Effect of shares issuable related to warrants	—	—	—	—
Effect of contingently issuable restricted shares	225	39	225	51

Shares used in computing earnings per share—diluted	38,454	39,455	38,081	39,457

(a)
Excludes 225,000 and 325,000 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2003 and 2004, respectively (see "Restricted Stock Grants" above).

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

        As of September 30, 2004, we had 4,690 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $226,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of September 30, 2004, we had one project in process with a contract price of $20.5 million, six projects between $10 million and $15 million, eleven projects between $5 million and $10 million, and 161 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $503.3 million of aggregate contract value as of September 30, 2004, out of a total contract value for all projects in progress of $1,061.7 million. Generally, projects closer in size to $1 million will be completed in a year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. Our efforts in this area continued in the quarter just ended, as we took further steps to consolidate operations and reduce costs at our Northern California and Salt Lake City units, both of which have been underperforming operations for some time. We believe these operations are now at or near breakeven levels and should produce profits over upcoming quarters, although there can be no assurance that we will achieve this outcome. We currently have 44 operating units. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to have fewer units with significantly decreased operating results or losses in 2004 than we had in 2003. During the first nine months of 2004 we have experienced operating losses at four units, and those losses in the aggregate have been significantly less than the losses we incurred in 2003.

        With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to

1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction have been particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, is now at zero. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. Further, we believe our relationship with our surety provider, which has been effective over recent years, continues to improve in light of our strong recent results and financial position. We have generated positive free cash flow in fourteen of the last eighteen quarters, and will continue our emphasis in this area. However, we expect that we will have to devote noticeably fewer management and organizational resources to debt and capital structure matters in 2004 than we have in recent years.

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry in 2004, along with indications that increases may continue in 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2004 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units as described above, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

        There has been substantial cost inflation in 2004 in certain commodities that are used in construction activity, including steel, iron, copper, lumber, and poly-vinyl chloride ("PVC") pipe. We estimate that direct purchase of these commodities, principally steel, iron and copper, comprises between 10% and 15% of our average project cost. As noted below in "Results of Operations," for some of the project work we have performed in 2004, the actual cost of certain commodities necessary for these projects was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity cost inflation became apparent. We experienced most of the negative effect of this unrecovered commodity cost inflation in the second quarter of this year. On an ongoing basis, we began taking steps early in 2004 to reduce future commodity cost exposure, such as early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts. Based on our project experience so far as well as the mitigating steps we have taken, we believe the negative effect of commodity cost inflation specific to our activity will only have a modest impact on our 2004 results. Following our second quarter impact, we experienced virtually no unrecovered cost inflation in the third quarter. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure. More broadly, it is also possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen an identifiable negative effect of commodity costs on activity in our industry.

        Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2004 results will be significantly better than our 2003 results, and that we have reasonable prospects for continued profitability in 2005, although there can be no assurance that we will achieve these outcomes. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, while we would not rule out growth by acquisition, particularly in view of how fragmented our industry is, we have no current acquisition plans, and believe it is likely that any acquisitions we might consider during the near term would be relatively modest.

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

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker's compensation, auto liability and general liability, are reviewed by a third party actuary semi-annually. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
Revenues	$207,740	100.0%	$211,530	100.0%	$585,808	100.0%	$608,279	100.0%
Cost of services	172,900	83.2%	178,250	84.3%	490,079	83.7%	511,854	84.1%

Gross profit	34,840	16.8%	33,280	15.7%	95,729	16.3%	96,425	15.9%
Selling, general and administrative expenses	27,825	13.4%	26,687	12.6%	86,999	14.9%	79,459	13.1%
Restructuring charges	949	0.5%	—	—	3,223	0.6%	—

Operating income	6,066	2.9%	6,593	3.1%	5,507	0.9%	16,966	2.8%
Interest expense, net	(1,078)	(0.5)%	(334)	(0.2)%	(2,672)	(0.5)%	(1,113)	(0.2)%
Write-off of debt costs	—	—	—	—	(823)	(0.1)%	—	—
Other expense (income)	42	—	(135)	(0.1)%	(105)	—	(405)	(0.1)%

Income before income taxes	5,030	2.4%	6,124	2.9%	1,907	0.3%	15,448	2.5%
Income tax expense	2,435		2,634		1,005		6,643

Income from continuing operations	2,595	1.2%	3,490	1.6%	902	0.2%	8,805	1.4%
Discontinued operations—
Operating results, net of tax	353		—		715		39
Estimated loss on disposition, including tax	(2,773)		—		(3,685)		(137)

Net income (loss)	$175		$3,490		$(2,068)		$8,707

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

        The following table presents information excluding operations we have sold or shut down that did not qualify for presentation as discontinued operations under generally accepted accounting principles in our historical income statement. This table also excludes from operating income restructuring charges and goodwill impairment charges in 2003.

        We have included this table because we believe it offers an additional view of the core results of our ongoing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating income is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, while this table excludes restructuring charges, we have recorded them in each of the previous three years. In addition, impairment charges under the recently changed goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses' markets and operations.

	2003
	Q1%		O2%		Q3%		Q4%		Total	%
Revenues	$179,269		$198,799		$207,740		$197,363		$783,171
Divested units not reflected in discontinued operations	(4,037)		—		(4)		—		(4,041)

Revenues from ongoing operations	175,232	100.0%	198,799	100.0%	207,736	100.0%	197,363	100.0%	779,130	100.0%

Cost of services	152,277		164,902		172,900		167,246		657,325
Divested units not reflected in discontinued operations	(4,021)		(16)		(9)		—		(4,046)

Cost of services from ongoing operations	148,256	84.6%	164,886	82.9%	172,891	83.2%	167,246	84.7%	653,279	83.8%

Gross profit from ongoing operations	26,976	15.4%	33,913	17.1%	34,845	16.8%	30,117	15.3%	125,851	16.2%

Selling, general and administrative expenses	30,412		28,762		27,825		27,031		114,030
Divested units not reflected in discontinued operations	(723)		(20)		(11)		—		(754)

Selling, general and administrative expenses from ongoing operations	29,689	16.9%	28,742	14.5%	27,814	13.4%	27,031	13.7%	113,276	14.5%

Operating income (loss) from ongoing operations excluding goodwill impairment and restructuring charges	(2,713)	(1.5)%	5,171	2.6%	7,031	3.4%	3,086	1.6%	12,575	1.6%
Interest expense, net	(542)	(0.3)%	(1,052)	(0.5)%	(1,078)	(0.5)%	(1,155)	(0.6)%	(3,827)	(0.5)%
Other income (expense)	(249)	(0.1)%	102	0.1%	42	—	(73)	—	(178)	—

Income (loss) from ongoing operations before income taxes excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	(3,504)		4,221		5,995		1,858		8,570
Income tax expense (benefit)	(1,114)		1,028		2,775		(277)		2,412

Income (loss) from ongoing operations (after tax), excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	$(2,390)	(1.4)%	$3,193	1.6%	$3,220	1.6%	$2,135	1.1%	$6,158	0.8%

Income (loss) from continuing operations (after tax)	$(4,140)		$2,447		$2,595		$(2,038)		$(1,136)
Divested units not reflected in discontinued operations (after tax)	460		23		8		—		491
Restructuring charges (after tax)	755		723		617		—		2,095
Goodwill impairment (after tax)	—		—		—		2,460		2,460
Writeoff of debt costs and discount (after tax)	535		—		—		1,713		2,248

Income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(2,390)	(1.4)%	$3,193	1.6%	$3,220	1.6%	$2,135	1.1%	$6,158	0.8%

Diluted earnings per share—income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$(0.07)		$0.08		$0.08		$0.05		$0.16

	2004
	Q1%		Q2%		Q3%
Revenues	$192,801		$203,948		$211,530
Divested units not reflected in discontinued operations	—		—		—

Revenues from ongoing operations	192,801	100.0%	203,948	100.0%	211,530	100.0%

Cost of services	162,777		170,827		178,250
Divested units not reflected in discontinued operations	—		—		—

Cost of services from ongoing operations	162,777	84.4%	170,827	83.8%	178,250	84.3%

Gross profit from ongoing operations	30,024	15.6%	33,121	16.2%	33,280	15.7%

Selling, general and administrative expenses	27,055		25,717		26,687
Divested units not reflected in discontinued operations	—		—		—

Selling, general and administrative expenses from ongoing operations	27,055	14.0%	25,717	12.6%	26,687	12.6%

Operating income (loss) from ongoing operations excluding goodwill impairment and restructuring charges	2,969	1.5%	7,404	3.6%	6,593	3.1%
Interest expense, net	(497)	(0.3)%	(282)	(0.1)%	(334)	(0.2)%
Other income (expense)	(666)	(0.3)%	396	0.2%	(135)	(0.1)%

Income (loss) from ongoing operations before income taxes excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	1,806		7,518		6,124
Income tax expense (benefit)	796		3,213		2,634

Income (loss) from ongoing operations (after tax), excluding goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	$1,010		$4,305		$3,490

Income (loss) from continuing operations (after tax)	$1,010		$4,305		$3,490
Divested units not reflected in discontinued operations (after tax)	—		—		—
Restructuring charges (after tax)	—		—		—
Writeoff of debt costs (after tax)	—		—		—

Income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$1,010	0.5%	$4,305	2.1%	$3,490	1.6%

Diluted earnings per share—income (loss) from ongoing operations (after tax), excluding restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$0.03		$0.10		$0.09

        Revenues—Revenues increased $3.8 million, or 1.8%, to $211.5 million for the third quarter of 2004 as compared to the same period in 2003. This increase resulted from growth in our multi-family sector activity, primarily in the Washington D.C. area, Atlanta, New England and Florida, offset to a lesser degree by a decline in our San Diego operations, where we have combined three companies and where we have seen a decrease in bio-tech and pharmaceutical building activity, and by a decline in our Phoenix operations, which had a relatively strong activity level in the third quarter of 2003. Our Southeast operations also experienced a modest impact on revenues this quarter in connection with the four hurricanes that struck this part of the US this quarter.

        Revenues increased $22.5 million, or 3.8%, to $608.3 million for the first nine months of 2004 as compared to the same period in 2003. Excluding operations that were sold in 2003 and not reflected in discontinued operations, revenues increased 4.6% at ongoing operations for the first nine months of 2004. This gain in revenues also stemmed from our growth in our multi-family activity, primarily in the Washington D.C. area, Atlanta, New England and Florida, offset to a lesser degree by consolidation of certain underperforming operations in Western Colorado, along with declines off historically high activity levels in 2003 in certain of our Alabama and New York State operations.

        Following the three-year period of industry activity declines noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in the third and fourth quarters of 2003 and continuing in each of the first three quarters of 2004. We continue to see signs that activity levels in our industry may increase in 2004 and 2005 as compared to the levels of the last three years. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, and anecdotal indications of renewed project consideration.

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

        Also as noted in the introduction above, there has been significant inflation in the first half of 2004 in the cost of certain commodities used in the construction sector, including steel, iron, copper, lumber, PVC pipe, and motor vehicle fuel. This inflation does not appear to have affected our revenues or backlog, and is expected to have only a modest impact on our profitability, as discussed further below under Gross Profit. However, more broadly, it is possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen any negative effect of commodity costs on demand for our services.

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

        Backlog associated with continuing operations as of September 30, 2004 was $516.3 million, a 27.8% increase from December 31, 2003 backlog of $403.9 million, and a 17.4% increase from comparable September 30, 2003 backlog of $439.6 million.

        Gross Profit—Gross profit decreased $1.6 million, or 4.5%, to $33.3 million for the third quarter of 2004 as compared to the same period in 2003. As a percentage of revenues, gross profit for the third quarter of 2004 was 15.7%, down from 16.8% in the third quarter of 2003, and 16.8% for the same period at ongoing operations. This decline resulted from decreased profitability in our Tennessee operations, costs associated with operational consolidations in our Northern California and Salt Lake City operations, reserves on a project in our Florida operations where we are in discussions with parties to the project which we believe will lead to significant recovery of those reserves, and the impact of the four hurricanes that struck the Southeastern US this quarter. These factors were offset to a lesser extent by an improvement from sharply curtailing operations this year in Western Colorado, which were unprofitable in the third quarter of 2003.

        Gross profit increased $0.7 million, or 0.7%, to $96.4 million for the first nine months of 2004 compared to the same period in 2003. As a percentage of revenues, historical gross profit for the first nine months of 2004 was 15.9%, down from 16.3% in the first nine months of 2003, and 16.5% for the same period at ongoing operations. In addition to reduced profitability at our operations in Tennessee, Northern

California and Salt Lake City described above, this decline also resulted from increases in the prices for certain commodity materials that we could not recover in higher prices to our customers, the principal impact of which was in the second quarter of this year. Commodity cost trends are discussed further below.

        For some of the projects we performed in the first nine months of 2004, the actual cost of certain commodities necessary for these projects, principally steel, iron and copper, was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity price inflation became apparent. We estimate that unrecovered commodity inflation had a negative effect of approximately $1.0 million on year-to-date 2004 gross profit, or 0.2% of year-to-date revenues, most of which occurred during the second quarter. We began taking steps early in 2004 to reduce future commodity cost exposure, such as early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts. Following our second quarter impact, we experienced virtually no unrecovered cost inflation in the third quarter. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure.

        Gross profit indications in our backlog as of September 30, 2004 were marginally lower than they were at the end of the preceding quarter. However, these gross profit indications are generally consistent with the levels we have seen over the last year. Nonetheless, we remain cautious about gross profit expectations in coming periods. While we believe industry activity levels are increasing, they appear to be doing so at only a modest rate, and still remain at relatively low levels following the three years of decline the industry experienced from 2001 to 2003. We expect continuing price competition in this environment until noticeably higher activity levels are reached and until the majority of our competition becomes convinced that industry growth is more than temporary. Additionally, with regard to gross profit indications in backlog, as noted above under Revenues, a significant portion of our activity is not captured in backlog at any given quarterend due to the amount of service and short-duration project work we do. Further, we can and have experienced lower final gross profit margins when work in backlog is ultimately completed, as compared to the gross profit indications that work had when it was only partially completed or new to backlog. Accordingly, while gross profit information in backlog provides some indication of general direction of gross profit, it does not assure future levels or trends in consolidated gross profit percentage.

        As noted in the Introduction above, we are placing a particular emphasis in 2004 on internal execution and margin improvement, rather than on revenue growth. This includes a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. While we believe these efforts will help us increase gross profits, we cannot assure that this will occur. In the quarter just ended, for example, our gross profit decreased over the comparable period last year, due in significant part to continued strong steps to consolidate operations and reduce costs at our Northern California and Salt Lake City units, both of which have been underperforming operations for some time. We believe these operations are now at or near breakeven levels and should produce profits over upcoming quarters. We also believe we will improve the lowered level of profitability in our Tennessee operations within the next several quarters. However, we cannot assure we will be successful in achieving these results, or that they will occur in the reasonably near future. Further, if we are successful in these efforts, we cannot assure that they will offset adverse industry trends, if such trends occur.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $1.1 million, or 4.1%, to $26.7 million for the third quarter of 2004 as compared to the third quarter of 2003, and as a percentage of revenues, declined from 13.4% in last year's third quarter to 12.6% this year. These decreases resulted primarily from consolidation of certain operating units in San Diego, Colorado, and Northern California, offset to a lesser extent by higher corporate incentive compensation accruals and increased accounting and auditing fees associated with the requirements of the Sarbanes-Oxley Act.

        For the nine months ended September 30, 2004, SG&A decreased $7.5 million, or 8.7%, to $79.5 million as compared to the same period in 2003, and as a percentage of revenues, declined from 14.9% in 2003 to 13.1% in 2004. These decreases resulted primarily from consolidation of certain operating units in San Diego, Salt Lake City, and Colorado, as well as from the sale or closure of certain units that did not qualify for discontinued operations presentation.

        Restructuring Charges—During the first three quarters of 2003, we recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. We increased our accrual for these remaining lease obligations by $0.5 million in 2004 based on revised estimates of when and to what extent we believe we can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our results of operations.

        Interest Expense, Net—Interest expense, net for the three months and nine months ended September 30, 2003 and 2004 included the following primary elements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Interest expense on borrowings, and unused commitment fees	$349	$140	$1,125	$557
Letter of credit fees	150	130	355	339
Amortization of deferred debt arrangement costs and discount	328	104	1,084	300
Mark-to-market adjustments on derivatives	280	—	188	—
Interest income	(29)	(40)	(80)	(83)

Total	$1,078	$334	$2,672	$1,113

        Interest expense is significantly lower in 2004 as compared to 2003 as a result of much lower debt levels in 2004 stemming from increased cash flows during current year periods, and because our current credit facility cost noticeably less in upfront fees when it was established in the fourth quarter of 2003, thereby resulting in lower ongoing amortization of these fees in the current year.

        Other Expense (Income)—Other expense was $0.1 million for the third quarter of 2004 and other income was less than $0.1 million for the third quarter of 2003. Other expense was $0.4 million for the first nine months of 2004 and $0.1 million for the first nine months of 2003. The third quarter of 2004 and the first nine months of 2004 include losses of $0.1 million and $0.5 million, respectively, resulting from mark-to-market adjustments on a warrant that was outstanding with a third party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there will be no further mark-to-market adjustments relating to this warrant and put subsequent to the third quarter of 2004.

        The first quarter of 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations.

        Write-off of Debt Costs—The first quarter of 2003 reflects a non-cash charge of $0.8 million for deferred debt costs that were associated with previously higher levels of capacity under our previous credit facility.

        Income Tax Expense (Benefit)—Our effective tax rate associated with results from continuing operations for the third quarter of 2004 was 43.0% as compared to 48.4% in 2003. For the first nine months of 2004 and 2003, our corresponding effective tax rates were 43.0% and 52.7%, respectively. Our effective rate is generally higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established against certain deferred tax assets based on the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses and deferred tax reserves on our effective rate is magnified. This latter impact also contributes to the higher level of our 2003 effective rates as compared to 2004, as our pre-tax profit levels were noticeably lower in 2003 than in 2004.

        Discontinued Operations—Individual Sales of Operating Companies—During the second quarter of 2004, we sold a small operating company. This unit's after-tax income of $0.1 million for the first nine months of 2003 and less than $0.1 million for the first six months of 2004 has been reported in discontinued operations under "Operating income, net of income tax expense". We recorded a loss on the sale of this unit of $0.5 million, including taxes, in the second quarter of 2004 in discontinued operations under "Estimated loss on disposition, including income tax expense". The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the fourth quarter of 2003, we sold a small operating company. This unit's after-tax income of $0.3 million for the nine months ended September 30, 2003 has been reported in discontinued operations under "Operating results, net of tax." We recorded a loss of $1.5 million, net of tax benefit, in the fourth quarter of 2003 in discontinued operations under "Estimated loss on disposition, including tax." The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

        During the third quarter of 2003, we committed to a plan to divest of a small operating company. This unit's after-tax income of $0.2 million for the nine months ended September 30, 2003 has been reported in discontinued operations under "Operating results, net of tax." We recorded an estimated loss of $2.8 million, including taxes, in the third quarter of 2003 related to this planned disposition in "Estimated loss on disposition, including tax" based upon an estimated sales price. The final loss as measured at the closing of this sale in the fourth quarter of 2003 was not materially different than the estimate recorded in the preceding quarter. The loss resulted from the non-cash writeoff of goodwill associated with this unit. The goodwill writeoff was not tax deductible.

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

        Outlook—As noted earlier in this review, while we see signs that industry activity levels are increasing in 2004 and may continue to do so in 2005, our primary emphasis for this year is on margin improvement rather than revenue growth. Our ongoing margin improvement efforts include a focus on reducing the number of our units with significantly decreased operating results or losses in 2004 as compared to 2003, and on intensified project and service performance training at the unit level. While these efforts have contributed to increased operating profit margins in the three preceding quarters, we did not achieve increased operating profit margins in the quarter just ended, when the effect of 2003 restructuring charges is excluded. This was due in significant part to continued steps to consolidate operations and reduce costs at our Northern California and Salt Lake City units, both of which have been underperforming operations for some time. We believe these operations are now at or near breakeven levels and should produce profits over upcoming quarters. We also believe we will improve the lowered level of profitability in our Tennessee operations within the next several quarters. Our primary near-term emphasis remains margin improvement, and given our expectations for improved results in these particular operations, we are optimistic that we will be successful again at increasing margins in coming periods, although there can be no assurance of this.

        Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions are improving, we expect that our full-year 2004 results will be significantly better than our 2003 results, and that we have reasonable prospects for continued profitability in 2005, although there can be no assurance that we will achieve these outcomes.

Liquidity and Capital Resources

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$(6,437)	$5,121	$5,143	$12,781
Investing activities	$(510)	$(807)	$(5,096)	$(1,631)
Financing activities	$3,352	$(526)	$1,669	$(793)
Free cash flow:
Cash provided by (used in) operating activities	$(6,437)	$5,121	$5,143	$12,781
Taxes paid related to the sale of businesses	—	—	10,371	—
Purchases of property and equipment	(714)	(963)	(2,661)	(3,180)
Proceeds from sales of property and equipment	208	—	319	283

Free cash flow	$(6,943)	$4,158	$13,172	$9,884

        Cash Flow—We define free cash flow as cash provided by operating activities excluding items related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company's outstanding debt or equity. If free cash flow is negative and exceeds on-hand balances, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

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

        For the three months ended September 30, 2004, we had positive free cash flow of $4.2 million, as compared to negative free cash flow of $6.9 million during the third quarter of 2003. This increase resulted primarily from a somewhat better billing and collection cycle, and from a somewhat reduced pace of non-payroll disbursements, in the quarter just ended as compared to last year's third quarter. For the nine months ended September 30, 2004, we had free cash flow of $9.9 million following very strong fourth quarter 2003 cash flow, as compared to free cash flow of $13.2 million during the first nine months of 2003. This decrease resulted from the requirement of $4.2 million in working capital primarily relating to early buying of metal commodities due to volatile conditions in the markets for these materials, and due to an increase in the proportion of projects that are in early stages when the lag between labor and equipment cash requirements and contractual billing dates is typically the greatest. This compares to a recovery of $0.2 million of working capital from our operations in the first nine months of 2003 following comparatively low cash flow in the fourth quarter of 2002.

        During the first quarter of 2003, free cash flow as well as borrowings from our credit facility were used to pay final tax payments of $10.4 million associated with the sale of the operations to Emcor.

        Credit Facility—On December 31, 2003, we entered into a senior credit facility (the "Facility") provided by a syndicate of banks. As of September 30, 2004 the total of the Facility was $54.0 million, with $26.3 million in borrowings and letters of credit outstanding, and $27.7 million of credit available. As of October 29, 2004, the total of the Facility was $53.5 million, with $25.8 million in borrowings and letters of credit outstanding, and $27.7 million of credit available. The Facility is secured by substantially all of our assets, including the capital stock of all our current and future subsidiaries and substantially all of their assets. Amounts due under the Facility are also guaranteed by our current and future subsidiaries. The Facility consists of two parts: a term loan and a revolving credit facility.

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

        Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of September 30, 2004 was $92.8 million. This borrowing base is substantially greater than the current $53.5 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

	As of September 30, 2004	As of October 29, 2004
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	9,000	8,500
Other non-Facility debt	349	346

Total debt	$9,349	$8,846

Letters of credit	$17,280	$17,280
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$27,720	$27,720
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$27,720	n/a

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

          Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Facility provides, however, that during the first three quarters of 2004, interest expense and scheduled principal payments used in this ratio will be the annualized amounts of actual year-to-date interest expense and scheduled principal payments, instead of actual amounts for these items for the twelve months then ended. The Company's debt service coverage ratio as of September 30, 2004 as measured under this covenant was 7.56 as compared to a minimum covenant requirement of 2.50.

          Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company's tangible net worth as of September 30, 2004 as measured under this covenant was $107.8 million, as compared to a covenant minimum of $84.3 million.

          Debt to EBITDA—The Facility requires that our ratio of debt to EBITDA not exceed 2.0. Our debt-to-EBITDA ratio as of September 30, 2004 as measured under this covenant was 0.37.

          Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during the nine months ended September 30, 2004 were $3.2 million.

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

        The following recaps the future maturities of our debt along with other contractual obligations as of September 30, 2004 (in thousands):

	Twelve Months Ended September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Revolving loan	$—	$—	$—	$—	$—	$—	$—
Term loan	2,000	2,000	2,000	2,000	1,000	—	9,000
Other debt	76	77	67	62	36	31	349

Total debt	$2,076	$2,077	$2,067	$2,062	$1,036	$31	$9,349

Operating lease obligations	$8,030	$6,515	$5,554	$4,458	$3,193	$12,790	$40,540

        As of September 30, 2004 we also have $17.3 million of letter of credit commitments, of which $16.9 million expire in 2004 and the remaining $0.4 million expire in 2005. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.

        While the majority of these letter of credit commitments expire in 2004, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually. In addition, given the estimated size and duration of funding of claims under our worker's compensation, auto liability and general liability insurance programs, we recently agreed with our insurers that we will increase the amount of letters of credit posted with them in quarterly installments beginning in November 2004 and aggregating to an additional $3 million in letters of credit outstanding in August of 2005.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work. In addition, Other Long-Term Liabilities on our balance sheet is comprised of $2.8 million associated with a warrant and put obligation. This warrant was exercised in October, 2004, which also resulted in the termination of the related put obligation. Accordingly, the $2.8 million value of the warrant and related put as of September 30, 2004 have been eliminated as an obligation and added to stockholders' equity in October, with no cash outlay required of us. As a result, this obligation was not included in the table of commitments above.

        Outlook—We have generated positive net free cash flow in fourteen of the last eighteen quarters in challenging economic and industry conditions. We also have a relatively low level of debt, and cash balances that exceed our total debt. We anticipate that free cash flow from operations and credit capacity under the Facility will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

ITEM 4.    Controls and Procedures

        The Company's executive management is responsible for insuring the effectiveness of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal year. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

COMFORT SYSTEMS USA, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is party to litigation in the ordinary course of business. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company's remaining litigation involves matters with significantly smaller individual potential losses.

        The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. In management's opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

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
  (b)
  Reports on Form 8-K

              (i)  The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 3, 2004. Under Item 7 of that report the Company announced that on August 2, 2004, the Company issued a press release, reporting Comfort's financial results for the second quarter of 2004 and for the year 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
November 2, 2004	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
November 2, 2004	By:	/s/ J. GORDON BEITTENMILLER J. Gordon Beittenmiller Executive Vice President, Chief Financial Officer and Director