Form 10-K
period 2004-12-31
COMFORT SYSTEMS USA INC
filed 2005-03-02
CIK 1035983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

As of February 25, 2005, the aggregate market value of the 37,406,796 shares of the registrant’s common stock held by non-affiliates of the registrant was $239,029,426, based on the $6.39 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2004.

As of February 25, 2005, 39,273,689 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2004.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the retention of key management, national or regional weakness in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding a fixed price contract. Important factors that could cause actual results to differ are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Affect Future Results.”

PART I

The terms “Comfort Systems,” “we,” “us,” or “the Company” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.                Business

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 49 cities and 60 locations throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 97% of our consolidated 2004 revenues were derived from commercial, industrial and institutional customers with approximately 54% of the revenues attributable to installation services in newly constructed facilities and 46% attributable to maintenance, repair and replacement services. Our consolidated 2004 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	74
Plumbing	13
Building Automation Control Systems	7
Other	6
Total	100%

We were originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. Today we have 46 operating units.

Our Internet address is http://www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the Commission. Our website also includes our code of ethics, titled “Corporate Compliance Policy: Standards and Procedures Regarding Business Practices,” together with other governance materials including our corporate governance guidelines and our Board committee charters. Printed versions of our code of ethics and our corporate governance guidelines may be obtained upon written request to our Corporate Compliance Officer at the Company’s headquarters address.

Industry Overview

We believe that the commercial, industrial, and institutional HVAC industry generates annual revenues in excess of $40 billion. HVAC systems are necessary to virtually all commercial, industrial and institutional buildings as well as homes. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a building’s operating costs and improves air quality and HVAC system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many facility owners to consider replacing older systems before the end of their functioning lives.

Many factors positively affect HVAC industry growth, particularly (i) population growth, which has increased the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and HVAC equipment, (iii) increasing sophistication, complexity, and efficiency of HVAC systems, (iv) growing emphasis on indoor air quality, and (v) reduction or elimination of the refrigerants commonly used in older HVAC systems. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

The HVAC industry can be broadly divided into two service functions:

•       installation in newly constructed facilities, which provided approximately 54% of our revenues in 2004, and

•       maintenance, repair and replacement, which provided the remaining 46% of our 2004 revenues.

Installation Services.   Installation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial HVAC firm is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC firm. Firms that specialize in “design and build” projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These firms use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third-party architect or consulting engineer designs the HVAC systems and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete than “design and build” projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. These adjustments can occur during the bid process or during the project itself, in either case adding weeks or months to the project schedule. Furthermore, in “plan and spec” projects, the HVAC firm is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

Maintenance, Repair and Replacement Services.   These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in this service line. The increasing complexity of these HVAC systems is leading many commercial, industrial and institutional building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, further restrictions have been placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer employed directly by a building owner or manager has not received this training. Increasingly, HVAC systems in commercial, industrial and institutional buildings are being remotely monitored through PC-based communications systems to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

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

Achieve Operating Efficiencies.   We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting “best practices” operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. We have placed great emphasis on improving the “job loop” at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We also use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

Focus on Commercial, Industrial and Institutional Markets.   We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on “design and build” installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 97% of our consolidated 2004 revenues were derived from commercial and industrial customers.

Maintain a Diverse Customer, Geographic and Project Base.   We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2004 by end-use sector was as follows:

Multi-Family	15%
Manufacturing	13%
Office Buildings	13%
Healthcare	12%
Schools	10%
Government	10%
Retail	9%
Distribution	3%
Residential	3%
Hotels	2%
Banks	1%
Other	9%
Total	100%

Our distribution of revenues in 2004 by geographic region was as follows:

Southeast	43%
West(a)	21%
Northeast	18%
Midwest	15%
National Accounts	3%
Total	100%

(a)           While we perform some work in the Pacific Northwest, we have no significant operating locations there.

Approximately 80% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2004, we had 4,724 projects in process with an aggregate contract value of approximately $1,132.5 million. Our average project takes three to six months to complete, with an average contract price of approximately $240,000. This relatively small average project size, when taken together with the approximately 20% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. Projects with contract prices of $5 million or less accounted for $917.2 million, or 81%, of aggregate contract value of projects in process at December 31, 2004. A stratification of projects in progress as of December 31, 2004, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,548	$607.3
$1 million - $5 million	154	309.9
$5 million - $10 million	14	97.9
$10 million - $15 million	6	75.3
$15 million - $25 million	2	42.1
Total	4,724	$1,132.5

Leveraging Resources and Service Capabilities.   We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We also allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers’ needs, and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding, and financing activities across our operations. We also believe larger regional and national commercial, industrial, and institutional entities can benefit from consolidating their HVAC needs with service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we operate a national call center to dispatch technicians to regional and national sites requiring service and use web-based proprietary information systems to maintain information on the customer’s sites and equipment.

Seek Growth Through Expansion and Measured Acquisitions.   We believe that we can increase our operating income by opportunistically entering new markets or service lines through expansion and acquisition. We have based such expansion on existing customers, relationships or expertise, and expect to selectively pursue such opportunities in the future. When we find opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management, geographic and legal due diligence considerations, we will consider such transactions. Under our current credit facility, most acquisitions must be approved in advance by our bank group.

Attract and Retain Quality Employees.   We seek to attract and retain quality employees by providing them (i) an enhanced career path from working for a larger company, (ii) additional training and education to allow talented employees to advance to higher-paying positions, (iii) the opportunity to realize a more stable income, and (iv) attractive benefits packages.

Operations and Services Provided

We provide a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and institutional properties. We manage our locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Our local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices, and on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also combine certain back office and administrative functions at various locations.

Installation Services.   Our installation business related to newly constructed facilities, which comprised approximately 54% of our consolidated 2004 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a “design and build” installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes three to six months to complete, with an average contract price of approximately $240,000. We also perform larger project work, with 176 contracts in progress at December 31, 2004 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $21.5 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

We also install process cooling systems and building automation controls and monitoring systems. Process cooling systems are used primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Building automation control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility’s entire HVAC system, often on a room-by-room basis, but can also be programmed to integrate energy management, and monitoring for purposes of security, fire, card key access, lighting and other building systems. This monitoring can be performed on-site or remotely through a PC-based communications system. The monitoring system communicates an exception when a system is operating outside pre-established parameters. Diagnosis of potential problems and remedial adjustments can often be performed remotely from system monitoring terminals.

Maintenance, Repair and Replacement Services.   Our maintenance, repair and replacement services comprised approximately 46% of our consolidated 2004 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the “design and build” installation market.

Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one to three years, with automatic annual renewals, and typically with 30-60 day cancellation notice periods. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

Sources of Supply

The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. During 2004, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project cost. We began taking steps early in 2004 to reduce commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effect of unrecovered commodity cost inflation in our project results during 2004 was modest, and is reviewed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

We administer a portion of our procurement activities with Emcor Group, a larger publicly-held provider of electrical and mechanical services and facilities management. This coordination includes contractual arrangements with Emcor under which certain Emcor employees provide procurement management services to us.

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2004 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our National Accounts group.

Employees

As of December 31, 2004, we had 5,863 employees. We have collective bargaining agreements covering approximately 103 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration per 100 employees per year, also known as the OSHA recordable rate, was 4.03 during 2004. This level was 45% better than the most recently published OSHA rate for our industry. We have improved our OSHA recordable rate every year since we first began tracking it company-wide six years ago.

Risk Management, Insurance and Litigation

The primary risks in our operations are bodily injury, property damage and injured workers’ compensation. We retain the risk for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to project the extent of these obligations.

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. The largest single unresolved matter to which we are a party involves a construction project. If this matter were ultimately resolved on the least favorable terms to us, management estimates that we would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes our asset balances and accruals relating to this matter appropriately reflect a probable outcome. Our remaining litigation involves matters with significantly smaller individual potential losses. In management’s opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on our operating results or financial condition.

We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers’ warranties on equipment. We generally warrant labor for 30 days after servicing of existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial and institutional markets are based on (i) competitive price, (ii) long-term customer relationships, (iii) quality, timeliness and reliability of services provided, (iv) an organization’s perceived stability based on years in business, financial strength, and access to bonding, (v) range of services provided, and (vi) scale of operation. To improve our competitive position we focus on both the consultative “design and build” installation market and the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to project financing and specialized technical skills for facilities owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

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

Many state and local regulations governing the HVAC services trades require individuals to hold permits and licenses. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of our service technicians who work in the state or county that issued the permit or license. We seek to ensure that, where possible, we have two employees who hold any such permits or licenses that may be material to our operations in a particular geographic region.

Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of chlorofluorocarbons, or CFCs, and certain other refrigerants. Clean Air Act regulations require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of CFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. We do not believe these regulations involving CFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and the regulations may encourage our customers to update their HVAC systems.

Executive Officers

We have five executive officers.

William F. Murdy, age 63, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief

Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

J. Gordon Beittenmiller, age 45, has served as our Executive Vice President, Chief Financial Officer and a director since May 1998, and was our Senior Vice President, Chief Financial Officer and a director from February 1997 to April 1998. From 1994 to February 1997, Mr. Beittenmiller was Corporate Controller of Keystone International, Inc., a publicly-traded multi-national manufacturer of industrial valves and actuators, and served Keystone in other financial positions from 1991 to 1994. From 1987 to 1991, he was Vice President-Finance of Critical Industries, Inc., a publicly-traded manufacturer and distributor of specialized safety equipment. From 1982 to 1987, he held various positions with Arthur Andersen LLP. Mr. Beittenmiller is a Certified Public Accountant.

Thomas N. Tanner, age 56, has served as our Chief Operating Officer since June 2004, and served as Senior Vice President, Operations from January 2004 to May 2004. From May 2001 to December 2003, Mr. Tanner was our East Region Vice President and from May 1999 to May 2001 was our East Region Controller. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

William George III, age 40, has served as our Senior Vice President, General Counsel and Secretary since May 1998, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

Julie S. Shaeff, age 39, has served as our Vice President and Corporate Controller since March 2002, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

ITEM 2.                Properties

We lease the real property and buildings from which we operate. Our facilities are located in over twenty-five states and consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from five to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with employees who are also the former owners of companies we purchased from 1997 through 1999. These leases were entered into in connection with the acquisition of the companies these individuals owned. To the extent we renew these leases or otherwise change them, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties. We believe that our facilities are sufficient for our current needs.

We lease our executive and administrative offices in Houston, Texas.

ITEM 3.                Legal Proceedings

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company’s remaining litigation involves matters with significantly smaller individual potential losses. In management’s opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s operating results or financial condition.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low
First Quarter, 2003	$3.45	$2.12
Second Quarter, 2003	$3.45	$1.65
Third Quarter, 2003	$4.19	$2.60
Fourth Quarter, 2003	$5.72	$3.78
First Quarter, 2004	$7.70	$5.19
Second Quarter, 2004	$7.90	$6.20
Third Quarter, 2004	$7.29	$5.25
Fourth Quarter, 2004	$7.95	$6.03
January 1 - February 25, 2005	$7.90	$6.67

As of February 25, 2005, there were approximately 431 stockholders of record of our Common Stock, and the last reported sale price on that date was $7.49 per share.

We have never declared or paid a dividend on our Common Stock. Although currently we have no plans to declare any dividends on our Common Stock, we evaluate from time to time various uses of our capital resources for purposes that may, in the future, include dividends. In addition, our revolving credit agreement restricts our ability to pay dividends without the lenders’ consent. Our Restricted Voting Common Stock is virtually identical to ordinary Common Stock except that it may only vote on one director that is designated to it, it has diminished voting rights on most matters, and it converts to Common Stock upon transfer or sale and under certain other conditions.

Recent Sales of Unregistered Securities

On October 11, 2002, we issued a warrant to General Electric Capital Corporation as consideration for loans and credit commitments. On October 26, 2004, General Electric Capital Corporation exercised its rights under that instrument and we formally issued 408,144 shares of our common stock for no monetary or additional consideration. These shares were issued based upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 6.                Selected Financial Data

The following selected historical financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$884,307	$861,711	$798,567	$783,171	$819,552
Operating income (loss)	$(23,511)	$11,615	$11,982	$5,867	$20,257
Income (loss) from continuing operations	$(30,962)	$(2,158)	$4,308	$(1,136)	$10,193
Discontinued operations—
Operating results, net of tax	$14,109	$15,282	$1,135	$767	$39
Estimated gain (loss) on disposition, including tax	$—	$—	$(12,002)	$(5,210)	$481
Cumulative effect of change in accounting principle, net of tax	$—	$—	$(202,521)	$—	$—
Net income (loss)	$(16,853)	$13,124	$(209,080)	$(5,579)	$10,713
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$(0.83)	$(0.06)	$0.11	$(0.03)	$0.27
Discontinued operations—
Income (loss) from operations	0.38	0.41	0.03	0.02	—
Estimated gain (loss) on disposition	—	—	(0.32)	(0.14)	0.01
Cumulative effect of change in accounting principle	—	—	(5.38)	—	—
Net income (loss)	$(0.45)	$0.35	$(5.56)	$(0.15)	$0.28
Diluted—
Income (loss) from continuing operations	$(0.83)	$(0.06)	$0.11	$(0.05)	$0.26
Discontinued operations—
Income (loss) from operations	0.38	0.41	0.03	0.02	—
Estimated gain (loss) on disposition	—	—	(0.31)	(0.14)	0.01
Cumulative effect of change in accounting principle	—	—	(5.31)	—	—
Net income (loss)	$(0.45)	$0.35	$(5.48)	$(0.17)	$0.27
BALANCE SHEET DATA:
Working capital	$316,876	$286,593	$83,652	$84,203	$100,961
Total assets	$929,008	$876,625	$366,535	$351,110	$383,116
Total debt, excluding discount	$244,884	$180,868	$15,234	$10,403	$8,822
Total stockholders’ equity	$400,239	$413,821	$205,086	$200,660	$216,597

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Also see “Forward-Looking Statements” discussion.

Introduction and Overview

We are a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The services we provide address a very broad need, as air is circulated through almost all commercial, industrial and institutional buildings virtually year-round. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing.

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

As of December 31, 2004, we had 4,724 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $240,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of December 31, 2004, we had two projects in process with a contract price of between $15 and $25 million, six projects between $10 million and $15 million, 14 projects between $5 million and $10 million, and 154 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $525.2 million of aggregate contract value as of December 31, 2004, or approximately 46%, out of a total contract value for all projects in progress of $1,132.5 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

A relatively small but growing portion of our revenues comes from national and regional account customers. These customers typically have multiple sites, and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We perform the majority of this work with our own employees, with the balance being subcontracted to third parties that meet our performance qualifications. We will also typically use proprietary information systems to maintain information on the customer’s sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were

“tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. Today we have 46 operating units.

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

Economic and Industry Factors

As an HVAC and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the US, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments. Although nonresidential construction activity has demonstrated periods of both significant growth and decline, it has grown at a compound annual rate of approximately 4.2% over the last twenty-five years.

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

Most of the HVAC equipment we install is provided by four large manufacturers. We regularly seek the views of these manufacturers about trends in the commercial HVAC sector. We also evaluate HVAC equipment shipment statistics reported monthly by the Air Conditioning and Refrigeration Institute, which is the principal industry organization of HVAC equipment manufacturers. We believe that many owners of installed HVAC equipment have deferred maintenance and replacement activity during the very challenging economic conditions of the last several years. We also believe that this trend will not continue indefinitely due to the fundamental mechanical nature and requirements of the equipment. The large

HVAC manufacturers have each made public statements supporting this view. However, there can be no assurance of whether or when we might actually experience increased demand for HVAC service and replacement.

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This was a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we experienced decreasing volume, prices, and therefore gross profits during this period. We responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we saw in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We began to see improvements in both industry activity as well as our own results in late 2003 and throughout 2004, as discussed further under “Results of Operations” below.

In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003, and four units that incurred operating losses in 2004. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. The aggregate losses at units that lost money in 2004 were significantly less than the aggregate losses at units that lost money in 2003. We currently have 46 operating units. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to again significantly reduce losses in 2005 as compared to 2004.

With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to 1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction were particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, is now at zero. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. In addition, we have recently added a second surety to further support our bonding needs, and we believe our relationships with the surety markets, which have been effective over recent years, continue to improve in light of our strong current results and financial position. We have generated positive free cash flow in fifteen of the last nineteen quarters, and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004, along with indications that increases may continue in 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2005 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units as described above, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

There has been substantial cost inflation in 2004 in certain commodities that are used in construction activity, including steel, iron, copper, lumber, and poly-vinyl chloride (“PVC”) pipe. We estimate that direct purchase of these commodities, principally steel, iron and copper, comprises between 10% and 15% of our average project cost. As noted below in “Results of Operations,” for some of the project work we have performed in 2004, the actual cost of certain commodities necessary for these projects was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity cost inflation became apparent. We experienced most of the negative effect of this unrecovered commodity cost inflation in the second quarter of this year. We began taking steps early in 2004 to reduce future commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. Following our second quarter impact, we experienced virtually no unrecovered cost inflation in the second half of 2004. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure. More broadly, it is also possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen an identifiable negative effect of commodity costs on activity in our industry.

Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2005 results will be better than our 2004 results, although there can be no assurance that we will achieve this outcome. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a very selective, opportunistic basis, and expect our growth in 2005 will largely be generated internally.

Critical Accounting Policies

In response to the Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Percentage of Completion Method of Accounting

Approximately 80% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

Our contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which we incur costs. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue or deferral of costs associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Accounting for Allowance for Doubtful Accounts

We are required to estimate the collectibility of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of the customer, our prior collection history with the customer, ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

Accounting for Self-Insurance Liabilities

We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third party actuary semi-annually. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

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

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” went into effect in 2002. We adopted it as of January 1, 2002. This new standard has two effects. First, we are no longer required to amortize goodwill against our operating results. Second, we are required to regularly test the goodwill on our books to determine whether its value has been impaired, and if it has, to immediately write off, as a component of operating income, the amount of the goodwill that is impaired.

More specifically, we are required to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

As part of the adoption of SFAS No. 142, we were required to make a one-time determination of any transitional impairment loss by applying the standard’s new, more rigorous valuation methodology. The result of this transitional analysis was a $202.5 million charge, net of tax benefit, reflected as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. Additional impairment charges of $0.2 million, $2.7 million and $3.3 million were recorded in operating results during the fourth quarters of 2002, 2003 and 2004, respectively. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of our reporting units as part of our annual budgeting and business planning process. The impairment charge during 2004 resulted from our estimation during the fourth quarter of 2004 that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them.

Results of Operations (in thousands):

Table 1—Historical Results

	Year Ended December 31,
	2002		2003		2004
Revenues	$798,567	100.0%	$783,171	100.0%	$819,552	100.0%
Cost of services	660,764	82.7%	657,325	83.9%	687,948	83.9%
Gross profit	137,803	17.3%	125,846	16.1%	131,604	16.1%
Selling, general and administrative expenses	123,725	15.5%	114,030	14.6%	108,000	13.2%
Goodwill impairment	218	—	2,726	0.3%	3,347	0.4%
Restructuring charges	1,878	0.2%	3,223	0.4%	—	—
Operating income	11,982	1.5%	5,867	0.7%	20,257	2.5%
Interest expense, net	(4,263)	(0.5)%	(3,827)	(0.5)%	(1,394)	(0.2)%
Other income (expense)	1,746	0.2%	(178)	—	(403)	—
Write-off of debt costs and discount, Net	(987)	(0.1)%	(4,172)	(0.5)%	—	—
Income (loss) before income taxes	8,478	1.1%	(2,310)	(0.3)%	18,460	2.3%
Income tax expense (benefit)	4,170		(1,174)		8,267
Income (loss) from continuing operations	4,308	0.5%	(1,136)	(0.1)%	10,193	1.2%
Discontinued operations—
Operating results, net of tax	1,135		767		39
Estimated gain (loss) on disposition, including tax	(12,002)		(5,210)		481
Cumulative effect of change in accounting principle, net of tax	(202,521)		—		—
Net income (loss)	$(209,080)		$(5,579)		$10,713

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

The following table presents information excluding operations we have sold or shut down that did not qualify for presentation as discontinued operations under generally accepted accounting principles in our historical income statement. This table also excludes from operating income (a) restructuring charges; (b) amounts relating to the resolution of our receivables with Kmart in connection with that company’s 2002 bankruptcy; and (c) goodwill impairment charges in 2002, 2003 and 2004.

We have included this table because we believe it offers an additional view of the core results of our ongoing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, while this table excludes restructuring charges, we recorded them in each of the years 2000-2003. In addition, impairment charges under the recently changed goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses’ markets and operations. We recorded goodwill impairment charges in each of the years 2002-2004.

	Year Ended December 31,
	2002		2003		2004
Revenues	$798,567		$783,171		$819,552
Divested units not reflected in discontinued operations	(25,948)		(4,041)		—
Revenues from ongoing operations	772,619	100.0%	779,130	100.0%	819,552	100.0%
Cost of services	660,764		657,325		687,948
Divested units not reflected in discontinued operations	(22,501)		(4,046)		—
Cost of services from ongoing operations	638,263	82.6%	653,279	83.8%	687,948	83.9%
Gross profit from ongoing operations	134,356	17.4%	125,851	16.2%	131,604	16.1%
Selling, general and administrative expenses	123,725		114,030		108,000
Divested units not reflected in discontinued operations	(4,539)		(754)
Kmart settlement	800		—		—
Selling, general and administrative expenses from ongoing operations, excluding Kmart settlement	119,986	15.5%	113,276	14.5%	108,000	13.2%
Operating income from ongoing operations, excluding Kmart settlement, goodwill impairment and restructuring charges	14,370	1.9%	12,575	1.6%	23,604	2.9%
Interest expense, net	(4,263)	(0.6)%	(3,827)	(0.5)%	(1,394)	(0.2)%
Other income (expense)	1,746	0.2%	(178)	—	(403)	—
Income (loss) from ongoing operations before income taxes excluding Kmart settlement, goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	11,853		8,570		21,807
Income tax expense (benefit)	5,353		2,412		8,267
Income (loss) from ongoing operations (after tax), excluding Kmart settlement, goodwill impairment, restructuring charges and the writeoff of debt costs and discount, net	$6,500	0.8%	$6,158	0.8%	$13,540	1.7%
Income (loss) from continuing operations (after tax)	$4,308		$(1,136)		$10,193
Kmart settlement (after tax)	(520)		—		—
Divested units not reflected in discontinued operations (after tax)	707		491		—
Restructuring charges (after tax)	1,221		2,095		—
Goodwill impairment (after tax)	142		2,460		3,347
Writeoff of debt costs and discount (after tax)	642		2,248		—
Income (loss) from ongoing operations (after tax), excluding Kmart settlement, restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$6,500	0.8%	$6,158	0.8%	$13,540	1.7%
Diluted earnings per share—income (loss) from ongoing operations (after tax), excluding Kmart settlement, restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$0.17		$0.16		$0.34

2004 Compared to 2003

Revenues—Revenues increased $36.4 million, or 4.6%, to $819.6 million in 2004 compared to 2003. Excluding operations that were sold in 2003 and not reflected in discontinued operations, revenues increased 5.2% at ongoing operations in 2004. This gain stemmed primarily from growth in our multi-family activity, primarily in the Washington D.C. area, Atlanta, New England and Florida, and from the generally improving nonresidential facilities markets in the Sunbelt and at our Iowa operations. These gains were offset to a lesser degree by lower revenues relating to consolidation of certain underperforming operations in Northern and Southern California, Western Colorado and Alabama.

Backlog reflects revenues still to be recognized under contracted or committed installation and replacement project work, and under service agreements. Project work generally lasts less than one year. Service work and short duration projects are generally billed as performed and therefore do not flow through backlog. Accordingly, backlog represents only a portion of our revenues for any given future period, and it represents revenues that are likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

Backlog associated with continuing operations as of December 31, 2004 was $573.4 million, a 42.0% increase from December 31, 2003 backlog of $403.9 million, and an 11.1% increase from September 30, 2004 backlog of $516.3 million. These gains result primarily from strong bookings in the multi-family sector, along with significant new government work in California and education work in Wisconsin and Texas.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in the third and fourth quarters of 2003 and continuing throughout 2004. We continue to see signs that activity levels in our industry may continue to increase in 2005. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

We and other industry participants also believe that there was a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment, in response to the more difficult economic conditions of 2001-2003. We and other industry participants believe this trend may be diminishing due to both the mechanical nature and requirements of the equipment, as well as improving economic conditions, but it is not clear when maintenance and replacement activity might increase. While we believe these trends and expectations are positive, there can be no assurance that industry activity levels will actually increase in 2005 or in the foreseeable future.

Along with the indications noted above that suggest industry activity is improving, there remain the following cautionary factors in the industry environment, each of which is discussed at greater length in the introduction above. Since HVAC and related installation and replacement decisions are capital decisions usually involving some amount of discretion, they tend to be affected to a greater degree by macroeconomic or geopolitical uncertainty. Negative developments or events in these arenas, should they occur, will likely cause end users to defer HVAC and related spending decisions, thereby reducing our revenues.

We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to increase revenues.

There has been significant inflation in 2004 in the cost of certain commodities used in the construction sector, including steel, iron, copper, lumber, PVC pipe, and motor vehicle fuel. This inflation does not appear to have affected our revenues or backlog, and has had only a modest impact on our profitability, as discussed further below under Gross Profit. However, more broadly, it is possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. To date, though, we have not seen any negative effect of commodity costs on demand for our services.

While we believe we will see increased industry activity levels in 2005, in view of all of the foregoing factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $5.8 million, or 4.6%, to $131.6 million in 2004 compared to 2003. As a percentage of revenues, historical gross profit for 2003 and 2004 was 16.1%, and down from 16.2% in 2003 at ongoing operations. Our relatively small change in gross profit percentage resulted from several offsetting items. We realized significantly lower workers compensation and liability costs which we believe result in part from our longstanding emphasis on safety and risk management in our operations. We also saw substantially improved gross profit margins at our Houston-based multi-family operations as that unit improved its project selection and management performance while benefiting from healthy multi-family demand in a number of markets. These improvements were offset by (a) wind-down of lower profit activities associated with consolidation of operations in Northern California and in San Diego, along with related consolidation costs; (b) reduced profitability in our Tennessee operations resulting from project margin erosion and a settlement on a project claim; and (c) lower margins associated with larger average project size in our Syracuse and Birmingham operations.

There has been substantial cost inflation in 2004 in certain commodities that are used in construction activity, including steel, iron, and copper. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project costs. For some projects we performed in 2004, the actual cost of these commodities was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity price inflation became apparent. We estimate that unrecovered commodity inflation had a negative effect of approximately $1.0 million on 2004 gross profit, or 0.1% of revenues, most of which occurred during the second quarter. We began taking steps early in 2004 to reduce future commodity cost exposure, such as early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. Following our second quarter impact, we experienced virtually no unrecovered cost inflation in the third and fourth quarters. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure.

Gross profit indications in our backlog as of December 31, 2004 were 20 basis points lower than they were at the end of the preceding quarter, and 100 basis points lower than they were at December 31, 2003. These declines result in part from significant addition of project work in the second half of 2004, much of which was larger, longer-term projects which tend to have lower margins. Backlog scheduled to be performed in the next six months tends to represent a broader cross-section of our business as it includes smaller, near-term project work as well as larger projects. Gross profit indications in six-month backlog as of December 31, 2004 are up 50 basis points from the preceding quarter and up 20 basis points from December 31, 2003. Nonetheless, we remain cautious about gross profit expectations in coming periods. While we believe industry activity levels are increasing, they appear to be doing so at only a modest rate, and still remain at relatively moderate levels following the three years of decline the industry experienced from 2001 to 2003. We expect continuing price competition in this environment until noticeably higher activity levels are reached and until the majority of our competition becomes convinced that industry growth is more than temporary. Additionally, with regard to gross profit indications in backlog, as noted above under Revenues, a significant portion of our activity is not captured in backlog at any given quarterend due to the amount of service and short-duration project work we do. Further, we can and have experienced lower final gross profit margins when work in backlog is ultimately completed, as compared to the gross profit indications that work had when it was only partially completed or new to backlog. Accordingly, while gross profit information in backlog provides some indication of general direction of gross profit, it does not assure future levels or trends in consolidated gross profit percentage.

As noted in the Introduction above, we are currently placing a greater emphasis on internal execution and margin improvement than on revenue growth. This includes a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. While we believe these efforts will help us increase gross profits, we cannot assure that this will occur. Further, if we are successful in these efforts, we cannot assure that they will offset adverse industry trends, if such trends occur.

Selling, General and Administrative Expenses (“SG&A”)—SG&A decreased $6.0 million, or 5.3%, to $108.0 million in 2004 compared to 2003, and as a percentage of revenues, declined from 14.6% in 2003 to 13.2% in 2004. These decreases resulted primarily from consolidation of certain operating units in San Diego, Salt Lake City, Colorado, and Northern California, along with lower medical costs resulting from benefit plan structure changes and favorable claims experience.

Goodwill Amortization and Impairment—We no longer amortize goodwill via regular charges to our income statement due to our adoption of SFAS 142. See “Cumulative Effect of Change in Accounting Principle” below for further discussion. Additional goodwill impairment charges of $2.7 million and $3.3 million were recorded during the fourth quarters of 2003 and 2004, respectively. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of our reporting units as part of our annual budgeting and business planning process. The impairment charge during 2004 resulted from our estimation during the fourth quarter of 2004 that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them.

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

Interest Expense, Net—Interest expense, net for 2003 and 2004 included the following primary elements (in thousands):

	2003	2004
Interest expense on borrowings, and unused commitment fees	$1,397	$704
Letter of credit fees	512	443
Amortization of deferred debt arrangement costs and discount	1,496	419
Mark-to-market adjustments on derivatives	488	—
Interest income	(66)	(172)
Total	$3,827	$1,394

Interest expense is significantly lower in 2004 as compared to 2003 as a result of much lower debt levels in 2004 stemming from higher cash balances during the current year, and because our current credit facility cost noticeably less in upfront fees when it was established in the fourth quarter of 2003, thereby resulting in lower ongoing amortization of these fees in the current year.

Other Expense (Income)—Other expense was $0.4 million for 2004 and $0.2 million for 2003. Other expense for 2004 includes losses of $0.4 million resulting from mark-to-market adjustments on a warrant that was outstanding with a third party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there will be no further mark-to-market adjustments relating to this warrant and put subsequent to the third quarter of 2004.

Other expense in the first quarter of 2003 includes a loss of $0.3 million on the disposition of a division of one of our operations.

Write-off of Debt Costs and Discount, Net—In the fourth quarter of 2003 we recorded a non-cash write-off of $4.7 million of deferred debt arrangement costs and discount when we terminated our previous credit facility. These amounts were partially offset by a $1.3 million gain associated with the reduction in the value of a warrant and put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder’s ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related facility. We also reflected a non-cash charge of $0.8 million in the first quarter of 2003 for deferred debt costs that were associated with previously higher levels of capacity under this credit facility. The following table recaps these writeoffs (in thousands):

2003
Write-off of deferred financing fees and transaction costs	$3,246
Write-off of discount originally arising from issue of stock warrant and related put to credit facility lender	2,250
Reduction in valuation of warrant and put obligation	(1,324)
Total	$4,172

Income Tax Expense (Benefit)—Our effective tax rate associated with results from continuing operations for 2004 was 44.8% as compared to 50.8% in 2003. As noted above, we recorded an impairment of goodwill in the fourth quarter of 2004. This impairment is not deductible for tax purposes. Excluding the effect of this impairment, our effective rate was 37.9%. This rate is lower than usual due to an increase in the fourth quarter of 2004 in our estimate of the amount of future state taxable income we will have against which we can apply state tax loss carryforwards. This change in estimate resulted in a reduction in our allowance against state-level deferred tax assets. While we regularly evaluate the realizability of deferred tax assets relating to tax losses or benefits we have incurred, it should not be expected that such evaluations will regularly result in decreases to our effective tax. For example, in the more difficult economic and operating environments of recent years including 2003 as noted below, such evaluations have led to increases in our related allowances, and thus increases in our effective tax rate. Excluding the effect of our reduction in state deferred tax allowances, as well as the effect of nondeductible goodwill impairment noted above, our effective rate for 2004 would have been 40.8%.

In the fourth quarter of 2003, our year-to-date pre-tax income from continuing operations turned negative as we recognized significant charges for the write-off of deferred debt arrangement costs and for goodwill impairment. The effective benefit rate on our full year 2003 pre-tax loss further increased over statutory rates to 50.8% as a result of additional tax adjustments in the fourth quarter. These adjustments included benefit for the reversal of tax contingency reserves no longer deemed necessary as a result of an updated review of our tax positions across the jurisdictions in which we do business, offset to a lesser degree by additional reserves against state-level deferred tax assets, and recognition of the effect of the nondeductible portion of the goodwill impairment we recorded in the fourth quarter of 2003.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction is expected to modestly decrease our effective tax rate. We currently estimate that our effective tax rate for 2005 will be between 40% and 45%.

Discontinued Operations—Individual Sales of Operating Companies—During 2004 and 2003, we sold four small operating companies in separate transactions. The after-tax income of these companies has been reported in discontinued operations under “Operating results, net of tax” and is recapped below. Losses we recognized on the sales of these units have been reported in discontinued operations under “Estimated gain (loss) on disposition, including tax” and are recapped below. These losses primarily resulted from the non-cash writeoff of goodwill associated with these units. These goodwill writeoffs were not tax deductible.

	Year Ended December 31,
	2003	2004
	(in thousands)
After-tax income for four operating companies sold separately in 2003 and 2004, reported in discontinued operations under “Operating results, net of tax”	$767	$39
Losses on the sales of four operating companies sold separately in 2003 and 2004, reported in discontinued operations under “Estimated gain (loss) on disposition, including tax”	$(5,210)	$(470)

Discontinued Operations—Sale of Companies to Emcor—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. We have realized an aggregate loss of $10.9 million, including related tax expense, in connection with the sale of these operations, substantially all of which was recorded in 2002. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material effect on our financial position when ultimately resolved. We maintain reserves for these matters, net of amounts receivable from escrow that we believe will ultimately be applied in settling these matters. During the second quarter of 2004, we concluded that the related reserves should be reduced by $0.3 million, net of tax. Additionally, during the fourth quarter of 2004, we reduced these reserves by $0.2 million, net of tax. These amounts are reflected in discontinued operations in 2004 as a reduction in the estimated loss on disposition of discontinued operations.

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2005, our primary emphasis for this year is on margin improvement more so than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2004, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions are improving, we expect that our full-year 2005 results will be better than our 2004 results, although there can be no assurance that we will achieve this outcome.

2003 Compared to 2002

Revenues—Revenues decreased $15.4 million, or 1.9%, to $783.2 million in 2003 compared to 2002. The 1.9% decline in revenue was comprised of a 0.8% increase in revenue at ongoing operations and a 2.7% decline in revenue related to operations that were sold during 2003.

The modest increase in revenues at ongoing operations in 2003 resulted primarily from a continuation of mixed economic conditions in numerous markets. These conditions originated with the general economic slowdown in the US which began in 2001. This slowdown led to deferral of both new and replacement project activity, and also resulted in a more competitive pricing environment. Activity levels in our industry worsened in late 2002 and early 2003 based on renewed uncertainty about the economy and international events. We saw some stabilization in the second half of 2003 as revenue at ongoing operations showed small year-over-year increases in the third and fourth quarters.

Backlog primarily contains installation and replacement project work, and maintenance agreements. These projects generally last less than one year. Service work and short duration projects are generally billed as performed and therefore do not flow through backlog. Accordingly, backlog represents only a portion of our revenues for any given future period, and it represents revenues that are likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

Gross Profit—Gross profit decreased $12.0 million, or 8.7%, to $125.8 million in 2003 compared to 2002. As a percentage of revenues, historical gross profit decreased from 17.3% in 2002 to 16.1% in 2003, and posted a similar decline in ongoing operations.

The decline in gross profit in 2003 as compared to 2002 primarily resulted from lower industry activity levels, increased price competition, and moderate execution shortfalls in five of our operations, offset to a lesser degree by improved efficiency at three of our operations. Two of the operations with shortfalls were combined with other units. The other three were more established operations at which performance improved in 2004.

Selling, General and Administrative Expenses—SG&A decreased $9.7 million, or 7.8%, to $114.0 million in 2003 compared to 2002. As a percentage of revenues, SG&A decreased from 15.5% in 2002 to 14.6% in 2003. During the second quarter of 2002, we reversed $0.8 million of the bad debt reserves that were established in the fourth quarter of 2001 related to our receivables with Kmart as a result of a bankruptcy-related settlement with Kmart. Accordingly, the decrease in normal SG&A from 2002 to 2003 was greater by this amount. The decrease in SG&A resulted from the following: (a) the sale or closure of certain units that did not qualify for discontinued operations presentation; (b) the substantial downsizing in the first quarter of 2003 of our marketing initiative emphasizing energy efficiency; (c) decreased outlays for medical costs; and (d) a concerted effort to reduce SG&A throughout our company.

Goodwill Amortization and Impairment—We no longer amortize goodwill via regular charges to our income statement due to our adoption of SFAS No. 142. See “Cumulative Effect of Change in Accounting Principle” below for further discussion. Additional goodwill impairment charges of $0.2 million and $2.7 million were recorded during the fourth quarter of 2002 and 2003, respectively. The impairment charge in 2003 primarily resulted from changes in operating plans that were identified for certain of our reporting units in the fourth quarter as part of our annual budgeting and business planning process.

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

During the first quarter of 2002, we recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of our smaller size following the Emcor transaction described below under “Discontinued Operations.” The severance costs related to the termination of 33 employees, all of whom had left the Company by March 31, 2002. These restructuring charges also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management.

Interest Expense, Net—Interest expense, net, decreased $0.4 million to $3.8 million in 2003. This decline resulted from lower average borrowing levels and market interest rates in 2003, offset to a lesser degree by increased letter of credit fees and mark-to-market adjustments associated with a stock warrant and put that were issued in connection with the original establishment of the credit facility we had in effect in 2003. Interest expense for 2002 and 2003 included the following primary elements (in thousands):

	2002		2003
Interest expense on borrowings, and unused commitment fees	$2,889		$1,397
Letter of credit fees	—	(a)	512
Amortization of deferred debt arrangement costs	1,248		1,496
Mark-to-market adjustments on derivatives	180		488
Interest income	(54)		(66)
Total	$4,263		$3,827

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

Write-off of Debt Costs and Discount, Net—In the fourth quarter of 2003 we recorded a non-cash write-off of $4.7 million of deferred debt arrangement costs and discount when we terminated our previous credit facility. These amounts were partially offset by a $1.3 million gain associated with the reduction in the value of a stock warrant and put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder’s ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related facility. We also reflected a non-cash charge of $0.8 million in the first quarter of 2003 for deferred debt costs that were associated with previously higher levels of capacity under this credit facility. In the fourth quarter of 2002 we recorded a non-cash write-off of $0.4 million of debt costs when we terminated a preceding credit facility. The first quarter of 2002 includes a non-cash writedown of $0.6 million of debt costs in connection with the reduction in our borrowing capacity following the Emcor transaction. The following table recaps these writeoffs (in thousands):

	2002	2003
Write-off of deferred financing fees and transaction costs	$987	$3,246
Write-off of discount originally arising from issue of stock warrant and related put to credit facility lender	—	2,250
Reduction in valuation of warrant and put obligation	—	(1,324)
Total	$987	$4,172

Income Tax Expense (Benefit)—Our effective tax rates associated with results from continuing operations for 2002 and 2003 were 49.2% and 50.8%, respectively. Our effective rates in 2002 and in the first three quarters of 2003 were higher than statutory rates because of the effect of certain expenses that we incur that are not deductible for tax purposes, and due to reserves that we have established against certain deferred tax assets based on the possibility that we will not be able to ultimately realize the tax benefit for certain losses we have incurred, primarily at the state income tax level. In addition, since our recent pre-tax profit margins have been relatively low on a historical and an absolute basis, the impact of non-deductible expenses on our effective rate in these periods is magnified.

In the fourth quarter of 2003, our year-to-date pre-tax income from continuing operations turned negative as we recognized significant charges for the write-off of deferred debt arrangement costs and for goodwill impairment. The effective benefit rate on our full year 2003 pre-tax loss further increased over statutory rates to 50.8% as a result of additional tax adjustments in the fourth quarter. These adjustments included benefit for the reversal of tax contingency reserves no longer deemed necessary as a result of an updated review of our tax positions across the jurisdictions in which we do business, offset to a lesser degree by additional reserves against state-level deferred tax assets that may be not fully realized, and recognition of the effect of the nondeductible portion of the goodwill impairment we recorded in the fourth quarter.

Discontinued Operations—Individual Sales of Operating Companies—During 2003 and 2002, we sold four small operating companies in separate transactions. The after-tax income of these companies has been reported in discontinued operations under “Operating results, net of tax” and is recapped below. Losses we recognized on the sales of these units have been reported in discontinued operations under “Estimated gain (loss) on disposition, including tax” and are recapped below. These losses primarily resulted from the non-cash writeoff of goodwill associated with these units. These goodwill writeoffs were not tax deductible.

	Year Ended December 31,
	2002	2003
	(in thousands)
After-tax income for four operating companies sold separately in 2002 and 2003, reported in discontinued operations under “Operating results, net of tax”	$682	$655
Losses on the sales of four operating companies sold separately in 2002 and 2003, reported in discontinued operations under “Estimated gain (loss) on disposition, including tax”	$(169)	$(5,210)

Discontinued Operations—Sale of Companies to Emcor—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which took effect for us on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented under discontinued operations. During 2002, we realized an aggregate loss of $11.8 million on this transaction, including related tax expense and including charges in the fourth quarter of 2002 for matters resolved after closing. This aggregate loss has subsequently been reduced in 2004 by $0.9 million based on declines in our estimates of reserves necessary for ongoing matters related to the transaction. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

Cumulative Effect of Change in Accounting Principle—SFAS No. 142, “Goodwill and Other Intangible Assets,” which required a transitional assessment of our goodwill assets went into effect in 2002. We adopted it as of January 1, 2002.

To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, we broke our operations into “reporting units” based on the degree of operating and financial independence of each unit and our related management of them, as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard’s new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in our results of operations. The resulting non-cash charge was $202.5 million, net of tax benefit, and was recorded during the first quarter of 2002.

Liquidity and Capital Resources

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$14,090	$13,504	$26,184
Investing activities	$150,589	$(3,863)	$(2,476)
Financing activities	$(169,200)	$(5,609)	$(1,268)
Free cash flow:
Cash provided by operating activities	$14,090	$13,504	$26,184
Taxes paid related to the sale of businesses	—	11,006	—
Purchases of property and equipment	(5,322)	(3,406)	(4,998)
Proceeds from sales of property and equipment	1,551	430	545
Free cash flow	$10,319	$21,534	$21,731

Cash Flow—We define free cash flow as cash provided by operating activities excluding items related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company’s outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year. Accordingly, we believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating the Company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles.

For the year ended December 31, 2004, free cash flow of $21.7 million was essentially unchanged from $21.5 million in 2003. This resulted primarily from increased profitability net of a modest increase in capital expenditures in 2004 as compared to 2003. Excluding taxes related to the sale of businesses, we reduced working capital by about the same amounts in both 2003 and 2004, thus improving our working capital efficiency in both periods.

For the year ended December 31, 2003, we had free cash flow of $21.5 million as compared to $10.3 million in 2002. This increase resulted primarily from using about $3.4 million less in working capital to support our operations in 2003 as compared to 2002 when we increased our working capital investment by $8.9 million.

Credit Facility—On December 31, 2003, we entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of December 31, 2004 the total of the Facility was $53.5 million, with $8.5 million in borrowings outstanding, $17.9 million in letters of credit outstanding, and $27.1 million of credit available. In addition to this credit capacity, as of December 31, 2004, we had $32.6 million in cash. As of February 25, 2005, the total of the Facility was $53.0 million, with $8.0 million in borrowings outstanding, $18.6 million in letters of credit outstanding, and $26.4 million of credit available. The Facility is secured by substantially all of our assets, including the capital stock of all our current and future subsidiaries and substantially all of their assets. Amounts due under the Facility are also guaranteed by our current and future subsidiaries. The Facility consists of two parts: a term loan and a revolving credit facility.

The original term loan under the Facility (the “Term Loan”) was $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in installments of $0.5 million payable at the beginning of each quarter over five years, the first installment of which was paid in the second quarter of 2004. The Facility requires prepayments of the Term Loan in certain circumstances generally involving the sale of assets. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

The Facility also included a three-year $40 million revolving credit facility (the “Revolving Loan”) available for borrowings or letters of credit. This was increased to $45 million in the second quarter of 2004. Letters of credit are discussed at greater length below under Off-Balance Sheet Arrangements and Other Commitments. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. We have already satisfied this condition for 2005.

Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following:  total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2004 was $87.5 million. This borrowing base is substantially greater than the current $53.5 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

Our borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as discussed further below. Covenant compliance is measured as of each quarterend. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarterend covenant compliance measurement date caused us to violate the Facility’s debt-to-EBITDA covenant (described in more detail below) our borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of December 31, 2004	As of February 25, 2005
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	8,500	8,000
Other non-Facility debt	322	316
Total debt	$8,822	$8,316
Letters of credit	$17,880	$18,619
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$27,120	$26,381
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA covenant	$27,120	n/a

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarterend. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility’s principal financial covenants include:

Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s debt service coverage ratio as of December 31, 2004 as measured under this covenant was 8.85 as compared to a minimum covenant requirement of 2.50.

Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of December 31, 2004 as measured under this covenant was $116.5 million, as compared to a covenant minimum of $91.5 million.

Debt to EBITDA—The Facility requires that our ratio of debt to EBITDA not exceed 2.0. Our debt-to-EBITDA ratio as of December 31, 2004 as measured under this covenant was 0.31.

Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during the twelve months ended December 31, 2004 were $5.0 million.

Surety—Surety bonding is discussed in more depth later in this section. The Facility contains provisions that may have the practical effect of limiting our use of surety bonding in excess of $145 million of bonded backlog to the lesser of (a) the amount of surety bonds outstanding which results in the ratio of receivables relating to bonded contracts to total receivables not exceeding 35%; and (b) $275 million in bonded backlog. As of December 31, 2004, our ratio of bonded receivables to total receivables was 26.9%, and our bonded backlog was $158.4  million.

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

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. The letters of credit we provide are actually issued by our lenders through the Facility as described above. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of the Facility’s capacity just the same as actual borrowings. Claims against letters of credit are rare in our industry. To date we have not had a claim made against a letter of credit that resulted in payments by a lender or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the sureties for any expenses or outlays they incur. To date, we are not aware of any losses to our sureties in connection with bonds the sureties have posted on our behalf, and we do not expect such losses to be incurred in the foreseeable future.

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have recently added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significantly greater amount of cash on our balance sheet than debt, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our debt along with other contractual obligations as of December 31, 2004 (in thousands):

	Twelve Months Ended December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Revolving loan	$—	$—	$—	$—	$—	$—	$—
Term loan	2,000	2,000	2,000	2,500	—	—	8,500
Other debt	71	71	68	53	36	23	322
Total debt	$2,071	$2,071	$2,068	$2,553	$36	$23	$8,822
Operating lease obligations	$8,541	$7,170	$6,608	$5,256	$3,877	$12,384	$43,836

As of December 31, 2004 we also have $17.9 million of letter of credit commitments, all of which expire in 2005. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.

While these letter of credit commitments expire in 2005, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually. In addition, given the estimated size and duration of funding of claims under our worker’s compensation, auto liability and general liability insurance programs, we recently agreed with our insurers that we will increase the amount of letters of credit posted with them in quarterly installments beginning in November 2004 and aggregating to an additional $2.25 million in letters of credit outstanding in August 2005.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow in fifteen of the last nineteen quarters, most of which occurred during challenging economic and industry conditions. We also have a relatively low level of debt, significant borrowing capacity under our credit facility, and cash balances that exceed our total debt by a sizable amount. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)’’) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted for periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options in our results of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $0.2 million and $0.7 million in 2003 and 2004, respectively.

Factors Which May Affect Future Results

Our future operating results are difficult to predict and may be affected by a number of factors, including the retention of key management, national or regional declines in non-residential construction activity, difficulty in obtaining or increased costs associated with debt financing or bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems and the use of incorrect estimates for bidding fixed price contracts. As a result of these and other factors, there can be no assurance that we will not experience material fluctuations in future operating results or cash flows on a quarterly or annual basis.

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

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expense or outlays it incurs. To date, we have not had any significant reimbursements to our surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future.

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately 25% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety, and we have recently added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives would include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that we could easily achieve these alternatives. Accordingly, if we were to experience an interruption in the availability of bonding capacity, our revenues and profits could decline.

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

Because of these and other factors, past financial performance should not necessarily be considered an indicator of future performance. Investors should not rely solely on historical trends to anticipate future results and should be aware that the trading price of our Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the HVAC industry, changes in analysts’ earnings estimates, recommendations by analysts, or other events.

ITEM 7-A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk (except as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”), foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. Our debt with fixed interest rates consists of capital leases and various notes payable. Our debt with variable interest rates consists entirely of our Facility. The following table presents principal amounts (stated in thousands) and related weighted average interest rates by year of maturity for our debt obligations and their estimated fair market values at December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value
Liabilities—Long-Term Debt:
Fixed Rate Debt	$71	$71	$68	$53	$36	$23	$322	$322
Average Interest Rate	7.0%	7.3%	7.4%	6.7%	5.0%	5.0%	6.5%	6.5%
Variable Rate Debt	$2,000	$2,000	$2,000	$2,500	$—	$—	$8,500	$8,500
Average Interest Rate	5.0%	5.0%	5.0%	5.0%	—	—	5.0%	5.0%

ITEM 8.     Financial Statements and Supplemental Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG Llp
Houston, Texas
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Comfort Systems USA, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas

March 2, 2005

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,129	$32,576
Accounts receivable, less allowance for doubtful accounts of $5,010 and $6,050	167,567	174,682
Other receivables	5,171	4,103
Inventories	9,825	10,590
Prepaid expenses and other	13,675	13,338
Costs and estimated earnings in excess of billings	16,162	25,440
Assets related to discontinued operations	973	—
Total current assets	223,502	260,729
PROPERTY AND EQUIPMENT, net	13,223	12,988
GOODWILL	103,470	100,123
OTHER NONCURRENT ASSETS	10,915	9,276
Total assets	$351,110	$383,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,594	$2,071
Accounts payable	58,516	64,771
Accrued compensation and benefits	22,664	22,834
Billings in excess of costs and estimated earnings	29,657	37,104
Income taxes payable	—	3,700
Other current liabilities	26,746	29,288
Liabilities related to discontinued operations	122	—
Total current liabilities	139,299	159,768
LONG-TERM DEBT, NET OF CURRENT MATURITIES	8,809	6,751
STOCK WARRANT AND RELATED PUT OBLIGATION	2,342	—
Total liabilities	150,450	166,519
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 shares issued	393	393
Treasury stock, at cost, 1,041,864 and 24,462 shares, respectively	(6,305)	(148)
Additional paid-in capital	337,605	337,719
Deferred compensation	(540)	(1,587)
Retained earnings (deficit)	(130,493)	(119,780)
Total stockholders’ equity	200,660	216,597
Total liabilities and stockholders’ equity	$351,110	$383,116

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2002	2003	2004
REVENUES	$798,567	$783,171	$819,552
COST OF SERVICES	660,764	657,325	687,948
Gross profit	137,803	125,846	131,604
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	123,725	114,030	108,000
GOODWILL IMPAIRMENT	218	2,726	3,347
RESTRUCTURING CHARGES	1,878	3,223	—
Operating income	11,982	5,867	20,257
OTHER INCOME (EXPENSE):
Interest income	54	66	172
Interest expense	(4,317)	(3,893)	(1,566)
Write-off of debt costs and discount, net	(987)	(4,172)	—
Other	1,746	(178)	(403)
Other income (expense)	(3,504)	(8,177)	(1,797)
INCOME (LOSS) BEFORE INCOME TAXES	8,478	(2,310)	18,460
INCOME TAX EXPENSE (BENEFIT)	4,170	(1,174)	8,267
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,308	(1,136)	10,193
DISCONTINUED OPERATIONS:
Operating income (loss), net of applicable income tax benefit (expense) of $1,147, $(486) and $(27)	1,135	767	39
Estimated gain (loss) on disposition, including income tax benefit (expense) of $(23,324), $533 and $12	(12,002)	(5,210)	481
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(6,559)	(5,579)	10,713
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $26,317	(202,521)	—	—
NET INCOME (LOSS)	$(209,080)	$(5,579)	$10,713
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$0.11	$(0.03)	$0.27
Discontinued operations—
Income (loss) from operations	0.03	0.02	—
Estimated gain (loss) on disposition	(0.32)	(0.14)	0.01
Cumulative effect of change in accounting principle	(5.38)	—	—
Net income (loss)	$(5.56)	$(0.15)	$0.28
Diluted—
Income (loss) from continuing operations	$0.11	$(0.05)	$0.26
Discontinued operations—
Income (loss) from operations	0.03	0.02	—
Estimated gain (loss) on disposition	(0.31)	(0.14)	0.01
Cumulative effect of change in accounting principle	(5.31)	—	—
Net income (loss)	$(5.48)	$(0.17)	$0.27
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,605	37,702	38,409
Diluted	38,154	38,111	39,505

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

					Additional		Retained	Total
	Common Stock		Treasury Stock		Paid-In	Deferred	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2001	39,258,913	$393	(1,749,334)	$(10,924)	$340,186	$—	$84,166	$413,821
Issuance of Treasury Stock:
Issuance of shares for options exercised	—	—	242,146	1,499	(803)	—	—	696
Issuance of restricted stock	—	—	275,000	1,698	(618)	(1,080)	—	—
Shares exchanged in repayment of notes receivable	—	—	(49,051)	(204)	—	—	—	(204)
Shares received from sale of business	—	—	(55,882)	(263)	—	—	—	(263)
Shares received from settlement with former owner	—	—	(4,298)	(20)	—	—	—	(20)
Amortization of deferred compensation	—	—	—	—	(159)	295	—	136
Net loss	—	—	—	—	—	—	(209,080)	(209,080)
BALANCE AT DECEMBER 31, 2002	39,258,913	393	(1,341,419)	(8,214)	338,606	(785)	(124,914)	205,086
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)
BALANCE AT DECEMBER 31, 2003	39,258,913	393	(1,041,864)	(6,305)	337,605	(540)	(130,493)	200,660
Issuance of Treasury Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(209,080)	$(5,579)	$10,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Cumulative effect of change in accounting principle	202,521	—	—
Estimated gain (loss) on disposition of discontinued operations	12,002	5,210	(481)
Restructuring charges	1,878	3,223	—
Write-off of debt costs and discount	987	4,172	—
Depreciation expense	7,008	5,343	4,684
Goodwill impairment	218	2,726	3,347
Bad debt expense	3,701	2,785	2,873
Deferred tax expense (benefit)	3,715	809	(367)
Tax benefit from exercise of options	—	188	672
Extinguishment of subordinated notes	(658)	—	—
Amortization of debt financing costs	1,101	896	419
Loss (gain) on sale of assets	(893)	310	(24)
Deferred compensation expense	136	176	372
Mark-to-market warrant obligation	180	488	449
Amortization of debt discount	147	600	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	13,292	(5,657)	(10,741)
Inventories	2,427	2,058	(764)
Prepaid expenses and other current assets	2,598	(1,487)	1,129
Costs and estimated earnings in excess of billings	(822)	1,494	(9,280)
Other noncurrent assets	565	120	303
Increase (decrease) in—
Accounts payable and accrued liabilities	(27,744)	3,479	15,446
Billings in excess of costs and estimated earnings	1,052	3,178	7,447
Other, net	(241)	(22)	(13)
Taxes paid related to the sale of businesses	—	(11,006)	—
Net cash provided by operating activities	14,090	13,504	26,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,322)	(3,406)	(4,998)
Proceeds from sales of property and equipment	1,551	430	545
Proceeds from businesses sold, net of cash sold and transaction costs	154,360	(887)	1,977
Net cash provided by (used in) investing activities	150,589	(3,863)	(2,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving line of credit	(163,593)	(107)	—
Payments on other long-term debt	(18,338)	(14,736)	(1,607)
Borrowings of other long-term debt	15,202	10,018	40
Debt financing costs	(3,167)	(1,698)	(963)
Proceeds from exercise of options	696	914	1,262
Net cash used in financing activities	(169,200)	(5,609)	(1,268)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,521)	4,032	22,440
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	10,625	6,104	10,136
CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$6,104	$10,136	$32,576

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.   Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 54% of the Company’s consolidated 2004 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 46% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2004 revenues: HVAC—74%, plumbing—13%, building automation control systems—7%, and other—6%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash paid for interest for continuing and discontinued operations in 2002, 2003 and 2004 was approximately $5.3 million, $1.9 million, and $0.9 million, respectively. Cash paid for income taxes for continuing operations in 2002, 2003 and 2004 was approximately $4.9 million, $1.9 million and $6.8 million, respectively. Cash paid for income taxes for discontinued operations in 2002, 2003 and 2004 was approximately $5.8 million, $9.2 million and zero, respectively. The cash tax payments for 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. (“Emcor”). These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying Consolidated Statement of Cash Flows.

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

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Other income (expense)” in the statement of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions accounted for as purchases over the fair value of the net tangible assets acquired.

Long-Lived Assets

Long-lived assets are comprised principally of goodwill, property and equipment, and deferred income tax assets. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. The Company uses estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

Revenue Recognition

Approximately 80% of the Company’s revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which the Company engages in connection with obtaining installation contracts, the Company estimates its contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Then, as the Company performs under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments. For certain contracts where the Company performs multiple construction-related activities such as HVAC, plumbing, fire protection and other services, the contract may be segmented for revenue recognition purposes into separate projects if specific criteria are met under SOP 81-1. The contract price is assigned to the different services based upon the relative value of each service to the expected total contract revenue.

Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as the Company incurs costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims the Company might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, the Company does not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue or deferral of costs associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on the Company’s operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

Accounts Receivable

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after the Company has completed work on the project, typically for a period of six months. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2003 and 2004 are $34.7 million and $37.0 million, respectively, and are included in accounts receivable.

The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based upon the creditworthiness of its customers, prior collection history, ongoing relationships with its customers, the aging of past due balances, the Company’s lien rights, if any, in the property where the Company performed the work, and the availability, if any, of payment bonds applicable to the contract. The receivables are written off when they are deemed to be uncollectible.

Self-Insurance Liabilities

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third-party actuary semi-annually.

Warranty Costs

The Company typically warrants labor for the first year after installation on new HVAC systems. The Company generally warrants labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management’s estimate of future costs.

Income Taxes

The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least annually at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, the Company may not realize deferred tax assets to the extent it has estimated.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation (“Statement 123”).” Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted for periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in its statement of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $0.2 million and $0.7 million in 2003 and 2004, respectively.

Segment Disclosure

Comfort Systems’ activities are within the mechanical services industry, which is the single industry segment served by the Company. Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” each operating subsidiary represents an operating segment and these segments have been aggregated, as no individual operating unit is material and the operating units meet a majority of SFAS No. 131’s aggregation criteria.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the Company’s goodwill impairment testing.

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 3% of consolidated 2004 revenues.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a line of credit, notes payable, and long-term debt. The Company believes that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method under Opinion 25. Under this accounting method, no expense in connection with the Company’s stock option plans is recognized in the consolidated statements of operations when the exercise price of the stock options is greater than or equal to the value of the Common Stock on the date of grant. In October 1995, the FASB issued Statement 123, which requires that if a company accounts for stock-based compensation in accordance with Opinion 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the company’s statement of operations. These effects for the Company are as follows (in thousands, except per share data):

	2002	2003	2004
Net Income (Loss) as reported	$(209,080)	$(5,579)	$10,713
Add: Stock-based compensation included in reported net income, net of tax	88	114	242
Less: Compensation expense per SFAS No. 123, net of tax	(3,378)	(2,394)	(1,431)
Pro forma Net Income (Loss)	$(212,370)	$(7,859)	$9,524
Net Income (Loss) Per Share—Basic
Net Income (Loss) per share as reported	$(5.56)	$(0.15)	$0.28
Pro forma Net Income (Loss) per share	$(5.65)	$(0.21)	$0.25
Net Income (Loss) Per Share—Diluted
Net Income (Loss) per share as reported	$(5.48)	$(0.17)	$0.27
Pro forma Net Income (Loss) per share	$(5.57)	$(0.23)	$0.24

Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2003	2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	64.87%	62.24%	61.24%
Risk-free interest rate	4.07%-5.51%	2.94%-3.85%	3.96%-4.38%
Expected life of options	10 years	7 years	7 years

Restricted Stock—The Company has awarded shares of restricted stock to members of senior management, as discussed in Note 12, “Stockholders’ Equity.” The weighted-average fair value of shares awarded during 2002 and 2004 were $2.82 and $6.10, respectively. The Company did not grant any shares of restricted stock in 2003.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.   Discontinued Operations

From 2002 to 2004, the Company sold five small operating companies in separate transactions. The after-tax income of these companies has been reported in discontinued operations under “Operating income (loss), net of applicable income taxes” and is recapped below. Losses recognized by the Company on the sales of these units have been reported in discontinued operations under “Estimated loss on disposition, including income taxes” and are recapped below. These losses primarily resulted from the non-cash writeoff of goodwill associated with these units. These goodwill writeoffs were not tax deductible.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
After-tax income for five operating companies sold separately from 2002-2004, reported in discontinued operations under “Operating income (loss) net of applicable income taxes”	$887	$767	$39
Losses on the sales of five operating companies sold separately from 2002-2004, reported in discontinued operations under “Estimated loss on disposition, including income taxes”	$(169)	$(5,210)	$(470)

The last of the five units described above was sold in the second quarter of 2004. Assets and liabilities of this unit as December 31, 2003 were as follows (in thousands):

December 31, 2003
Cash	$7
Accounts receivable, net	372
Other current assets	22
Property and equipment, net	8
Goodwill, net	564
Total assets	$973
Accounts payable	$50
Other current liabilities	72
Total liabilities	$122

Sale of Companies to Emcor—On March 1, 2002, the Company sold 19 operations to Emcor Group, Inc. (“Emcor”). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. The Company has realized an aggregate loss of $10.9 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002. The reporting of the Company’s initial goodwill impairment charge in connection with adopting SFAS No. 142 is discussed further below in Note 4, “Goodwill.”

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

Of Emcor’s purchase price, $5 million was deposited into an escrow account to secure potential obligations on the Company’s part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining the Company’s liability to Emcor in connection with the settlement of certain claims as described subsequently in this section. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

The net cash proceeds of approximately $150 million received to date from the Emcor transaction were used to reduce the Company’s debt. The Company paid $10.4 million of taxes related to this transaction in March 2003.

In the fourth quarter of 2002, the Company recognized a charge of $1.2 million, net of tax benefit of $2.7 million, in discontinued operations under “Estimated loss on disposition, including income taxes” in connection with the Emcor transaction. This charge primarily related to a settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with the operations acquired from the Company. The gross amount of the settlement, before application of any escrow amounts or related tax benefits, was $7.9 million. Under this settlement, the Company was released from liability on all other outstanding receivables and issues relating to the profitability of projects that were in process at the time Emcor acquired these operations. The Company applied $4 million of the $5 million general escrow described above to reduce its liability under this settlement. Accordingly, for book purposes, $1.0 million of escrow remains available to apply against future claims that may arise from Emcor in connection with this transaction. The Company recorded a tax benefit of $1.4 million related to the net of the settlement amount and the application of the escrow. In addition, the Company also recognized a separate tax credit of $1.3 million in the fourth quarter of 2002 as a result of lower final tax liabilities in connection with the overall Emcor transaction than were estimated when the transaction originally closed in the first quarter of 2002. These fourth quarter 2002 charges are recapped below along with all other activity related to the Company’s aggregate loss on disposition recognized on the Emcor transaction.

The fourth quarter 2002 settlement with Emcor described above has been funded through $2.7 million of direct payments by the Company in 2003, and by the application of $3.3 million in escrow funds to date.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which took effect for the Company on January 1, 2002, the operating results of the companies sold to Emcor for all periods presented through the sale, as well as the loss on the sale of these operations, have been presented as discontinued operations.

There are ongoing open matters relating to this transaction that the Company continues to address with Emcor. The Company does not believe these open matters, either individually or in the aggregate, will have a material effect on the Company’s financial position when ultimately resolved. The Company maintains reserves for these matters, net of amounts receivable from escrow that it believes will ultimately be applied in settling these matters. During the second quarter of 2004, the Company concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, the Company reduced these reserves by $0.2 million, net of tax. These amounts are reflected in discontinued operations in 2004 as a reduction in the estimated loss on disposition of discontinued operations.

Recap of Income Statement Activity Affecting Loss on Disposition of Companies to Emcor (in thousands):

	Activity During Indicated Quarters	Cumulative Loss On Disposition
First Quarter 2002
Purchase Price	$186,250
Less escrow	(5,000)
Less book basis in net assets of companies sold	(163,576)
Less transaction wrap-up costs	(2,106)
Plus estimated tax liability associated with transaction	(26,180)
Loss recognized during First Quarter 2002	(10,612)	$(10,612)
Fourth Quarter 2002
Settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with companies sold to Emcor	(7,884)
Application of escrow in the settlement	4,000
Tax benefit of settlement	1,359
Reduction in estimated tax liability on sale transaction as a whole	1,371
Other	(67)
Loss recognized during Fourth Quarter 2002	(1,221)	(11,833)
Second Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	512
Taxes related to reduction in reserves	(179)
Reduction to loss recognized in Second Quarter 2004	333	(11,500)
Fourth Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	371
Taxes related to reduction in reserves	(130)
Reduction in estimated tax liability on sale transaction as a whole	377
Reduction to loss recognized in Fourth Quarter 2004	618	$(10,882)

Cumulative Cash Proceeds
Recap of Cash Proceeds on Emcor Transaction (in thousands):
Purchase Price	$186,250
Less escrow for post-closing balance sheet adjustment	(2,500)
Less general escrow	(5,000)
Less debt and accrued interest transferred to Emcor relating to companies sold to Emcor	(22,479)
Initial cash proceeds	156,271
Additional proceeds received in Second Quarter 2002 relating to post-closing balance sheet adjustment, net of related escrow	7,050
Recovery in Second Quarter 2002 of escrow for post-closing balance sheet adjustment	2,500
Direct payments by the Company in 2003 related to Fourth Quarter 2002 settlement for reimbursement of impaired assets and additional liabilities of companies sold to Emcor	(2,744)
Payment of income taxes in 2003 in connection with the transaction	(10,371)
Payment of transaction and wrap-up costs	(2,427)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	400
Other	(557)
Net cash proceeds received as of December 31, 2004	$150,122

Recap of Use of General Escrow in Emcor Transaction (in thousands):
Escrow Income Statement Recognition
Original general escrow—not recognized in income statement determination of loss on disposition of companies to Emcor	$5,000
Application of escrow in Fourth Quarter 2002 to reduce additional loss on transaction in connection with settlement involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(4,000)
Remaining escrow available as of December 31, 2004 to be applied against any income statement charges associated with future claims that may arise in connection with the transaction	$1,000
Escrow Funds Use
Original general escrow	$5,000
Use in 2003 in connection with settlement in Fourth Quarter 2002 involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(3,339)
Use in 2004 in connection with the settlement of other matters	(196)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	(400)
Remaining escrow balance as of December 31, 2004, available to be applied to future claims that may arise in connection with transaction	$1,065

Revenues and pre-tax income (loss) related to the operations discontinued in 2002, 2003 and 2004 were as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenues	$116,754	$14,321	$684
Pre-tax income (loss)	$(12)	$1,253	$66

The Company’s consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. Interest expense allocated to the discontinued operations in 2002 was $1.5 million. This amount was allocated based upon the Company’s net investment in these operations. No additional interest expense was allocated to discontinued operations subsequent to the first quarter of 2002.

4.   Goodwill

In most businesses the Company has acquired, the value paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. Under previous generally accepted accounting principles, goodwill was required to be amortized, or regularly charged to the Company’s operating results in its statement of operations.

SFAS No. 142, “Goodwill and Other Intangible Assets,” went into effect in 2002. The Company adopted it as of January 1, 2002. SFAS No. 142 requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

The Company currently performs its annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. In 2002, the Company performed its annual impairment test as of December 31. The Company changed its measurement date in 2003 to earlier in the fourth quarter to have additional time to quantify the fair value of the Company’s reporting units and to evaluate the results of the impairment testing. In addition to discontinuing the regular charge, or amortization, of goodwill against income, the new standard also introduces more rigorous criteria for evaluating the impairment of goodwill.

To perform the transitional impairment testing required by SFAS No. 142 under its new, more rigorous impairment criteria, the Company broke its operations into “reporting units” based on the degree of operating and financial independence of each unit and the Company’s related management of them, as prescribed by the new standard, and tested each of these reporting units for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

As provided by SFAS No. 142, the transitional impairment loss identified by applying the standard’s new, more rigorous valuation methodology upon initial adoption of the standard was reflected as a cumulative effect of a change in accounting principle in the Company’s statement of operations. The resulting non-cash charge was $202.5 million, net of tax benefit, and was recorded during the first quarter of 2002. Impairment charges recognized after the initial adoption, if any, generally are to be reported as a component of operating income. Additional impairment charges of $0.2 million, $2.7 million and $3.3 million were recorded during the fourth quarters of 2002, 2003 and 2004, respectively. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of the Company’s reporting units as part of the Company’s annual budgeting and business planning process. The impairment charge during 2004 resulted from the Company’s estimation during the fourth quarter of 2004 that the operating environment, conditions and performance of certain of the Company’s entities could no longer support the goodwill balances associated with them.

The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

Goodwill balance as of December 31, 2002(a)	$113,427
Goodwill related to sale of operations	(6,225)
Impairment adjustment	(2,726)
Reduction in goodwill related to deferred tax adjustment	(442)
Goodwill balance as of December 31, 2003(a)	104,034
Goodwill related to sale of operation	(564)
Impairment adjustment	(3,347)
Goodwill balance as of December 31, 2004	$100,123

(a)    A portion of this goodwill balance is included in “Assets Related to Discontinued Operations” in the Company’s consolidated balance sheet.

5.   Restructuring Charges

During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

During the first quarter of 2002, the Company recorded restructuring charges of approximately $1.9 million. These charges included approximately $0.8 million for severance costs primarily associated with the reduction in corporate office overhead in light of the Company’s smaller size following the Emcor transaction described in Note 3, “Discontinued Operations.” The severance costs related to the termination of 33 employees, all of whom had left the Company by March 31, 2002. The restructuring charges for the quarter also included approximately $0.7 million for costs associated with decisions to merge or close three smaller divisions and realign regional operating management.

Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2002, 2003 and 2004 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2002:
Severance	$210	$846		$(1,056)	$—
Lease termination costs and other	1,148	704		(852)	1,000
Total	$1,358	$1,550		$(1,908)	$1,000
Year Ended December 31, 2003:
Severance	$—	$1,506		$(1,506)	$—
Lease termination costs and other	1,000	1,716		(971)	1,745
Total	$1,000	$3,222		$(2,477)	$1,745
Year Ended December 31, 2004:
Lease termination costs and other	$1,745	$610	(a)	$(1,074)	$1,281

(a)    These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

6.   Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2003	2004
Transportation equipment	3-7	$12,583	$9,492
Machinery and equipment	3-10	16,021	15,890
Computer and telephone equipment	3-7	15,651	15,730
Buildings and leasehold improvements	4-40	7,762	8,036
Furniture and fixtures	3-10	5,869	5,039
		57,886	54,187
Less—Accumulated depreciation		(44,663)	(41,199)
Property and equipment, net		$13,223	$12,988

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $6.3 million, $5.3 million and $4.7 million, respectively.

7.   Detail of Certain Balance Sheet Accounts

Activity in the Company’s allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2002	2003	2004
Balance at beginning of year	$9,476	$5,906	$5,010
Additions for bad debt expense	1,962	2,733	2,873
Deductions for uncollectible receivables written off, net of recoveries	(5,532)	(3,629)	(2,533)
Other receivables reserves previously included in other accrued liabilities	—	—	700
Balance at end of year	$5,906	$5,010	$6,050

Other current liabilities consist of the following (in thousands):

	December 31,
	2003	2004
Accrued warranty costs	$2,411	$3,859
Accrued self insurance expense	14,696	17,017
Other current liabilities	9,639	8,412
	$26,746	$29,288

Contracts in progress are as follows (in thousands):

	December 31,
	2003	2004
Costs incurred on contracts in progress	$467,234	$571,987
Estimated earnings, net of losses	109,338	123,503
Less—Billings to date	(590,067)	(707,154)
	$(13,495)	$(11,664)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,162	$25,440
Billings in excess of costs and estimated earnings on uncompleted contracts	(29,657)	(37,104)
	$(13,495)	$(11,664)

8.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2003	2004
Revolving credit facility	$—	$—
Term loan	10,000	8,500
Other	403	322
Total debt	10,403	8,822
Less—current maturities	(1,594)	(2,071)
Total long-term portion of debt	$8,809	$6,751

The Company estimates the fair value of long-term debt as of December 31, 2003 and 2004 to be approximately the same as the recorded value. At December 31, 2004, future principal payments of long-term debt are as follows (in thousands):

Year Ending December 31—
2005	$2,071
2006	2,071
2007	2,068
2008	2,553
2009	36
Thereafter	23
$8,822

Credit Facility

On December 31, 2003, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of December 31, 2004 the total of the Facility was $53.5 million, with $8.5 million in borrowings outstanding, $17.9 million in letters of credit outstanding, and $27.1 million of credit available. As of February 25, 2005, the total of the Facility was $53.0 million, with $8.0 million in borrowings outstanding, $18.6 million in letters of credit outstanding, and $26.4 million of credit available. The Facility consists of two parts: a term loan and a revolving credit facility.

The original term loan under the Facility (the “Term Loan”) was $10 million, which the Company borrowed upon the closing of the Facility. The Term Loan must be repaid in installments of $0.5 million payable at the beginning of each quarter over five years, the first installment of which was paid in the second quarter of 2004. The Facility requires prepayments of the Term Loan in certain circumstances generally involving the sale of assets. All principal payments under the Term Loan permanently reduce the original $10 million capacity under this portion of the Facility.

The Facility also included a three-year $40 million revolving credit facility (the “Revolving Loan”) available for borrowings or letters of credit. This was increased to $45 million in the second quarter of 2004. The Facility requires that borrowings outstanding under the Revolving Loan must be less than $2 million for ten consecutive business days at least once during each year. The Company has already satisfied this condition for 2005.

Certain of the Company’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on the Company’s behalf, such as to beneficiaries under the Company’s self-funded insurance programs. The Company has also occasionally used letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. The Company’s lenders issue such letters of credit through the Revolving Loan portion of the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder’s claim. Absent a claim, there is no payment or reserving of funds by the Company in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by the Company to its lenders, letters of credit are treated as a use of Facility capacity just the same as actual borrowings. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. Claims against letters of credit are rare in the Company’s industry. The Company has never had a claim made against a letter of credit that resulted in payments by a lender or by the Company. The Company believes that it is unlikely that it will have to fund claims under a letter of credit in the foreseeable future.

The Company’s borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2004 was $87.5 million. This borrowing base is substantially greater than the current $53.5 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under

Covenants and Restrictions. Covenant compliance is measured as of each quarterend. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if the Company’s debt level under the Facility at a quarterend covenant compliance measurement date caused the Company to violate the Facility’s debt-to-EBITDA covenant (described in more detail below) the Company’s borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of December 31, 2004	As of February 25, 2005
		(unaudited)
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	8,500	8,000
Other non-Facility debt	322	316
Total debt	$8,822	$8,316
Letters of credit	$17,880	$18,619
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$27,120	$26,381
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-EBITDA Covenant	$27,120	n/a

The Company may terminate the Facility in full at any time. If the Company elects to partially reduce the Facility during the year ended December 31, 2005, such reduction cannot exceed $5 million. If the Company elects to partially reduce the Facility during the year ended December 31, 2006, such reduction cannot exceed $10 million, less any reductions it made prior to that year.

Collateral

The Facility is secured by first liens on substantially all the assets of the Company except for assets related to projects subject to surety bonds. The Facility is secured by a second lien on these assets, which are discussed further below. The Company’s assets are primarily held by its subsidiaries. Accordingly, the Facility is also secured by the capital stock of current and future subsidiaries, and these entities guarantee repayment of amounts due under the Facility.

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2004, the amount of these assets was approximately $54.6 million.

Interest Rates and Fees

The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates for Term Loan and Revolving Loan borrowings, respectively. These additional margins are determined based on the ratio of the Company’s total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending as of that quarterend, as shown below. EBITDA as defined under the Facility is discussed in more detail below under Covenants and Restrictions.

Under the other interest rate option termed the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.” Additional margins are then added to LIBOR for Term Loan and Revolving Loan borrowings, respectively, based on the Company’s ratio of debt to EBITDA, as shown below.

Letter of credit fees under the Facility are also based on the Company’s ratio of debt to EBITDA, as shown below.

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2004 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	2.75%
Citibank, N.A. Prime Rate	5.25%
Eurodollar Rate Option:
One-month LIBOR	2.40%
Six-month LIBOR	2.78%

	Debt to EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest
Margin Added Under:
Term Loan—
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan—
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.875%	2.25%	2.625%

Commitment fees of 0.375% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $1.5 million in financing and professional costs in connection with the arrangement of the Facility. These costs are being amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.4 million during 2004, $0.5 million per year during the second and third years of the Facility, and $0.1 million per year during the fourth and fifth years of the Facility. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

The weighted average interest rate that the Company has paid on borrowings under the Facility during 2004 is 5.16% per annum. This reflects a combination of borrowings under both interest rate options described above, as well as a transaction in which the interest rate relating to $10 million in principal value of debt was fixed at 5.12% through early July 2004. These rates do not include amortization of debt financing and arrangement costs or mark-to-market adjustments for derivatives. Following the expiration in early July 2004 of the fixed interest commitment referred to above, the Company estimates that its weighted average interest rate, now entirely on a floating basis, is currently approximately 5.28%.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The Facility’s principal financial covenants include:

Debt Service Coverage Ratio—The Facility requires that the ratio of EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s debt service coverage ratio as of December 31, 2004 as measured under this covenant was 8.85 as compared to a minimum covenant requirement of 2.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of December 31, 2004 as measured under this covenant was $116.5 million, as compared to a covenant minimum of $91.5 million.

Debt to EBITDA—The Facility requires that the Company’s ratio of debt to EBITDA not exceed 2.0. The Company’s debt-to-EBITDA ratio as of December 31, 2004 as measured under this covenant was 0.31.

Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company’s capital expenditures during the twelve months ended December 31, 2004 were $5.0 million.

Surety—The Facility contains provisions that may have the practical effect of limiting the Company’s use of surety bonding in excess of $145 million of bonded backlog to the lesser of (a) the amount of surety bonds outstanding which results in the ratio of receivables relating to bonded contracts to total receivables not exceeding 35%; and (b) $275 million in bonded backlog. As of December 31, 2004, the Company’s ratio of bonded receivables to total receivables was 26.9%, and its bonded backlog was $158.4 million.

Other Restrictions—The Facility prohibits payment of dividends and repurchase of shares by the Company, and limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. The Facility also includes a customary provision under which the lenders may demand immediate repayment of borrowings and disposition of letters of credit if they conclude that the Company’s business or financial position has suffered a material adverse change. However, the Facility does not include any mechanisms allowing the lenders immediate access to the Company’s ongoing cash flow in the event of a default or an immediate repayment demand by the lenders. In view of the Company’s financial position, and what management believes are its prospects for profitability and positive cash flow in the future, the Company believes that the probability that its lenders will invoke the Facility’s material adverse change provision in the foreseeable future is remote. As a result, debt under the Facility is classified as long-term, other than amounts due within one year.

Interest Expense and Related Charges in Connection with Previous Credit Facilities

The credit facility that preceded the Company’s current one was in place from October 2002 to December 2003. The Company’s next previous credit facility had been in place for several years through October 2002. Interest expense for 2002, 2003 and 2004 included the following primary elements (in thousands):

	2002		2003	2004
Interest expense on borrowings, and unused commitment fees	$2,889		$1,397	$704
Letter of credit fees	—	(a)	512	443
Amortization of deferred debt arrangement costs and discount	1,248		1,496	419
Mark-to-market adjustments on derivatives	180		488	—
Total	$4,317		$3,893	$1,566

(a)           In 2002, letter of credit amounts outstanding and related fees were significantly lower. These fees were treated as an element of bank service charges in selling, general and administrative expenses during this period.

When the Company’s previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. The largest of these write-offs occurred in the fourth quarter of 2003 when the Company established its current facility and terminated the preceding facility, which had been in place just over one year. This write-off was partially offset by a $1.3 million gain associated with the reduction in the value of a stock warrant and related put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder’s ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related credit facility. These charges are reported as “Write-off of debt costs and discount, net” in the Company’s consolidated statement of operations, and include the following primary elements (in thousands):

	2002	2003
Write-off of deferred financing fees and transaction costs	$987	$3,246
Write-off of discount originally arising from issue of stock warrant and related put to credit facility lender	—	2,250
Reduction in valuation of warrant and put obligation	—	(1,324)
Total	$987	$4,172

The warrant was exercised in the fourth quarter of 2004. As a result of the exercise, the related put rights associated with the warrant terminated.

9.   Income Taxes

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current—
Federal	$(343)	$(2,400)	$7,097
State and Puerto Rico	861	592	1,537
	518	(1,808)	8,634
Deferred—
Federal	2,875	842	537
State and Puerto Rico	777	(208)	(904)
	3,652	634	(367)
	$4,170	$(1,174)	$8,267

The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Income tax expense (benefit) at the statutory rate	$2,967	$(809)	$6,461
Increase resulting from—
State income taxes, net of federal tax effect	(434)	(615)	688
Increase (decrease) in valuation allowance	1,498	1,427	(621)
Increase (decrease) in contingency reserves	—	(1,849)	12
Non-deductible goodwill impairment	—	688	1,172
Non-deductible expenses	147	(16)	502
Other	(8)	—	53
	$4,170	$(1,174)	$8,267

Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2003	2004
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,407	$2,287
Goodwill	8,761	6,902
Accrued liabilities and expenses	8,144	8,993
State net operating loss carryforwards	4,737	3,282
Other	110	210
Total deferred income tax assets	23,159	21,674
Deferred income tax liabilities—
Property and equipment	(1,012)	(1,012)
Long-term contracts	(79)	(477)
Total deferred income tax liabilities	(1,091)	(1,489)
Less—Valuation allowance	(3,972)	(1,896)
Net deferred income tax assets	$18,096	$18,289

The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2003	2004
Deferred income tax assets—
Prepaid expenses and other	$9,514	$10,737
Other non-current assets	8,582	7,552
Total deferred income tax assets	$18,096	$18,289

At December 31, 2004 the Company had future tax benefits of $3.3 million related to $76.5 million of available state net operating loss carryforwards for income tax purposes which expire in 2005 through 2024. Valuation allowances of $1.7 million and $0.2 million, respectively, have been recorded against net operating loss carryforwards and related net state deferred tax assets. Future tax benefits for state net operating losses decreased by $1.5 million, offset by a decrease in valuation allowance of $2.1 million for the year ending December 31, 2004. A deferred tax asset for state net operating loss carryforwards, net of related valuation allowance, of $1.6 million reflects the Company’s conclusion that is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. The Company updates this assessment of the realizability of deferred tax assets relating to state net operating loss carry-forwards on a quarterly basis.

The Company is routinely audited by federal, state and local tax authorities. During 2004, the Company filed a refund claim with the Internal Revenue Service (IRS) to carry back a taxable loss reported on its 2003 income tax return to the Company’s 2001 tax year. The IRS is required by law to review the Company’s claim and has notified the Company of its intent to conduct an examination the Company’s 2003 tax return during 2005. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based upon management’s assessment of the probability that these examinations will result in additional total income tax payments. Tax reserves are analyzed quarterly and adjustments are recorded, as events occur to warrant adjustment to the reserve. As of December 31, 2004, the Company has recorded $1.2 million in income tax reserves. For the years ended December 31, 2003 and 2004, the Company recorded decreases of $1.8 million and $0.4 million, respectively, resulting from changes in management’s assessment of needed income tax reserves.

Certain provisions of the American Jobs Creation Act of 2004 (the Act) permit potentially favorable federal income tax treatment of non-U.S. earnings that are repatriated during 2004 and 2005. Earnings from the Company’s operations in Puerto Rico are subject to these provisions. Whether the repatriation provisions are favorable to a company depends on facts and circumstances specific to that company. Management analyzed the potential income tax consequences of the repatriation provisions of the Act on the Company and determined that no earnings should be repatriated from its non-U.S. operations during 2004 solely because of the Act. During 2004, the Company accrued income taxes on a portion of the Company’s non-U.S. earnings to account for their eventual repatriation. The Company will reassess broader repatriation plans during 2005.

10.   Employee Benefit Plans

The Company and certain of the Company’s subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company’s operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $3.3 million for 2002, $2.6 million for 2003 and $2.8 million for 2004. Of these amounts, approximately $0.2 million and less than $0.1 million were payable to the plans at December 31, 2003 and 2004, respectively.

Certain of the Company’s subsidiaries also participate in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2004, the Company had 103 employees who were union members. Company contributions to these plans were approximately $0.3 million for 2002, $0.5 million for 2003 and $0.9 million for 2004. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

11.   Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $16.1 million, $16.0 million, and $15.5 million, respectively. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company’s operations. The terms of these leases range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2002, 2003 and 2004 rent expense above are approximately $4.6 million, $3.8 million and $2.9 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2005	$8,541
2006	7,170
2007	6,608
2008	5,256
2009	3,877
Thereafter	12,384
$43,836

Claims and Lawsuits

The Company is party to litigation in the ordinary course of business. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company’s remaining litigation involves matters with significantly smaller individual potential losses.

The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. In management’s opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s operating results or financial condition.

Surety

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. If the Company fails to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. To date, the Company is not aware of any losses to its sureties in connection with bonds the sureties have posted on the Company’s behalf, and does not expect such losses to be incurred in the foreseeable future.

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% of the Company’s business has required bonds. While the Company has enjoyed a longstanding relationship with its primary surety and has recently added another surety to further support its bonding needs, current market conditions as well as changes in the sureties’ assessment of the Company’s operating and financial risk could cause the sureties to decline to issue bonds for the Company’s work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significantly greater amount of cash on its balance sheet than debt, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company’s revenues and profits to decline in the near term.

Self-Insurance

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third-party actuary semi-annually.

12.   Stockholders’ Equity

Restricted Stock Grants

The Company awarded 225,000 shares of restricted stock to five members of senior management on June 8, 2004 under its 2000 Equity Incentive Plan. The shares are subject to full forfeiture if the Company does not meet certain performance levels for the twelve-month period ending June 30, 2005. The grants are also subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. The latter forfeiture provisions lapse pro rata over three-year or four-year periods that started on the date of the respective grants.

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

Compensation expense relating to the grants is charged to earnings over the respective three-year or four-year periods during which their forfeiture provisions lapse. The initial value of each award was established based on the market price on the date of grant, and was reflected as a reduction of stockholders’ equity for unearned compensation at that time. This value, and the related compensation expense, is adjusted up or down based on the market price of the Company’s stock during the first year following each respective grant while the performance conditions are in effect. Once the performance conditions are met, the value of the award is fixed based on the market price of the Company’s stock at that time, and is charged to earnings over the remaining two-year or three-year period during which remaining forfeiture provisions lapse.

Warrant

In connection with a previous credit facility, the Company granted a lender a warrant to purchase 409,051 shares of Company common stock (“Common Stock”) for nominal consideration. The warrant was exercised in October 2004 in a cashless transaction, whereby the Company issued 408,144 shares upon exercise of the warrant.

When the warrant was originally issued, it carried additional rights involving increases in, registration of, and sale of shares related to the warrant. The warrant holder also had the right to “put,” or require the Company to repurchase, some or all of the shares related to the warrant in certain circumstances.  Some of these rights were waived in December 2003 when the credit facility in connection with which the warrant was originally issued was terminated.

The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company’s obligations under the previous credit facility, and as an obligation in long-term liabilities. When this credit facility was terminated in December 2003, the discount reflected against debt under the credit facility was written off and included in “Write-off of debt costs and discount, net” in the Company’s consolidated statement of operations. Also upon the termination of the credit facility, the warrant holder waived certain of the additional rights under the warrant and put. In connection with this waiver, the Company recognized a $1.3 million gain in December 2003 associated with the reduction in the value of the warrant and put obligation. This gain was also included in the “Write-off of debt costs and discount, net” caption.

As noted above, the warrant was exercised in a cashless transaction in October 2004. As a result of the exercise, all additional rights under the warrant described above have terminated. Also as a result of the exercise, the remaining value of the warrant was eliminated as an obligation and added to stockholders’ equity in October 2004.

While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Common Stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company’s statement of operations for that period and in the Company’s long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the years ended December 31, 2002 and 2003, these adjustments were losses of $0.2 million and $0.5 million, respectively, and were included in interest expense because the warrant and put related to the Company’s then-existing credit facility. Because the warrant and put did not relate to the Company’s current credit facility, mark-to-market adjustments during the year ended December 31, 2004, which were losses of $0.4 million, are reflected as other income (expense) in the Company’s statement of operations. Now that the warrant and put are no longer outstanding, there will be no further mark-to-market adjustments to income associated with them.

Restricted Common Stock

In March 1997, Notre Capital Ventures II, L.L.C. (“Notre”) exchanged 2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock (“Restricted Voting Common Stock”). The holders of Restricted Voting Common Stock are entitled to elect one member of the

Company’s Board of Directors and to 0.55 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Voting Common Stock are not entitled to vote on the election of any other directors.

Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock are converted into shares of Common Stock. As of December 31, 2004, there were 1,054,888 shares of Restricted Voting Common Stock remaining.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.”  Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 1.3 million shares of Common Stock at prices ranging from $7.00 to $21.438 per share which were outstanding for the year ended December 31, 2004, were not included in the computation of diluted EPS because they were anti-dilutive.

Including options in an EPS calculation for a period in which a loss is reported is also anti-dilutive. Accordingly, because the Company reported a loss from continuing operations for the year ended December 31, 2003, options outstanding for the year ended December 31, 2003, to purchase 5.6 million shares of Common Stock at prices ranging from $1.90 to $21.438 per share were not included in the computation of diluted EPS because they were anti-dilutive.

Options to purchase 3.2 million shares of Common Stock at prices ranging from $3.81 to $21.438 per share were outstanding for the year ended December 31, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price during the year of the Common Stock.

The following table summarizes information regarding the Company’s outstanding stock options as of December 31, 2002, 2003 and 2004:

	Number of Options Outstanding
Exercise Price	December 31, 2002	December 31, 2003	December 31, 2004
$1.90	—	892,000	677,750
$2.14	10,000	10,000	10,000
$2.19	10,000	10,000	10,000
$2.25	379,500	276,000	203,250
$2.34	52,000	2,000	500
$2.36	—	50,000	50,000
$2.43	10,000	10,000	10,000
$2.875	1,733,258	1,235,675	926,326
$3.39	110,000	110,000	10,000
$3.8125	500,000	500,000	500,000
$3.86	79,000	79,000	79,000
$4.18	—	102,500	102,500
$4.24	20,000	15,000	15,000
$4.77	40,000	40,000	40,000
$6.00	193,500	168,500	153,000
$6.62	—	—	39,000
$6.64	—	—	55,000
$6.75	10,000	5,000	5,000
$7.00	—	—	50,000
$7.625	37,700	37,700	32,200
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	2,333,343	2,082,439	539,525
	5,518,301	5,625,814	3,508,051

As noted above in Note 12, “Stockholders’ Equity,” the Company issued a warrant to purchase 409,051 shares of Common Stock along with related put rights for nominal consideration. The dilutive impact of this warrant was computed assuming the issuance of shares equal to the value of the warrant obligation at the end of any given period while it was outstanding, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. This impact was dilutive for the year ended December 31, 2003. As this impact was anti-dilutive for the years ended December 31, 2002 and 2004, the effect of the warrant was excluded from earnings per share amounts for those periods. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

The following tables reconcile the income (loss) from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2002	2003	2004
Income (loss) from continuing operations used in computing earnings per share—basic	$4,308	$(1,136)	$10,193
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	488	—
Reduction in valuation of warrant and put obligation (after tax)	—	(1,324)	—
Income (loss) from continuing operations used in computing earnings per share—diluted	$4,308	$(1,972)	$10,193
Net income (loss) used in computing earnings per share—basic	$(209,080)	$(5,579)	$10,713
Mark-to-market adjustment related to warrant and put obligation (after tax)	—	488	—
Reduction in valuation of warrant and put obligation (after tax)	—	(1,324)	—
Net income (loss) used in computing earnings per share—diluted	$(209,080)	$(6,415)	$10,713

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2002	2003	2004
Common shares outstanding, end of period(a)	37,642	37,992	38,909
Effect of using weighted average common shares outstanding	(37)	(290)	(500)
Shares used in computing earnings per share—basic	37,605	37,702	38,409
Effect of shares issuable under stock option plans based on the treasury stock method	381	—	1,056
Effect of shares issuable related to warrants	—	409	—
Effect of contingently issuable restricted shares	168	—	40
Shares used in computing earnings per share—diluted	38,154	38,111	39,505

(a)           Excludes 275,000, 225,000 and 325,000 shares of unvested contingently issuable restricted stock outstanding as of December 31, 2002, 2003 and 2004, respectively (see “Restricted Stock Grants” above).

13.   Stock Option Plans

Long-Term Incentive Plans

In March 1997, the Company’s stockholders approved the Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants to the Company. Aggregate options granted under the 1997 Plan may not exceed 13% of the total number of shares of Common Stock outstanding at the time of any grant under the plan. The options the Company has granted under the 1997 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. The options expire after seven years from the date of grant if unexercised. Outstanding options may be canceled and reissued under terms specified in the plan. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of December 31, 2004, there were 3,150,161 shares available for issuance under this plan. The 1997 Plan will expire in March 2007.

In May 2000, the Company’s stockholders approved the Company’s 2000 Incentive Plan (the “2000 Plan”) which provides for the granting of incentive or non-qualified stock options, restricted stock or performance awards to directors, employees and other persons or entities as approved by the Board of Directors. The options the Company has granted under the 2000 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised. Under the 2000 Plan, 3.5 million shares were authorized for issuance, of which 1,000 remain available for issuance as of December 31, 2004.

Non-Employee Directors’ Stock Plan

In March 1997, the Company’s stockholders approved the 1997 Non-Employee Directors’ Stock Plan (the “Directors’ Plan”), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors’ Plan is 500,000 shares. The Directors’ Plan provided for the automatic grant of options to purchase 10,000 shares to each non-employee director serving at the commencement of the initial public offering of the Company.

Under the Directors’ Plan, each non-employee director is granted options to purchase 10,000 shares at the time of the director’s initial election. In addition, each non-employee director is automatically granted options to purchase an additional 10,000 shares at each annual meeting of the stockholders that is more than two months after the date of the director’s initial election. All options are granted with an exercise price equal to the fair market value at the date of grant and are immediately vested upon grant.

Either at the time of the initial public offering or upon election as a director, options were granted to six members of the Board of Directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received options for shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. These options will expire at the earlier of ten years from the date of grant or one year after termination of service as a director. As of December 31, 2004, 220,000 options were outstanding related to this plan.

The Directors’ Plan allows non-employee directors to receive shares (“Deferred Shares”) at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2004.

The Company has never altered the price of any option after its grant.

The following table summarizes activity under the Company’s stock option plans:

	2002		2003		2004
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	7,158,722	$8.59	5,518,301	$8.26	5,625,814	$7.43
Granted	229,000	$3.79	1,119,500	$2.13	144,000	$6.76
Exercised	(242,146)	$2.88	(332,041)	$2.75	(440,508)	$2.87
Forfeited	(1,627,275)	$9.90	(679,946)	$7.72	(658,986)	$9.85
Expired	—	$—	—	$—	(1,162,269)	$13.55
Outstanding at end of year	5,518,301	$8.26	5,625,814	$7.43	3,508,051	$5.49
Options exercisable at end of year	3,579,155		3,537,269		2,661,601
Weighted-average fair value of options granted during the year	$2.90		$1.36		$4.33

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$ 1.90 - 2.875	1,887,826	6.90 years	$2.43	1,283,951	$2.67
$ 3.39 - 7.625	1,080,700	6.03 years	$4.72	838,125	$4.54
$ 11.75 - 16.8125	204,100	1.24 years	$13.46	204,100	$13.46
$17.875 - 21.438	335,425	0.42 years	$20.31	335,425	$20.31
$ 1.90 - 21.438	3,508,051	5.68 years	$5.49	2,661,601	$6.31

14.   Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2003 and 2004 is summarized as follows (in thousands, except per share data):

	2003
	Q1	Q2	Q3	Q4
Revenues	$179,269	$198,799	$207,740	$197,363
Gross profit	$26,992	$33,897	$34,840	$30,117
Operating income (loss)	$(4,582)	$4,023	$6,066	$360
Income (loss) from continuing operations(a)	$(4,140)	$2,447	$2,595	$(2,038)
Discontinued operations—
Operating results, net of tax	$236	$126	$353	$52
Estimated loss on disposition, including tax	$(912)	$—	$(2,773)	$(1,525)
Net income (loss)	$(4,816)	$2,573	$175	$(3,511)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.11)	$0.07	$0.07	$(0.05)
Discontinued operations—
Income from operations	—	—	0.01	—
Estimated loss on disposition	(0.02)	—	(0.08)	(0.04)
Net income (loss)	$(0.13)	$0.07	$—	$(0.09)
Diluted—
Income (loss) from continuing operations	$(0.11)	$0.07	$0.07	$(0.08)
Discontinued operations—
Income from operations	—	—	0.01	—
Estimated loss on disposition	(0.02)	—	(0.08)	(0.04)
Net income (loss)	$(0.13)	$0.07	$—	$(0.12)
Cash flow from operations	$(2,343)	$13,923	$(6,437)	$8,361

	2004
	Q1	Q2	Q3	Q4
Revenues	$192,801	$203,948	$211,530	$211,273
Gross profit	$30,024	$33,121	$33,280	$35,179
Operating income	$2,969	$7,404	$6,593	$3,291
Income from continuing operations(b)	$1,010	$4,305	$3,490	$1,388
Discontinued operations—
Operating results, net of tax	$33	$6	$—	$—
Estimated gain (loss) on disposition, including tax	$—	$(137)	$—	$618
Net income	$1,043	$4,174	$3,490	$2,006
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.03	$0.11	$0.09	$0.03
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain (loss) on disposition	—	—	—	0.02
Net income	$0.03	$0.11	$0.09	$0.05
Diluted—
Income from continuing operations	$0.03	$0.10	$0.09	$0.03
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain (loss) on disposition	—	—	—	0.02
Net income	$0.03	$0.10	$0.09	$0.05
Cash flow from operations	$(4,733)	$12,393	$5,121	$13,403

The Company’s quarterly results of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations.

(a)          Fourth quarter 2003 includes a goodwill impairment charge of $2.7 million that was not deductible for tax purposes, a non-cash write-off of $4.7 million of deferred financing costs and discount related to the Company’s previous credit facility and a gain of $1.3 million on the reduction in the valuation of the warrant and put obligation.

(b)         Fourth quarter 2004 includes a goodwill impairment charge of $3.3 million that was not deductible for tax purposes.

The sums of the individual quarterly earnings per share amounts do not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options, warrants, and contingently issuable restricted stock in each quarter.

15.   Subsequent Event

On January 17, 2005, the Company acquired Granite State Plumbing & Heating (“Granite”) from Keyspan Corporation. Granite is located near Manchester, N.H. and had 2004 revenues of approximately $25 million and EBITDA of approximately $1 million. The Company’s purchase price was $2.8 million in cash, which approximated the book value of Granite’s tangible net assets as of December 31, 2004.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in accordance with and within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal controls over financial reporting can also be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy. The Company has made this code of ethics available on our website, as described in Item 1 of this annual report on Form 10-K. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2004 and such information is hereby incorporated by reference.

ITEM 11.   Executive Compensation

The information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under this item in the 120 days following December 31, 2004 and such information is hereby incorporated by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management has been omitted in accordance with the instructions to Form 10-K and such information is hereby incorporated by reference. The Company will file with the Commission a definitive proxy statement including the remaining information to be disclosed under Item 12 in the 120 days following December 31, 2004. The following table sets forth information about the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,515,876	$5.489	3,356,161	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,515,876	$5.489	3,356,161	(1)

(1)          Reflects availability of (i) 205,000 shares under our 1997 Non-Employee Director Plan, (ii) 1,000 shares under our 2000 Equity Incentive Plan, and (iii) 3,150,161 shares under our 1997 Long-Term Incentive Plan. Availability under our 1997 Long-Term Incentive Plan is limited to 13% of Company’s issued and outstanding common stock as determined at the time of grant of the most recent award. The 1997 Long-Term Incentive Plan will expire in March 2007.

ITEMS 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2004 and such information is hereby incorporated by reference.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this annual report on Form 10-K:

(1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 40 of this annual report on Form 10-K and is incorporated herein by reference.

(2)   Financial Statement Schedules:

None.

(b)   Exhibits

Reference is made to the Index of Exhibits beginning on page 83 which index is incorporated herein by reference.

(c)   Excluded financial statements:

None.

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
Date: March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ WILLIAM F. MURDY	Chairman of the Board and Chief	March 2, 2005
William F. Murdy	Executive Officer
/s/ J. GORDON BEITTENMILLER	Executive Vice President,	March 2, 2005
J. Gordon Beittenmiller	Chief Financial Officer and Director (principal accounting officer)
/s/ HERMAN E. BULLS	Director	March 2, 2005
Herman E. Bulls
/s/ VINCENT J. COSTANTINI	Director	March 2, 2005
Vincent J. Costantini
/s/ ALFRED J. GIARDINELLI, JR.	Director	March 2, 2005
Alfred J. Giardinelli, Jr.
/s/ STEVEN S. HARTER	Director	March 2, 2005
Steven S. Harter
/s/ JAMES H. SCHULTZ	Director	March 2, 2005
James H. Schultz
/s/ ROBERT D. WAGNER, JR.	Director	March 2, 2005
Robert D. Wagner, Jr.

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
3.1	—	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	—	Bylaws of Registrant, as amended.	3.3	1998 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	—	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan.	10.1	333-24021
*10.2	—	Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan.	10.2	333-24021
*10.3	—	Amendment to the 1997 Non-Employee Directors’ Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2000 Incentive Plan.	10.7	Second Quarter 2000 Form 10-Q
*10.5	—	Form of Option Award under the Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan and the Comfort Systems USA, Inc. 2000 Incentive Plan.		Filed Herewith
*10.6	—	Form of Option Award under the Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan.		Filed Herewith
*10.7	—	Employment Agreement dated June 27, 2000 by and among Comfort Systems USA (Texas), L.P. and William F. Murdy.	10.2	Second Quarter 2000 Form 10-Q
*10.8	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and J. Gordon Beittenmiller.	10.7	2003 Form 10-K
*10.9	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and William George III.	10.8	2003 Form 10-K
*10.10	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.11	—	Employment Agreement dated January 1, 2004 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.	10.10	2003 Form 10-K
*10.12	—	Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002.	10.2	First Quarter 2002 Form 10-Q

10.13	—	Stock Purchase Warrant and Repurchase Agreement dated October 11, 2002 granted by the Company to General Electric Capital Corporation.	10.2	Third Quarter 2002 Form 10-Q
10.14	—	Amendment No. 1 to Stock Purchase Warrant and Repurchase Agreement dated December 31, 2003.	10.15	2003 Form 10-K
10.15	—	Amended and Restated Credit Agreement dated as of December 31, 2003, by and among the Company; Bank of Texas NA, individually and as Administrative Agent; Hibernia National Bank, as Documentation Agent; and the Lenders referred to in the Agreement.	10.17	2003 Form 10-K
*10.16	—	Amendment to the Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan dated March 31, 2004.	10.1	First Quarter 2004 Form 10-Q
*10.17	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William F. Murdy.		Filed Herewith
*10.18	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to J. Gordon Beittenmiller.	10.2	Second Quarter 2004 Form 10-Q
*10.19	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William George III.	10.3	Second Quarter 2004 Form 10-Q
*10.20	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Thomas N. Tanner.	10.4	Second Quarter 2004 Form 10-Q
10.21	—	First Amendment to Amended Restated Credit Agreement dated as of May 12, 2004 by and among the Company; Bank of Texas, N.A., initially and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.	10.5	Second Quarter 2004 Form 10-Q
10.22	—	Second Amendment to Amended and Restated Credit Agreement dated as of June 10, 2004 by and among the Company; Bank of Texas, N.A., individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.	10.6	Second Quarter 2004 Form 10-Q
10.23	—	Third Amendment to Amended and Restated Credit Agreement dated as of June 23, 2004 by and among the Company; Bank of Texas, N.A., individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.	10.7	Second Quarter 2004 Form 10-Q
10.24	—

Fourth Amendment to Amended and Restated Credit Agreement dated as of December 23, 2004 by and among the Company; Bank of Texas, N.A., individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.

				Filed Herewith

10.25	—

Fifth Amendment to Amended and Restated Credit Agreement dated as of March 1, 2005 by and among the Company; Bank of Texas, N.A., individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.

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