Form 10-Q
period 2005-03-31
COMFORT SYSTEMS USA INC
filed 2005-05-05
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Registrant’s telephone number, including area code: (713) 830-9600

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

The number of shares outstanding of the issuer’s common stock, as of May 2, 2005 was 39,434,983.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	March 31,
	2004	2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,576	$22,454
Accounts receivable, less allowance for doubtful accounts of $6,050 and $4,389, respectively	174,682	178,979
Other receivables	4,103	2,730
Inventories	10,590	10,376
Costs and estimated earnings in excess of billings	25,440	25,734
Prepaid expenses and other	13,338	13,986
Total current assets	260,729	254,259
PROPERTY AND EQUIPMENT, net	12,988	13,958
GOODWILL	100,123	100,123
OTHER NONCURRENT ASSETS	9,276	8,738
Total assets	$383,116	$377,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,071	$2,068
Accounts payable	64,771	60,005
Accrued compensation and benefits	22,834	20,271
Billings in excess of costs and estimated earnings	37,104	40,015
Income taxes payable	3,700	471
Other current liabilities	29,288	29,686
Total current liabilities	159,768	152,516
LONG-TERM DEBT, NET OF CURRENT MATURITIES	6,751	6,235
Total liabilities	166,519	158,751
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 and 39,520,539 shares issued, respectively	393	396
Treasury stock, at cost, 24,462 shares	(148)	—
Additional paid-in capital	337,719	339,237
Deferred compensation	(1,587)	(2,055)
Retained earnings (deficit)	(119,780)	(119,251)
Total stockholders’ equity	216,597	218,327
Total liabilities and stockholders’ equity	$383,116	$377,078

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
REVENUES	$192,801	$204,690
COST OF SERVICES	162,777	175,377
Gross profit	30,024	29,313
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,055	28,077
GAIN ON SALE OF ASSETS	(36)	(34)
Operating income	3,005	1,270
OTHER INCOME (EXPENSE):
Interest income	31	128
Interest expense	(528)	(375)
Other	(702)	11
Other income (expense)	(1,199)	(236)
INCOME BEFORE INCOME TAXES	1,806	1,034
INCOME TAX EXPENSE	796	505
INCOME FROM CONTINUING OPERATIONS	1,010	529
DISCONTINUED OPERATIONS:
Operating income, net of income tax expense of $23	33	—
NET INCOME	$1,043	$529
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.03	$0.01
Discontinued operations—
Income from operations	—	—
Net income	$0.03	$0.01
Diluted—
Income from continuing operations	$0.03	$0.01
Discontinued operations—
Income from operations	—	—
Net income	$0.03	$0.01
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	38,136	38,990
Diluted	39,443	40,062

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2003	39,258,913	$393	(1,041,864)	$(6,305)	$337,605	$(540)	$(130,493)	$200,660
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	393	(24,462)	(148)	337,719	(1,587)	(119,780)	216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	179,126	2	24,162	145	772	—	—	919
Issuance of restricted stock (unaudited)	82,500	1	—	—	574	(575)	—	—
Amortization of deferred compensation (unaudited)	—	—	—	—	175	107	—	282
Other (unaudited)	—	—	300	3	(3)	—	—	—
Net income (unaudited)	—	—	—	—	—	—	529	529
BALANCE AT MARCH 31, 2005 (UNAUDITED)	39,520,539	$396	—	$—	$339,237	$(2,055)	$(119,251)	$218,327

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,043	$529
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation expense	1,138	1,065
Bad debt expense	679	(274)
Deferred tax expense (benefit)	(38)	269
Tax benefit from exercise of options	285	348
Amortization of debt financing costs	96	120
Loss (gain) on sale of assets or operations	(36)	(34)
Deferred compensation expense	53	187
Mark-to-market warrant obligation	711	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	2,731	1,305
Inventories	(790)	103
Prepaid expenses and other current assets	(373)	970
Costs and estimated earnings in excess of billings	(2,476)	862
Other noncurrent assets	106	112
Increase (decrease) in—
Accounts payable and accrued liabilities	(5,071)	(13,840)
Billings in excess of costs and estimated earnings	(2,791)	2,737
Net cash used in operating activities	(4,733)	(5,541)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,317)	(2,043)
Proceeds from sales of property and equipment	129	148
Proceeds from businesses sold, net of cash sold and transaction costs	933	205
Cash paid for acquisition, including cash acquired	—	(2,943)
Net cash used in investing activities	(255)	(4,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	(21)	(519)
Debt financing costs	(709)	—
Proceeds from exercise of options	701	571
Net cash provided by (used in) financing activities	(29)	52
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,017)	(10,122)
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	10,136	32,576
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$5,119	$22,454

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.   Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 55% of the Company’s consolidated 2005 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2005 revenues to date: HVAC - 71%, plumbing - 16%, building automation control systems – 6%, and other – 7%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.   Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004 (the “Form 10-K”).

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

Cash Flow Information

Cash paid for interest for continuing and discontinued operations for the three months ended March 31, 2004 and 2005 was approximately $0.1 million and $0.2 million, respectively. Cash paid for income taxes for continuing operations for the three months ended March 31, 2004 and 2005 was approximately $0.2 million and $3.1 million, respectively. Cash paid for income taxes for discontinued operations for both of the three months ended March 31, 2004 and 2005 was less than $0.1 million.

Segment Disclosure

Comfort Systems’ activities are within the mechanical services industry which is the single industry segment served by the Company. Under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” each operating subsidiary represents an operating segment and these segments have been aggregated, as no individual operating unit is material and the operating units meet a majority of SFAS No. 131’s aggregation criteria.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least annually at the end of each fiscal year. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, the Company may not realize deferred tax assets to the extent it has estimated.

The effective tax rate associated with results from continuing operations was 48.8%, as compared to 44.1% in 2004. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted for periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

The Company plans to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in its statement of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in both of the first quarters of 2004 and 2005 for such tax benefits was $0.3 million.

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

	Three Months Ended March 31,
	2004	2005
Net Income as reported	$1,043	$529
Add: Stock-based compensation included in reported net income, net of tax	34	122
Less: Compensation expense per Statement 123, net of tax	(443)	(376)
Pro Forma Net Income	$634	$275
Net Income Per Share—Basic
Net Income per share as reported	$0.03	$0.01
Pro Forma Net Income per share	$0.02	$0.01
Net Income Per Share—Diluted
Net Income per share as reported	$0.03	$0.01
Pro Forma Net Income per share	$0.02	$0.01

Stock Option Plans—The effects of applying Statement 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The Company did not grant any options during the three months ended March 31, 2004. The fair value of options granted during the three months ended March 31, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected dividend yield	0.00%
Expected stock price volatility	61.23%
Risk-free interest rate	3.97%
Expected life of options	7 years

Restricted Stock—The Company has awarded shares of restricted stock to members of management, as discussed in Note 8, “Stockholders’ Equity.” The fair value of shares awarded during the first quarter of 2005 was $5.58. The Company did not grant any shares of restricted stock during the first quarter of 2004.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.   Acquisition

On January 17, 2005, the Company completed the acquisition of Granite State Plumbing & Heating (“Granite”), an HVAC contractor located near Manchester, New Hampshire. This acquisition will increase the Company’s presence in the Northeast, specifically in the Boston region and southern New Hampshire. The total consideration paid in this transaction was approximately $2.9 million, comprised entirely of cash, including cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced by this excess amount. The consolidated balance sheet of Comfort Systems includes an allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment. The Company is reviewing the values assigned to certain assumed liabilities, and does not expect that these adjustments will be material. The purchase price was preliminarily allocated as follows (amounts in thousands):

Accounts receivable, net	$5,223
Costs and estimated earnings in excess of billings	1,156
Other current assets	284
Property and equipment	210
Less: Accounts payable	(2,983)
Less: Billings in excess of costs and estimated earnings	(175)
Less: Other current liabilities	(747)
Less: Other long-term liabilities	(25)
Cash paid, including cash acquired	$2,943

The results of operations of Granite are included in the Company’s consolidated financial statements from January 17, 2005 through March 31, 2005.

The unaudited pro forma data presented below reflect the results of operations of Comfort Systems and the acquisition of Granite assuming the transaction was completed on January 1, 2004 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
Revenues	$198,611	$205,760
Net income	$1,137	$519
Net income per share—basic	$0.03	$0.01
Net income per share—diluted	$0.03	$0.01

4.   Discontinued Operations

In 2004, the Company sold a small operating company. The after-tax income of this company for the first quarter of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating income, net of income tax expense.” The loss recognized by the Company on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated loss on disposition, including income taxes.” This loss primarily resulted from the non-cash writeoff of goodwill associated with this unit. This goodwill writeoff was not tax deductible.

Revenues and pre-tax income related to the operation discontinued in 2004 were as follows (in thousands):

Three Months Ended March 31, 2004
Revenues	$422
Pre-tax income	$56

The Company’s consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operation.

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

Recap of Income Statement Activity Affecting Loss on Disposition of Companies to Emcor (in thousands):

	Activity During Indicated Quarters	Cumulative Loss On Disposition
First Quarter 2002
Purchase Price	$186,250
Less escrow	(5,000)
Less book basis in net assets of companies sold	(163,576)
Less transaction wrap-up costs	(2,106)
Plus estimated tax liability associated with transaction	(26,180)
Loss recognized during First Quarter 2002	(10,612)	$(10,612)
Fourth Quarter 2002
Settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with companies sold to Emcor	(7,884)
Application of escrow in the settlement	4,000
Tax benefit of settlement	1,359
Reduction in estimated tax liability on sale transaction as a whole	1,371
Other	(67)
Loss recognized during Fourth Quarter 2002	(1,221)	(11,833)
Second Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	512
Taxes related to reduction in reserves	(179)
Reduction to loss recognized in Second Quarter 2004	333	(11,500)
Fourth Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	371
Taxes related to reduction in reserves	(130)
Reduction in estimated tax liability on sale transaction as a whole	377
Reduction to loss recognized in Fourth Quarter 2004	618	$(10,882)

Recap of Cash Proceeds on Emcor Transaction (in thousands):

Cumulative Cash Proceeds
Purchase Price	$186,250
Less escrow for post-closing balance sheet adjustment	(2,500)
Less general escrow	(5,000)
Less debt and accrued interest transferred to Emcor relating to companies sold to Emcor	(22,479)
Initial cash proceeds	156,271
Additional proceeds received in Second Quarter 2002 relating to post-closing balance sheet adjustment, net of related escrow	7,050
Recovery in Second Quarter 2002 of escrow for post-closing balance sheet adjustment	2,500
Direct payments by the Company in 2003 related to Fourth Quarter 2002 settlement for reimbursement of impaired assets and additional liabilities of companies sold to Emcor	(2,744)
Payment of income taxes in 2003 in connection with the transaction	(10,371)
Payment of transaction and wrap-up costs	(2,427)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	400
Other	(557)
Net cash proceeds received as of March 31, 2005	$150,122

Recap of Use of General Escrow in Emcor Transaction (in thousands):

Escrow Income Statement Recognition
Original general escrow—not recognized in income statement determination of loss on disposition of companies to Emcor	$5,000
Application of escrow in Fourth Quarter 2002 to reduce additional loss on transaction in connection with settlement involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(4,000)
Remaining escrow available as of March 31, 2005 to be applied against any income statement charges associated with future claims that may arise in connection with the transaction	$1,000
Escrow Funds Use
Original general escrow	$5,000
Use in 2003 in connection with settlement in Fourth Quarter 2002 involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(3,339)
Use in 2004 in connection with the settlement of other matters	(196)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	(400)
Remaining escrow balance as of March 31, 2005, available to be applied to future claims that may arise in connection with transaction	$1,065

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

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2004 and March 31, 2005 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2004:
Lease termination costs and other	$1,745	$610	(a)	$(1,074)	$1,281
Three Months Ended March 31, 2005:
Lease termination costs and other	$1,281	$—		$(247)	$1,034

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

6.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	March 31,
	2004	2005
Revolving credit facility	$—	$—
Term loan	8,500	8,000
Other	322	303
Total debt	8,822	8,303
Less—current maturities	(2,071)	(2,068)
Total long-term portion of debt	$6,751	$6,235

Credit Facility

On December 31, 2003, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of March 31, 2005, the total of the Facility was $53.0 million, with $8.0 million in borrowings outstanding, $18.6 million in letters of credit outstanding, and $26.4 million of credit available. As of May 2, 2005, the total of the Facility was $52.5 million, with $7.5 million in borrowings outstanding, $19.4 million in letters of credit outstanding, and $25.6 million of credit available. The Facility consists of two parts: a term loan and a revolving credit facility.

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

The Company’s borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following:  total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of March 31, 2005 was $87.2 million. This borrowing base is substantially greater than the current $52.5 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarterend. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if the Company’s debt level under the Facility at a quarterend covenant compliance measurement date caused the Company to violate the Facility’s debt-to-Credit Facility Adjusted EBITDA covenant (described in more detail below) the Company’s borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of March 31, 2005	As of May 2, 2005
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	8,000	7,500
Other non-Facility debt	303	297
Total debt	$8,303	$7,797
Letters of credit	$18,619	$19,369
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$26,381	$25,631
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-Credit Facility Adjusted EBITDA covenant	$26,381	n/a

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

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of March 31, 2005, the amount of these assets was approximately $59.3 million.

Interest Rates and Fees

The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates for Term Loan and Revolving Loan borrowings, respectively. These additional margins are determined based on the ratio of the Company’s total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization (“Credit Facility Adjusted EBITDA”) for the twelve months ending as of that quarterend, as shown below. Credit Facility Adjusted EBITDA as defined under the Facility is discussed in more detail below under Covenants and Restrictions.

Under the other interest rate option termed the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.”  Additional margins are then added to LIBOR for Term Loan and Revolving Loan borrowings, respectively, based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

Letter of credit fees under the Facility are also based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of March 31, 2005 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	3.25%
Citibank, N.A. Prime Rate	5.75%

Eurodollar Rate Option:
One-month LIBOR	2.87%
Six-month LIBOR	3.40%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 or greater
Additional Per Annum Interest Margin Added Under:
Term Loan—
Base Rate Option	1.75%	2.25%	2.75%
Eurodollar Rate Option	2.75%	3.25%	3.75%
Revolving Loan—
Base Rate Option	1.50%	2.00%	2.50%
Eurodollar Rate Option	2.50%	3.00%	3.50%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.875%	2.25%	2.625%

Commitment fees of 0.375% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $1.5 million in financing and professional costs in connection with the arrangement of the Facility. These costs will be amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.5 million per year during 2005 and 2006 and $0.1 million per year during 2007 and 2008. To the extent prepayments of the Term Loan are made or the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

During the first quarter of 2005, the Company paid interest on Facility borrowings at a weighted average interest rate of 5.3% per annum. This weighted average rate reflects a combination of both interest rate options that apply to term loan borrowings as described above. The Company had no revolving credit borrowings during the first quarter of 2005. The weighted average rate does not include amortization of debt financing and arrangement costs. The company estimates that the weighted average interest rate currently applicable to all borrowings under the Facility is approximately 5.7%.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$10,199
Discontinued operations—estimated gain on dispositions, net	(481)
Income taxes—continuing operations and discontinued operations	7,980
Mark-to-market warrant obligation	(262)
Interest expense, net	1,144
Depreciation expense	4,612
Goodwill impairment	3,347
Credit Facility Adjusted EBITDA	$26,539

The Facility’s principal financial covenants include:

Debt Service Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s debt service coverage ratio as of March 31, 2005 as measured under this covenant was 8.94 as compared to a minimum covenant requirement of 2.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of March 31, 2005 as measured under this covenant was $118.2 million, as compared to a covenant minimum of $92.8 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.0. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of March 31, 2005 as measured under this covenant was 0.31.

Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. The Company’s capital expenditures during the three months ended March 31, 2005 were $2.0 million.

Surety—The Facility contains provisions that may have the practical effect of limiting the Company’s use of surety bonding in excess of $145 million of bonded backlog to the lesser of (a) the amount of surety bonds outstanding which results in the ratio of receivables relating to bonded contracts to total receivables not exceeding 35%; and (b) $275 million in bonded backlog. As of March 31, 2005, the Company’s ratio of bonded receivables to total receivables was 29.0%, and its bonded backlog was $165.1 million.

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

Interest Expense and Related Charges

Interest expense for the three months ended March 31, 2004 and 2005 included the following primary elements (in thousands):

	Three Months Ended March 31,
	2004	2005
Interest expense on borrowings, and unused commitment fees	$225	$146
Letter of credit fees	207	109
Amortization of deferred debt arrangement costs	96	120
Total	$528	$375

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

Surety

Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. If the Company fails to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the sureties for any expenses or outlays they incur. To date, the Company is not aware of any losses to its sureties in connection with bonds the sureties have posted on the Company’s behalf, and does not expect such losses to be incurred in the foreseeable future.

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

Self-Insurance

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly.

The Company’s self-insurance arrangements currently are as follows:

Worker’s Compensation—The per-incident deductible for worker’s compensation is $500,000. Losses above that amount are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker’s compensation insurance.

General and Employer’s Liability—For general liability and employer’s liability, the Company self-insures the first $500,000 of each loss, is fully insured for the next $500,000 of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below).

Auto Liability—For auto liability, the Company self-insures the first $500,000 of each loss, has insurance coverage for the next $500,000, then again self-insures for the loss amounts between $1 million and $2 million, at which point the Company’s $50 million aggregate excess loss coverage picks up coverage.

Employee Medical—The Company’s per-incident deductible for employee group health claims is $300,000. Insurance then covers any Company responsibility for medical claims in excess of the deductible amount.

It is important to note that the Company’s $50 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk. In other words, the Company does not have a separate $50 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

8.   Stockholders’ Equity

Restricted Stock Grants

The Company awarded 82,500 shares of restricted stock to nine members of management on January 21, 2005 under its 2000 Equity Incentive Plan. The shares are subject to full forfeiture if the Company does not meet certain performance levels for the twelve-month period ending March 31, 2006. The grants are also subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. The latter forfeiture provisions lapse pro rata over four-year periods that started on the date of the respective grants.

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

Warrant

In connection with a previous credit facility, the Company granted a lender a warrant to purchase 409,051 shares of Company common stock (“Common Stock”) for nominal consideration. The warrant was exercised in October 2004 in a cashless transaction, whereby the Company issued 408,444 shares upon exercise of the warrant.

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

The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company’s obligations under the previous credit facility, and as an obligation in long-term liabilities. When this credit facility was terminated in December 2003, the discount reflected against debt under the facility was written off and included in “Write-off of debt costs and discount, net” in the Company’s consolidated statement of operations. Also upon the termination of the credit facility, the warrant holder waived certain of the additional rights under the warrant and put. In connection with this waiver, the Company recognized a $1.3 million gain in December 2003 associated with the reduction in the value of the warrant and put obligation. This gain was also included in the “Write-off of debt costs and discount, net” caption.

As noted above, the warrant was exercised in a cashless transaction in October 2004. As a result of the exercise, all additional rights under the warrant described above have terminated. Also as a result of the exercise, the remaining value of the warrant was eliminated as an obligation and added to stockholders’ equity in October 2004.

While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Common Stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company’s statement of operations for that period and in the Company’s long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the three months ended March 31, 2004, these adjustments were a loss of $0.7 million, and were reflected as other income (expense) in the Company’s statement of operations. Now that the warrant and put are no longer outstanding, there will be no further mark-to-market adjustments to income associated with them.

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

Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock are converted into shares of Common Stock. As of March 31, 2005, there were 1,054,888 shares of Restricted Voting Common Stock remaining.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.”  Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.6 million shares of Common Stock at prices ranging from $7.625 to $21.438 per share which were outstanding for the three months ended March 31, 2005, and options to purchase 1.9 million shares at prices ranging from $6.75 to $21.438 per share which were outstanding for the three months ended March 31, 2004, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table summarizes information regarding the Company’s outstanding stock options as of March 31, 2004 and 2005:

	Number of Options Outstanding
Exercise Price	March 31, 2004	March 31, 2005
$1.90	872,000	657,750
$2.14	10,000	10,000
$2.19	10,000	10,000
$2.25	240,000	188,875
$2.34	2,000	500
$2.36	50,000	50,000
$2.43	10,000	10,000
$2.875	1,129,725	777,488
$3.39	110,000	10,000
$3.8125	500,000	500,000
$3.86	79,000	72,750
$4.18	102,500	102,500
$4.24	15,000	15,000
$4.77	40,000	40,000
$6.00	164,000	147,800
$6.62	—	39,000
$6.64	—	55,000
$6.75	5,000	5,000
$6.97	—	120,000
$7.00	—	50,000
$7.625	37,100	32,200
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	1,895,374	475,025
	5,271,699	3,368,888

As noted above under Warrant, the Company issued a warrant to purchase 409,051 shares of Common Stock along with related put rights for nominal consideration. The dilutive impact of this warrant was computed assuming the issuance of shares equal to the value of the warrant obligation at the end of any given period while it was outstanding, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. As this impact was anti-dilutive for the three months ended March 31, 2004, the effect of the warrant was excluded from earnings per share amounts for this period. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2004	2005
Common shares outstanding, end of period(a)	38,293	39,163
Effect of using weighted average common shares outstanding	(157)	(173)
Shares used in computing earnings per share—basic	38,136	38,990
Effect of shares issuable under stock option plans based on the treasury stock method	1,151	1,006
Effect of contingently issuable restricted shares	156	66
Shares used in computing earnings per share—diluted	39,443	40,062

(a)           Excludes 156,250 and 357,500 shares of unvested contingently issuable restricted stock outstanding as of March 31, 2004 and 2005, respectively (see “Restricted Stock Grants” above).

COMFORT SYSTEMS USA, INC.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2004 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Factors Which May Affect Future Results,” included in our Form 10-K.

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

As of March 31, 2005, we had 4,483 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $264,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of March 31, 2005, we had two projects in process with a contract price of between $15 and $25 million, five projects between $10 million and $15 million, 20 projects between $5 million and $10 million, and 157 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $594.5 million of aggregate contract value as of March 31, 2005, or approximately 50.3%, out of a total contract value for all projects in progress of $1,181.9 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. Today we have 45 operating units.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This was a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we experienced decreasing volume, prices, and therefore gross profits during this period. We responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we saw in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We began to see improvements in both industry activity as well as our own results in late 2003 and throughout 2004. As discussed further under “Results of Operations” below, during the first quarter of 2005, our results were negatively impacted by the effects of extended inclement weather in California and uneven customer schedules and job underperformance at a large operation with significant backlog.

In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003, and four units that incurred operating losses in 2004. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. The aggregate losses at units that lost money in 2004 were significantly less than the aggregate losses at units that lost money in 2003. We currently have 45 operating units. During the first quarter of 2005 we had 12 units that experienced operating losses which, for seven of the units, were nominal. The first quarter has traditionally been our slowest seasonal quarter during the year and these units generally improved their results toward the end of the quarter. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to again reduce aggregate full-year losses in 2005 as compared to 2004.

With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to 1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction were particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding, net of cash, is now at zero. At the end of 2003, we put a new credit facility in place with considerably less restrictive and more traditional terms than those of our previous facilities. In addition, we have recently added a second surety to further support our bonding needs, and we believe our relationships with the surety markets, which have been effective over recent years, continue to improve in light of our strong current results and financial position. We have generated positive free cash flow in each of the last five calendar years, and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004, along with indications that increases may continue throughout 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2005 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units as described above, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

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

Percentage of Completion Method of Accounting

Approximately 80% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the Company’s results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on the Company’s projects are substantially all produced to job specifications and are a value added element to our work. The costs are considered to be incurred when title is transferred to the Company, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. The measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

Our contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed- upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which we incur costs. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

Accounting for Self-Insurance Liabilities

We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third party actuary quarterly. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation at least annually at the end of each fiscal year. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

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

We are required to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible and intangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, such increases may not be netted against impairments at other business units. The new requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

Results of Operations (in thousands):

	Three Months Ended March 31,
	2004		2005
Revenues	$192,801	100.0%	$204,690	100.0%
Cost of services	162,777	84.4%	175,377	85.7%
Gross profit	30,024	15.6%	29,313	14.3%
Selling, general and administrative expenses	27,055	14.0%	28,077	13.7%
Gain on sale of assets	(36)	—	(34)	—
Operating income	3,005	1.6%	1,270	0.6%
Interest expense, net	(497)	(0.3)%	(247)	(0.1)%
Other income (expense)	(702)	(0.4)%	11	—
Income before income taxes	1,806	0.9%	1,034	0.5%
Income tax expense	796		505
Income from continuing operations	1,010	0.5%	529	0.3%
Discontinued operations—
Operating results, net of tax	33		—
Net income	$1,043		$529

Revenues—Revenues increased $11.9 million, or 6.2%, to $204.7 million for the first quarter of 2005 as compared to the same period in 2004. Approximately 3.3% of the increase in revenues related to internal growth and the remaining 2.9% resulted from the acquisition of Granite State Plumbing & Heating (“Granite”) in January 2005. The internal revenue growth stemmed primarily from generally improving nonresidential facilities and multi-family housing markets in the Sunbelt (increase of approximately $12.1 million) and our Phoenix operation (approximately $4.3 million). These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California (approximately $7.3 million) that were impacted by extended inclement weather, and an operation in Washington D.C. (approximately $3.3 million) which had a reduction in large project work in the current quarter.

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

Backlog associated with continuing operations as of March 31, 2005 was $629.6 million (including $15.8 million from the acquisition of Granite), a 9.8% increase from December 31, 2004 backlog of $573.4 million, and a 33.1% increase from March 31, 2004 backlog of $473.2 million. In addition to the Granite acquisition, the increase in backlog from the prior yearend is primarily from significant new office building and hotel work in Washington D.C., along with manufacturing-related bookings in Michigan and education work in Texas.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in the third and fourth quarters of 2003 and continuing throughout 2004 and early 2005. We continue to see signs that activity levels in our industry may continue to increase throughout 2005. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

We and other industry participants also believe that there was a general deferral of maintenance and replacement activity in the installed base of commercial, industrial, and institutional HVAC equipment, in response to the more difficult economic conditions of 2001-2003. We and other industry participants believe this trend may be diminishing due to both the mechanical nature and requirements of the equipment, as well as improving economic conditions, but it is not clear when maintenance and replacement activity might increase. While we believe these trends and expectations are positive, there can be no assurance that industry activity levels will actually increase throughout 2005 or in the foreseeable future.

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

While we believe we will see increased industry activity levels throughout 2005, in view of all of the foregoing factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit decreased $0.7 million, or 2.4%, to $29.3 million for the first quarter of 2005 as compared to the same period in 2004. As a percentage of revenues, historical gross profit for the first quarter of 2005 was 14.3%, down from 15.6% in the first quarter of 2004. The decrease in gross profit percentage resulted primarily from uneven customer schedules and job underperformance at a large operation with significant backlog (approximately $1.6 million).

Gross profit indications in our backlog as of March 31, 2005 were 130 basis points lower than they were at December 31, 2004. These declines result in part from significant additions of project work, much of which was larger, longer-term projects which tend to have lower margins and more subcontracted components. We believe that these indications may have also been negatively impacted by management’s increased emphasis on providing contingency for labor cost increases. Approximately one-third of the decline in gross profit indications in our backlog stems from revised assessments with respect to the underperformance at a large operation with significant backlog that we discussed above. We remain cautious about gross profit expectations in coming periods. While we believe industry activity levels are increasing, we expect continuing price competition in this environment until noticeably higher activity levels are reached and until the majority of our competition becomes convinced that industry growth is more than temporary. Additionally, with regard to gross profit indications in backlog, as noted above under Revenues, a significant portion of our activity is not captured in backlog at any given quarterend due to the amount of service and short-duration project work we do. Further, we can and have experienced lower final gross profit margins when work in backlog is ultimately completed, as compared to the gross profit indications that work had when it was only partially completed or new to backlog. Accordingly, gross profit information in backlog does not assure future levels or trends in consolidated gross profit percentage.

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $1.0 million, or 3.8%, to $28.1 million for the first quarter of 2005 as compared to the same period in 2004, and as a percentage of revenues, SG&A declined from 14.0% in the first quarter of 2004 to 13.7% in the first quarter of 2005. The decrease in SG&A as a percentage of revenue is due to the reduction in bad debt expense of approximately $1.0 million primarily due to favorable developments in the current quarter on certain disputed receivables.

Interest Expense, Net—The decrease in interest expense, net is a result of payments on the term loan throughout 2004 and 2005 thereby reducing our average debt outstanding, and interest income earned from higher cash balances in the current year. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for the three months ended March 31, 2004 and 2005.

Other Income (Expense)—Other income was less than $0.1 million for the first quarter of 2005 and other expense was $0.7 million for the first quarter of 2004. Other expense for the first quarter of 2004 includes losses of $0.7 million resulting from mark-to-market adjustments on a warrant that was outstanding with a third party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there will be no further mark-to-market adjustments relating to this warrant and put subsequent to the third quarter of 2004.

Income Tax Expense—The effective tax rate associated with results from continuing operations was 48.8%, as compared to 44.1% in 2004. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction is expected to modestly decrease our effective tax rate. We currently estimate that our effective tax rate for full-year 2005 will be between 40% and 45%.

Discontinued Operations—In 2004, we sold a small operating company. The after-tax income of this company for the first quarter of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating results, net of tax”. The loss recognized on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated loss on disposition, including income taxes.” This loss primarily resulted from the non-cash writeoff of goodwill associated with this unit. This goodwill writeoff was not tax deductible.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,733)	$(5,541)
Investing activities	$(255)	$(4,633)
Financing activities	$(29)	$52
Free cash flow:
Cash used in operating activities	$(4,733)	$(5,541)
Purchases of property and equipment	(1,317)	(2,043)
Proceeds from sales of property and equipment	129	148
Free cash flow	$(5,921)	$(7,436)

Cash Flow—We define free cash flow as cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company’s outstanding debt or equity. If free cash flow is negative, additional debt or equity may be required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

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

For the three months ended March 31, 2005, we had negative free cash flow of $7.4 million, as compared to negative free cash flow of $5.9 million during the first quarter of 2004. This decrease primarily resulted from the funding of yearend compensation accruals and an increase in income tax payments following very strong fourth quarter 2004 cash flow.

Credit Facility—On December 31, 2003, we entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of March 31, 2005 the total of the Facility was $53.0 million, with $8.0 million in borrowings outstanding, $18.6 million in letters of credit outstanding, and $26.4 million of credit available. In addition to this credit capacity, as of March 31, 2005, we had $22.5 million in cash. As of May 2, 2005, the total of the Facility was $52.5 million, with $7.5 million in borrowings outstanding, $19.4 million in letters of credit outstanding, and $25.6 million of credit available. The Facility is secured by substantially all of our assets, including the capital stock of all our current and future subsidiaries and substantially all of their assets. Amounts due under the Facility are also guaranteed by our current and future subsidiaries. The Facility consists of two parts: a term loan and a revolving credit facility.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. During the first quarter of 2005, we paid interest on Facility borrowings at a weighted average interest rate of 5.3% per annum. This weighted average rate reflects a combination of both interest rate options under the Facility that apply to term loan borrowings as described in Note 6 of the “Condensed Notes to Consolidated Financial Statements.” We had no revolving credit borrowings during the first quarter of 2005. The weighted average rate does not include amortization of debt financing and arrangement costs. We estimate that the weighted average interest rate currently applicable to all borrowings under the Facility is approximately 5.7%. Commitment fees of 0.375% per annum are also payable on the portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

Interest expense, net for the three months ended March 31, 2004 and 2005 included the following primary elements (in thousands):

	Three Months Ended March 31,
	2004	2005
Interest expense on borrowings, and unused commitment fees	$225	$146
Letter of credit fees	207	109
Amortization of deferred debt arrangement costs	96	120
Interest income	(31)	(128)
Total	$497	$247

See Note 6 of the “Condensed Notes to Consolidated Financial Statements” for a detailed discussion of the interest rates and fees associated with the Facility.

Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 60% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of March 31, 2005 was $87.2 million. This borrowing base is substantially greater than the current $52.5 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

Our borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $45 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as discussed further below. Covenant compliance is measured as of each quarterend. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarterend covenant compliance measurement date caused us to violate the Facility’s debt-to-Credit Facility Adjusted EBITDA covenant (described in more detail below) our borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of March 31, 2005	As of May 2, 2005
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Term loan	8,000	7,500
Other non-Facility debt	303	297
Total debt	$8,303	$7,797
Letters of credit	$18,619	$19,369
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $45 million	$26,381	$25,631
Unused Revolving Loan and letter of credit capacity based on quarterend debt-to-Credit Facility Adjusted EBITDA covenant	$26,381	n/a

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarterend. Credit facility adjusted earnings before interest, taxes, depreciation and amortization (“Credit Facility Adjusted EBITDA”) is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$10,199
Discontinued operations—estimated gain on dispositions, net	(481)
Income taxes—continuing operations and discontinued operations	7,980
Mark-to-market warrant obligation	(262)
Interest expense, net	1,144
Depreciation expense	4,612
Goodwill impairment	3,347
Credit Facility Adjusted EBITDA	$26,539

The Facility’s principal financial covenants include:

Debt Service Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA to the sum of interest expense and scheduled principal payments be at least 2.50. Interest expense is defined under the Facility for purposes of this covenant as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s debt service coverage ratio as of March 31, 2005 as measured under this covenant was 8.94 as compared to a minimum covenant requirement of 2.50.

Tangible Net Worth—The Facility requires that our tangible net worth not be less than the sum of (a) $75.4 million; (b) 75% of net income earned beginning October 1, 2003; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of March 31, 2005 as measured under this covenant was $118.2 million, as compared to a covenant minimum of $92.8 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that our ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.0. Our debt-to-Credit Facility Adjusted EBITDA ratio as of March 31, 2005 as measured under this covenant was 0.31.

Capital Expenditures—The Facility limits capital expenditures to $8.0 million per year. Our capital expenditures during the three months ended March 31, 2005 were $2.0 million.

Surety—Surety bonding is discussed in more depth later in this section. The Facility contains provisions that may have the practical effect of limiting our use of surety bonding in excess of $145 million of bonded backlog to the lesser of (a) the amount of surety bonds outstanding which results in the ratio of receivables relating to bonded contracts to total receivables not exceeding 35%; and (b) $275 million in bonded backlog. As of March 31, 2005, our ratio of bonded receivables to total receivables was 29.0%, and our bonded backlog was $165.1 million.

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

The following recaps the future maturities of our debt along with other contractual obligations as of March 31, 2005 (in thousands):

	Twelve Months Ended March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Revolving loan	$—	$—	$—	$—	$—	$—	$—
Term loan	2,000	2,000	2,000	2,000	—	—	8,000
Other debt	73	68	68	44	37	13	303
Total debt	2,073	2,068	2,068	2,044	37	13	8,303
Interest payments	450	356	215	63	3	1	1,088
Operating lease obligations	8,710	7,380	6,682	4,977	3,527	12,475	43,751
Total	$11,233	$9,804	$8,965	$7,084	$3,567	$12,489	$53,142

To estimate future interest payments, we used certain financial institution forecasts that project modest increases in the interest rate over the remaining term of the loans. Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of March 31, 2005 we also have $18.6 million of letter of credit commitments, of which $0.4 million expire in 2005 and $18.2 million expire in 2006. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.

While the majority of these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually. In addition, given the estimated size and duration of funding of claims under our worker’s compensation, auto liability and general liability insurance programs, we recently agreed with our insurers that we will increase the amount of letters of credit posted with them in quarterly installments beginning in November 2004 and aggregating to an additional $1.50 million in letters of credit outstanding in August 2005.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow in each of the last five calendar years, most of which occurred during challenging economic and industry conditions. We also have a relatively low level of debt, significant borrowing capacity under our credit facility, and cash balances that exceed our total debt by a sizable amount. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment,” (“Statement 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted for periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

We plan to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options in our results of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in both of the first quarters of 2004 and 2005 for such tax benefits was $0.3 million.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                        Recent Sales of Unregistered Securities

On October 11, 2002, the Company issued a warrant to General Electric Capital Corporation as consideration for loans and credit commitments. On October 26, 2004, General Electric Capital Corporation exercised its rights under that instrument and the Company formally issued 408,144 shares of the Company’s common stock. Subsequent to this issuance, General Electric Capital Corporation informed the Company that the October 26th issuance contained a three hundred share inadvertent discrepancy. On January 24, 2005, General Electric Capital Corporation returned 408,144 shares to the Company, and then on January 26, 2005, the Company issued 408,444 shares to General Electric Capital Corporation, thereby correcting the prior inadvertent three hundred share discrepancy.

Item 6.                        Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1

Side Letter to Amended and Restated Credit Agreement dated as of December 31, 2003, which side letter is effective as of March 1, 2005 by and among the Company; Bank of Texas, N.A., individually and as administrative agent; Hibernia National Bank, as Documentation Agent; and the Lenders and Guarantors.

10.2	Description of Comfort Systems USA, Inc.’s 2005 Incentive Compensation Plan for Executive Officers.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K during the quarter ended March 31, 2005.

(i)             The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 18, 2005 under Items 8.01 and 9.01. The report related to the Company’s issuance of a press release reporting the Company’s acquisition of Granite State Plumbing & Heating, LLC.

(ii)         The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 3, 2005 under Items 2.02 and 9.01. The report related to the Company’s announcement of a press release describing the Company’s financial results for the fourth quarter of 2004 and for the year ended December 31, 2004.

(iii)  The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 21, 2005 under Items 1.01 and 5.02. The report related to the Company’s adoption of its 2005 Incentive Compensation Plan for Executive Officers, and the Company’s announcement of the departure of directors and a principal officer, along with the appointment of certain principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
	By:	/s/ WILLIAM F. MURDY
May 4, 2005	William F. Murdy
Chairman of the Board and
Chief Executive Officer
May 4, 2005	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and
Chief Financial Officer