Form 10-Q
period 2005-06-30
COMFORT SYSTEMS USA INC
filed 2005-08-02
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the issuer’s common stock, as of August 1, 2005 was 39,615,233.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,680	$26,455
Accounts receivable, less allowance for doubtful accounts of $5,969 and $4,303, respectively	173,292	199,492
Other receivables	4,096	3,211
Inventories	10,357	9,831
Costs and estimated earnings in excess of billings	25,109	26,209
Prepaid expenses and other	13,278	13,053
Assets related to discontinued operations	1,948	—
Total current assets	260,760	278,251
PROPERTY AND EQUIPMENT, net	12,950	13,904
GOODWILL	100,123	100,123
OTHER NONCURRENT ASSETS	9,283	7,808
Total assets	$383,116	$400,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,071	$65
Accounts payable	64,001	73,150
Accrued compensation and benefits	22,703	25,066
Billings in excess of costs and estimated earnings	37,005	45,769
Income taxes payable	3,700	2,657
Other current liabilities	29,043	29,853
Liabilities related to discontinued operations	1,245	—
Total current liabilities	159,768	176,560
LONG-TERM DEBT, NET OF CURRENT MATURITIES	6,751	219
Total liabilities	166,519	176,779
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 and 39,543,233 shares issued, respectively	393	396
Treasury stock, at cost, 24,462 shares	(148)	—
Additional paid-in capital	337,719	338,763
Deferred compensation	(1,587)	(1,279)
Retained earnings (deficit)	(119,780)	(114,573)
Total stockholders’ equity	216,597	223,307
Total liabilities and stockholders’ equity	$383,116	$400,086

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
REVENUES	$202,299	$240,369	$392,776	$442,807
COST OF SERVICES	169,239	200,255	329,980	373,545
Gross profit	33,060	40,114	62,796	69,262
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,550	30,752	52,409	58,644
GAIN ON SALE OF ASSETS	(31)	(25)	(67)	(59)
Operating income	7,541	9,387	10,454	10,677
OTHER INCOME (EXPENSE):
Interest income	12	136	43	263
Interest expense	(294)	(383)	(822)	(758)
Write off of debt costs	—	(870)	—	(870)
Other	365	65	(337)	75
Other income (expense)	83	(1,052)	(1,116)	(1,290)
INCOME BEFORE INCOME TAXES	7,624	8,335	9,338	9,387
INCOME TAX EXPENSE	3,254	3,730	4,016	4,242
INCOME FROM CONTINUING OPERATIONS	4,370	4,605	5,322	5,145
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax expense (benefit) of $(37), $15, $20, and $16	(59)	(64)	32	(75)
Estimated gain (loss) on disposition, including income tax expense (benefit) of $235, $82, $235 and $82	(137)	137	(137)	137
NET INCOME	$4,174	$4,678	$5,217	$5,207
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.11	$0.12	$0.14	$0.13
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated gain (loss) on disposition	—	—	—	—
Net income	$0.11	$0.12	$0.14	$0.13
Diluted—
Income from continuing operations	$0.10	$0.12	$0.13	$0.13
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated gain (loss) on disposition	—	—	—	—
Net income	$0.10	$0.12	$0.13	$0.13
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	38,340	39,173	38,237	39,082
Diluted	39,998	40,107	39,480	40,131

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2003	39,258,913	$393	(1,041,864)	$(6,305)	$337,605	$(540)	$(130,493)	$200,660
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	393	(24,462)	(148)	337,719	(1,587)	(119,780)	216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	214,320	2	94,718	673	697	—	—	1,372
Issuance of restricted stock (unaudited)	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted shares (unaudited)	—	—	(20,556)	(156)	—	—	—	(156)
Forfeiture of unvested restricted stock (unaudited)	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Amortization of deferred compensation (unaudited)	—	—	—	—	(150)	523	—	373
Other (unaudited)	—	—	300	3	(3)	—	—	—
Net income (unaudited)	—	—	—	—	—	—	5,207	5,207
BALANCE AT JUNE 30, 2005 (UNAUDITED)	39,543,233	$396	—	$—	$338,763	$(1,279)	$(114,573)	$223,307

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
CASH FROM OPERATING ACTIVITIES:
Net income	$4,174	$4,678	$5,217	$5,207
Adjustments to reconcile net income to net cash provided by operating activities—
Estimated (gain) loss on disposition of discontinued operations	137	(137)	137	(137)
Depreciation expense	1,165	1,153	2,302	2,218
Bad debt expense	516	943	1,195	669
Write off of debt costs	—	870	—	870
Deferred tax expense	175	838	137	1,107
Tax benefit from exercise of options	196	159	481	507
Amortization of debt financing costs	100	126	196	246
Gain on sale of assets or operations	(31)	(25)	(67)	(59)
Deferred compensation expense	8	5	61	192
Mark-to-market warrant obligation	(340)	—	371	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(2,906)	(22,533)	(175)	(21,228)
Inventories	(163)	296	(953)	399
Prepaid expenses and other current assets	3,084	(3)	2,711	967
Costs and estimated earnings in excess of billings	(3,635)	(614)	(6,111)	248
Other noncurrent assets	29	(56)	135	56
Increase (decrease) in—
Accounts payable and accrued liabilities	7,566	20,412	2,496	6,572
Billings in excess of costs and estimated earnings	2,318	5,817	(473)	8,554
Net cash provided by operating activities	12,393	11,929	7,660	6,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(900)	(1,184)	(2,217)	(3,227)
Proceeds from sales of property and equipment	154	63	283	211
Proceeds from businesses sold, net of cash sold and transaction costs	177	918	1,110	1,123
Cash paid for acquisition, including cash acquired	—	—	—	(2,943)
Net cash used in investing activities	(569)	(203)	(824)	(4,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(532)	(8,019)	(553)	(8,538)
Borrowings of other long-term debt	32	—	32	—
Debt financing costs	(69)	—	(778)	—
Proceeds from exercise of options	331	294	1,032	865
Net cash used in financing activities	(238)	(7,725)	(267)	(7,673)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,586	4,001	6,569	(6,121)
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	5,119	22,454	10,136	32,576
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$16,705	$26,455	$16,705	$26,455

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1.   Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 55% of the Company’s consolidated 2005 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2005 revenues to date: HVAC—73%, plumbing—15%, building automation control systems—7%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash Flow Information

Cash paid for interest for continuing and discontinued operations for the six months ended June 30, 2004 and 2005 was approximately $0.4 million and $0.7 million, respectively. Cash paid for income taxes for continuing operations for the six months ended June 30, 2004 and 2005 was approximately $2.1 million and $3.7 million, respectively. Cash paid for income taxes for discontinued operations for the six months ended June 30, 2004 and 2005 was $0.1 million and was less than $0.1 million, respectively.

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

The effective tax rate associated with results from continuing operations for the first six months of 2005 was 45.2%, as compared to 43.0% in 2004. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in its statement of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for both of the first six months of 2004 and 2005 for such tax benefits was $0.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net Income as reported	$4,174	$4,678	$5,217	$5,207
Add: Stock-based compensation included in reported net income, net of tax	5	3	40	125
Less: Compensation expense per Statement 123, net of tax	(492)	(384)	(935)	(751)
Pro Forma Net Income	$3,687	$4,297	$4,322	$4,581
Net Income Per Share—Basic
Net Income per share as reported	$0.11	$0.12	$0.14	$0.13
Pro Forma Net Income per share	$0.10	$0.11	$0.11	$0.12
Net Income Per Share—Diluted
Net Income per share as reported	$0.10	$0.12	$0.13	$0.13
Pro Forma Net Income per share	$0.08	$0.11	$0.11	$0.11

Stock Option Plans—The effects of applying Statement 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2005
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	61.54%	61.23%-61.28%
Risk-free interest rate	4.38%	3.91%-3.97%
Expected life of options	7 years	7 years

Restricted Stock—The Company has awarded shares of restricted stock to members of management, as discussed in Note 8, “Stockholders’ Equity.” The fair value of shares awarded during the first six months of 2004 and 2005 was $6.10 and $5.58, respectively.

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

The results of operations of Granite are included in the Company’s consolidated financial statements from January 17, 2005 through June 30, 2005.

The unaudited pro forma data presented below reflect the results of operations of Comfort Systems and the acquisition of Granite assuming the transaction was completed on January 1, 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$208,642	$240,369	$404,929	$443,877
Net income	$4,402	$4,678	$5,539	$5,197
Net income per share—basic	$0.11	$0.12	$0.14	$0.13
Net income per share—diluted	$0.10	$0.12	$0.14	$0.13

4.   Discontinued Operations

During the second quarter of 2005, the Company sold a small operating company. This unit’s after-tax income of less than $0.1 million for the first six months of 2004 and after-tax loss of $0.1 million for the first six months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax expense (benefit).” The Company recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain (loss) on disposition, including income tax expense (benefit).”

In 2004, the Company sold a small operating company. The after-tax income of this company for the first six months of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating results, net of tax.” The loss recognized on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated loss on disposition, including income taxes.” This loss primarily resulted from the non-cash write off of goodwill associated with this unit. This goodwill write off was not tax deductible.

Assets and liabilities related to the operation sold in the second quarter of 2005 were as follows (in thousands):

December 31,
2004
Accounts receivable, net	$1,390
Costs and estimated earnings in excess of billings	331
Other current assets	227
Total assets	$1,948
Accounts payable	$770
Other current liabilities	475
Total liabilities	$1,245

Revenues and pre-tax income related to the operations discontinued in 2004 and 2005 were as follows (in thousands):

	Six Months Ended June 30,
	2004	2005
Revenues	$4,395	$2,715
Pre-tax income (loss)	$42	$(59)

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

Recap of Income Statement Activity Affecting Loss on Disposition of Companies to Emcor (in thousands):

	Activity During Indicated Quarters	Cumulative Loss On Disposition
First Quarter 2002
Purchase Price	$186,250
Less escrow	(5,000)
Less book basis in net assets of companies sold	(163,576)
Less transaction wrap-up costs	(2,106)
Plus estimated tax liability associated with transaction	(26,180)
Loss recognized during First Quarter 2002	(10,612)	$(10,612)
Fourth Quarter 2002
Settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with companies sold to Emcor	(7,884)
Application of escrow in the settlement	4,000
Tax benefit of settlement	1,359
Reduction in estimated tax liability on sale transaction as a whole	1,371
Other	(67)
Loss recognized during Fourth Quarter 2002	(1,221)	(11,833)
Second Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	512
Taxes related to reduction in reserves	(179)
Reduction to loss recognized in Second Quarter 2004	333	(11,500)
Fourth Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	371
Taxes related to reduction in reserves	(130)
Reduction in estimated tax liability on sale transaction as a whole	377
Reduction to loss recognized in Fourth Quarter 2004	618	$(10,882)

Recap of Cash Proceeds on Emcor Transaction (in thousands):

Cumulative Cash Proceeds
Purchase Price	$186,250
Less escrow for post-closing balance sheet adjustment	(2,500)
Less general escrow	(5,000)
Less debt and accrued interest transferred to Emcor relating to companies sold to Emcor	(22,479)
Initial cash proceeds	156,271
Additional proceeds received in Second Quarter 2002 relating to post-closing balance sheet adjustment, net of related escrow	7,050
Recovery in Second Quarter 2002 of escrow for post-closing balance sheet adjustment	2,500
Direct payments by the Company in 2003 related to Fourth Quarter 2002 settlement for reimbursement of impaired assets and additional liabilities of companies sold to Emcor	(2,744)
Payment of income taxes in 2003 in connection with the transaction	(10,371)
Payment of transaction and wrap-up costs	(2,427)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	400
Other	(557)
Net cash proceeds received as of June 30, 2005	$150,122

Recap of Use of General Escrow in Emcor Transaction (in thousands):

Escrow Income Statement Recognition
Original general escrow—not recognized in income statement determination of loss on disposition of companies to Emcor	$5,000
Application of escrow in Fourth Quarter 2002 to reduce additional loss on transaction in connection with settlement involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(4,000)
Remaining escrow available as of June 30, 2005 to be applied against any income statement charges associated with future claims that may arise in connection with the transaction	$1,000
Escrow Funds Use
Original general escrow	$5,000
Use in 2003 in connection with settlement in Fourth Quarter 2002 involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(3,339)
Use in 2004 in connection with the settlement of other matters	(196)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	(400)
Remaining escrow balance as of June 30, 2005, available to be applied to future claims that may arise in connection with transaction	$1,065

5.   Restructuring Charges

During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 and by $0.1 million in 2005 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2004 and June 30, 2005 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2004:
Lease termination costs and other	$1,745	$610	(a)	$(1,074)	$1,281
Six Months Ended June 30, 2005:
Lease termination costs and other	$1,281	$103	(a)	$(381)	$1,003

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

6.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	June 30,
	2004	2005
Revolving credit facility	$—	$—
Term loan	8,500	—
Other	322	284
Total debt	8,822	284
Less—current maturities	(2,071)	(65)
Total long-term portion of debt	$6,751	$219

Credit Facility

On June 30, 2005, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of June 30, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $19.4 million in letters of credit outstanding, and $55.6 million of credit available. As of August 1, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $20.1 million in letters of credit outstanding, and $54.9 million of credit available. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The facility will expire on June 30, 2009.

Certain of the Company’s vendors require letters of credit to ensure reimbursement for amounts they are disbursing on the Company’s behalf, such as to beneficiaries under the Company’s self-funded insurance programs. The Company has also occasionally used letters of credit to guarantee performance under its contracts and to ensure payment to its subcontractors and vendors under those contracts. The Company’s lenders issue such letters of credit through the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder’s claim. Absent a claim, there is no payment or reserving of funds by the Company in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by the Company to its lenders, letters of credit are treated as a use of Facility capacity just the same as actual borrowings. The Company has never had a claim made against a letter of credit that resulted in payments by a lender or by the Company and believes such claim is unlikely in the foreseeable future.

The Company’s borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 65% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of June 30, 2005 was $87.7 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarter-end. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if the Company’s debt level under the Facility at a quarter-end covenant compliance measurement date were to cause the Company to violate the Facility’s debt-to-Credit Facility Adjusted EBITDA covenant (described in more detail below), the Company’s borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of June 30, 2005	As of August 1, 2005
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Other non-Facility debt	284	281
Total debt	$284	$281
Letters of credit	$19,369	$20,119
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$55,631	$54,881
Unused Revolving Loan and letter of credit capacity based on quarter-end debt-to-Credit Facility Adjusted EBITDA covenant	$55,631	n/a

The Company may terminate the Facility in full at any time, however, a termination of the Facility prior to June 30, 2006 would require payment of a fee of $500,000. From June 30, 2006 and until June 30, 2007, the Company may partially reduce the Facility provided such reduction does not exceed $5 million. From July 1, 2007 through June 30, 2008, the Company may partially reduce the Facility provided such reduction does not exceed $10 million, less any prior reductions.

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

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of June 30, 2005, the amount of these assets was approximately $61.0 million.

Interest Rates and Fees

The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates. These additional margins are determined based on the ratio of the Company’s total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization (“Credit Facility Adjusted EBITDA”) for the twelve months ending as of that quarterend, as shown below. Credit Facility Adjusted EBITDA as defined under the Facility is discussed in more detail below under Covenants and Restrictions.

Under the other interest rate option termed the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.” Additional margins are then added to LIBOR for borrowings based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

Letter of credit fees under the Facility are also based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of June 30, 2005 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	3.75%
Citibank, N.A. Prime Rate	6.0%
Eurodollar Rate Option:
One-month LIBOR	3.34%
Six-month LIBOR	3.71%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	1.00%	1.50%	2.00%
Eurodollar Rate Option	2.00%	2.50%	3.00%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.50%	1.875%	2.25%

Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $0.4 million in financing and professional costs in connection with the arrangement of the Facility. These costs will be amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year. If the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs.

During the second quarter of 2005, the Company paid interest on our previous facility borrowings at a weighted average interest rate of 5.8% per annum. This weighted average rate applied principally to approximately $7.5 million in borrowings that were outstanding under the term loan portion of a facility that was replaced by the Facility. The weighted average rate does not include amortization of debt financing and arrangement costs. The Company estimates that the interest rate currently applicable to borrowings under the Facility would be approximately 5.34%.

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

Net income	$10,703
Discontinued operations—estimated gain on dispositions, net	(618)
Income taxes—continuing operations and discontinued operations	8,590
Mark-to-market warrant obligation	78
Interest expense, net	1,109
Write off of debt costs	870
Depreciation expense	4,600
Goodwill impairment—continuing operations and discontinued operations	3,347
Credit Facility Adjusted EBITDA	$28,679

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of June 30, 2005 as measured under this covenant was 13.26 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of June 30, 2005 as measured under this covenant was $123.2 million, as compared to a covenant minimum of $103.3 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of June 30, 2005 as measured under this covenant was 0.01.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the six months ended June 30, 2005 were $3.2 million.

Other Restrictions—The Facility limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. Debt under the Facility is classified as long-term as the facility will expire in June 2009.

Interest Expense and Related Charges

The credit facility that preceded the Company’s current one was in place from December, 2003 to June, 2005. Interest expense for the three months and six months ended June 30, 2004 and 2005 was incurred under this previous facility and included the following primary elements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Interest expense on borrowings, and unused commitment fees	$192	$142	$417	$288
Letter of credit fees	2	115	209	224
Amortization of deferred debt arrangement costs	100	126	196	246
Total	$294	$383	$822	$758

When the Company’s previous credit facility was replaced, deferred debt costs totaling $0.9 million were written off during the second quarter. This charge is reported as “Write off of debt costs” in the Company’s consolidated statement of operations.

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

8.   Stockholders’ Equity

Restricted Stock Grants

The Company awarded 82,500 shares of restricted stock to nine members of management on January 21, 2005 under its 2000 Equity Incentive Plan. The shares are subject to full forfeiture if the Company does not meet certain performance levels for the twelve-month period ending March 31, 2006. The grants are also subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. The latter forfeiture provisions lapse pro rata over four-year periods that started on the date of the respective grants. Due to the departure of an individual, 12,500 shares of restricted stock were forfeited in the second quarter of 2005.

The Company awarded 225,000 shares of restricted stock to five members of senior management on June 8, 2004 under its 2000 Equity Incentive Plan. The shares were subject to forfeiture if the Company had not achieved certain performance levels for the twelve-month period ending June 30, 2005. These performance levels were met by the Company. The shares are subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over three-year or four-year periods that started on the date of the respective grants. Due to the departure of an individual, 50,000 shares of restricted stock were forfeited during the second quarter of 2005.

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

The value of the warrant and put when originally issued of $2.9 million was reflected as a discount of the Company’s obligations under the previous credit facility, and as an obligation in long-term liabilities. When this credit facility was terminated in December 2003, the discount reflected against debt under the facility was written off and included in “Write off of debt costs and discount, net” in the Company’s consolidated statement of operations. Also upon the termination of the credit facility, the warrant holder waived certain of the additional rights under the warrant and put.

As noted above, the warrant was exercised in a cashless transaction in October 2004. As a result of the exercise, all additional rights under the warrant described above have terminated. Also as a result of the exercise, the remaining value of the warrant was eliminated as an obligation and added to stockholders’ equity in October 2004.

While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Common Stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company’s statement of operations for that period and in the Company’s long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the six months ended June 30, 2004, these adjustments were a loss of $0.4 million, and were reflected as other income (expense) in the Company’s statement of operations. Now that the warrant and put are no longer outstanding, there will be no further mark-to-market adjustments to income associated with them.

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

Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock are converted into shares of Common Stock. As of June 30, 2005, there were 1,054,888 shares of Restricted Voting Common Stock remaining.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.7 million shares of Common Stock at prices ranging from $6.97 to $21.438 per share which were outstanding for the three months ended June 30, 2005, and options to purchase 0.5 million shares at prices ranging from $7.625 to $21.438 per share which were outstanding for the six months ended June 30, 2005, were not included in the computation of diluted EPS because they were anti-dilutive.

Options to purchase 0.9 million shares of the Company’s common stock at prices ranging from $7.625 to $21.438 per share were outstanding for the three months ended June 30, 2004 and from $7.00 to $21.438 per share were outstanding for the six months ended June 30, 2004, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Common Stock.

The following table summarizes information regarding the Company’s outstanding stock options as of June 30, 2004 and 2005:

	Number of Options Outstanding
Exercise Price	June 30, 2004	June 30, 2005
$1.90	710,250	622,750
$2.14	10,000	10,000
$2.19	10,000	10,000
$2.25	232,500	178,625
$2.34	500	500
$2.36	50,000	50,000
$2.43	10,000	10,000
$2.875	1,067,485	692,438
$3.39	15,000	10,000
$3.8125	500,000	500,000
$3.86	79,000	72,750
$4.18	102,500	102,500
$4.24	15,000	15,000
$4.77	40,000	40,000
$6.00	153,000	145,800
$6.38	—	272,500
$6.49	—	60,000
$6.62	—	36,000
$6.64	—	55,000
$6.75	5,000	5,000
$6.97	—	120,000
$7.00	50,000	50,000
$7.625	34,700	32,200
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	844,059	475,025
	3,928,994	3,566,088

As noted above under Warrant, the Company issued a warrant to purchase 409,051 shares of Common Stock along with related put rights for nominal consideration. The dilutive impact of this warrant was computed assuming the issuance of shares equal to the value of the warrant obligation at the end of any given period while it was outstanding, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. The warrant had a dilutive impact for the three months ended June 30, 2004.

As this impact was anti-dilutive for the six months ended June 30, 2004, the effect of the warrant was excluded from earnings per share amounts for this period. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

The following tables reconcile the income from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Income from continuing operations used in computing earnings per share—basic	$4,370	$4,605	$5,322	$5,145
Mark-to-market adjustment related to warrant and put obligation (after tax)	(340)	—	—	—
Income from continuing operations used in computing earnings per share—diluted	$4,030	$4,605	$5,322	$5,145
Net income used in computing earnings per share—basic	$4,174	$4,678	$5,217	$5,207
Mark-to market adjustment related to warrant and put obligation (after tax)	(340)	—	—	—
Net income used in computing earnings per share— Diluted	$3,834	$4,678	$5,217	$5,207

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Common shares outstanding, end of period(a)	38,412	39,248	38,412	39,248
Effect of using weighted average common shares Outstanding	(72)	(75)	(175)	(166)
Shares used in computing earnings per share—basic	38,340	39,173	38,237	39,082
Effect of shares issuable under stock option plans based on the treasury stock method	1,078	884	1,051	945
Effect of shares issuable related to warrants	409	—	—	—
Effect of contingently issuable restricted shares	171	50	192	104
Shares used in computing earnings per share—diluted	39,998	40,107	39,480	40,131

(a)           Excludes 325,000 and 295,000 shares of unvested contingently issuable restricted stock outstanding as of June 30, 2004 and 2005, respectively (see “Restricted Stock Grants” above).

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

Nature and Economics of Our Business

Approximately 85% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of June 30, 2005, we had 4,848 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $270,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of June 30, 2005, we had two projects in process with a contract price of between $15 and $25 million, eight projects between $10 million and $15 million, 23 projects between $5 million and $10 million, and 166 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $661.5 million of aggregate contract value as of June 30, 2005, or approximately 50.5%, out of a total contract value for all projects in progress of $1,309.9 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

In addition to project work, approximately 15% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. In June 2005, we sold one of our smaller operating companies. Today we have 44 operating units.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This was a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we experienced decreasing volume, prices, and therefore gross profits during this period. We responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we saw in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We began to see improvements in both industry activity as well as our own results in late 2003, throughout 2004 and, in the first six months of 2005.

In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003, and four units that incurred operating losses in 2004. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. The aggregate losses at units that lost money in 2004 were significantly less than the aggregate losses at units that lost money in 2003. We currently have 44 operating units. During the first half of 2005 we had 7 units that experienced operating losses which, for one of the units, was nominal. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to again reduce aggregate full-year losses in 2005 as compared to 2004.

With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to 1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 25% of our work. Accordingly, cash flow and debt reduction were particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our current cash balances exceed our outstanding debt. At the end of June 2005, we put a new credit facility in place with less restrictive terms than those of our previous facilities. In addition, we have recently added a second surety to further support our bonding needs, and we believe our relationships with the surety markets, which have been effective over recent years, continue to improve in light of our strong current results and financial position. We have generated positive free cash flow in each of the last five calendar years, and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Percentage of Completion Method of Accounting

Approximately 85% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the Company’s results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on the Company’s projects are substantially all produced to job specifications and are a value added element to our work. The costs are considered to be incurred when title is transferred to the Company, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. The measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
Revenues	$202,299	100.0%	$240,369	100.0%	$392,776	100.0%	$442,807	100.0%
Cost of services	169,239	83.7%	200,255	83.3%	329,980	84.0%	373,545	84.4%
Gross profit	33,060	16.3%	40,114	16.7%	62,796	16.0%	69,262	15.6%
Selling, general and administrative expenses	25,550	12.6%	30,752	12.8%	52,409	13.3%	58,644	13.2%
Gain on sale of assets	(31)		(25)		(67)		(59)
Operating income	7,541	3.7%	9,387	3.9%	10,454	2.7%	10,677	2.4%
Interest expense, net	(282)	(0.1)%	(247)	(0.1)%	(779)	(0.2)%	(495)	(0.1)%
Write off of debt costs	—		(870)	(0.4)%	—		(870)	(0.2)%
Other income (expense)	365	0.2%	65	—	(337)	(0.1)%	75	—
Income before income taxes	7,624	3.8%	8,335	3.5%	9,338	2.4%	9,387	2.1%
Income tax expense	3,254		3,730		4,016		4,242
Income from continuing operations	4,370	2.2%	4,605	1.9%	5,322	1.4%	5,145	1.2%
Discontinued operations—
Operating results, net of tax	(59)		(64)		32		(75)
Estimated gain (loss) on disposition, net of tax	(137)		137		(137)		137
Net income	$4,174		$4,678		$5,217		$5,207

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Continuing Operations Excluding Certain Items

The following table presents information excluding the write off of debt costs incurred in the second quarter of 2005. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
Income from continuing operations (after tax)	$4,370		$4,605		$5,322		$5,145
Write off of debt costs (after tax)	—		479		—		479
Income from continuing operations (after tax), excluding the write off of debt costs	$4,370	2.2%	$5,084	2.1%	5,322	1.4%	$5,624	1.3%
Diluted earnings per share—Income from continuing operations (after tax), excluding the write off of debt costs	$0.10		$0.13		$0.13		$0.14

Revenues—Revenues increased $38.1 million , or 18.8%, to $240.4 million for the second quarter of 2005 compared to the same period in 2004. Approximately 14.7% of the increase in revenues related to internal growth and the remaining 4.1% resulted from the acquisition of Granite State Plumbing & Heating (“Granite”) in January 2005. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $16.8 million), hotels (approximately $6.7 million), and in the multi-family sector (approximately $5.2 million). In addition, our operations in the Southeast have seen increased activity levels in the second quarter of 2005 due to storm-related project repair work from several hurricanes that hit that area during the third quarter of 2004.

Revenues for the first six months of 2005 increased $50.0 million, or 12.7%, to $442.8 million compared to the same period in 2004. Approximately 9.2% of the increase in revenues related to internal growth and the remaining 3.5% resulted from the Granite acquisition. Again, this internal growth was from generally improving nonresidential markets throughout the United States included the institutional markets such as schools and hospitals (approximately $24.8 million). In addition, the gain in revenues stemmed from our improving performance in the multi-family sector (approximately $9.1 million) and hotels (approximately $8.4 million). These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California (approximately $10.7 million) that were impacted by extended inclement weather in the first quarter of 2005 and continued project delays in the second quarter of 2005.

Backlog reflects revenues still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenues and service work and short duration projects which are generally billed as performed do not flow through backlog. Accordingly, backlog represents only a portion of our revenues for any given future period, and it represents revenues that are likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

Backlog associated with continuing operations as of June 30, 2005 was $643.2 million (including $10.2 million from the acquisition of Granite), an 8.3% increase from March 31, 2005 backlog of $594.1 million, and a 43.6% increase from June 30, 2004 backlog of $447.9 million. The increase in backlog from the prior quarterend is primarily from significant new multi-family projects in Washington, D.C. and Florida, as well as school projects in the Sunbelt region.

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

Gross Profit—Gross profit increased $7.1 million, or 21.3%, to $40.1 million for the second quarter of 2005 compared to the same period in 2004. As a percentage of revenues, historical gross profit for the second quarter of 2005 was 16.7%, up from 16.3% in the second quarter of 2004. The increase in gross profit percentage resulted primarily from higher margin storm-related project repair work performed by our operation in Central Florida (approximately $1.2 million) and improved margins at an operation in Wisconsin which was negatively impacted by increases in the prices for certain commodity materials in the second quarter of 2004 (approximately $1.1 million). These gains were partially offset by job underperformance at one of our larger operations ($1.0 million).

Gross profit for the first six months of 2005 increased $6.5 million, or 10.3%, as compared to the same period in 2004. As a percentage of revenues, historical gross profit for the first six months of 2005 was 15.6%, down from 16.0% in the first six months of 2004. The decrease resulted primarily from uneven customer schedules and job underperformance at one of our larger operations ($2.6 million) which was partially offset by margin improvement related to operations in Central Florida and Wisconsin as discussed above.

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $5.2 million, or 20.4%, to $30.8 million for the second quarter of 2005 and increased $6.2 million, or 11.9% for the first six months of 2005 compared to the same period in 2004. As a percentage of revenues, SG&A increased from 12.6% in the second quarter of 2004 to 12.8% in the second quarter of 2005. This increase resulted from higher medical costs (approximately $1.2 million) in the second quarter of 2005 due to favorable claims experience in the prior year. As a percentage of revenues, SG&A decreased from 13.3% in the first six months of 2004 to 13.2% in the first six months of 2005. This is consistent with our effort to control SG&A expenses as we experience internal revenue growth. This decrease was partially offset by an increase resulting from higher medical costs (approximately $1.8 million) as discussed above.

Interest Expense, Net—The decrease in interest expense, net is a result of payments on the term loan throughout 2004 and 2005 thereby reducing our average debt outstanding, and interest income earned from higher cash balances in the current year. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for the three and six months ended June 30, 2004 and 2005.

Write off of debt costs—The second quarter of 2005 includes a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Other Income (Expense)—Other income was $0.4 million for the second quarter of 2004 and $0.1 million for the second quarter of 2005. Other expense was $0.3 million for the first six months of 2004 and other income was $0.1 million for the first six months of 2005. Mark-to-market adjustments on a warrant that was outstanding with a third party to buy shares of our stock were a gain of $0.3 million and a loss of $0.4 million for the second quarter of 2004 and the first six months of 2004, respectively. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there will be no further mark-to-market adjustments relating to this warrant and put subsequent to the third quarter of 2004.

Income Tax Expense—The effective tax rate associated with results from continuing operations for the first six months of 2005 was 45.2%, as compared to 43.0% in 2004. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction may decrease our effective tax rate. We currently estimate that our effective tax rate for full-year 2005 will be between 40% and 45%.

Discontinued Operations—During the second quarter of 2005, we sold a small operating company. This unit’s after-tax income of less than $0.1 million for the first six months of 2004 and after-tax loss of $0.1 million for the first six months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax expense (benefit).” We recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain (loss) on disposition, including income tax expense (benefit).”

In 2004, we sold a small operating company. The after-tax income of this company for the first six months of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating results, net of tax.” The loss recognized on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated loss on disposition, including income taxes.” This loss primarily resulted from the non-cash write off of goodwill associated with this unit. This goodwill write off was not tax deductible. This loss is partially offset by an after-tax gain of approximately $0.3 million related to a reduction in reserves associated with discontinued operations from previous years.

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

Liquidity and Capital Resources

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$12,393	$11,929	$7,660	$6,388
Investing activities	$(569)	$(203)	$(824)	$(4,836)
Financing activities	$(238)	$(7,725)	$(267)	$(7,673)
Free cash flow:
Cash provided by operating activities	$12,393	$11,929	$7,660	$6,388
Purchases of property and equipment	(900)	(1,184)	(2,217)	(3,227)
Proceeds from sales of property and equipment	154	63	283	211
Free cash flow	$11,647	$10,808	$5,726	$3,372

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

For the three months ended June 30, 2005, we had positive free cash flow of $10.8 million, as compared to $11.6 million during the first quarter of 2004. For the six months ended June 30, 2005, we had free cash flow of $3.4 million, as compared, to free cash flow of $5.7 million during the first six months of 2004. This decrease primarily resulted from higher activity levels and greater working capital requirements in 2005.

Credit Facility—On June 30, 2005, we entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of June 30, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $19.4 million in letters of credit outstanding, and $55.6 million of credit available. In addition to this credit capacity, as of June 30, 2005, we had $26.5 million in cash. As of August 1, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $20.1 million in letters of credit outstanding, and $54.9 million of credit available. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The facility will expire on June 30, 2009.

During the second quarter of 2005, we paid interest on our previous Facility borrowings at a weighted average interest rate of 5.8% per annum. This weighted average rate applied principally to approximately $7.5 million in borrowings that were outstanding under the term loan portion of a facility that was replaced by the Facility. The weighted average rate does not include amortization of debt financing and arrangement costs. We estimate that the interest rate currently applicable to borrowings under the Facility would be approximately 5.34%.

The credit facility that preceded the Company’s current one was in place from December, 2003 to June, 2005. Interest expense for the three months and six months ended June 30, 2004 and 2005 was incurred under this previous facility and included the following primary elements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Interest expense on borrowings, and unused commitment fees	$192	$142	$417	$288
Letter of credit fees	2	115	209	224
Amortization of deferred debt arrangement costs	100	126	196	246
Total	$294	$383	$822	$758

When the Company’s previous credit facility was terminated, deferred debt costs totaling $0.9 million were written off during the second quarter. This charge is reported as “Write off of debt costs” in the Company’s consolidated statement of operations.

See Note 6 of the “Condensed Notes to Consolidated Financial Statements” for a detailed discussion of the interest rates and fees associated with the Facility.

Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 65% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of June 30, 2005 was $87.7 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

Our borrowings and letters of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to the borrowing base described above. The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarter-end. While the Facility’s financial covenants do not specifically govern capacity under the Facility, if the Company’s debt level under the Facility at a quarter-end covenant compliance measurement date were to cause the Company to violate the Facility’s debt-to-Credit Facility Adjusted EBITDA covenant (described in more detail below), the Company’s borrowing capacity under the Facility could be restricted by the lenders. Accordingly, available capacity amounts shown below are presented both on a financial covenant basis and on a Facility face value basis.

	As of June 30, 2005	As of August 1, 2005
	(in thousands)
Amounts Outstanding
Revolving loan	$—	$—
Other non-Facility debt	284	281
Total debt	$284	$281
Letters of credit	$19,369	$20,119
Available Capacity
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$55,631	$54,881

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

Net income	$10,703
Discontinued operations—estimated gain on dispositions, net	(618)
Income taxes—continuing operations and discontinued operations	8,590
Mark-to-market warrant obligation	78
Interest expense, net	1,109
Write off of debt cost	870
Depreciation expense	4,600
Goodwill impairment—continuing operations and discontinued operations	3,347
Credit Facility Adjusted EBITDA	$28,679

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of June 30, 2005 as measured under this covenant was 13.26 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of June 30, 2005 as measured under this covenant was $123.2 million, as compared to a covenant minimum of $103.3 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of June 30, 2005 as measured under this covenant was 0.01.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the six months ended June 30, 2005 were $3.2 million.

Other Restrictions—The Facility limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. Debt under the Facility is classified as long-term as the facility will expire in June 2009.

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

The following recaps the future maturities of our debt along with other contractual obligations as of June 30, 2005 (in thousands):

	Twelve Months Ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Revolving loan	$—	$—	$—	$—	$—	$—	$—
Other debt	71	68	70	35	37	3	284
Total debt	71	68	70	35	37	3	284
Interest payments	13	12	8	5	3	—	41
Operating lease obligations	8,603	7,344	6,277	4,644	2,436	5,992	35,296
Total	$8,687	$7,424	$6,355	$4,684	$2,476	$5,995	$35,621

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

As of June 30, 2005 we also have $19.4 million of letter of credit commitments, of which $0.4 million expire in 2005 and $19.0 million expire in 2006. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options in our results of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for both of the first six months of 2004 and 2005 for such tax benefits was $0.5 million.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.                        Recent Sales of Unregistered Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Houston, Texas on May 19, 2005. The sole item of business was the election of directors, as stated in the Company’s Proxy Statement dated April 18, 2005. All of the Company’s incumbent directors that stood for election, as well as a nominee to replace one outgoing director, were elected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 38,378,451 shares of Common Stock outstanding, William F. Murdy had 36,910,905 shares voted in favor of election, with 331,062 shares withheld. Herman E. Bulls had 36,383,819 shares voted in favor of election, with 858,148 shares withheld. Alfred J. Giardinelli, Jr. had 37,007,034 shares voted in favor of election, with 234,933 shares withheld. Franklin Myers had 37,006,219 shares voted in favor of election, with 235,748 shares withheld. James H. Schultz had 37,007,494 shares voted in favor of election, with 234,473 shares withheld. Robert D. Wagner, Jr. had 36,384,419 shares voted in favor of election, with 857,548 shares withheld. With respect to the individual director designated for election by the holders of the Restricted Voting Common Stock, out of a potential of 1,054,888 shares of Restricted Voting Common Stock outstanding, Steven S. Harter had 827,035 shares voted in favor of election, with no shares withheld. As for the proposal for shareholder ratification of the selection of independent auditors, the proposal received 35,022,667 votes for ratification; 55,445 votes against ratification; and 2,329,262 absentions.

Item 6.                        Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1

Credit Agreement by and among Comfort Systems USA, Inc. as Borrower, and Hibernia National Bank, as Agent; Hibernia Southcoast Capital, Inc., as Arranger; and Certain Financial Institutions, as Lenders, dated as of June 30, 2005.(1)

10.2	Description of Amendment to Comfort Systems USA, Inc.’s Incentive Compensation Plan for Executive Officers.(1)
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George III pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 1, 2005 and May 24, 2005 respectively and incorporated herein by reference.

(b)         Reports on Form 8-K

(i)             The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 5, 2005 under items 2.02 and 9.01. The report related to the Company’s announcement of a press release describing the Company’s financial results for the first quarter of 2005.

(ii)         The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 24, 2005 under Item 1.01. The report related to the Company’s amendment of the Company’s 2005 Incentive Compensation Plan for Executive Officers.

(iii)     The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 1, 2005 under Items 1.01, 1.02, and 9.01. The report related to the Company’s announcement of a press release describing the Company’s entry into a new Senior Credit Facility and termination of the Company’s prior credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
	By:	/s/ WILLIAM F. MURDY
August 2, 2005		William F. Murdy
Chairman of the Board and Chief Executive Officer
August 2, 2005	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer