Form 10-Q
period 2005-09-30
COMFORT SYSTEMS USA INC
filed 2005-11-02
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s common stock, as of November 1, 2005 was 39,870,692.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,698	$33,709
Accounts receivable, less allowance for doubtful accounts of $5,907 and $4,287, respectively	171,246	206,147
Other receivables	4,051	4,493
Inventories	9,671	9,196
Costs and estimated earnings in excess of billings	24,683	26,467
Prepaid expenses and other	13,190	14,038
Assets related to discontinued operations	5,860	872
Total current assets	261,399	294,922
PROPERTY AND EQUIPMENT, net	12,456	13,889
GOODWILL	100,123	100,123
OTHER NONCURRENT ASSETS	9,138	7,258
Total assets	$383,116	$416,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,071	$—
Accounts payable	63,620	69,153
Accrued compensation and benefits	22,548	27,006
Billings in excess of costs and estimated earnings	36,927	55,981
Income taxes payable	3,700	2,132
Accrued self insurance expense	17,017	18,645
Other current liabilities	11,950	12,781
Liabilities related to discontinued operations	1,935	38
Total current liabilities	159,768	185,736
LONG-TERM DEBT, NET OF CURRENT MATURITIES	6,751	—
Total liabilities	166,519	185,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 and 39,711,142 shares issued, respectively	393	397
Treasury stock, at cost, 24,462 and zero shares, respectively	(148)	—
Additional paid-in capital	337,719	339,767
Deferred compensation	(1,587)	(1,266)
Retained earnings (deficit)	(119,780)	(108,442)
Total stockholders’ equity	216,597	230,456
Total liabilities and stockholders’ equity	$383,116	$416,192

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUES	$206,171	$243,453	$594,198	$681,937
COST OF SERVICES	173,706	202,418	499,670	571,690
Gross profit	32,465	41,035	94,528	110,247
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,102	29,613	77,686	87,339
LOSS (GAIN) ON SALE OF ASSETS	34	(53)	(33)	(112)
Operating income	6,329	11,475	16,875	23,020
OTHER INCOME (EXPENSE):
Interest income	40	165	83	429
Interest expense	(374)	(166)	(1,196)	(924)
Write off of debt costs	—	—	—	(870)
Other	(101)	(39)	(438)	36
Other income (expense)	(435)	(40)	(1,551)	(1,329)
INCOME BEFORE INCOME TAXES	5,894	11,435	15,324	21,691
INCOME TAX EXPENSE	2,553	4,971	6,596	9,452
INCOME FROM CONTINUING OPERATIONS	3,341	6,464	8,728	12,239
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax expense (benefit) of $80, $(461), $73, and $(693)	149	(295)	116	(1,000)
Estimated gain (loss) on disposition, including income tax expense (benefit) of $0, $(17), $235 and $65	—	(38)	(137)	99
NET INCOME	$3,490	$6,131	$8,707	$11,338
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.09	$0.16	$0.23	$0.31
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	(0.02)
Estimated gain (loss) on disposition	—	—	—	—
Net income	$0.09	$0.15	$0.23	$0.29
Diluted—
Income from continuing operations	$0.09	$0.16	$0.22	$0.30
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	(0.02)
Estimated gain (loss) on disposition	—	—	—	—
Net income	$0.09	$0.15	$0.22	$0.28
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	38,418	39,372	38,298	39,180
Diluted	39,455	40,382	39,457	40,179

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

								Total
					Additional	Deferred	Retained	Stock-
	Common Stock		Treasury Stock		Paid-In	Compen-	Earnings	holders’
	Shares	Amount	Shares	Amount	Capital	sation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2003	39,258,913	$393	(1,041,864)	$(6,305)	$337,605	$(540)	$(130,493)	$200,660
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	393	(24,462)	(148)	337,719	(1,587)	(119,780)	216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	382,229	3	114,959	835	1,519	—	—	2,357
Issuance of restricted stock (unaudited)	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted shares (unaudited)	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock (unaudited)	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Amortization of deferred compensation (unaudited)	—	—	—	—	32	536	—	568
Other (unaudited)	—	—	300	3	(3)	—	—	—
Net income (unaudited)	—	—	—	—	—	—	11,338	11,338
BALANCE AT SEPTEMBER 30, 2005 (UNAUDITED)	39,711,142	$397	—	$—	$339,767	$(1,266)	$(108,442)	$230,456

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
CASH FROM OPERATING ACTIVITIES:
Net income	$3,490	$6,131	$8,707	$11,338
Adjustments to reconcile net income to net cash provided by operating activities—
Estimated (gain) loss on disposition of discontinued operations	—	38	137	(99)
Depreciation expense	1,315	1,307	3,617	3,525
Bad debt expense	428	276	1,623	944
Write off of debt costs	—	—	—	870
Deferred tax expense	1,813	296	1,950	1,403
Tax benefit from exercise of options	17	220	498	727
Amortization of debt financing costs	104	24	300	270
Loss (gain) on sale of assets or operations	34	(53)	(33)	(112)
Deferred compensation expense	138	169	199	361
Mark-to-market warrant obligation	86	—	457	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(10,161)	(8,505)	(10,336)	(29,733)
Inventories	269	470	(684)	869
Prepaid expenses and other current assets	(1,741)	(1,236)	970	(269)
Costs and estimated earnings in excess of billings	(554)	(462)	(6,665)	(214)
Other noncurrent assets	438	(274)	573	(218)
Increase (decrease) in—
Accounts payable and accrued liabilities	3,415	(592)	5,911	5,981
Billings in excess of costs and estimated earnings	6,030	10,294	5,557	18,848
Net cash provided by operating activities	5,121	8,103	12,781	14,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(963)	(1,826)	(3,180)	(5,053)
Proceeds from sales of property and equipment	—	353	283	564
Proceeds from businesses sold, net of cash sold and transaction costs	156	543	1,266	1,666
Cash paid for acquisition, including cash acquired	—	—	—	(2,943)
Net cash used in investing activities	(807)	(930)	(1,631)	(5,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(533)	(284)	(1,086)	(8,822)
Borrowings of other long-term debt	—	—	32	—
Debt financing costs	(30)	(400)	(808)	(400)
Proceeds from exercise of options	37	765	1,069	1,630
Net cash provided by (used in) financing activities	(526)	81	(793)	(7,592)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,788	7,254	10,357	1,133
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	16,705	26,455	10,136	32,576
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$20,493	$33,709	$20,493	$33,709

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

Cash Flow Information

Cash paid for interest for continuing and discontinued operations for both of the nine months ended September 30, 2004 and 2005 was approximately $0.7 million. Cash paid for income taxes for continuing operations for the nine months ended September 30, 2004 and 2005 was approximately $4.4 million and $8.3 million, respectively. Cash paid for income taxes for discontinued operations for the nine months ended September 30, 2004 and 2005 was $0.3 million and less than $0.1 million, respectively.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, the Company may not realize deferred tax assets to the extent it has estimated.

The effective tax rate associated with results from continuing operations for the first nine months of 2005 was 43.6%, as compared to 43.0% in 2004. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in its statement of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the first nine months of 2004 and 2005 for such tax benefits was $0.5 million and $0.7 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net Income as reported	$3,490	$6,131	$8,707	$11,338
Add: Stock-based compensation included in reported net income, net of tax	90	110	129	235
Less: Compensation expense per Statement 123, net of tax	(95)	(234)	(1,027)	(821)
Pro Forma Net Income	$3,485	$6,007	$7,809	$10,752
Net Income Per Share—Basic
Net Income per share as reported	$0.09	$0.15	$0.23	$0.29
Pro Forma Net Income per share	$0.09	$0.15	$0.20	$0.27
Net Income Per Share—Diluted
Net Income per share as reported	$0.09	$0.15	$0.22	$0.28
Pro Forma Net Income per share	$0.09	$0.15	$0.20	$0.27

Stock Option Plans—The effects of applying Statement 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2005
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	61.30%	61.23% - 63.99%
Risk-free interest rate	3.96% - 4.38%	3.91% - 4.31%
Expected life of options	7 years	7 years

Restricted Stock—The Company has awarded shares of restricted stock to members of management, as discussed in Note 8, “Stockholders’ Equity.” The fair value of shares awarded during the first nine months of 2004 and 2005 was $6.10 and $5.58, respectively.

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

The results of operations of Granite are included in the Company’s consolidated financial statements from January 17, 2005 through September 30, 2005.

The unaudited pro forma data presented below reflect the results of operations of Comfort Systems and the acquisition of Granite assuming the transaction was completed on January 1, 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$212,192	$243,453	$612,372	$683,007
Net income	$3,592	$6,131	$9,134	$11,328
Net income per share—basic	$0.09	$0.15	$0.24	$0.29
Net income per share—diluted	$0.09	$0.15	$0.23	$0.28

4.   Discontinued Operations

Individual Sales of Operating Companies—During the third quarter of 2005, the Company sold a small operating company and shutdown the operations of another small operating company. The after-tax loss of these companies of less than $0.1 million for the first nine months of 2004 and after-tax loss of $1.0 million for the first nine months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax expense (benefit).” The Company recorded a loss on these divestitures of less than $0.1 million, including taxes, in the third quarter of 2005 in discontinued operations under “Estimated gain (loss) on disposition, including income tax expense (benefit).”

During the second quarter of 2005, the Company sold a small operating company. This unit’s after-tax income of $0.1 million for the first nine months of 2004 and after-tax loss of less than $0.1 million for the first six months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax expense (benefit).” The Company recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain (loss) on disposition, including income tax expense (benefit).”

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

Assets and liabilities related to the operations discontinued during 2005 were as follows (in thousands):

	December 31,	September 30,
	2004	2005
Accounts receivable, net	$3,436	$626
Inventories	919	—
Costs and estimated earnings in excess of billings	757	—
Other current assets	78	101
Property and equipment, net	532	—
Other noncurrent assets	138	145
Total assets	$5,860	$872

Accounts payable	$1,151	—
Other current liabilities	784	38
Total liabilities	$1,935	$38

Revenues and pre-tax income (loss) related to the operations discontinued in 2004 and 2005 were as follows (in thousands):

	Nine Months Ended September 30,
	2004	2005
Revenues	$14,503	$7,709
Pre-tax income (loss)	$190	$(1,693)

The Company’s consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of discontinued operations.

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

There are ongoing open matters relating to this transaction that the Company continues to address with Emcor. The Company does not believe these open matters, either individually or in the aggregate, will have a material effect on the Company’s financial position when ultimately resolved. The Company maintains reserves for these matters, net of amounts receivable from escrow that it believes will ultimately be applied in settling these matters. During the second quarter of 2004, the Company concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, the Company reduced these reserves by $0.2 million, net of tax. During the third quarter of 2005, the Company reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. These amounts are reflected in discontinued operations in 2004 as a reduction in the estimated loss on disposition of discontinued operations.

Recap of Income Statement Activity Affecting Loss on Disposition of Companies to Emcor (in thousands):

	Activity During Indicated Quarters	Cumulative Loss On Disposition
First Quarter 2002
Purchase Price	$186,250
Less escrow	(5,000)
Less book basis in net assets of companies sold	(163,576)
Less transaction wrap-up costs	(2,106)
Plus estimated tax liability associated with transaction	(26,180)
Loss recognized during First Quarter 2002	(10,612)	$(10,612)
Fourth Quarter 2002
Settlement with Emcor for reimbursement of impaired assets and additional liabilities associated with companies sold to Emcor	(7,884)
Application of escrow in the settlement	4,000
Tax benefit of settlement	1,359
Reduction in estimated tax liability on sale transaction as a whole	1,371
Other	(67)
Loss recognized during Fourth Quarter 2002	(1,221)	(11,833)
Second Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	512
Taxes related to reduction in reserves	(179)
Reduction to loss recognized in Second Quarter 2004	333	(11,500)
Fourth Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	371
Taxes related to reduction in reserves	(130)
Reduction in estimated tax liability on sale transaction as a whole	377
Reduction to loss recognized in Fourth Quarter 2004	618	(10,882)
Third Quarter of 2005
Reduction in tax reserves	125	$(10,757)

Recap of Cash Proceeds on Emcor Transaction (in thousands):

Cumulative Cash Proceeds
Purchase Price	$186,250
Less escrow for post-closing balance sheet adjustment	(2,500)
Less general escrow	(5,000)
Less debt and accrued interest transferred to Emcor relating to companies sold to Emcor	(22,479)
Initial cash proceeds	156,271
Additional proceeds received in Second Quarter 2002 relating to post-closing balance sheet adjustment, net of related escrow	7,050
Recovery in Second Quarter 2002 of escrow for post-closing balance sheet adjustment	2,500
Direct payments by the Company in 2003 related to Fourth Quarter 2002 settlement for reimbursement of impaired assets and additional liabilities of companies sold to Emcor	(2,744)
Payment of income taxes in 2003 in connection with the transaction	(10,371)
Payment of transaction and wrap-up costs	(2,427)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	400
Other	(557)
Net cash proceeds received as of September 30, 2005	$150,122

Recap of Use of General Escrow in Emcor Transaction (in thousands):

Escrow Income Statement Recognition
Original general escrow—not recognized in income statement determination of loss on disposition of companies to Emcor	$5,000
Application of escrow in Fourth Quarter 2002 to reduce additional loss on transaction in connection with settlement involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(4,000)
Remaining escrow available as of September 30, 2005 to be applied against any income statement charges associated with future claims that may arise in connection with the transaction	$1,000
Escrow Funds Use
Original general escrow	$5,000
Use in 2003 in connection with settlement in Fourth Quarter 2002 involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(3,339)
Use in 2004 in connection with the settlement of other matters	(196)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	(400)
Remaining escrow balance as of September 30, 2005, available to be applied to future claims that may arise in connection with transaction	$1,065

5.   Restructuring Charges

During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 and by $0.3 million in 2005 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2004 and September 30, 2005 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2004:
Lease termination costs and other	$1,745	$610	(a)	$(1,074)	$1,281

Nine Months Ended September 30, 2005:
Lease termination costs and other	$1,281	$273	(a)	$(555)	$999

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

6.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	September 30,
	2004	2005
Revolving credit facility	$—	$—
Term loan	8,500	—
Other	322	—
Total debt	8,822	—
Less—current maturities	(2,071)	—
Total long-term portion of debt	$6,751	$—

Credit Facility

On June 30, 2005, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of September 30, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $20.1 million in letters of credit outstanding, and $54.9 million of credit available. As of November 1, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $21.1 million in letters of credit outstanding, and $53.9 million of credit available. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The facility will expire on June 30, 2009.

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

The Company’s borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 65% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of September 30, 2005 was $86.8 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

	As of September 30, 2005	As of November 1, 2005
(in thousands)
Amounts Outstanding:
Revolving loan	$—	$—
Other non-Facility debt	—	—
Total debt	$—	$—
Letters of credit	$20,119	$21,139
Available Capacity:
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$54,881	$53,861
Unused Revolving Loan and letter of credit capacity based on quarter-end debt-to-Credit Facility Adjusted EBITDA covenant	$—	n/a

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

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of September 30, 2005, the amount of these assets was approximately $68.1 million.

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

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of September 30, 2005 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	4.25%
Citibank, N.A. Prime Rate	6.75%
Eurodollar Rate Option:
One-month LIBOR	3.86%
Six-month LIBOR	4.23%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	1.00%	1.50%	2.00%
Eurodollar Rate Option	2.00%	2.50%	3.00%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.50%	1.875%	2.25%

Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $0.4 million in financing and professional costs in connection with the arrangement of the Facility. These costs will be amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year. If the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs. Excluding the amortization of debt financing and arrangement costs, the Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 5.86% as of September 30, 2005.

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

Net income	$13,344
Discontinued operations—estimated non-cash gain on dispositions, net	(618)
Income taxes—continuing operations and discontinued operations	10,449
Mark-to-market warrant obligation	(8)
Interest expense, net	776
Write off of debt costs	870
Depreciation expense	4,592
Goodwill impairment—continuing operations and discontinued operations	3,347
Credit Facility Adjusted EBITDA	$32,752

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of September 30, 2005 as measured under this covenant was 18.9 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of September 30, 2005 as measured under this covenant was $130.3 million, as compared to a covenant minimum of $107.3 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of September 30, 2005 as measured under this covenant was zero because the Company has no debt.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the nine months ended September 30, 2005 were $5.1 million.

Other Restrictions—The Facility limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. Debt under the Facility is classified as long-term as the Facility will expire in June 2009.

Interest Expense and Related Charges

As of the end of the second quarter, the Company repaid all borrowings and accrued interest under its previous revolving credit facility. During the third quarter of 2005, the Company paid no interest on either its current or prior revolving credit facility. Interest expense for the three months and nine months ended September 30, 2004 and 2005 included the following primary elements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Interest expense on borrowings, and unused commitment fees	$140	$60	$557	$348
Letter of credit fees	130	82	339	306
Amortization of deferred debt arrangement costs	104	24	300	270
Total	$374	$166	$1,196	$924

When the Company’s previous credit facility was replaced, deferred debt costs totaling $0.9 million were written off during the second quarter of 2005. This charge is reported as “Write off of debt costs” in the Company’s consolidated statement of operations.

7.   Commitments and Contingencies

Claims and Lawsuits

The Company is party to litigation and claims in the ordinary course of business, including various state and federal income tax audits. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company’s remaining litigation involves matters with significantly smaller individual potential losses.

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

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of the Company’s business has required bonds. While the Company has enjoyed a longstanding relationship with its primary surety and has recently added another surety to further support its bonding needs, current market conditions as well as changes in the sureties’ assessment of the Company’s operating and financial risk could cause the sureties to decline to issue bonds for the Company’s work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significant amount of cash on its balance sheet, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company’s revenues and profits to decline in the near term.

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

While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Common Stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company’s statement of operations for that period and in the Company’s long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the nine months ended September 30, 2004, these adjustments were a loss of $0.5 million, and were reflected as other income (expense) in the Company’s statement of operations. Now that the warrant and put are no longer outstanding, there will be no further mark-to-market adjustments to income associated with them.

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

Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock are converted into shares of Common Stock. As of September 30, 2005, there were 1,000,975 shares of Restricted Voting Common Stock remaining.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.2 million shares of Common Stock at prices ranging from $7.94 to $21.438 per share which were outstanding for the three months ended September 30, 2005, and options to purchase 0.4 million shares at prices ranging from $7.625 to $21.438 per share which were outstanding for the nine months ended September 30, 2005, were not included in the computation of diluted EPS because they were anti-dilutive.

Options to purchase 0.9 million shares of the Company’s common stock at prices ranging from $6.64 to $21.438 per share were outstanding for the three months ended September 30, 2004 and options to purchase $1.6 million from $7.00 to $21.438 per share were outstanding for the nine months ended September 30, 2004, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Common Stock.

The following table summarizes information regarding the Company’s outstanding stock options as of September 30, 2004 and 2005:

	Number of Options Outstanding
Exercise Price	September 30, 2004	September 30, 2005
$1.90	710,250	590,250
$2.14	10,000	10,000
$2.19	10,000	—
$2.25	232,500	160,125
$2.34	500	—
$2.36	50,000	40,000
$2.43	10,000	10,000
$2.875	1,056,735	597,338
$3.39	10,000	10,000
$3.8125	500,000	500,000
$3.86	79,000	72,750
$4.18	102,500	102,500
$4.24	15,000	10,000
$4.77	40,000	30,000
$6.00	153,000	95,500
$6.38	—	272,500
$6.49	—	50,000
$6.62	—	36,000
$6.64	55,000	55,000
$6.75	5,000	5,000
$6.97	—	120,000
$7.00	50,000	40,000
$7.625	34,700	32,200
$7.94	—	15,000
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	826,059	154,850
	3,950,244	3,009,013

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

As this impact was anti-dilutive for the three and nine months ended September 30, 2004, the effect of the warrant was excluded from earnings per share amounts for this period. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Common shares outstanding, end of period(a)	38,425	39,468	38,425	39,468
Effect of using weighted average common shares outstanding	(7)	(96)	(127)	(288)
Shares used in computing earnings per share—basic	38,418	39,372	38,298	39,180
Effect of shares issuable under stock option plans based on the treasury stock method	998	933	1,108	929
Effect of contingently issuable restricted shares	39	77	51	70
Shares used in computing earnings per share—diluted	39,455	40,382	39,457	40,179

a)                Excludes 325,000 and 242,917 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2004 and 2005, respectively (see “Restricted Stock Grants” above).

9.   Subsequent Event

On November 2, 2005, the Company’s Board of Directors declared an initial quarterly dividend of $0.025 per share on Comfort Systems USA, Inc. common stock. The dividend is payable on December 20, 2005 to shareholders of record at the close of business on November 30, 2005.

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

As of September 30, 2005, we had 4,973 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $280,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of September 30, 2005, we had two projects in process with a contract price of between $15 and $25 million, 8 projects between $10 million and $15 million, 23 projects between $5 million and $10 million, and 173 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $670.1 million of aggregate contract value as of September 30, 2005, or approximately 48.2%, out of a total contract value for all projects in progress of $1,390.4 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. During 2005, we sold or ceased operations at three of our smaller operating companies and consolidated one company into other operations. Today we have 42 operating units.

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

Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work. The Company believes that the current economic environment is favorable relative to the activity levels of recent years.

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 in response to the broader US recession as well as uncertainty relating to international events. This was a more extended period of contraction than the sector has experienced in other recent recessions, with particularly steep declines in the commercial and industrial portions of the industry. As a result, like most nonresidential HVAC service providers, we experienced decreasing volume, prices, and therefore gross profits during this period. We responded to these market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. These initiatives include our regional and national multi-location service efforts, our energy efficiency capabilities, and collaboration among our operating units to seek joint project opportunities. As a result of these responses, the decreases we saw in revenues over the last three years have been less than the overall decline in activity experienced by the broader nonresidential sector. We also responded to declining gross profits over recent years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas have partially offset the decline in our profitability over this period. We have experienced improvements in both industry activity as well as our own results in late 2003, throughout 2004 and in the first nine months of 2005.

In addition to addressing revenues and costs more broadly, we also evaluate our operations on a by-unit and by-market basis. A number of our units have experienced significantly lower results at various points over the last three years, including ten units that incurred operating losses in 2003, and four units that incurred operating losses in 2004. While the difficult market conditions over this period of time certainly influenced the performance of these units, we also experienced operational execution shortfalls that contributed to lower results. The majority of such underperforming operations have been closed, sold, merged with stronger operations, or reduced in size or operating scope. We also replaced management at most ongoing operations in this group. The aggregate losses at units that lost money in 2004 were significantly less than the aggregate losses at units that lost money in 2003. We currently have 42 operating units. During the first nine months of 2005 we had 5 units that experienced operating losses. While it would be unusual in a group of this size to have no underperforming units even in better market conditions, we expect to again reduce aggregate full-year losses in 2005 as compared to 2004.

With the difficult market conditions in our industry over recent years along with the integration challenges we encountered following our substantial acquisition growth during the period from 1997 to 1999, we also operated in an environment of relatively tight credit restrictions from our lenders. In addition, we have had to more actively manage our relationships with the surety market, through which we procure payment and performance bonds required for approximately 30% of our work. Accordingly, cash flow and debt reduction were particularly high priorities for us over this period of time. As a result of our sale of certain operations to Emcor in early 2002 as well as our continued strong emphasis on cash flow, our debt outstanding is now zero. At the end of June 2005, we put a new credit facility in place with less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets, are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last five calendar years, and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004 and through nine months of 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis is on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units as described above, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2005 results will be better than our 2004 results. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a very selective, opportunistic basis, and expect our growth in 2005 will largely be generated internally.

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

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2005	%	2004	%	2005	%
Revenues	$ 206,171	100.0%	$ 243,453	100.0%	$ 594,198	100.0%	$ 681,937	100.0%
Cost of services	173,706	84.3%	202,418	83.1%	499,670	84.1%	571,690	83.8%
Gross profit	32,465	15.7%	41,035	16.9%	94,528	15.9%	110,247	16.2%
Selling, general and administrative expenses	26,102	12.7%	29,613	12.2%	77,686	13.1%	87,339	12.8%
Loss (gain) on sale of assets	34		(53)		(33)		(112)
Operating income	6,329	3.1%	11,475	4.7%	16,875	2.8%	23,020	3.4%
Interest expense, net	(334)	(0.2)%	(1)	—	(1,113)	(0.2)%	(495)	(0.1)%
Write off of debt costs	—		—		—		(870)	(0.1)%
Other income (expense)	(101)	—	(39)	—	(438)	(0.1)%	36	—
Income before income taxes	5,894	2.9%	11,435	4.7%	15,324	2.6%	21,691	3.2%
Income tax expense	2,553		4,971		6,596		9,452
Income from continuing operations	3,341	1.6%	6,464	2.7%	8,728	1.5%	12,239	1.8%
Discontinued operations—
Operating results, net of tax	149		(295)		116		(1,000)
Estimated gain (loss) on disposition, net of tax			(38)		(137)		99
Net income	$ 3,490		$ 6,131		$ 8,707		$ 11,338

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Continuing Operations Excluding Certain Items

The following table presents information excluding the write off of debt costs incurred in the second quarter of 2005. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way that we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1-Historical Results.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004	%	2005	%	2004	%	2005	%
Income from continuing operations (after tax)	$ 3,341		$ 6,464		$ 8,728		$ 12,239
Write off of debt costs (after tax)	—		—		—		479
Income from continuing operations (after tax), excluding the write off of debt costs	$ 3,341	1.6%	$ 6,464	2.7%	$ 8,728	1.5%	$ 12,718	1.9%
Diluted earnings per share—income from continuing operations (after tax), excluding the write off of debt costs	$ 0.09		$ 0.16		$ 0.22		$ 0.32

Revenues—Revenues increased $37.3 million, or 18.1%, to $243.5 million for the third quarter of 2005 compared to the same period in 2004. Approximately 14.2% of the increase in revenues related to internal growth and the remaining 3.9% resulted from the acquisition of Granite State Plumbing & Heating (“Granite”) in January 2005. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $10.2 million), hotels (approximately $5.4 million), and in the multi-family sector (approximately $3.5 million). In addition, we have seen increased activity levels in the third quarter of 2005, primarily in our Arizona, Wisconsin and Michigan operations, resulting from the start-up of several large projects. These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California that were impacted by continued project delays resulting from extended inclement weather in the first quarter of 2005.

Revenues for the first nine months of 2005 increased $87.7 million, or 14.8%, to $681.9 million compared to the same period in 2004. Approximately 11.1% of the increase in revenues related to internal growth and the remaining 3.7% resulted from the Granite acquisition. Again, this internal growth was from generally improving nonresidential markets throughout the United States included the institutional markets such as schools and hospitals (approximately $24.4 million). In addition, the gain in revenues stemmed from our improving performance in the multi-family sector (approximately $12.6 million) and hotels (approximately $13.3 million). These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California (approximately $13.1 million), as discussed above.

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

Backlog associated with continuing operations as of September 30, 2005 was $650.8 million (including $9.6 million from the acquisition of Granite), a 1.7% increase from June 30, 2005 backlog of $639.7 million, and a 37% increase from September 30, 2004 backlog of $475.0 million. The increase in backlog from the prior quarterend is primarily from significant new multi-family projects in Alabama, as well as office building projects in the Washington, D.C. area.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2004 and 2005. We continue to see signs that activity levels in our industry may continue to increase throughout 2005. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

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

Gross Profit—Gross profit increased $8.6 million, or 26.4%, to $41.0 million for the third quarter of 2005 compared to the same period in 2004. As a percentage of revenues, historical gross profit for the third quarter of 2005 was 16.9%, up from 15.7% in the third quarter of 2004. The increase in gross profit percentage resulted primarily from increased profitability in our Tennessee operations (approximately $1.4 million), higher margin storm-related project repair work performed by our operation in Central Florida (approximately $1.2 million) and improved margins at an operation in Wisconsin which was negatively impacted by increases in the prices for certain commodity materials in the second quarter of 2004 (approximately $1.3 million). These gains were partially offset by job underperformance at one of our larger operations (approximately $2.0 million).

Gross profit for the first nine months of 2005 increased $15.7 million, or 16.6%, as compared to the same period in 2004. As a percentage of revenues, historical gross profit for the first nine months of 2005 was 16.2%, up from 15.9% in the first nine months of 2004. The increase resulted primarily from margin improvement related to operations in Tennessee, Central Florida and Wisconsin as discussed above, partially offset by uneven customer schedules and job underperformance at one of our larger operations (approximately $4.6 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $3.5 million, or 13.5% for the third quarter of 2005 as compared to the third quarter of 2004. As a percentage of revenues, SG&A declined from 12.7% in the third quarter of 2004 to 12.2% in the third quarter of 2005. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth, partially offset by an increase resulting from higher medical costs (approximately $0.8 million) in the third quarter of 2005 due to favorable claims experience in the prior year.

For the nine months ended September 30, 2005, SG&A increased $9.7 million, or 12.4% for the first nine months of 2005 as compared to the same period in 2004. As a percentage of revenues, SG&A decreased from 13.1% in the first nine months of 2004 to 12.8% in the first nine months of 2005. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth, partially offset by an increase resulting from higher medical costs (approximately $2.6 million) as discussed above.

Interest Expense, Net—The decrease in interest expense, net is a result of payments on the term loan throughout 2004 and 2005 thereby reducing our average debt outstanding, and interest income earned from higher cash balances in the current year. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for the three and nine months ended September 30, 2004 and 2005.

Write off of debt costs—The second quarter of 2005 includes a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Other Income (Expense)—Other expense was $0.1 million for the third quarter of 2004 and less than $0.1 million for the third quarter of 2005. Other expense was $0.4 million for the first nine months of 2004 and other income was less than $0.1 million for the first nine months of 2005. The third quarter of 2004 and the first nine months of 2004 include losses of $0.1 million and $0.5 million, respectively, resulting from mark-to-market adjustments on a warrant with a third-party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there are no further mark-to-market adjustments to income associated with them.

Income Tax Expense—The effective tax rate associated with results from continuing operations for the first nine months of 2005 was 43.6%, as compared to 43.0% in 2004. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

Discontinued Operations—During the third quarter of 2005, the Company sold a small operating company and shutdown the operations of another small operating company. The after-tax loss of these companies of less than $0.1 million for the first nine months of 2004 and after-tax loss of $1.0 million for the first nine months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax expense (benefit).” The Company recorded a loss on these divestitures of less than $0.1 million, including taxes, in the third quarter of 2005 in discontinued operations under “Estimated gain (loss) on disposition, including income tax expense (benefit).”

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

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2005, our primary emphasis for this year is on margin improvement more so than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2004, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions are improving, we expect that our full-year 2005 results will be better than our 2004 results.

Liquidity and Capital Resources

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$ 5,121	$ 8,103	$ 12,781	$ 14,491
Investing activities	$ (807)	$ (930)	$ (1,631)	$ (5,766)
Financing activities	$ (526)	$ 81	$ (793)	$ (7,592)
Free cash flow:
Cash provided by operating activities	$ 5,121	$ 8,103	$ 12,781	$ 14,491
Purchases of property and equipment	(963)	(1,826)	(3,180)	(5,053)
Proceeds from sales of property and equipment	—	353	283	564
Free cash flow	$ 4,158	$ 6,630	$ 9,884	$ 10,002

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

For the three months ended September 30, 2005, we had positive free cash flow of $6.6 million, as compared to $4.2 million during the third quarter of 2004. This increase is primarily from increased profitability, net of a slight increase in capital expenditures. For the nine months ended September 30, 2005, free cash flow of $10.0 million was essentially unchanged from free cash flow of $9.9 million during the first nine months of 2004.

Credit Facility—On June 30, 2005, we entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. As of September 30, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $20.1 million in letters of credit outstanding, and $54.9 million of credit available. In addition to this credit capacity, as of September 30, 2005, we had $33.7 million in cash. As of November 1, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $21.1 million in letters of credit outstanding, and $53.9 million of credit available. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility will expire on June 30, 2009.

Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to borrowings under the Facility would be approximately 5.86% as of September 30, 2005.

As of the end of the second quarter, the Company repaid all borrowings and accrued interest under its previous revolving credit facility. During the third quarter of 2005, the Company paid no interest on either its current or prior revolving credit facility. Interest expense for the three months and nine months ended June 30, 2004 and 2005 was incurred under this previous facility and included the following primary elements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Interest expense on borrowings, and unused commitment fees	$ 140	$ 60	$ 557	$ 348
Letter of credit fees	130	82	339	306
Amortization of deferred debt arrangement costs	104	24	300	270
Total	$ 374	$ 166	$ 1,196	$ 924

When the Company’s previous credit facility was terminated, deferred debt costs totaling $0.9 million were written off during the second quarter of 2005. This charge is reported as “Write off of debt costs” in the Company’s consolidated statement of operations.

See Note 6 of the “Condensed Notes to Consolidated Financial Statements” for a detailed discussion of the interest rates and fees associated with the Facility.

Our borrowings and letters of credit outstanding under the Facility at each monthend must be less than a borrowing base measured as of the same monthend. The borrowing base is defined under the Facility as 65% of the following: total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of September 30, 2005 was $86.8 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

	As of September 30, 2005	As of November 1, 2005
(in thousands)
Amounts Outstanding:
Revolving loan	$ —	$ —
Other non-Facility debt	—	—
Total debt	$ —	$ —
Letters of credit	$ 20,119	$ 21,139
Available Capacity:
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$ 54,881	$ 53,861

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

Net income	$ 13,344
Discontinued operations—estimated gain on dispositions, net	(618)
Income taxes—continuing operations and discontinued operations	10,449
Mark-to-market warrant obligation	(8)
Interest expense, net	776
Write off of debt cost	870
Depreciation expense	4,592
Goodwill impairment—continuing operations and discontinued operations	3,347
Credit Facility Adjusted EBITDA	$ 32,752

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of September 30, 2005 as measured under this covenant was 18.9 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of September 30, 2005 as measured under this covenant was $130.3 million, as compared to a covenant minimum of $107.3 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of September 30, 2005 as measured under this covenant was zero because the Company has no debt.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the nine months ended September 30, 2005 were $5.1 million.

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

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have recently added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our debt along with other contractual obligations as of September 30, 2005 (in thousands):

	Twelve Months Ended June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Revolving loan	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Operating lease obligations	8,345	7,357	5,960	4,390	2,004	5,848	33,904
Total	$ 8,345	$ 7,357	$ 5,960	$ 4,390	$ 2,004	$ 5,848	$ 33,904

To estimate future interest payments, we used certain financial institution forecasts that project modest increases in the interest rate over the remaining term of the loans. Absent any significant commitments of capital for items such as capital expenditures, acquisitions, extraordinary dividends or share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of September 30, 2005 we also have $20.1 million of letter of credit commitments, of which $0.1 million expire in 2005 and $20.0 million expire in 2006. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.

While the majority of these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually. In addition, given the estimated size and duration of funding of claims under our worker’s compensation, auto liability and general liability insurance programs, we recently agreed with our insurers that we will increase the amounts of letters of credit posted with them by an additional $0.5 million in the fourth quarter of 2005 and an additional $0.5 million in the second quarter of 2006.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow in each of the last five calendar years, most of which occurred during challenging economic and industry conditions. We also have no debt, significant borrowing capacity under our credit facility, and significant cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options in our results of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for both of the first nine months of 2004 and 2005 for such tax benefits was $0.5 million and $0.7 million, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

COMFORT SYSTEMS USA, INC.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is party to litigation and claims in the ordinary course of business including state and federal tax audits or disputes. The largest single unresolved matter to which the Company is party involves a construction project. If this matter were ultimately resolved on the least favorable terms to the Company, management estimates that it would incur a liability of approximately $2.5 million. However, management believes the likelihood of such a least-favorable outcome is remote, and believes its asset balances and accruals relating to this matter appropriately reflect a probable outcome. The Company’s remaining litigation involves matters with significantly smaller individual potential losses.

The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. In management’s opinion, uninsured losses resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s operating results or financial condition.

Item 2.   Recent Sales of Unregistered Securities

Following is a summary of the Company’s repurchases of common stock during the three-month period ended September 30, 2005.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1-31	—	$—	—
August 1-31	20,241	$7.98	—
September 1-30	—	$—	—
Total	20,241	$7.98	—

(a)    All of the shares repurchased during the three-month period ended September 30, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

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

(b)   Reports on Form 8-K

(i)            The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 4, 2005 under Items 2.02 and 9.01. The report related to the Company’s announcement of a press release reporting the Company’s financial results for the second quarter of 2005.

(ii)        The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 11, 2005 under Item 1.01. The report related to the Company’s amendment to the compensation for the Registrant’s non-employee directors and extended the existing employment agreement with William George, Executive Vice President and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
November 2, 2005	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and Chief Executive Officer
November 2, 2005	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer