Form 10-K
period 2005-12-31
COMFORT SYSTEMS USA INC
filed 2006-02-28
CIK 1035983

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company  (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

As of February 24, 2006, the aggregate market value of the 38,490,817 shares of the registrant’s common stock held by non-affiliates of the registrant was $404,153,579, based on the $10.50 last sale price of the registrant’s common stock on the New York Stock Exchange on February 24, 2006.

As of February 24, 2006, 40,096,905 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2005.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Exchange Act. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, the retention of key management, national or regional weakness in non-residential construction activity, difficulty in obtaining or increased costs associated with bonding, shortages of labor and specialty building materials, seasonal fluctuations in the demand for HVAC systems, the use of incorrect estimates for bidding a fixed price contract, the Company’s backlog failing to translate into actual revenue or profits, errors in the Company’s percentage of completion method of accounting, the result of competition in the Company’s markets, and the imposition of past and future liability from environmental, safety and health regulations. Important factors that could cause actual results to differ are discussed under “Item 1A. Company Risk Factors.”

PART I

The terms “Comfort Systems,” “we,” “us,” or “the Company” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 49 cities and 55 locations throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 98% of our consolidated 2005 revenues were derived from commercial, industrial and institutional customers with approximately 56% of the revenues attributable to installation services in newly constructed facilities and 44% attributable to maintenance, repair and replacement services. Our consolidated 2005 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	75
Plumbing	16
Building Automation Control Systems	4
Other	5
Total	100%

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

In January 2005 we acquired a business in New England. During 2005, we sold or ceased operations at five of our operating companies and consolidated one company into other operations. Today we have 40 operating units.

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

The HVAC industry can be broadly divided into two service functions:

•       installation in newly constructed facilities, which provided approximately 56% of our revenues in 2005, and

•       maintenance, repair and replacement, which provided the remaining 44% of our 2005 revenues.

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

Attract, Retain and Invest in our Employees.   We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the preceding two years we have substantially increased our investment in training, including programs for project managers, service managers, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

Focus on Commercial, Industrial and Institutional Markets.   We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on “design and build” installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 98% of our consolidated 2005 revenues were derived from commercial and industrial customers.

Maintain a Diverse Customer, Geographic and Project Base.   We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2005 by end-use sector was as follows:

Multi-Family	16%
Manufacturing	12%
Office Buildings	11%
Healthcare	13%
Schools	11%
Government	8%
Retail	8%
Distribution	2%
Residential	2%
Hotels	3%
Banks	1%
Other	13%
Total	100%

Approximately 85% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2005, we had 4,642 projects in process with an aggregate contract value of approximately $1,391.3 million. Our average project takes three to six months to complete, with an average contract price of approximately $300,000. This relatively small average project size, when taken together with the approximately 15% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. Projects with contract prices of $5 million or less accounted for $1,083.4 million, or 78%, of aggregate contract value of projects in process at December 31, 2005. A stratification of projects in progress as of December 31, 2005, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,427	$684.8
$1 million - $5 million	177	398.6
$5 million - $10 million	29	185.1
$10 million - $15 million	8	100.4
$15 million - $25 million	1	22.4
Total	4,642	$1,391.3

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

Seek Growth Through Expansion and Measured Acquisitions.   We believe that we can increase our operating income by opportunistically entering new markets or service lines through expansion and acquisition. We have based such expansion on existing customers, relationships or expertise, and expect to selectively pursue such opportunities in the future. When we find opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management, geographic and legal due diligence considerations, we will consider such transactions. Under our current credit facility, certain acquisitions must be approved in advance by our bank group.

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

Installation Services.   Our installation business related to newly constructed facilities, which comprised approximately 56% of our consolidated 2005 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a “design and build” installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes three to six months to complete, with an average contract price of approximately $300,000. We also perform larger project work, with 215 contracts in progress at December 31, 2005 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $22.4 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

Maintenance, Repair and Replacement Services.   Our maintenance, repair and replacement services comprised approximately 44% of our consolidated 2005 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the “design and build” installation market.

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

Sources of Supply

The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Over the last two years, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project cost. We began taking steps early in 2004 to reduce commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effects of unrecovered commodity cost inflation in our project results have been modest, and are reviewed further in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

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

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2005 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our National Accounts group.

Employees

As of December 31, 2005, we had 5,955 employees. We have collective bargaining agreements covering approximately 83 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration per 100 employees per year, also known as the OSHA recordable rate, was 3.88 during 2005. This level was 52% better than the most recently published OSHA rate for our industry. We have improved our OSHA recordable rate every year since we first began tracking it company-wide seven years ago.

Risk Management, Insurance and Litigation

The primary risks in our operations are bodily injury, property damage and workers’ compensation injuries. We retain the risk for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to project the extent of these obligations.

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

In addition to the matters described above, we are defending a dispute arising out of an alleged delay related to a multi-family construction project. If we are not successful in this dispute, it could have a material adverse effect on us. However, management believes the likelihood of an adverse result of this magnitude is remote, and management believes our accruals relating to the matter appropriately reflect a probable outcome.

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

Executive Officers

We have four executive officers.

William F. Murdy, age 64, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

Thomas N. Tanner, age 57, has served as our Executive Vice President and Chief Operating Officer since May 2005, was our Senior Vice President and Chief Operating Officer from June 2004 to May 2005, and served as Senior Vice President, Operations from January 2004 to May 2004. From May 2001 to

December 2003, Mr. Tanner was our East Region Vice President and from May 1999 to May 2001 was our East Region Controller. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

William George III, age 41, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

Julie S. Shaeff, age 40, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager - Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

ITEM 1A. Company Risk Factors

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely upon estimates and assumptions, which include assumptions about future economic conditions, prices and availability of labor, equipment and materials and other exigencies. If these estimates prove to be inaccurate or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, fluctuations in cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for the project. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot be certain that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us and could damage our reputation within our industry and our customer base.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

We cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Finally, poor project or contract performance could also impact our profits. The revenue projected from our backlog may not be realized or, if realized, may not result in profits.

We may be adversely impacted by the seasonal and cyclical nature of the markets we serve, and an economic downturn in the industries we serve may result in certain of our customers being unable to pay us on a timely basis, or at all, and lead to a decrease in demand for our services.

The demand for our services is dependent upon the existence of construction projects and service requirements within the industries in which we operate. Any downturn in the commercial, industrial and institutional HVAC markets or any other of our markets could adversely impact our performance. The industries we operate in have been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our results may vary depending upon the demand for projects within the industries we serve.

We continue to expand our business in areas where bonding is required, but bonding capacity is limited.

In the past we have expanded and we intend to continue to expand the number of total contract dollars that require an underlying bond. Because of an overall industry-wide lack of bonding capacity, we may find it difficult to find sureties who will provide the contractually required bonding. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. Additionally, even if we are able to successfully increase bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds which would decrease the liquidity that we would have available for other purposes.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

A material portion of our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Intense competition in our industry could reduce our market share and our profits.

The markets we serve are highly competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and our dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. Intense competition is expected to continue in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could result in reduced profitability, which would negatively impact our business.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Our failure to comply with these laws and regulations could subject us to substantial fines and potentially the loss of our licenses. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

We are effectively self-insured against many potential liabilities, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are effectively self-insured for substantially most of our claims. We actuarially determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (Worker’s Compensation, General Liability and Auto Liability). The determination of such claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based upon known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses and we believe such accruals to be adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes and strategies we utilize to mange our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted resources, it could have a material negative effect on our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites. We also are and are likely to continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us. When appropriate we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Our recent and future acquisitions may not be successful.

We expect to continue to pursue extremely selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Acquisitions may expose us to additional business risks that are different than those we have traditionally experienced. We also may encounter difficulties integrating acquisitions and successfully managing the growth we expect to experience from these acquisitions.

Our common stock, which is listed on the New York Stock Exchange, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in our customers’ industries; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors’ view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

The growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, we may be unable to increase revenue growth.

Our earnings for fiscal year 2005 were negatively impacted by impairment charges. Earnings for future periods may be further affected by additional impairment charges.

Because we previously grew in large part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. In addition, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our goodwill impairment review in the fourth quarter of 2005, we recorded a goodwill impairment charge of $33.9 million. Additionally, at some future date, we may determine that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our business.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

Our charter contains certain anti-takeover provisions that may inhibit or delay a change in control.

Our certificate of incorporation authorizes our Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could seriously harm our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. Although we have historically been able to successfully comply with Section 404, in the future, we may not be successful in complying with Section 404 on a timely basis. The failure to comply with Section 404 could harm our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We lease the real property and buildings from which we operate. Our facilities are located in over 24 states and Puerto Rico and consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with employees who are also the former owners of companies we purchased from 1997 through 1999. These leases were entered into in connection with the acquisition of the companies these individuals owned. To the extent we renew these leases or otherwise change them, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider owning properties where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

We lease our executive and administrative offices in Houston, Texas.

ITEM 3. Legal Proceedings

We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

In addition to the matters described above, we are defending a dispute arising out of an alleged delay related to a multi-family construction project. If we are not successful in this dispute, it could have a material adverse effect on us. However, management believes the likelihood of an adverse result of this magnitude is remote, and management believes our accruals relating to the matter appropriately reflect a probable outcome.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low
First Quarter, 2004	$7.70	$5.19
Second Quarter, 2004	$7.90	$6.20
Third Quarter, 2004	$7.29	$5.25
Fourth Quarter, 2004	$7.95	$6.03
First Quarter, 2005	$8.55	$6.67
Second Quarter, 2005	$8.05	$6.15
Third Quarter, 2005	$8.81	$6.22
Fourth Quarter, 2005	$9.95	$8.07
January 1 — February 24, 2006	$11.00	$8.88

As of February 24, 2006, there were 520 stockholders of record of our Common Stock, and the last reported sale price on that date was $10.50 per share.

On November 2, 2005, the Company declared an initial quarterly dividend of $0.025 per share of our Common Stock. The dividend was paid on December 20, 2005 to shareholders of record at the close of business on November 30, 2005.

On February 27, 2006, the Company declared a quarterly dividend of $0.035 per share on our Common Stock. The dividend is payable on March 20, 2006 to shareholders of record at the close of business on March 10, 2006. Our revolving credit agreement limits the amount of dividends we can pay. Our Restricted Voting Common Stock is virtually identical to ordinary Common Stock except that it may only vote on one director that is designated to it, it has diminished voting rights on most matters, and it converts to Common Stock upon transfer or sale and under certain other conditions.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. Selected Financial Data

The following selected historical financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$820,017	$761,225	$742,216	$778,621	$899,531
Operating income (loss)(a)	$8,035	$8,737	$3,824	$20,504	$(1,275)
Income (loss) from continuing operations	$(4,382)	$2,272	$(2,160)	$11,356	$(16,374)
Discontinued operations—
Operating results, net of tax	$17,506	$3,171	$1,791	$(1,124)	$196
Estimated gain (loss) on disposition, including tax	$—	$(12,002)	$(5,210)	$481	$9,952
Cumulative effect of change in accounting principle, net of tax	$—	$(202,521)	$—	$—	$—
Net income (loss)	$13,124	$(209,080)	$(5,579)	$10,713	$(6,226)
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$(0.12)	$0.06	$(0.06)	$0.30	$(0.42)
Discontinued operations—
Income (loss) from operations	0.47	0.08	0.05	(0.03)	0.01
Estimated gain (loss) on disposition	—	(0.32)	(0.14)	0.01	0.25
Cumulative effect of change in accounting principle	—	(5.38)	—	—	—
Net income (loss)	$0.35	$(5.56)	$(0.15)	$0.28	$(0.16)
Diluted—
Income (loss) from continuing operations	$(0.12)	$0.06	$(0.08)	$0.29	$(0.42)
Discontinued operations—
Income (loss) from operations	0.47	0.08	0.05	(0.03)	0.01
Estimated gain (loss) on disposition	—	(0.31)	(0.14)	0.01	0.25
Cumulative effect of change in accounting principle	—	(5.31)	—	—	—
Net income (loss)	$0.35	$(5.48)	$(0.17)	$0.27	$(0.16)
Cash dividends per share	—	—	—	—	$0.025
BALANCE SHEET DATA:
Working capital	$297,241	$91,632	$92,009	$105,628	$130,239
Total assets	$876,625	$366,535	$351,110	$383,116	$408,683
Total debt, excluding discount	$180,868	$15,234	$10,403	$8,822	$—
Total stockholders’ equity	$413,821	$205,086	$200,660	$216,597	$213,523

(a)           Included in operating income (loss) are goodwill impairment charges of $0.2 million, $2.7 million, $0.6 million and $33.9 million for 2002, 2003, 2004 and 2005, respectively.

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

As of December 31, 2005, we had 4,642 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $300,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of December 31, 2005, we had one project in process with a contract price of between $15 and $25 million, eight projects between $10 million and $15 million, 29 projects between $5 million and $10 million, and 177 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $706.5 million of aggregate contract value as of December 31, 2005, or approximately 51%, out of a total contract value for all projects in progress of $1,391.3 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2004 we did not acquire any additional companies but rather shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 35 companies and consolidated another 13 companies into other operations. In January 2005 we acquired a business in New England. During 2005, we sold or ceased operations at five of our operating companies and consolidated one company into other operations. Today we have 40 operating units.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005.  During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results throughout 2004 and 2005, as discussed further under “Results of Operations” below.

As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. At the end of June 2005, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position.  We have generated positive free cash flow in each of the last five calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004, and throughout 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2006 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

There was substantial cost inflation in 2004 in certain commodities that are used in construction activity, including steel, iron, copper, lumber, and poly-vinyl chloride (“PVC”) pipe. We estimate that direct purchase of these commodities, principally steel, iron and copper, comprises between 10% and 15% of our average project cost. As noted below in “Results of Operations,” for some of the project work we have performed in 2004, the actual cost of certain commodities necessary for these projects was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity cost inflation became apparent. We experienced most of the negative effect of this unrecovered commodity cost inflation in the second quarter of 2004. We began taking steps early in 2004 to reduce future commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. Following our second quarter impact, we experienced virtually no unrecovered cost inflation in the second half of 2004. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure. More broadly, it is also possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues. In 2005, we have not seen an identifiable negative effect of commodity costs on activity in our industry.

Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2006 results will be better than our 2005 results, although there can be no assurance that we will achieve this outcome. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a very selective, opportunistic basis, and expect our growth in 2006 will largely be generated internally.

Critical Accounting Policies

In response to the Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Percentage of Completion Method of Accounting

Approximately 85% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of services.” Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects are substantially all produced to job specifications and are a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

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

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires us to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregated our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. These reporting units are tested for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

We recorded goodwill impairment charges of $2.7 million, $0.6 million and $33.9 million in operating results during the fourth quarters of 2003, 2004 and 2005, respectively. We recorded an additional impairment charge of $2.7 million in 2004 related to operations that were subsequently discontinued in 2005. This impairment charge is reflected in operating income (loss) associated with discontinued operations. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of our reporting units as part of our annual budgeting and business planning process. The impairment charge during 2004 and 2005 resulted from our estimation that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them.

Results of Operations (in thousands):

Table 1—Historical Results

	Year Ended December 31,
	2003		2004		2005
Revenues	$746,216	100.0%	$778,621	100.0%	$899,531	100.0%
Cost of services	628,718	84.3%	656,660	84.3%	752,354	83.6%
Gross profit	117,498	15.7%	121,961	15.7%	147,177	16.4%
Selling, general and administrative expenses	107,421	14.4%	100,844	13.0%	114,611	12.7%
Goodwill impairment	2,726	0.4%	637	0.1%	33,877	3.8%
Restructuring charges	3,223	0.4%	—	—	—	—
Loss (gain) on sale of assets	304	—	(24)	—	(36)	—
Operating income (loss)	3,824	0.5%	20,504	2.6%	(1,275)	(0.1)%
Interest expense, net	(3,827)	(0.5)%	(1,394)	(0.2)%	(309)	—
Other income (expense)	158	—	(427)	(0.1)%	107	—
Write-off of debt costs and discount, net	(4,172)	(0.6)%	—		(870)	(0.1)%
Income (loss) before income taxes	(4,017)	(0.5)%	18,683	2.4%	(2,347)	(0.3)%
Income tax expense (benefit)	(1,857)		7,327		14,027
Income (loss) from continuing operations	(2,160)	(0.3)%	11,356	1.5%	(16,374)	(1.8)%
Discontinued operations—
Operating results, net of tax	1,791		(1,124)		196
Estimated gain (loss) on disposition, including tax	(5,210)		481		9,952
Net income (loss)	$(5,579)		$10,713		$(6,226)

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

The following table presents information excluding restructuring charges, writeoff of debt costs and discounts, net and goodwill impairment charges. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, while this table excludes restructuring charges, we recorded them in 2003. In addition, impairment charges under the goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses’ markets and operations. We recorded goodwill impairment charges in each of the years 2003-2005.

	2003		2004		2005
Income (loss) from continuing operations (after tax)	$(2,160)		$11,356		$(16,374)
Restructuring charges (after tax)	2,095		—
Goodwill impairment (after tax)	2,460		637		33,955
Writeoff of debt costs and discount (after tax)	2,248		—		479
Income (loss) from ongoing operations (after tax), restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$4,643	0.6%	$11,993	1.5%	$18,060	2.0%
Diluted earnings per share—income (loss) from ongoing operations (after tax), restructuring charges, goodwill impairment and the writeoff of debt costs and discount, net	$0.10		$0.30		$0.45

2005 Compared to 2004

Revenues—Revenues increased $120.9 million, or 15.5%, to $899.5 million in 2005 compared to 2004. Approximately 11.9% of the increase in revenues related to internal growth and the remaining 3.6% resulted from the acquisition of Granite State Plumbing & Heating (“Granite”) in January 2005. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $32.8 million), hotels (approximately $12.5 million), and in the multi-family sector (approximately $23.2 million). We have seen increased activity, primarily in our Alabama, Arizona, Florida and Wisconsin operations, resulting from the start-up of several large projects. These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California that were impacted by continued project delays resulting from extended inclement weather in the first quarter of 2005.

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

Backlog associated with continuing operations as of December 31, 2005 was $681.7 million (including $13.0 million from the acquisition of Granite), a 7.3% increase from September 30, 2005 backlog of $635.3 million, and a 32.9% increase from December 31, 2004 backlog of $512.8 million. These gains result primarily from significant new multi-family projects in Alabama, as well as office building projects in the Washington, D.C. area.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2004 and 2005. We continue to see signs that activity levels in our industry may continue to increase throughout 2006. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

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

While we believe we will see increased industry activity levels throughout 2006, in view of all of the foregoing factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $25.2 million, or 20.7%, to $147.2 million in 2005 compared to 2004. As a percentage of revenues, historical gross profit for 2005 was 16.4%, up from 15.7% in 2004. The increase in gross profit percentage resulted primarily from increased profitability in our Arizona operations (approximately $3.4 million), higher margin storm-related project repair work performed by our operation in Central Florida (approximately $3.7 million) and improved margins at an operation in Wisconsin which was negatively impacted by increases in the prices for certain commodity materials in 2004 (approximately $3.7 million). These gains were partially offset by job underperformance at one of our larger operations (approximately $5.0 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $13.8 million, or 13.7% for 2005 as compared to 2004. As a percentage of revenues, SG&A declined from 13.0% in 2004 to 12.7% in 2005. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth, partially offset by an increase resulting from higher medical costs (approximately $3.1 million) in 2005 due to medical inflation in 2005 and favorable claims experience in the prior year.

Goodwill Impairment—We recorded goodwill impairment charges of $0.6 million and $33.9 million during the fourth quarters of 2004 and 2005, respectively. The impairment charges during 2004 and 2005 resulted from our estimation that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

Interest Expense, Net—The decrease in interest expense, net is a result of payments on the term loan throughout 2004 and 2005 thereby reducing and eliminating our average debt outstanding, and interest income earned from higher cash balances in the current year. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for 2004 and 2005.

Write off of debt costs—The second quarter of 2005 includes a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Other Income (Expense)—Other expense was $0.4 million for the 2004 and other income was $0.1 million for 2005. Other expense for 2004 includes losses of $0.4 million resulting from mark-to-market adjustments on a warrant with a third-party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there were no further mark-to-market adjustments to income associated with them.

Income Tax Expense—Our effective tax rate associated with results from continuing operations was (597.7)%. Excluding effects of the goodwill impairment charge, our 2005 effective tax rate was 44.2% as compared to 37.9% in 2004. Our 2004 rate is lower than usual due to an increase in the fourth quarter of 2004 in our estimate of the amount of future state taxable income we will have against which we can apply state tax loss carryforwards. This change in estimate resulted in a reduction in our allowance against state-level deferred tax assets. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation will be to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction may decrease our effective tax rate. We currently estimate that our effective tax rate for 2006 will be between 41% and 45%.

Discontinued Operations—On December 31, 2005, we sold 2 operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets.  We realized an aggregate gain of $9.8 million, including related tax expense, in connection with this sale.  The receivable related to this sale was paid during the first quarter of 2006. The after-tax income of these companies of $1.3 million in both 2004 and 2005, has been reported in discontinued operations under “Operating income (loss), net of applicable income taxes.

In 2005, we also sold 2 small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $2.4 million in 2004 and $1.2 million in 2005, and has been reported in discontinued operations under “Operating income (loss), net of applicable income taxes.” The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under “Estimated gain (loss) on disposition, including income taxes.”

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

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2006, our primary emphasis for this year is on margin improvement more so than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2005, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions are improving, we expect that our full-year 2006 operating results will be better than our 2005 results.

2004 Compared to 2003

Revenues—Revenues increased $32.4 million, or 4.3%, to $778.6 million in 2004 compared to 2003. This gain stemmed primarily from growth in our multi-family activity (approximately $36.0 million), primarily in the Washington D.C. area, Atlanta, New England and Florida, and from the generally improving nonresidential facilities markets in the Sunbelt and at our Iowa operations. These gains were offset to a lesser degree by lower revenues relating to consolidation of certain underperforming operations in Northern and Southern California, Western Colorado and Alabama.

Backlog associated with continuing operations as of December 31, 2004 was $512.8 million, a 46.5% increase from December 31, 2003 backlog of $350.1 million, and a 13.1% increase from September 30, 2004 backlog of $453.5 million. These gains result primarily from strong bookings in the multi-family sector, along with significant new government work in California and education work in Wisconsin and Texas.

Gross Profit—Gross profit increased $4.5 million, or 3.8%, to $122.0 million in 2004 compared to 2003. As a percentage of revenues, historical gross profit for 2003 and 2004 remained flat at 15.7%.  This was the result of several offsetting items. We realized significantly lower workers compensation and liability costs (approximately $2.4 million) which we believe result in part from our longstanding emphasis on safety and risk management in our operations. We also saw substantially improved gross profit margins at our Houston-based multi-family operations (approximately $3.6 million) as that unit improved its project selection and management performance while benefiting from healthy multi-family demand in a number of markets. These improvements were offset by (a) wind-down of lower profit activities associated with consolidation of operations in Northern California and in San Diego (approximately $3.4 million), along with related consolidation costs; (b) reduced profitability in our Tennessee operations (approximately $2.1 million) resulting from project margin erosion and a settlement on a project claim; and (c) lower margins associated with larger average project size in our Syracuse and Birmingham operations (approximately $3.1 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A decreased $6.6 million, or 6.1%, to $100.8 million in 2004 compared to 2003, and as a percentage of revenues, declined from 14.4% in 2003 to 13.0% in 2004. These decreases resulted primarily from consolidation of certain operating units (approximately $3.4 million) in San Diego, Salt Lake City, Colorado, and Northern California, along with lower medical costs (approximately $1.2 million) resulting from benefit plan structure changes and favorable claims experience.

Goodwill Impairment—Goodwill impairment charges of $2.7 million and $0.6 million were recorded during the fourth quarters of 2003 and 2004, respectively. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of our reporting units as part of our annual budgeting and business planning process. The impairment charge during 2004 resulted from our estimation during the fourth quarter of 2004 that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them.

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

Interest Expense, Net—Interest expense is significantly lower in 2004 as compared to 2003 as a result of much lower debt levels in 2004 stemming from higher cash balances during 2004, and because the credit facility cost noticeably less in upfront fees when it was established in the fourth quarter of 2003, thereby resulting in lower ongoing amortization of these fees in 2004. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for 2003 and 2004.

Other Expense (Income)—Other expense was $0.4 million for 2004 and other income was $0.2 million for 2003. Other expense for 2004 includes losses of $0.4 million resulting from mark-to-market adjustments on a warrant that was outstanding with a third party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there will be no further mark-to-market adjustments relating to this warrant and put subsequent to the third quarter of 2004.

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

Income Tax Expense (Benefit)—Our effective tax rate associated with results from continuing operations for 2004 was 39.2% as compared to 46.2% in 2003. As noted above, we recorded impairments of goodwill in the fourth quarter of 2004 and 2003. Our 2004 rate is lower than usual due to an increase in the fourth quarter of 2004 in our estimate of the amount of future state taxable income we will have against which we can apply state tax loss carryforwards. This change in estimate resulted in a reduction in our allowance against state-level deferred tax assets. While we regularly evaluate the realizability of deferred tax assets relating to tax losses or benefits we have incurred, it should not be expected that such evaluations will regularly result in decreases to our effective tax. For example, in the more difficult economic and operating environments of recent years including 2003 as noted below, such evaluations have led to increases in our related allowances, and thus increases in our effective tax rate. Excluding the effect of our reduction in state deferred tax allowances, as well as the effect of nondeductible goodwill impairment noted above, our effective rate for 2004 would have been larger.

In the fourth quarter of 2003, our year-to-date pre-tax income from continuing operations turned negative as we recognized significant charges for the write-off of deferred debt arrangement costs and for goodwill impairment. The effective benefit rate on our full year 2003 pre-tax loss further increased over statutory rates as a result of additional tax adjustments in the fourth quarter. These adjustments included benefit for the reversal of tax contingency reserves no longer deemed necessary as a result of an updated review of our tax positions across the jurisdictions in which we do business, offset to a lesser degree by additional reserves against state-level deferred tax assets, and recognition of the effect of the nondeductible portion of the goodwill impairment we recorded in the fourth quarter of 2003.

Discontinued Operations—Individual Sales of Operating Companies—During 2004 and 2003, we sold four small operating companies in separate transactions. The after-tax income of these companies has been reported in discontinued operations under “Operating results, net of tax.” Losses we recognized on the sales of these units have been reported in discontinued operations under “Estimated gain (loss) on disposition, including tax.” These losses primarily resulted from the non-cash writeoff of goodwill associated with these units. These goodwill writeoffs were not tax deductible. Additionally, the operating results of the companies sold in 2005, as discussed above, have been presented in discontinued operations for 2003 and 2004.

Discontinued Operations—Sale of Companies to Emcor—On March 1, 2002, we sold 19 operations to Emcor Group. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. As of December 31, 2004, we have realized an aggregate loss of $10.9 million, including related tax expense, in connection with the sale of these operations, substantially all of which was recorded in 2002. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

Liquidity and Capital Resources

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$13,504	$26,184	$37,446
Investing activities	$(3,863)	$(2,476)	$(6,769)
Financing activities	$(5,609)	$(1,268)	$(7,660)
Free cash flow:
Cash provided by operating activities	$13,504	$26,184	$37,446
Taxes paid related to the sale of businesses	11,006	—	—
Purchases of property and equipment	(3,406)	(4,998)	(6,188)
Proceeds from sales of property and equipment	430	545	696
Free cash flow	$21,534	$21,731	$31,954

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

For the year ended December 31, 2005, we had free cash flow of $32.0 million as compared to $21.7 million in 2004. This increase resulted primarily from increased profitability, net of a slight increase in capital expenditures.

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

Credit Facility—On June 30, 2005, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. As of December 31, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available. The facility will expire on June 30, 2009.

The credit facility that preceded our current one was in place from December 2003 to June 2005. Our next previous credit facility had been in place from October 2002 to December 2003. Interest expense for 2003, 2004 and 2005 included the following primary elements (in thousands):

	2003	2004	2005
Interest expense on borrowings, and unused commitment fees	$1,397	$704	$391
Letter of credit fees	512	443	389
Amortization of deferred debt arrangement costs and discount	1,496	419	295
Mark-to-market adjustments on derivatives	488	—	—
Total	$3,893	$1,566	$1,075

When our previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. The largest of these write-offs occurred in the fourth quarter of 2003 when we terminated the preceding facility, which had been in place just over one year. This write-off was partially offset by a $1.3 million gain associated with the reduction in the value of a stock warrant and related put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder’s ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related credit facility. These charges are reported as “Write-off of debt costs and discount, net” in our consolidated statement of operations, and include the following primary elements (in thousands):

	2003	2004	2005
Write-off of deferred financing fees and transaction costs	$3,246	$—	$870
Write-off of discount originally arising from issue of stock warrant and related put to credit facility lender	2,250	—	—
Reduction in valuation of warrant and put obligation	(1,324)	—	—
Total	$4,172	$—	$870

The warrant was exercised in the fourth quarter of 2004. As a result of the exercise, the related put rights associated with the warrant terminated.

Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 6.39% as of December 31, 2005. Commitment fees of 0.25% per annum are also payable on the portion of the Facility capacity not in use for borrowings or letters of credit at any given time. See Note 9 of the “Notes to Consolidated Financial Statements” for a detailed discussion of the interest rates and fees associated with the Facility.

Our borrowings and letters of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. The borrowing base is defined under the Facility as 65% of the following:  total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2005 was $96.2 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. We do not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

As of December 31, 2005
(in thousands)
Amounts Outstanding:
Revolving loan	$—
Other non-Facility debt	—
Total debt	$—
Letters of credit	$22,139
Available Capacity:
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$52,861
Unused Revolving Loan and letter of credit capacity based on quarter-end debt-to-Credit Facility Adjusted EBITDA covenant	$52,861

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net loss (in thousands):

Net loss	$(6,226)
Income taxes—continuing operations and discontinued operations	21,133
Interest expense, net	309
Write off of debt cost	870
Depreciation and amortization expense	4,818
Goodwill impairment—continuing operations and discontinued operations	33,877
Credit Facility Adjusted EBITDA	$54,781

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of December 31, 2005 as measured under this covenant was 35.84 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income excludes any goodwill impairment charges. The Company’s tangible net worth as of December 31, 2005 as measured under this covenant was $150.6 million, as compared to a covenant minimum of $116.9 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of December 31, 2005 as measured under this covenant was zero because the Company has no debt.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the year ended December 31, 2005 were $6.2 million.

Other Restrictions—The Facility limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. Debt under the Facility is classified as long-term as the facility will expire in June 2009. During the fourth quarter of 2005, the Company amended the Facility to permit the sale of substantially all of the assets of two subsidiaries. That sale is discussed in Note 4 “Discontinued Operations.”  The amendment also provides additional flexibility for us to purchase our common shares.

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

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our contractual obligations as of December 31, 2005 (in thousands):

	Twelve Months Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease obligations	$8,357	$7,311	$5,610	$4,199	$1,655	$5,201	$32,333

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of December 31, 2005 we also have $22.1 million of letter of credit commitments, all of which expire in 2006. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow for the last five calendar years, most of which occurred during challenging economic and industry conditions. We also expect to have no debt, significant borrowing capacity under our credit facility, and substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R “Share-Based Payment.” SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We expect to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. We will use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. We adopted SFAS 123R on January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options in our results of operations. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our cash flows. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $0.2 million, $0.7 million and $1.3 million in 2003, 2004 and 2005, respectively.

ITEM 7-A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk (except as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”), foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments.

We have limited exposure to changes in interest rates due to our lack of indebtedness for borrowed money. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs.

ITEM 8. Financial Statements and Supplemental Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Comfort Systems USA, Inc. and our report dated February 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 27, 2006

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,698	$55,593
Accounts receivable, less allowance for doubtful accounts of $5,820 and $3,744	165,646	197,121
Receivable from sale of operations	—	23,800
Other receivables	4,051	5,791
Inventories	9,262	8,107
Prepaid expenses and other	12,660	11,489
Costs and estimated earnings in excess of billings	24,011	22,992
Assets related to discontinued operations	17,068	506
Total current assets	265,396	325,399
PROPERTY AND EQUIPMENT, net	11,725	12,844
GOODWILL	96,831	62,954
OTHER NONCURRENT ASSETS	9,164	7,486
Total assets	$383,116	$408,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,071	$—
Accounts payable	61,659	72,154
Accrued compensation and benefits	22,180	29,814
Billings in excess of costs and estimated earnings	34,343	53,440
Income taxes payable	3,700	7,615
Accrued self insurance expense	16,962	17,388
Other current liabilities	12,048	14,686
Liabilities related to discontinued operations	6,805	63
Total current liabilities	159,768	195,160
LONG-TERM DEBT, NET OF CURRENT MATURITIES	6,751	—
Total liabilities	166,519	195,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and Outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,258,913 and 39,979,867 shares issued, respectively	393	400
Treasury stock, at cost, 24,462 and zero shares, respectively	(148)	—
Additional paid-in capital	337,719	340,264
Deferred compensation	(1,587)	(1,135)
Retained earnings (deficit)	(119,780)	(126,006)
Total stockholders’ equity	216,597	213,523
Total liabilities and stockholders’ equity	$383,116	$408,683

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2004	2005
REVENUES	$746,216	$778,621	$899,531
COST OF SERVICES	628,718	656,660	752,354
Gross profit	117,498	121,961	147,177
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	107,421	100,844	114,611
GOODWILL IMPAIRMENT	2,726	637	33,877
RESTRUCTURING CHARGES	3,223	—	—
LOSS (GAIN) ON SALE OF ASSETS	304	(24)	(36)
Operating income (loss)	3,824	20,504	(1,275)
OTHER INCOME (EXPENSE):
Interest income	66	172	766
Interest expense	(3,893)	(1,566)	(1,075)
Write-off of debt costs and discount, net	(4,172)	—	(870)
Other	158	(427)	107
Other income (expense)	(7,841)	(1,821)	(1,072)
INCOME (LOSS) BEFORE INCOME TAXES	(4,017)	18,683	(2,347)
INCOME TAX EXPENSE (BENEFIT)	(1,857)	7,327	14,027
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,160)	11,356	(16,374)
DISCONTINUED OPERATIONS:
Operating income (loss), net of applicable income tax benefit (expense) of $(1,169), $(967) and $(3)	1,791	(1,124)	196
Estimated gain (loss) on disposition, including income tax benefit (expense) of $533, $12 and $(7,103)	(5,210)	481	9,952
NET INCOME (LOSS)	$(5,579)	$10,713	$(6,226)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.06)	$0.30	$(0.42)
Discontinued operations—
Income (loss) from operations	0.05	(0.03)	0.01
Estimated gain (loss) on disposition	(0.14)	0.01	0.25
Net income (loss)	$(0.15)	$0.28	$(0.16)
Diluted—
Income (loss) from continuing operations	$(0.08)	$0.29	$(0.42)
Discontinued operations—
Income (loss) from operations	0.05	(0.03)	0.01
Estimated gain (loss) on disposition	(0.14)	0.01	0.25
Net income (loss)	$(0.17)	$0.27	$(0.16)
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,702	38,409	39,298
Diluted	38,111	39,505	39,298

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

					Additional		Retained	Total
	Common Stock		Treasury Stock		Paid-In	Deferred	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2002	39,258,913	$393	(1,341,419)	$(8,214)	$338,606	$(785)	$(124,914)	$205,086
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	332,041	2,009	(907)	—	—	1,102
Shares received from sale of assets	—	—	(32,486)	(100)	—	—	—	(100)
Amortization of deferred compensation	—	—	—	—	(69)	245	—	176
Other	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	(5,579)	(5,579)
BALANCE AT DECEMBER 31, 2003	39,258,913	393	(1,041,864)	(6,305)	337,605	(540)	(130,493)	200,660
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	393	(24,462)	(148)	337,719	(1,587)	(119,780)	216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,579)	$10,713	$(6,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Estimated gain (loss) on disposition of discontinued operations	5,210	(481)	(9,952)
Restructuring charges	3,223	—	—
Write-off of debt costs and discount	4,172	—	870
Depreciation and amortization expense	5,343	4,684	4,818
Goodwill impairment	2,726	3,347	33,877
Bad debt expense	2,785	2,873	1,769
Deferred tax expense (benefit)	809	(367)	3,336
Tax benefit from exercise of options	188	672	1,267
Amortization of debt financing costs	896	419	295
Loss (gain) on sale of assets	310	(24)	(36)
Deferred compensation expense	176	372	519
Mark-to-market warrant obligation	488	449	—
Amortization of debt discount	600	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures— (Increase) decrease in—
Receivables, net	(5,657)	(10,741)	(26,439)
Inventories	2,058	(764)	1,553
Prepaid expenses and other current assets	(1,487)	1,129	(1,365)
Costs and estimated earnings in excess of billings	1,494	(9,280)	2,217
Other noncurrent assets	120	303	(518)
Increase (decrease) in—
Accounts payable and accrued liabilities	3,479	15,446	12,028
Billings in excess of costs and estimated earnings	3,178	7,447	19,368
Other, net	(22)	(13)	65
Taxes paid related to the sale of businesses	(11,006)	—	—
Net cash provided by operating activities	13,504	26,184	37,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,406)	(4,998)	(6,188)
Proceeds from sales of property and equipment	430	545	696
Proceeds from businesses sold, net of cash sold and transaction costs	(887)	1,977	1,666
Cash paid for acquisition, including cash acquired	—	—	(2,943)
Net cash used in investing activities	(3,863)	(2,476)	(6,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving line of credit	(107)	—	—
Payments on other long-term debt	(14,736)	(1,607)	(8,822)
Borrowings of other long-term debt	10,018	40	—
Debt financing costs	(1,698)	(963)	(400)
Payments of dividends to shareholders	—	—	(999)
Proceeds from exercise of options	914	1,262	2,561
Net cash used in financing activities	(5,609)	(1,268)	(7,660)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,032	22,440	23,017
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	6,104	10,136	32,576
CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$10,136	$32,576	55,593

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.                 Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 56% of the Company’s consolidated 2005 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 44% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2005 revenues: HVAC—75%, plumbing—16%, building automation control systems—4%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash paid for interest for continuing operations in 2003, 2004 and 2005 was approximately $1.9 million, $0.9 million, and $0.8 million, respectively. Cash paid for income taxes for continuing operations in 2003, 2004 and 2005 was approximately $2.0 million, $6.3 million and $13.0 million, respectively. Cash paid for income taxes for discontinued operations in 2003, 2004 and 2005 was approximately $9.1 million, $0.5 million and $0.1 million, respectively. The cash tax payments for 2003 include approximately $10.4 million associated with the sale in 2002 of 19 operations to Emcor Group, Inc. (“Emcor”). These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying Consolidated Statement of Cash Flows.

In 2005, the Company paid a cash dividend of $0.025 per share, for total cash dividends of $1.0 million. There were no dividends paid in 2003 and 2004.

Inventories

Inventories consist of parts and supplies that the Company purchases and holds for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Loss (gain) on sale of assets” in the statement of operations.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid by the Company in acquisitions over the fair value of the net tangible and intangible assets acquired.

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

Revenue Recognition

Approximately 85% of the Company’s revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which the Company engages in connection with obtaining installation contracts, the Company estimates its contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the Company’s results of operations under the caption “Cost of services.” Then, as the Company performs under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on the Company’s projects are substantially all produced to job specifications and are a value added element to the Company’s work. The costs are considered to be incurred when title is transferred to the Company, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at the Company’s shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments. For certain contracts where the Company performs multiple construction-related activities such as HVAC, plumbing, fire protection and other services, the contract may be segmented for revenue recognition purposes into separate projects if specific criteria are met under SOP 81-1. The contract price is assigned to the different services based upon the relative value of each service to the expected total contract revenue.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims the Company might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, the Company does not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on the Company’s operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Revenues associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

Accounts Receivable

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after the Company has completed work on the project, typically for a period of six months. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2004 and 2005 are $35.7 million and $45.7 million, respectively, and are included in accounts receivable.

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

Self-Insurance Liabilities

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. The Company’s self-insurance arrangements are further discussed in Note 12 “Commitments and Contingencies.”

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from the estimates, the Company may not realize deferred tax assets to the extent it has estimated.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R “Share-Based Payment.”  Statement 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. The Company expects to use the Black-Scholes option pricing model to determine the fair value of its stock-based awards. Statement 123R requires companies to use either the modified-prospective or modified-retrospective transition method. The Company will use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. The company adopted Statement 123R on January 1, 2006.

The Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options in its statement of operations. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s cash flows. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax benefits were $0.2 million, $0.7 million and $1.3 million in 2003, 2004 and 2005, respectively.

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 3% of consolidated 2005 revenues.

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

	2003	2004	2005
Net Income (Loss) as reported	$(5,579)	$10,713	$(6,226)
Add: Stock-based compensation included in reported net income, net of tax	114	242	337
Less: Compensation expense per SFAS No. 123, net of tax	(2,394)	(1,431)	(1,028)
Pro forma Net Income (Loss)	$(7,859)	$9,524	$(6,917)
Net Income (Loss) per share—Basic
Net Income (Loss) per share as reported	$(0.15)	$0.28	(0.16)
Pro forma Net Income (Loss) per share	$(0.21)	$0.25	(0.18)
Net Income (Loss) per share—Diluted
Net Income (Loss) per share as reported	$(0.17)	$0.27	(0.16)
Pro forma Net Income (Loss) per share	$(0.23)	$0.24	(0.18)

Stock Option Plans—The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts, as additional option awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2004	2005
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	62.24%	61.24%	61.23% - 63.99%
Risk-free interest rate	2.94% - 3.85%	3.96% - 4.38%	3.91% - 4.31%
Expected life of options	7 years	7 years	7 years

Restricted Stock—The Company has awarded shares of restricted stock to members of senior management, as discussed in Note 13, “Stockholders’ Equity.”  The weighted-average fair value of shares awarded during 2004 and 2005 were $6.10 and $5.58, respectively. The Company did not grant any shares of restricted stock in 2003.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.                 Acquisition

On January 17, 2005, the Company completed the acquisition of Granite State Plumbing & Heating (“Granite”), an HVAC contractor located near Manchester, New Hampshire. This acquisition has increased the Company’s presence in the Northeast, specifically in the Boston region and southern New Hampshire. The total consideration paid in this transaction was approximately $2.9 million, comprised entirely of cash, including cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced by this excess amount. The consolidated balance sheet of Comfort Systems includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The purchase price was allocated as follows (amounts in thousands):

Accounts receivable, net	$5,223
Costs and estimated earnings in excess of billings	1,156
Other current assets	284
Property and equipment	210
Less: Accounts payable	(2,983)
Less: Billings in excess of costs and estimated earnings	(175)
Less: Other current liabilities	(747)
Less: Other long-term liabilities	(25)
Cash paid, including cash acquired	$2,943

The results of operations of Granite are included in the Company’s consolidated financial statements from January 17, 2005 through December 31, 2005.

4.               Discontinued Operations

Sale of Companies to ALC—On December 31, 2005, the Company sold 2 operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets.  The receivable related to this sale was paid during the first quarter of 2006.

The after-tax income of these companies of $0.9 million, $1.3 million and $1.3 million in 2003, 2004 and 2005, respectively, has been reported in discontinued operations under “Operating income (loss), net of applicable income taxes.” The gain recognized on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under “Estimated gain (loss) on disposition, including income taxes.”

Individual Sales of Operating Companies—From 2003 to 2005, the Company sold 7 small operating companies in separate transactions. The after-tax income (loss) of these companies of $0.8 million, $(2.4) million and $(1.2) million in 2003, 2004 and 2005, respectively, has been reported in discontinued operations under “Operating income (loss), net of applicable income taxes.” The gains (losses) recognized by the Company on the sales of these units was $(5.2) million, $(0.5) million and $0.1 million for 2003, 2004 and 2005, respectively. These gains (losses) have been reported in discontinued operations under “Estimated gain (loss) on disposition, including income taxes.”

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31, 2004	December 31, 2005
Accounts receivable, net	$9,036	$361
Inventories	1,328	—
Costs and estimated earnings in excess of billings	1,429	—
Other current assets	608	—
Property and equipment, net	1,263	—
Goodwill	3,292	—
Other noncurrent assets	112	145
Total assets	$17,068	$506
Accounts payable	$3,112	$63
Billings in excess of costs and estimated earnings	2,761	—
Other current liabilities	932	—
Total liabilities	$6,805	$63

Revenues and pre-tax income (loss) related to the operations discontinued in 2003, 2004 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Revenues	$51,276	$41,270	$30,849
Pre-tax income (loss)	$2,960	$(157)	$200

The Company’s consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense was allocated to discontinued operations subsequent to the first quarter of 2002.

Sale of Companies to Emcor—On March 1, 2002, the Company sold 19 operations to Emcor Group, Inc. (“Emcor”). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. The Company has realized an aggregate loss of $10.8 million, including related tax expense, in connection with the sale of these operations. As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company also recognized a goodwill impairment charge related to these operations of $32.4 million, net of tax benefit, as of January 1, 2002.

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

There are ongoing open matters relating to this transaction that the Company continues to address with Emcor. The Company does not believe these open matters, either individually or in the aggregate, will have a material effect on the Company’s financial position when ultimately resolved. The Company maintains reserves for these matters, net of amounts receivable from escrow that it believes will ultimately be applied in settling these matters. During the second quarter of 2004, the Company concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, the Company reduced these reserves by $0.2 million, net of tax. During the third quarter of 2005, the Company reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. These amounts are reflected in discontinued operations in 2004 and 2005 in the caption “Estimated gain (loss) on disposition of discontinued operations.”

Recap of Income Statement Activity Affecting Loss on Disposition of Companies to Emcor (in thousands):

	Activity During Indicated Quarters	Cumulative Loss On Disposition
First Quarter 2002
Purchase Price	$186,250
Less escrow	(5,000)
Less book basis in net assets of companies sold	(163,576)
Less transaction wrap-up costs	(2,106)
Plus estimated tax liability associated with transaction	(26,180)
Loss recognized during First Quarter 2002	(10,612)	$(10,612)
Fourth Quarter 2002
Settlement with Emcor for reimbursement of impaired assets and Additional liabilities associated with companies sold to Emcor	(7,884)
Application of escrow in the settlement	4,000
Tax benefit of settlement	1,359
Reduction in estimated tax liability on sale transaction as a whole	1,371
Other	(67)
Loss recognized during Fourth Quarter 2002	(1,221)	(11,833)
Second Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	512
Taxes related to reduction in reserves	(179)
Reduction to loss recognized in Second Quarter 2004	333	(11,500)
Fourth Quarter 2004
Reduction in reserves needed for ongoing matters related to transaction	371
Taxes related to reduction in reserves	(130)
Reduction in estimated tax liability on sale transaction as a whole	377
Reduction to loss recognized in Fourth Quarter 2004	618	(10,882)
Third Quarter 2005
Reduction in tax reserves	125	$(10,757)

Recap of Cash Proceeds on Emcor Transaction (in thousands):

Cumulative Cash Proceeds
Purchase Price	$186,250
Less escrow for post-closing balance sheet adjustment	(2,500)
Less general escrow	(5,000)
Less debt and accrued interest transferred to Emcor relating to companies sold to Emcor	(22,479)
Initial cash proceeds	156,271
Additional proceeds received in Second Quarter 2002 relating to post-closing balance sheet adjustment, net of related escrow	7,050
Recovery in Second Quarter 2002 of escrow for post-closing balance sheet Adjustment	2,500
Direct payments by the Company in 2003 related to Fourth Quarter 2002 settlement for reimbursement of impaired assets and additional liabilities of companies sold to Emcor	(2,744)
Payment of income taxes in 2003 in connection with the transaction	(10,371)
Payment of transaction and wrap-up costs	(2,427)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	400
Other	(557)
Net cash proceeds received as of December 31, 2005	$150,122

Recap of Use of General Escrow in Emcor Transaction (in thousands):

Escrow Income Statement Recognition
Original general escrow—not recognized in income statement determination of loss on disposition of companies to Emcor	$5,000
Application of escrow in Fourth Quarter 2002 to reduce additional loss on transaction in connection with settlement involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(4,000)
Remaining escrow available as of December 31, 2005 to be applied against any income statement charges associated with future claims that may arise in connection with the transaction	$1,000
Escrow Funds Use
Original general escrow	$5,000
Use in 2003 in connection with settlement in Fourth Quarter 2002 involving reimbursement for impaired assets and additional liabilities of companies sold to Emcor	(3,339)
Use in 2004 in connection with the settlement of other matters	(196)
Recovery of a portion of general escrow in 2004 in connection with reduction of reserves needed for ongoing matters related to transaction	(400)
Remaining escrow balance as of December 31, 2005, available to be applied to future claims that may arise in connection with transaction	$1,065

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

SFAS No. 142, “Goodwill and Other Intangible Assets” requires companies to assess goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

The Company currently performs its annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. The Company segregated its operations into reporting units based on the degree of operating and financial independence of each unit and the Company’s related management of them. These reporting units are tested for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

The Company recorded goodwill impairment charges of $2.7 million, $0.6 million and $33.9 million in operating results during the fourth quarters of 2003, 2004 and 2005, respectively. The Company recorded an additional impairment charge of $2.7 million in 2004 related to operations that were subsequently discontinued in 2005. This impairment charge is reflected in the operating income (loss) associated with discontinued operations. The impairment charges during 2003 primarily resulted from changes in operating plans that were identified in the fourth quarter of 2003 for certain of the Company’s reporting units as part of our annual budgeting and business planning process. The impairment charge during 2004 and 2005 resulted from the Company’s estimation that the operating environment, conditions and performance of certain of our entities could no longer support the goodwill balances associated with them.

The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

Goodwill balance as of December 31, 2003(a)	$104,034
Goodwill related to sale of operation	(564)
Impairment adjustment	(3,347)
Goodwill balance as of December 31, 2004(a)	$100,123
Goodwill related to sales of operations	(3,292)
Impairment adjustment	(33,877)
Goodwill balance as of December 31, 2005	$62,954

(a)           A portion of this goodwill balance is included in “Assets Related to Discontinued Operations” in the Company’s consolidated balance sheet.

6. Restructuring Charges

During the first three quarters of 2003, the Company recorded restructuring charges of approximately $3.2 million pre-tax. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The severance costs and retention bonuses related to the termination of 88 employees, all of whom had left the Company by December 31, 2003. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 and $0.3 million in 2005 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2003, 2004 and 2005 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2003:
Severance	$—	$1,506		$(1,506)	$—
Lease termination costs and other	1,000	1,717		(972)	1,745
Total	$1,000	$3,223		$(2,478)	$1,745
Year Ended December 31, 2004:
Lease termination costs and other	$1,745	$610	(a)	$(1,074)	$1,281
Year Ended December 31, 2005:
Lease termination costs and other	$1,281	$273	(a)	$(593)	$961

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated Useful Lives	December 31,
	in Years	2004	2005
Transportation equipment	3-7	$9,142	$8,152
Machinery and equipment	3-10	14,718	14,530
Computer and telephone equipment	3-7	13,697	13,864
Buildings and leasehold improvements	4-40	7,542	7,742
Furniture and fixtures	3-10	4,315	4,091
		49,414	48,379
Less—Accumulated depreciation		(37,689)	(35,535)
Property and equipment, net		$11,725	$12,844

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $5.0 million, $4.4 million and $4.5 million, respectively.

8. Detail of Certain Balance Sheet Accounts

Activity in the Company’s allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2003	2004	2005
Balance at beginning of year	$5,682	$4,798	$5,820
Additions for bad debt expense	2,642	2,822	1,478
Deductions for uncollectible receivables written off, net of recoveries	(3,526)	(2,500)	(3,554)
Other receivables reserves previously included in other accrued liabilities	—	700	—
Balance at end of year	$4,798	$5,820	$3,744

Other current liabilities consist of the following (in thousands):

	December 31,
	2004	2005
Accrued warranty costs	$3,774	$4,198
Other current liabilities	8,274	10,488
	$12,048	$14,686

Contracts in progress are as follows (in thousands):

	December 31,
	2004	2005
Costs incurred on contracts in progress	$539,813	$628,028
Estimated earnings, net of losses	109,088	138,000
Less—Billings to date	(659,233)	(796,476)
	$(10,332)	$(30,448)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,011	$22,992
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,343)	(53,440)
	$(10,332)	$(30,448)

9. Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2004	2005
Revolving credit facility	$—	$—
Term loan	8,500	—
Other	322	—
Total debt	8,822	—
Less—current maturities	(2,071)	—
Total long-term portion of debt	$6,751	$—

The Company estimates the fair value of long-term debt as of December 31, 2004 to be approximately the same as the recorded value.

Credit Facility

On June 30, 2005, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The facility will expire on June 30, 2009. As of December 31, 2005, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

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

The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. The borrowing base is defined under the Facility as 65% of the following:  total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2005 was $96.2 million. This borrowing base is substantially greater than the current $75.0 million face-value limit of the Facility. The Company does not expect that this borrowing base provision will limit credit available under the Facility in the foreseeable future.

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

As of December 31, 2005
(in thousands)
Amounts Outstanding:
Revolving loan	$—
Other non-Facility debt	—
Total debt	$—
Letters of credit	$22,139
Available Capacity:
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$52,861
Unused Revolving Loan and letter of credit capacity based on quarter-end debt-to-Credit Facility Adjusted EBITDA covenant	$52,861

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

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2005, the amount of these assets was approximately $72.0 million.

Interest Rates and Fees

The Company has a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates. These additional margins are determined based on the ratio of the Company’s total debt outstanding as of a given quarterend to its earnings before interest, taxes, depreciation and amortization (“Credit Facility Adjusted EBITDA”) for the twelve months ending as of that quarterend, as shown below. Credit Facility Adjusted EBITDA as defined under the Facility is discussed in more detail below under “Covenants and Restrictions.”

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

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2005 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	4.75%
Citibank, N.A. Prime Rate	7.25%
Eurodollar Rate Option:
One-month LIBOR	4.39%
Six-month LIBOR	4.70%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	1.00%	1.50%	2.00%
Eurodollar Rate Option	2.00%	2.50%	3.00%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.50%	1.875%	2.25%

Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $0.4 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year. If the size of the Facility is reduced, the Company may have to accelerate amortization of these deferred financing and professional costs. Excluding the amortization of debt financing and arrangement costs, the Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 6.39% as of December 31, 2005.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarterend. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net loss (in thousands):

Net loss	$(6,226)
Income taxes—continuing operations and discontinued operations	21,133
Interest expense, net	309
Write off of debt costs	870
Depreciation and amortization expense	4,818
Goodwill impairment—continuing operations and discontinued operations	33,877
Credit Facility Adjusted EBITDA	$54,781

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of December 31, 2005 as measured under this covenant was 35.84 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income (loss) excludes any goodwill impairment charges. The Company’s tangible net worth as of December 31, 2005 as measured under this covenant was $150.6 million, as compared to a covenant minimum of $116.9 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of December 31, 2005 as measured under this covenant was zero because the Company has no debt.

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the year ended December 31, 2005 were $6.2 million.

Other Restrictions—The Facility limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt,

capital lease obligations, acquisitions, investments, and sales of assets. During the fourth quarter of 2005, the Company amended the Facility to permit the sale of substantially all of the assets of two subsidiaries. That sale is discussed in Note 4 “Discontinued Operations.”  The amendment also provides additional flexibility for the Company to purchase its common shares.

Interest Expense and Related Charges in Connection with Previous Credit Facilities

The credit facility that preceded the Company’s current one was in place from December 2003 to June 2005. The Company’s next previous credit facility had been in place from October 2002 to December 2003. Interest expense for 2003, 2004 and 2005 included the following primary elements (in thousands):

	2003	2004	2005
Interest expense on borrowings, and unused commitment fees	$1,397	$704	$391
Letter of credit fees	512	443	389
Amortization of deferred debt arrangement costs and discount	1,496	419	295
Mark-to-market adjustments on derivatives	488	—	—
Total	$3,893	$1,566	$1,075

When the Company’s previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. The largest of these write-offs occurred in the fourth quarter of 2003 when the Company terminated the preceding facility, which had been in place just over one year. This write-off was partially offset by a $1.3 million gain associated with the reduction in the value of a stock warrant and related put obligation that arose when the facility terminated in the fourth quarter was originally established. This reduction in the value of the warrant and put obligation resulted from a significant restriction in the holder’s ability to exercise the put provision. This restriction was agreed to by the holder in connection with terminating the related credit facility. These charges are reported as “Write-off of debt costs and discount, net” in the Company’s consolidated statement of operations, and include the following primary elements (in thousands):

	2003	2004	2005
Write-off of deferred financing fees and transaction costs	$3,246	$—	$870
Write-off of discount originally arising from issue of stock warrant and related put to credit facility lender	2,250	—	—
Reduction in valuation of warrant and put obligation	(1,324)	—	—
Total	$4,172	$—	$870

The warrant was exercised in the fourth quarter of 2004. As a result of the exercise, the related put rights associated with the warrant terminated.

10. Income Taxes

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current—
Federal	$(3,014)	$6,209	$8,543
State and Puerto Rico	523	1,485	2,148
	(2,491)	7,694	10,691
Deferred—
Federal	842	537	1,185
State and Puerto Rico	(208)	(904)	2,151
	634	(367)	3,336
	$(1,857)	$7,327	$14,027

The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Income tax expense (benefit) at the statutory rate	$(1,406)	$6,539	$(821)
Increase resulting from—
State income taxes, net of federal tax effect	(684)	636	2,475
Increase (decrease) in valuation allowance	1,427	(621)	131
Increase (decrease) in contingency reserves	(1,849)	12	(14)
Non-deductible goodwill impairment	688	224	11,857
Non-deductible expenses	(33)	484	618
Production Activity Deduction	—	—	(182)
Other	—	53	(37)
	$(1,857)	$7,327	$14,027

Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2004	2005
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$2,209	$1,423
Goodwill	6,902	5,012
Accrued liabilities and expenses	8,868	8,981
State net operating loss carryforwards	3,282	2,539
Other	197	480
Total deferred income tax assets	21,458	18,435
Deferred income tax liabilities—
Property and equipment	(981)	(767)
Long-term contracts	(454)	(761)
Other	—	(43)
Total deferred income tax liabilities	(1,435)	(1,571)
Less—Valuation allowance	(1,896)	(2,027)
Net deferred income tax assets	$18,127	$14,837

The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2004	2005
Deferred income tax assets—
Prepaid expenses and other	$10,604	$8,747
Other non-current assets	7,523	6,090
Total deferred income tax assets	$18,127	$14,837

As of December 31, 2005 the Company had future tax benefits of $3.9 million related to $60 million of available state net operating loss carryforwards for income tax purposes which expire in 2006 through 2025. Valuation allowances of $1.9 million and $0.1 million, respectively, have been recorded against net operating loss carryforwards and related net state deferred tax assets. Future tax benefits for state net operating losses decreased by $0.7 million, primarily through utilization. The Company recorded an increase in valuation allowances of $0.1 million for the year ending December 31, 2005. A deferred tax asset for state net operating loss carryforwards, net of related valuation allowance, of $0.6 million reflects the Company’s conclusion that is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. The Company updates this assessment of the realizability of deferred tax assets relating to state net operating loss carry-forwards quarterly.

Federal, state and local authorities routinely audit income tax returns filed by the Company. During 2005, the Company concluded an Internal Revenue Service (IRS) examination of its 2003 federal income tax return. No change was made to the Company’s tax return. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based on management’s assessment of the probability that examinations will result in additional income tax payments. Tax reserves are analyzed quarterly and adjustments are recorded, as events occur to warrant adjustment to reserves. The Company has recorded $0.9 million in income tax reserves as of December 31, 2005. For the years ended December 31, 2004 and 2005 the Company has recorded decreases of $0.04 million and $0.2 million to tax reserves respectively.

During 2005, the Company analyzed certain provisions of the American Jobs Creation Act of 2004 (the Act) as that Act relates to potentially favorable treatment for repatriation of non-U.S. earnings and determined that no non-U.S. earnings should be repatriated solely for purposes of obtaining tax benefits afforded by the Act. For calendar year 2005, the Company recorded tax benefits of approximately $0.2 million in connection with deductions that apply to certain of the Company’s qualified production activities as permitted by the American Jobs Creation Act of 2004.

11. Employee Benefit Plans

The Company and certain of the Company’s subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company’s operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled  $2.5 million for 2003, $2.6 million for 2004 and $3.1 million for 2005. Of these amounts, approximately $0.1 million and $0.3 million were payable to the plans at December 31, 2004 and 2005, respectively.

Certain of the Company’s subsidiaries also participate in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2005, the Company had 83 employees who were union members. Company contributions to these plans were approximately $0.5 million for 2003, $0.9 million for 2004 and $0.4 million for 2005. The data available from administrators of the multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate.

12. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2003, 2004 and 2005 was $14.9 million, $14.5 million, and $14.9 million, respectively. The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company’s operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2003, 2004 and 2005 rent expense above are approximately $3.6 million, $2.8 million and $2.5 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2006	$8,357
2007	7,311
2008	5,610
2009	4,199
2010	1,655
Thereafter	5,201
$32,333

Claims and Lawsuits

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company maintains various insurance coverages to minimize financial risk associated with these claims.

The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. While the Company cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on the Company’s operating results or financial condition, after giving effect to provisions already recorded.

In addition to the matters described above, the Company is defending a dispute arising out of an alleged delay related to a multi-family construction project. If the Company is not successful in this dispute, it could have a material adverse effect on the Company’s operating results. However, management believes the likelihood of an adverse result of this magnitude is remote, and management believes the accruals relating to the matter appropriately reflect a probable outcome.

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

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of the Company’s business has required bonds. While the Company has enjoyed a longstanding relationship with its primary surety and has added another surety to further support its bonding needs, current market conditions as well as changes in the sureties’ assessment of the Company’s operating and financial risk could cause the sureties to decline to issue bonds for the Company’s work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significant amount of cash on its balance sheet, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company’s revenues and profits to decline in the near term.

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

Auto Liability—For auto liability, the Company self-insures the first $500,000 of each loss, is fully insured for the next $1.5 million of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million.

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

13.          Stockholders’ Equity

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

While the warrant and put were outstanding, their value changed over time, principally in response to changes in the market price of the Common Stock. The warrant and the put qualified as a derivative for financial reporting purposes. Accordingly, such changes in the value of the warrant and put in any given period were included in the Company’s statement of operations for that period and in the Company’s long-term liabilities, even though the warrant and put had not been terminated and settled in cash during the period. Such adjustments are known as mark-to-market adjustments. During the year ended December 31, 2003, this adjustment was a loss of $0.5 million  and was included in interest expense because the warrant and put related to the Company’s then-existing credit facility. Because the warrant and put did not relate to the Company’s current credit facility, mark-to-market adjustments during the year ended December 31, 2004, which were losses of $0.4 million, are reflected as other income (expense) in the Company’s statement of operations. There are no further mark-to-market adjustments to income associated since the warrant and put are no longer outstanding.

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

Each share of Restricted Voting Common Stock will automatically convert to Common Stock on a share-for-share basis (i) in the event of a disposition of such share of Restricted Voting Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners, or a transfer to a related party of such holders (as defined in Sections 267, 707, 318 and/or 4946 of the Internal Revenue Code of 1986, as amended)), (ii) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of Common Stock, or (iii) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock. After July 1, 1998, the Board of Directors may elect to convert any remaining shares of Restricted Voting Common Stock into shares of Common Stock in the event 80% or more of the originally outstanding shares of Restricted Voting Common Stock are converted into shares of Common Stock. As of December 31, 2005, there were 995,975 shares of Restricted Voting Common Stock remaining.

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

Including options in an EPS calculation for a period in which a loss is reported is also anti-dilutive. Accordingly, because the Company reported a loss from continuing operations for the years ended December 31, 2003 and 2005, options outstanding for the year ended December 31, 2003, to purchase 5.6 million shares of Common Stock at prices ranging from $1.90 to $21.438 per share were not included in the computation of diluted EPS because they were anti-dilutive. Options to purchase 0.9 million shares of common stock at prices ranging from $1.90 to $21.438 per share were outstanding at December 31, 2005 and were excluded from the computation of diluted EPS because they were anti-dilutive.

The following table summarizes information regarding the Company’s outstanding stock options as of December 31, 2003, 2004 and 2005:

	Number of Options Outstanding
Exercise Price	December 31, 2003	December 31, 2004	December 31, 2005
$1.90	892,000	677,750	559,000
$2.14	10,000	10,000	10,000
$2.19	10,000	10,000	—
$2.25	276,000	203,250	133,750
$2.34	2,000	500	—
$2.36	50,000	50,000	40,000
$2.43	10,000	10,000	10,000
$2.875	1,235,675	926,326	454,663
$3.39	110,000	10,000	10,000
$3.8125	500,000	500,000	500,000
$3.86	79,000	79,000	65,250
$4.18	102,500	102,500	95,000
$4.24	15,000	15,000	10,000
$4.77	40,000	40,000	30,000
$6.00	168,500	153,000	45,500
$6.38	—	—	272,500
$6.49	—	—	50,000
$6.62	—	39,000	36,000
$6.64	—	55,000	52,500
$6.75	5,000	5,000	5,000
$6.97	—	—	120,000
$7.00	—	50,000	40,000
$7.625	37,700	32,200	28,200
$7.94	—	—	15,000
All other outstanding options with prior grant dates with exercise prices ranging from $11.75 to $21.438	2,082,439	539,525	85,500
	5,625,814	3,508,051	2,667,863

As noted above in Note 13, “Stockholders’ Equity,” the Company issued a warrant to purchase 409,051 shares of Common Stock along with related put rights for nominal consideration. The dilutive impact of this warrant was computed assuming the issuance of shares equal to the value of the warrant obligation at the end of any given period while it was outstanding, and excluding the income effect for the period of any mark-to-market adjustments made in connection with valuing the warrant. This impact was dilutive for the year ended December 31, 2003. As this impact was anti-dilutive for the year ended December 31, 2004, the effect of the warrant was excluded from earnings per share amounts for that year. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

The following tables reconcile the income (loss) from continuing operations and the net income (loss) on the statement of operations with the corresponding earnings (losses) that are used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2003	2004	2005
Income (loss) from continuing operations used in computing earnings per share—basic	$(2,160)	$11,356	$(16,374)
Mark-to-market adjustment related to warrant and put obligation (after tax)	488	—	—
Reduction in valuation of warrant and put obligation (after tax)	(1,324)	—	—
Income (loss) from continuing operations used in computing earnings per share—diluted	$(2,996)	$11,356	$(16,374)
Net income (loss) used in computing earnings per share—basic	$(5,579)	$10,713	$(6,226)
Mark-to-market adjustment related to warrant and put obligation (after tax)	488	—	—
Reduction in valuation of warrant and put obligation (after tax)	(1,324)	—	—
Net income (loss) used in computing earnings per share—diluted	$(6,415)	$10,713	$(6,226)

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2003	2004	2005
Common shares outstanding, end of period(a)	37,992	38,909	39,737
Effect of using weighted average common shares Outstanding	(290)	(500)	(439)
Shares used in computing earnings per share—basic	37,702	38,409	39,298
Effect of shares issuable under stock option plans based on the treasury stock method	—	1,056	—
Effect of shares issuable related to warrants	409	—	—
Effect of contingently issuable restricted shares	—	40	—
Shares used in computing earnings per share—diluted	38,111	39,505	39,298

(a)           Excludes 225,000, 325,000 and 242,917 shares of unvested contingently issuable restricted stock outstanding as of December 31, 2003, 2004 and 2005 respectively (see “Restricted Stock Grants” above).

14.          Stock Option Plans

Long-Term Incentive Plans

In March 1997, the Company’s stockholders approved the Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants to the Company. Aggregate options granted under the 1997 Plan may not exceed 13% of the total number of shares of Common Stock outstanding at the time of any grant under the plan. The options the Company has granted under the 1997 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. The options expire after seven years from the date of grant if unexercised. Outstanding options may be canceled and reissued under terms specified in the plan. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of December 31, 2005, there were 4.0 million shares available for issuance under this plan. The 1997 Plan will expire in March 2007.

In May 2000, the Company’s stockholders approved the Company’s 2000 Incentive Plan (the “2000 Plan”) which provides for the granting of incentive or non-qualified stock options, restricted stock or performance awards to directors, employees and other persons or entities as approved by the Board of Directors. The options the Company has granted under the 2000 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised. Under the 2000 Plan, 3.5 million shares were authorized for issuance, of which none remain available for issuance as of December 31, 2005.

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

Either at the time of the initial public offering or upon election as a director, options were granted to six members of the Board of Directors to purchase in each case 10,000 shares of Common Stock at the initial public offering price or at the price in effect at the time of their election. Each of these directors received options for shares on the dates of the annual meetings which they have attended. In addition, directors who cease to be employees become eligible for the annual grant. These options will expire at the earlier of ten years from the date of grant or one year after termination of service as a director. As of December 31, 2005, 0.2 million options were outstanding related to this plan.

The Directors’ Plan allows non-employee directors to receive shares (“Deferred Shares”) at future settlement dates in lieu of cash. The number of Deferred Shares will have an aggregate fair market value equal to the fees payable to the directors. No Deferred Shares have been issued as of December 31, 2005.

The Company has never altered the price of any option after its grant.

The following table summarizes activity under the Company’s stock option plans:

	2003		2004		2005
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,518,301	$8.26	5,625,814	$7.43	3,508,051	$5.49
Granted	1,119,500	$2.13	144,000	$6.76	467,500	$6.60
Exercised	(332,041)	$2.75	(440,508)	$2.87	(765,913)	$3.34
Forfeited	(679,946)	$7.72	(658,986)	$9.85	(175,750)	$7.79
Expired	—	$—	(1,162,269)	$13.55	(366,025)	$9.90
Outstanding at end of year	5,625,814	$7.43	3,508,051	$5.49	2,667,863	$4.18
Options exercisable at end of year	3,537,269		2,661,601		1,795,113
Weighted-average fair value of options granted during the year	$1.36		$4.33		$4.22

The following table summarizes information about fixed stock options outstanding at December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$ 1.90 - 2.875	1,207,413	6.11 years	$2.33	881,413	$2.49
$ 3.39 - 7.94	1,374,950	6.68 years	$5.22	828,200	$4.52
$11.75 - 16.8125	80,500	0.56 years	$12.95	80,500	$12.95
$17.875 - 21.438	5,000	2.39 years	$21.13	5,000	$21.13
$ 1.90 - 21.438	2,667,863	6.23 years	$4.18	1,795,113	$3.95

15.          Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2004 and 2005 is summarized as follows (in thousands, except per share data):

	2004
	Q1	Q2	Q3	Q4
Revenues	$183,942	$194,510	$200,516	$199,653
Gross profit	$27,934	$31,065	$30,544	$32,418
Operating income(a)	$2,609	$7,115	$5,664	$5,116
Income from continuing operations(a)	$762	$4,113	$2,928	$3,553
Discontinued operations—
Operating results, net of tax	$281	$198	$562	$(2,165)
Estimated gain (loss) on disposition, including tax	$—	$(137)	$—	$618
Net income	$1,043	$4,174	$3,490	$2,006
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.02	$0.11	$0.08	$0.09
Discontinued operations—
Income (loss) from operations	0.01	—	0.01	(0.06)
Estimated gain on disposition	—	—	—	0.02
Net income	$0.03	$0.11	$0.09	$0.05
Diluted—
Income from continuing operations	$0.02	$0.10	$0.08	$0.09
Discontinued operations—
Income (loss) from operations	0.01	—	0.01	(0.05)
Estimated gain on disposition	—	—	—	0.01
Net income	$0.03	$0.10	$0.09	$0.05
Cash flow from operations	$(4,733)	$12,393	$5,121	$13,403

	2005
	Q1	Q2	Q3	Q4
Revenues	$195,260	$232,090	$237,214	$234,967
Gross profit	$27,376	$38,373	$39,312	$42,116
Operating income (loss)(b)	$1,286	$9,468	$10,841	$(22,870)
Income (loss) from continuing operations(b)	$552	$4,729	$6,068	$(27,723)
Discontinued operations—
Operating results, net of tax	$(23)	$(188)	$101	$306
Estimated gain (loss) on disposition, including tax	$—	$137	$(38)	$9,853
Net income (loss)	$529	$4,678	$6,131	$(17,564)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$0.01	$0.12	$0.15	$(0.70)
Discontinued operations—
Income from operations	—	—	—	0.01
Estimated gain (loss) on disposition	—	—	—	0.25
Net income (loss)	$0.01	$0.12	$0.15	$(0.44)
Diluted—
Income (loss) from continuing operations	$0.01	$0.12	$0.15	$(0.70)
Discontinued operations—
Income from operations	—	—	—	0.01
Estimated gain on disposition	—	—	—	0.25
Net income (loss)	$0.01	$0.12	$0.15	$(0.44)
Cash flow from operations	$(5,541)	$11,929	$8,103	$22,955

The Company’s quarterly results of operations and the related earnings per share amounts have been restated to reflect the effects of discontinued operations.

(a)          Fourth quarter 2004 includes a goodwill impairment charge of $0.6 million.

(b)         Fourth quarter 2005 includes a goodwill impairment charge of $33.9 million.

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options, warrants, and contingently issuable restricted stock in each quarter.

16.          Subsequent Event

On February 27, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.035 per share on Comfort Systems USA, Inc. Common Stock. The dividend is payable on March 20, 2006 to shareholders of record on March 10, 2006.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy. The Company has made this code of ethics available on our website, as described in Item 1 of this annual report on Form 10-K. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2005 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2005 and such information is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this annual report on Form 10-K:

(1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 33 of this annual report on Form 10-K and is incorporated herein by reference.

(2)   Financial Statement Schedules:

None.

(b)   Exhibits

Reference is made to the Index of Exhibits beginning on page 11 which index is incorporated herein by reference.

(c)   Excluded financial statements:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and Chief Executive Officer
By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer

By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ WILLIAM F. MURDY	Chairman of the Board and Chief	February 27, 2006
William F. Murdy	Executive Officer
/s/ HERMAN E. BULLS	Director	February 27, 2006
Herman E. Bulls
/s/ FRANKLIN MYERS	Director	February 27, 2006
Franklin Myers
/s/ ALFRED J. GIARDINELLI, JR.	Director	February 27, 2006
Alfred J. Giardinelli, Jr.
/s/ STEVEN S. HARTER	Director	February 27, 2006
Steven S. Harter
/s/ JAMES H. SCHULTZ	Director	February 27, 2006
James H. Schultz
/s/ ROBERT D. WAGNER, JR.	Director	February 27, 2006
Robert D. Wagner, Jr.

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
3.1	—	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	—	Bylaws of Registrant, as amended.	3.3	1998 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	—	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan.	10.1	333-24021
*10.2	—	Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan.	10.2	333-24021
*10.3	—	Amendment to the 1997 Non-Employee Directors’ Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2000 Incentive Plan.	10.7	Second Quarter 2000 Form 10-Q
*10.5	—	Form of Option Award under the Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan and the Comfort Systems USA, Inc. 2000 Incentive Plan.	10.5	2004 Form 10-K
*10.6	—	Form of Option Award under the Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan.	10.6	2004 Form 10-K
*10.7	—	Employment Agreement dated June 27, 2000 by and among Comfort Systems USA (Texas), L.P. and William F. Murdy.	10.2	Second Quarter 2000 Form 10-Q
*10.8	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and William George.	10.8	2003 Form 10-K
*10.9	—	Employment Agreement dated January 1, 2004 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.	10.10	2003 Form 10-K
*10.10	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and Julie S. Shaeff.		Filed Herewith
*10.11	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q

*10.12	—	Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002.	10.2	2003 Form 10-K
10.13	—	Credit Agreement by and among the Company; Hibernia National Bank; Hibernia Southcoast Capital, Inc.; and Certain other Financial Institutions, dated as of June 30, 2005, and the Lenders referred to in the Agreement.	10.1	June 30, 2005 Form 8-K
*10.14	—	Amendment to the Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan dated March 31, 2004.		Filed Herewith
*10.15	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William F. Murdy.	10.1	Second Quarter 2004 Form 10-Q
*10.16	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William George.	10.3	Second Quarter 2004 Form 10-Q
*10.17	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Thomas N. Tanner.	10.4	Second Quarter 2004 Form 10-Q
*10.18	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Julie S. Shaeff.		Filed Herewith
21.1	—	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	—	Consent of Ernst & Young LLP.		Filed Herewith
31.1	—	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	—	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	—	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
32.2	—	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith

*                    Management contract or compensatory plan