Form 10-Q
period 2006-03-31
COMFORT SYSTEMS USA INC
filed 2006-05-03
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securites Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, as of May 1, 2006 was 40,273,208.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

		Page
Part I—Financial Information
Item 1—	Financial Statements
COMFORT SYSTEMS USA, INC
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Stockholders’ Equity	5
	Consolidated Statements of Cash Flows	6
	Condensed Notes to Consolidated Financial Statements	7
Item 2—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4—	Controls and Procedures	28
Part II—Other Information
Item 1—	Legal Proceedings	29
Item 6—	Exhibits and Reports on Form 8-K.	29
Signatures		30

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,593	$58,361
Accounts receivable, less allowance for doubtful accounts of $3,744 and $3,692, respectively	197,121	206,410
Receivable from sale of operations	23,800	—
Other receivables	5,791	5,014
Inventories	8,107	8,276
Costs and estimated earnings in excess of billings	22,992	25,249
Prepaid expenses and other	11,489	11,680
Assets related to discontinued operations	506	469
Total current assets	325,399	315,459
PROPERTY AND EQUIPMENT, net	12,844	13,547
GOODWILL	62,954	62,954
OTHER NONCURRENT ASSETS	7,486	7,180
Total assets	$408,683	$399,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	72,154	67,945
Accrued compensation and benefits	29,814	22,782
Billings in excess of costs and estimated earnings	53,440	57,150
Accrued self insurance expense	17,388	17,882
Income taxes payable	7,615	1,051
Other current liabilities	14,686	13,736
Liabilities related to discontinued operations	63	62
Total current liabilities	195,160	180,608
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
Total liabilities	195,160	180,608
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,979,867 and 40,259,105 shares issued, respectively	400	403
Treasury stock, at cost, zero and 25,622 shares, respectively	—	(316)
Additional paid-in capital	340,264	340,124
Deferred compensation	(1,135)	—
Retained earnings (deficit)	(126,006)	(121,679)
Total stockholders’ equity	213,523	218,532
Total liabilities and stockholders’ equity	$408,683	$399,140

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
REVENUES	$195,260	$237,854
COST OF SERVICES	167,884	201,010
Gross profit	27,376	36,844
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,119	30,134
GAIN ON SALE OF ASSETS	(29)	(16)
Operating income	1,286	6,726
OTHER INCOME (EXPENSE):
Interest income	128	647
Interest expense	(375)	(155)
Other	10	19
Other income (expense)	(237)	511
INCOME BEFORE INCOME TAXES	1,049	7,237
INCOME TAX EXPENSE	497	2,910
INCOME FROM CONTINUING OPERATIONS	552	4,327
DISCONTINUED OPERATIONS:
Operating loss, net of income tax expense of $8	(23)	—
NET INCOME	$529	$4,327
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.01	$0.11
Discontinued operations—
Loss from operations	—	—
Net income	$0.01	$0.11
Diluted—
Income from continuing operations	$0.01	$0.11
Discontinued operations—
Loss from operations	—	—
Net income	$0.01	$0.11
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	38,990	39,857
Diluted	40,062	40,862

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	279,238	3	—	—	1,858	—	—	1,861
Shares received in lieu of tax witholding payment on vested restricted stock (unaudited)	—	—	(20,622)	(254)	—	—	—	(254)
FAS 123 (R) adoption (unaudited)	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense, including tax benefit (unaudited)	—	—	—	—	490	—	—	490
Forfeiture of unvested restricted stock (unaudited)	—	—	(5,000)	(62)	51	—	—	(11)
Dividends (unaudited)	—	—	—	—	(1,404)	—	—	(1,404)
Net income (unaudited)	—	—	—	—	—	—	4,327	4,327
BALANCE AT MARCH 31, 2006 (UNAUDITED)	40,259,105	$403	(25,622)	$(316)	$340,124	$—	$(121,679)	$218,532

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$529	4,327
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization expense	1,065	1,258
Bad debt expense	(274)	74
Deferred tax expense	269	788
Tax benefit from exercise of options	348	—
Amortization of debt financing costs	120	25
Gain on sale of assets or operations	(34)	(16)
Stock-based compensation expense	187	326
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	1,305	(9,363)
Inventories	103	(169)
Prepaid expenses and other current assets	970	(790)
Costs and estimated earnings in excess of billings	862	(2,257)
Other noncurrent assets	112	117
Increase (decrease) in— Accounts payable and accrued liabilities	(13,840)	(11,518)
Billings in excess of costs and estimated earnings	2,737	3,710
Taxes paid related to the sale of businesses	—	(7,020)
Net cash used in operating activities	(5,541)	(20,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,043)	(2,049)
Proceeds from sales of property and equipment	148	109
Proceeds from businesses sold, net of cash sold and transaction costs	205	24,595
Cash paid for acquisition, including cash acquired	(2,943)	—
Net cash provided by (used in) investing activities	(4,633)	22,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	(519)	—
Payments of dividends to shareholders	—	(1,404)
Tax benefit from exercise of options	—	969
Proceeds from exercise of options	571	1,056
Net cash provided by financing activities	52	621
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,122)	2,768
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	32,576	55,593
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$22,454	58,361

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.   Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 62% of the Company’s consolidated 2006 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 38% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2006 revenues to date: HVAC—74%, plumbing—18%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.   Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005 (the “Form 10-K”).

There were no significant changes in the accounting policies of the Company during the current period except for the adoption of Financial Accounting Standards Board (“FASB”) Statement 123 (revised 2004) “Share-Based Payment” (“Statement 123R”), as further discussed in Note 8. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

Cash Flow Information

Cash paid for interest for the three months ended March 31, 2005 and 2006 was approximately $0.2 million and $0.1 million, respectively. Cash paid for income taxes for continuing operations for the three months ended March 31, 2005 and 2006 was approximately $3.1 million and $0.7 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended March 31,

2005 and 2006 was less than $0.1 million and $7.0 million, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying consolidated statement of cash flows.

During the first quarter of 2006, the Company paid a cash dividend of $0.035 per share, for a total cash dividend of $1.4 million. There were no dividends paid during the first quarter of 2005.

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

The effective tax rate associated with results from continuing operations for the first three months of 2006 was 40.2%, compared to 47.4% in 2005. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.   Discontinued Operations

Sale of Companies to ALC—On December 31, 2005, the Company sold 2 operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The Company paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $0.1 million for the first quarter of 2005 has been reported in discontinued operations under “Operating loss, net of income tax expense.”

Individual Sales of Operating Companies—During the first three quarters of 2005, the Company sold 2 small operating companies and shutdown the operations of another small operating company. The after-tax loss of these companies of $0.1 million for the first quarter of 2005, has been reported in discontinued operations under “Operating loss, net of income tax expense.”

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31, 2005	March 31, 2006
Accounts receivable, net	$361	$325
Other noncurrent assets	145	144
Total assets	$506	$469
Other current liabilities	$63	$62
Total liabilities	$63	$62

Revenues and pre-tax loss related to 2005 discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2005
Revenues	$9,431
Pre-tax loss	$(15)

The Company’s consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

Sale of Companies to Emcor—In March 2002, the Company sold 19 operations to Emcor Group, Inc. (“Emcor”). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor’s purchase price, $5 million was deposited into an escrow account to secure potential obligations on the Company’s part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining the Company’s liability to Emcor in connection with the settlement of certain claims. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

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

4.   Restructuring Charges

The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 and $0.3 million in 2005 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2005 and March 31, 2006 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2005:
Lease termination costs and other	$1,281	$273	(a)	$(593)	$961
Three Months Ended March 31, 2006:
Lease termination costs and other	$961	$—		$(54)	$907

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

5.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Revolving credit facility	$—	$—
Other	—	—
Total debt	$—	$—

In June 2005, the Company entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of March 31, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 6.83% as of March 31, 2006. Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. The Company is in compliance by a substantial margin with all its financial covenants as of March 31, 2006.

6.   Commitments and Contingencies

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

Self-Insurance

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker’s compensation, auto liability and general liability - are reviewed by a third-party actuary quarterly.

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

Auto Liability—For auto liability, the Company self-insures the first $500,000 of each loss, is fully insured for the next $1.5 million of each loss, then has a single aggregate excess loss insurance policy that covers losses up to $50 million.

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

7.   Stockholders’ Equity

Restricted Stock Grants

The Company awarded 82,500 shares of restricted stock to nine members of management on January 21, 2005 under its 2000 Equity Incentive Plan. The shares were subject to full forfeiture if the Company had not achieved certain performance levels for the twelve-month period ended March 31, 2006. These performance levels were met by the Company. The shares are subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over four-year periods that started on the date of the respective grants. Due to the departure of certain individuals, 17,500 shares of restricted stock have been forfeited.

The Company awarded 225,000 shares of restricted stock to five members of senior management on June 8, 2004 under its 2000 Equity Incentive Plan. The shares were subject to full forfeiture if the Company had not achieved certain performance levels for the twelve-month period ended June 30, 2005.

These performance levels were met by the Company. The shares are subject to forfeiture if a grantee leaves voluntarily or is terminated for cause. Such forfeiture provisions lapse pro rata over three-year or four-year periods that started on the date of the respective grants. Due to the departure of an individual, 50,000 shares of restricted stock have been forfeited.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase less than 0.1 million shares of Common Stock at prices ranging from $13.00 to $21.125 per share which were outstanding for the three months ended March 31, 2006 and options to purchase 0.6 million shares at prices ranging from $7.625 to $21.438 per share which were outstanding for the three months ended March 31, 2005, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2006
Common shares outstanding, end of period(a)	39,163	40,046
Effect of using weighted average common shares outstanding	(173)	(189)
Shares used in computing earnings per share—basic	38,990	39,857
Effect of shares issuable under stock option plans based on the treasury stock method	1,006	889
Effect of contingently issuable restricted shares	66	116
Shares used in computing earnings per share—diluted	40,062	40,862

(a)           Excludes 357,500 and 187,917 shares of unvested contingently issuable restricted stock outstanding as of March 31, 2005 and 2006, respectively (see “Restricted Stock Grants” above).

8.   Stock-Based Compensation

The Company has various stock-based compensation plans which are administered by the compensation committee of the board of directors. For additional information regarding these plans, refer to “Note 14—Stock Option Plans” of the Notes to the Consolidated Financial Statements contained in the Form 10-K.  Prior to 2006, the Company accounted for those plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock were recognized in the consolidated statements of operations.

In December 2004, the FASB issued Statement 123R. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

Effective January 1, 2006, the Company adopted Statement 123R using the modified prospective-method. Under this transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. For the three months ended March 31, 2006, the Company recorded compensation cost of $0.3 million and an income tax benefit of $0.1 million. Results for prior periods have not been restated. Approximately $2.4 million of compensation expense will be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.2 million.

Prior to adopting Statement 123R, the Company presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows. As a result, $0.3 million of excess tax benefits for the first quarter of 2005 have been classified as operating cash flows, and $1.0 million of excess tax benefits for the first quarter of 2006 have been classified as financing cash flows.

As discussed above, results for prior periods have not been restated to reflect the effects of implementing Statement 123R. The following table sets forth pro forma information as if compensation cost for the three months ended March 31, 2005 has been determined consistent with the requirements of Statement No. 123. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts).

2005
Net Income as reported	$529
Add: Stock-based compensation included in reported net income, net of tax	122
Less: Compensation expense per Statement 123, net of tax	(376)
Pro Forma Net Income	$275
Net Income per share—Basic
Net Income per share as reported	$0.01
Pro Forma Net Income per share	$0.01
Net Income per share—Diluted
Net Income per share as reported	$0.01
Pro Forma Net Income per share	$0.01

The fair value of options granted during the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected dividend yield	0.00%
Expected stock price volatility	61.23%
Risk-free interest rate	3.97%
Expected life of options	7 years

The Company did not grant any options during the first quarter of 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.4 million. The fair value of restricted stock awarded during the first quarter of 2005 was $5.58. The Company did not grant any shares of restricted stock during the first quarter of 2006. The total intrinsic value of restricted stock vested during the three months ended March 31, 2006 was $0.5 million.

The following table summarizes stock compensation activity for the three months ended March 31, 2006:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,667,863	$4.18
Granted	―	―
Exercised	(279,238)	3.74
Forfeited	(65,500)	6.54
Expired	(48,500)	12.56
Outstanding at March 31, 2006	2,274,625	$3.97	6.2	$8.07
Vested or expected to vest at March 31, 2006	2,168,235	$3.87	6.1	$8.12
Exercisable at March 31, 2006	1,511,625	$3.72	5.3	$8.06

Restricted Stock	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	242,917	$	―
Granted	―	$	―
Vested	(50,000)	$	―
Forfeited	(5,000)	$	―
Expired	―	$	―
Outstanding at March 31, 2006	187,917	$	―	2.2	$4.98
Vested or expected to vest at March 31, 2006	187,917	$	―	2.2	$4.98
Exercisable at March 31, 2006	―			―	―

The following table summarizes information about nonvested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	872,750	$2.99
Granted	―	―
Vested	(42,250)	3.77
Forfeited	(67,500)	3.92
Nonvested at March 31, 2006	763,000	$2.86

The Company generally issues new shares for stock options and restricted stock, unless treasury shares are available.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2005 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Company Risk Factors,” included in our Form 10-K.

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

Nature and Economics of Our Business

Approximately 88% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of March 31, 2006, we had 4,680 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $320,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of March 31, 2006, we had two projects in process with a contract price of between $15 and $25 million, eight projects between $10 million and $15 million, 45 projects between $5 million and $10 million, and 183 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $829.4 million of aggregate contract value as of March 31, 2006, or approximately 56%, out of a total contract value for all projects in progress of $1,487.8 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

In addition to project work, approximately 12% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

Profile and Management of Our Operations

We manage our 40 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work. We believe that the current economic environment is favorable relative to the activity levels of recent years.

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

As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. At the end of June 2005, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last five calendar years and will continue our emphasis in this area. See “Liquidity and Capital Resources” below for further discussion of free cash flow. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004 and throughout 2005. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2006 will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

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

Percentage of Completion Method of Accounting

Approximately 88% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of services.”  Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Results of Operations (in thousands):

	Three Months Ended March 31,
	2005		2006
Revenues	$195,260	100.0%	$237,854	100.0%
Cost of services	167,884	86.0%	201,010	84.5%
Gross profit	27,376	14.0%	36,844	15.5%
Selling, general and administrative expenses	26,119	13.4%	30,134	12.7%
Gain on sale of assets	(29)		(16)
Operating income	1,286	0.7%	6,726	2.8%
Interest income (expense), net	(247)	(0.1)%	492	0.2%
Other income (expense)	10		19
Income before income taxes	1,049	0.5%	7,237	3.0%
Income tax expense	497		2,910
Income from continuing operations	552	0.3%	4,327	1.8%
Discontinued operations—Operating results, net of tax	(23)		—
Net income	$529		$4,327

Revenues—Revenues increased $42.6 million, or 21.8%, to $237.9 million for the first quarter of 2006 as compared to the same period in 2005. The revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the multi-family sector (approximately $24.4 million) and office buildings (approximately $16.9 million). We have seen increased activity, resulting from the start-up of several large multi-family projects associated with one of our larger operations and improved revenues in our Southern California operations which were negatively impacted by project delays resulting from extended inclement weather in the first quarter of 2005.

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

Backlog associated with continuing operations as of March 31, 2006 was $727.2 million, a 6.7% increase from December 31, 2005 backlog of $681.7 million, and a 26.8% increase from March 31, 2005 backlog of $573.3 million. The increase in backlog from the prior yearend is primarily from significant new multi-family work in Southern California and Washington D.C., along with healthcare and education work in Arizona.

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

Gross Profit—Gross profit increased $9.5 million, or 34.6%, to $36.8 million for the first quarter of 2006 as compared to the same period in 2005. As a percentage of revenues, historical gross profit for the first quarter of 2006 was 15.5%, up from 14.0% in the first quarter of 2005. The increase in gross profit percentage resulted primarily from increased profitability in one of our larger multi-family operations (approximately $1.1 million) and improved margins in our California operations (approximately $1.3 million) and Arizona operation (approximately $1.1 million). These gains were partially offset by job underperformance at our multi-family Georgia operation (approximately $0.8 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $4.0 million, or 15.4%, to $30.1 million for the first quarter of 2006 as compared to the same period in 2005, and as a percentage of  revenues, SG&A declined from 13.4% in the first quarter of 2005 to 12.7% in the first quarter of 2006. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth.

Interest Income (Expense), Net—Interest expense, net was $0.2 million for the first quarter of 2005 and interest income, net was $0.5 million for the first quarter of 2006. The decrease in interest expense, net is a result of no outstanding debt throughout 2006, and interest income earned from higher cash balances in the current year.

Income Tax Expense—The effective tax rate associated with results from continuing operations was 40.2%, as compared to 47.4% in 2005. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an improvement in operating results which dilutes the impact of non-deductible expenses and adjustments to our tax reserves. In addition, our state tax rate is lower due to the change in where our income is being earned.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit us to claim a deduction for 3% of earnings related to certain of our construction-

related activities beginning in 2005. This deduction modestly decreased our effective tax rate. We currently estimate that our effective tax rate for full-year 2006 will be between 41% and 45%.

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2006, our primary emphasis for this year is on margin improvement more so than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2005, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions are improving, we expect that our full-year 2006 results will be better than our 2005 results.

Liquidity and Capital Resources:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(5,541)	$(20,508)
Investing activities	$(4,633)	$22,655
Financing activities	$52	$621
Free cash flow:
Cash used in operating activities	$(5,541)	$(20,508)
Taxes paid related to the sale of businesses	—	7,020
Purchases of property and equipment	(2,043)	(2,049)
Proceeds from sales of property and equipment	148	109
Free cash flow	$(7,436)	$(15,428)

Cash Flow—We define free cash flow as cash provided by operating activities excluding taxes paid related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company’s outstanding debt or equity. If free cash flow is negative, additional debt or equity may be required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

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

For the three months ended March 31, 2006, we had negative free cash flow of $15.4 million, as compared to negative free cash flow of $7.4 million during the first quarter of 2005. This decrease primarily resulted from an investment in working capital due to higher activity levels and the funding of yearend compensation accruals.

During the first quarter of 2006, we collected approximately $24.6 million, primarily related with the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc.

Credit Facility—In June 2005, we entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of our assets except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. Our borrowings and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of March 31, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 6.83% as of March 31, 2006. Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. We are in compliance by a substantial margin with all the financial covenants as of March 31, 2006.

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

The following recaps the future maturities of our contractual obligations as of March 31, 2006 (in thousands):

	Twelve Months Ended March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$8,351	$6,888	$5,115	$3,401	$1,224	$5,024	$30,003

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

As of March 31, 2006 we also have $22.1 million of letter of credit commitments, of which $20.6 million expire in 2006 and $1.5 million expire in 2007. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While the majority of these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

Recent Accounting Pronouncements

We have stock-based compensation plans. Prior to 2006, we accounted for those plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation costs related to restricted stock were recognized in the consolidated statements of operations.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004) “Share-Based Payment,” (“Statement 123R”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

Effective January 1, 2006, we adopted Statement 123R using the modified prospective-method. Under this transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. For the three months ended March 31, 2006, we recorded compensation cost of $0.3 million and an income tax benefit of $0.1 million. Results for prior periods have not been restated.  Approximately $2.4 million of compensation expense will be recognized over a weighted-average period of 1.7 years.

Prior to adopting Statement 123R, we presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows. As a result, $0.3 million of excess tax benefits for the first quarter of 2005 have been classified as operating cash flows, and $1.0 million of excess tax benefits for the first quarter of 2006 have been classified as financing cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

(b)   Reports on Form 8-K during the quarter ended March 31, 2006.

(i)             The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 4, 2006 under Items 1.01, 2.01, 8.01, and 9.01. The report related to the Company’s sale of substantially all of the assets of two operating subsidiaries to Automated Logic Corporation and Automated Logic Contracting Services, Inc.

(ii)         The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 27, 2006 under Item 1.01. The report related to the Company’s extension of the term of Thomas N. Tanner’s Employment Agreement.

(iii)     The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 27, 2006 under Items 2.02, 8.01 and 9.01. The report related to the Company’s announcement of a press release describing the Company’s financial results for the fourth quarter of 2005 and for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
May 3, 2006	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and
Chief Executive Officer
May 3, 2006	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and
Chief Financial Officer
May 3, 2006	By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and
Chief Accounting Officer