Form 10-Q
period 2006-06-30
COMFORT SYSTEMS USA INC
filed 2006-08-02
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the issuer’s common stock, as of July 31, 2006 was 40,656,958.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,593	$67,091
Accounts receivable, less allowance for doubtful accounts of $3,538 and $3,248, respectively	195,025	229,685
Receivable from sale of operations	23,800	—
Other receivables	5,784	4,171
Inventories	8,083	9,569
Costs and estimated earnings in excess of billings	22,512	28,923
Prepaid expenses and other	11,282	11,056
Assets related to discontinued operations	3,996	992
Total current assets	326,075	351,487
PROPERTY AND EQUIPMENT, net	12,705	14,063
GOODWILL	62,954	62,954
OTHER NONCURRENT ASSETS	6,949	6,421
Total assets	$408,683	$434,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	71,922	76,231
Accrued compensation and benefits	29,347	25,729
Billings in excess of costs and estimated earnings	53,279	70,942
Accrued self insurance expense	17,350	19,093
Income taxes payable	7,615	—
Other current liabilities	14,338	14,480
Liabilities related to discontinued operations	1,309	678
Total current liabilities	195,160	207,153
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
Total liabilities	195,160	207,153
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,979,867 and 40,656,958 shares issued, respectively	400	407
Treasury stock, at cost, zero and 22,638 shares, respectively	—	(306)
Additional paid-in capital	340,264	341,429
Deferred compensation	(1,135)	—
Retained earnings (deficit)	(126,006)	(113,758)
Total stockholders’ equity	213,523	227,772
Total liabilities and stockholders’ equity	$408,683	$434,925

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES	$229,547	$264,390	$423,647	$500,775
COST OF SERVICES	191,296	221,926	357,279	421,543
Gross profit	38,251	42,464	66,368	79,232
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,565	30,414	54,348	60,157
GAIN ON SALE OF ASSETS	(25)	(49)	(103)	(69)
Operating income	9,711	12,099	12,123	19,144
OTHER INCOME (EXPENSE):
Interest income	129	562	257	1,208
Interest expense	(383)	(146)	(758)	(301)
Write off of debt costs	(870)	—	(870)	—
Other	65	(1)	75	18
Other income (expense)	(1,059)	415	(1,296)	925
INCOME BEFORE INCOME TAXES	8,652	12,514	10,827	20,069
INCOME TAX EXPENSE	3,769	4,797	4,664	7,818
INCOME FROM CONTINUING OPERATIONS	4,883	7,717	6,163	12,251
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit (expense) of $25, $(6), $414, and $105	(342)	(5)	(1,093)	(212)
Estimated gain on disposition, including income tax benefit (expense) of $(82), $209, $(82), and $209	137	209	137	209
NET INCOME	$4,678	$7,921	$5,207	$12,248
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.12	$0.19	$0.16	$0.31
Discontinued operations—
Loss from operations	—	—	(0.03)	(0.01)
Estimated gain on disposition	—	0.01	—	0.01
Net income	$0.12	$0.20	$0.13	$0.31
Diluted—
Income from continuing operations	$0.12	$0.19	$0.15	$0.30
Discontinued operations—
Loss from operations	—	—	(0.02)	(0.01)
Estimated gain on disposition	—	—	—	0.01
Net income	$0.12	$0.19	$0.13	$0.30
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,173	40,244	39,082	40,060
Diluted	40,107	41,209	40,131	41,045

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	―	―	3,828
Issuance of restricted stock	82,500	1	―	―	574	(575)	―	―
Shares received in lieu of tax witholding payment on vested restricted stock	―	―	(40,797)	(318)	―	―	―	(318)
Forfeiture of unvested restricted Stock	(12,500)	―	(50,000)	(372)	(74)	360	―	(86)
Dividends	―	―	―	―	(999)	―	―	(999)
Amortization of deferred compensation	―	―	―	―	60	667	―	727
Other	―	―	300	3	(3)	―	―	―
Net loss	―	―	―	―	―	―	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	―	―	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	539,591	6	38,722	480	3,661	―	―	4,147
Issuance of restricted stock (unaudited)	137,500	1	―	―	(1)	―	―	―
Shares received in lieu of tax witholding payment on vested restricted stock (unaudited)	―	―	(46,985)	(597)	―	―	―	(597)
FAS 123 (R) adoption (unaudited)	―	―	―	―	(1,135)	1,135	―	―
Stock-based compensation expense, (unaudited)	―	―	―	―	999	―	―	999
Forfeiture of unvested restricted stock (unaudited)	―	―	(14,375)	(189)	151	―	―	(38)
Tax benefit from vesting of restricted stock (unaudited)	―	―	―	―	316	―	―	316
Dividends (unaudited)	―	―	―	―	(2,826)	―	―	(2,826)
Net income (unaudited)	―	―	―	―	―	―	12,248	12,248
BALANCE AT JUNE 30, 2006 (UNAUDITED)	40,656,958	$407	(22,638)	$(306)	$341,429	$ ―	$(113,758)	$227,772

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
CASH FROM OPERATING ACTIVITIES:
Net income	$4,678	$7,921	$5,207	$12,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Estimated gain on disposition of discontinued operations	(137)	(209)	(137)	(209)
Depreciation and amortization expense	1,153	1,313	2,218	2,571
Bad debt expense	943	148	669	222
Write off of debt costs	870	—	870	—
Deferred tax expense	838	496	1,107	1,284
Tax benefit of stock-based compensation (pre-FAS 123R)	159	—	507	—
Amortization of debt financing costs	126	25	246	50
Gain on sale of assets or operations	(25)	(53)	(59)	(69)
Stock-based compensation expense	5	646	192	961
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(22,533)	(23,944)	(21,228)	(33,307)
Inventories	296	(1,351)	399	(1,520)
Prepaid expenses and other current assets	(3)	1,392	967	602
Costs and estimated earnings in excess of billings	(614)	(3,674)	248	(5,931)
Other noncurrent assets	(56)	36	56	164
Increase (decrease) in—
Accounts payable and accrued liabilities	20,412	12,048	6,572	530
Billings in excess of costs and estimated earnings	5,817	13,792	8,554	17,502
Taxes paid related to the sale of businesses	—	—	—	(7,020)
Net cash provided by (used in) operating activities	11,929	8,586	6,388	(11,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,184)	(1,994)	(3,227)	(4,043)
Proceeds from sales of property and equipment	63	170	211	279
Proceeds from businesses sold, net of cash sold and transaction costs	918	979	1,123	25,574
Cash paid for acquisition, including cash acquired	—	—	(2,943)	—
Net cash provided by (used in) investing activities	(203)	(845)	(4,836)	21,810
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(8,019)	—	(8,538)	—
Payments of dividends to shareholders	—	(1,422)	—	(2,826)
Tax benefit of stock-based compensation	—	1,314	—	2,283
Proceeds from exercise of options	294	1,097	865	2,153
Net cash provided by (used in) financing activities	(7,725)	989	(7,673)	1,610
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,001	8,730	(6,121)	11,498
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	22,454	58,361	32,576	55,593
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$26,455	$67,091	$26,455	$67,091

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.                 Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 61% of the Company’s consolidated 2006 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 39% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2006 revenues to date: HVAC—74%, plumbing—18%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash Flow Information

Cash paid for interest for the three months ended June 30, 2005 and 2006 was approximately $0.5 million and $0.1 million, respectively. Cash paid for income taxes for continuing operations for the three months ended June 30, 2005 and 2006 was approximately $0.6 million and $5.2 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended June 30, 2005 and 2006 was less than $0.1 million for both periods, respectively.

Cash paid for interest for the six months ended June 30, 2005 and 2006 was approximately $0.7 million and $0.2 million, respectively. Cash paid for income taxes for continuing operations for the six months ended June 30, 2005 and 2006 was approximately $3.7 million and $5.8 million, respectively. Cash paid for income taxes for discontinued operations for the six months ended June 30, 2005 and 2006 was less than $0.1 million and $7.0 million, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying consolidated statement of cash flows.

During the three months ended June 30, 2006, the Company paid a quarterly cash dividend of $1.4 million, or $0.035 per share. The Company paid $2.8 million in cash dividends, or $0.070 per share, for the six months ended June 30, 2006. There were no dividends paid during the first six months of 2005.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, the Company may not realize all or a portion of the recorded deferred tax assets.

The effective tax rate associated with results from continuing operations for the first six months of 2006 was 39.0%, compared to 43.1% in 2005. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective January 1, 2007 for the Company. The Company is currently evaluating the impact, if any, that FIN 48 will have on the financial statements.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.                 Discontinued Operations

Sale of Companies to ALC—On December 31, 2005, the Company sold 2 operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The Company paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $0.5 million for the first six months of 2005 has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of EMCOR Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The Company recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain on disposition, net of income tax benefit (expense).”  The Company is in the process of shutting down the remaining operations of ARC. The after-tax loss of this company of $0.9 million and $0.2 million, for the first six months of 2005 and 2006, respectively, has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

Individual Sales of Operating Companies—During the second quarter of 2005, the Company sold a small operating company. The Company recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain on disposition, including income tax benefit (expense).”  During the third quarter of 2005, the Company sold one small operating company and shutdown the operations of another small operating company. The after-tax loss of these three companies of $0.7 million for the first six months of 2005, has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31,	June 30,
	2005	2006
Accounts receivable, net	$2,457	$842
Other current assets, net	238	6
Costs and estimated earnings in excess of billings	480	—
Property, plant, and equipment, net	139	—
Other noncurrent assets	682	144
Total assets	$3,996	$992
Accounts payable.	$232	$245
Billings in excess of cost in earnings	161	77
Other current liabilities	916	356
Total liabilities	$1,309	$678

Revenues and pre-tax loss related to the operations discontinued in 2005 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2005	2006
Revenues	$21,875	$2,518
Pre-tax loss	$(1,507)	$(317)

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

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2005 and June 30, 2006 (in thousands):

	Balance at Beginning of Period	Additions			Payments	Balance at End of Period
Year Ended December 31, 2005:
Lease termination costs and other	$1,281		$273	(a)	$(593)	$961
Six Months Ended June 30, 2006:
Lease termination costs and other	$961	$	―		$(163)	$798

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

5.                 Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,		June 30,
	2005		2006
Revolving credit facility	$	―	$	―
Other	―		―
Total debt	$	―	$	―

In June 2005, the Company entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of June 30, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 7.33% as of June 30, 2006. Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. The Company is in compliance by a substantial margin with all its financial covenants as of June 30, 2006.

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

Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of the Company’s business has required bonds. While the Company has enjoyed a longstanding relationship with its primary surety and has added another surety to further support its bonding needs, current market conditions as well as changes in the sureties’ assessment of the Company’s operating and financial risk could cause the sureties to decline to issue bonds for the Company’s work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significant amount of cash on its balance sheet, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company’s revenues and profits to decline in the near term.

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

7.                 Stockholders’ Equity

Long-Term Incentive Plans

In May 2006, the Company’s stockholders approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants to the Company. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of June 30, 2006, there were 3,200,000 shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

The Company will make all future grants under the 2006 Plan after June 30, 2006.

Stock Options/SAR Plan for Non-Employee Directors

In May 2006, the Company’s stockholders approved the Company’s 2006 Stock Options/SAR Plan for Non-Employee Directors (the “Directors Plan”), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors Plan is 500,000 shares.  Outstanding options may be canceled and reissued under terms specified in the plan. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of June 30, 2006, there were 500,000 shares available for issuance under this plan. The Directors Plan will expire in May 2016.

Under the Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 10,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year). All options will be granted with an exercise price equal to the fair market value at the date of grant and immediately vest upon grant.

The Company will make all future grants under the Directors Plan after June 30, 2006.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.”  Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase less than 0.1 million shares of Common Stock at prices ranging from $16.313 to $21.125 per share which were outstanding for the three months ended June 30, 2006 and options to purchase less than 0.1 million shares at prices ranging from $12.900 to $21.125 per share which were outstanding for the six months ended June 30, 2006, were not included in the computation of diluted EPS because they were anti-dilutive.

Options to purchase 0.7 million shares of Common Stock at prices ranging from $6.97 to $21.438 per share which were outstanding for the three months ended June 30, 2005, and options to purchase 0.5 million shares at prices ranging from $7.625 to $21.438 per shares which were outstanding for the six months ended June 30, 2005, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Common shares outstanding, end of period (a)	39,248	40,387	39,248	40,387
Effect of using weighted average common shares outstanding	(75)	(143)	(166)	(327)
Shares used in computing earnings per share—basic	39,173	40,244	39,082	40,060
Effect of shares issuable under stock option plans based on the treasury stock method	884	858	945	873
Effect of contingently issuable restricted shares	50	107	104	112
Shares used in computing earnings per share—diluted	40,107	41,209	40,131	41,045

             a) Excludes 295,000 and 248,000 shares of unvested contingently issuable restricted stock outstanding as of June 30, 2005 and 2006, respectively.

8.                 Stock-Based Compensation

The Company has various stock-based compensation plans which are administered by the compensation committee of the board of directors. For additional information regarding these plans, refer to “Note 14—Stock Option Plans” of the Notes to the Consolidated Financial Statements contained in the Form 10-K. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the six months ended June 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.2 million. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123R), using the modified-prospective-transition method. Results for prior periods have not been restated.

The impact of the adoption of FAS 123R resulted in compensation expense of $0.6 million ($0.4 million after-tax or $0.01 per basic share and $0.01 per diluted share) for the three months ended June 30, 2006. For the first half of 2006, the Company recorded share-based compensation expense of $1.0 million ($0.6 million after-tax or $0.01 per basic share and $0.01 per diluted share).

The following table sets forth pro forma information as if compensation expense for the three and six months ended June 30, 2005 had been determined consistent with the requirements of Statement No. 123. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net Income as reported	$4,678	$5,207
Add: Stock-based compensation included in reported net income, net of tax	3	125
Less: Compensation expense per Statement 123, net of tax	(384)	(751)
Pro Forma Net Income	$4,297	$4,581
Net Income per share—Basic
Net Income per share as reported	$0.12	$0.13
Pro Forma Net Income per share	$0.11	$0.12
Net Income per share—Diluted
Net Income per share as reported	$0.12	$0.13
Pro Forma Net Income per share	$0.11	$0.11

Prior to adopting Statement 123R, the Company presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows.

Stock Options—

A summary of option activity under the Company’s stock compensation plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,667,863	$4.18
Granted	50,000	$12.90
Exercised	(578,313)	$3.70
Forfeited	(91,125)	$6.44
Expired	(51,500)	$12.73
Outstanding at June 30, 2006	1,996,925	$4.21	6.12	$10.08
Vested or expected to vest at June 30, 2006	1,890,048	$4.19	6.02	$10.10
Exercisable at June 30, 2006	1,476,300	$3.94	5.46	$10.35

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.3 million and the related tax benefit was  $2.0 million.

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123R, the Company modified its methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The fair value and the assumptions used for the 2006 grant are shown in the table below.

Fair value per share of options granted	$5.44
Fair value assumptions:
Expected dividend yield	1.09%
Expected stock price volatility	45%
Risk-free interest rate	4.94%
Expected term	5 years

Stock options are accounted for as equity instruments, and compensation cost is recognized using straight-line vesting over the four-year vesting period. As of June 30, 2006, the unrecognized compensation cost related to stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.9 million.

The following table summarizes information about nonvested stock option awards as of June 30, 2006 and changes for the six months ended June 30, 2006:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	872,750	$2.99
Granted	50,000	5.44
Vested	(319,000)	2.78
Forfeited	(83,125)	3.97
Nonvested at June 30, 2006	520,625	$3.19

The Company generally issues new shares for stock options and restricted stock, unless treasury shares are available.

Restricted Stock—

A summary of restricted stock activity under the Company’s stock compensation plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Restricted Stock	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	242,917	$—
Granted	45,833	$—
Vested	(118,333)	$—
Forfeited	(14,375)	$—
Expired	—	$—
Outstanding at June 30, 2006	156,042	$—	2.1	$14.29
Vested or expected to vest at June 30, 2006	156,042	$—	2.1	$14.29
Exercisable at June 30, 2006	—	$—	—	—

Approximately $1.0 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0.4 million and $0.6 million, respectively.

The fair value of restricted stock shares awarded during the first six months of 2005 and 2006 was $5.58 and $11.07, respectively. The total intrinsic value of restricted stock vested during the six months ended June 30, 2006 was $1.5 million.

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

Nature and Economics of Our Business

Approximately 87% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

Our average project takes six to nine months to complete, with an average contract price of approximately $250,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of June 30, 2006, we had 4 projects in process with a contract price of between $15 and $25 million, 7 projects between $10 million and $15 million, 48 projects between $5 million and $10 million, and 205 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $907.3 million of aggregate contract value as of June 30, 2006, or approximately 55%, out of a total contract value for all projects in progress of $1,663.5 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

In addition to project work, approximately 13% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

Profile and Management of Our Operations

We manage our 38 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, and expanded moderately during 2004 and 2005, and has been relatively strong during the first half of 2006.  During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results throughout 2004 and 2005, and during the first six months of 2006, as discussed further under “Results of Operations” below.

As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. In June 2005, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position.  We have generated positive free cash flow in each of the last seven calendar years and will continue our emphasis in this area. See “Liquidity and Capital Resources” below for further discussion of free cash flow. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Percentage of Completion Method of Accounting

Approximately 87% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of

Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of services.”  Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, we may not realize all or a portion of the deferred tax assets.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005	%	2006	%	2005	%	2006	%
Revenues	$229,547	100.0%	$264,390	100.0%	$423,647	100.0%	$500,775	100.0%
Cost of services	191,296	83.3%	221,926	83.9%	357,279	84.3%	421,543	84.2%
Gross profit	38,251	16.7%	42,464	16.1%	66,368	15.7%	79,232	15.8%
Selling, general and administrative expenses	28,565	12.4%	30,414	11.5%	54,348	12.8%	60,157	12.0%
Gain on sale of assets	(25)	—	(49)	—	(103)	—	(69)	—
Operating income	9,711	4.2%	12,099	4.6%	12,123	2.9%	19,144	3.8%
Interest income (expense), net	(254)	(0.1)%	416	0.2%	(501)	(0.1)%	907	0.2%
Write off of debt costs	(870)	(0.4)%	—	—	(870)	(0.2)%	—	—
Other income (expense)	65	—	(1)	—	75	—	18	—
Income before income taxes	8,652	3.8%	12,514	4.7%	10,827	2.6%	20,069	4.0%
Income tax expense	3,769		4,797		4,664		7,818
Income from continuing operations	4,883	2.1%	7,717	2.9%	6,163	1.5%	12,251	2.4%
Discontinued operations—
Operating results, net of tax	(342)		(5)		(1,093)		(212)
Estimated gain on disposition, net of tax	137		209		137		209
Net income	$4,678		$7,921		$5,207		$12,248

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005	%	2006	%	2005	%	2006	%
Income from continuing operations(after tax)	$4,883		$7,717		$6,163		$12,251
Write off of debt costs (after tax)	479		—		479		—
Income from continuing operations(after tax), excluding the write-off of debt costs	$5,362	2.3%	$7,717	2.9%	$6,642	1.6%	$12,251	2.4%
Diluted earnings per share—income from continuingoperations (after tax), excluding the write off of debt costs	$0.13		$0.19		$0.17		$0.30

Revenues—Revenues increased $34.8 million, or 15.2%, to $264.4 million for the second quarter of 2006 as compared to the same period in 2005. The revenue growth stemmed primarily from generally improving nonresidential and multi-family facilities markets throughout the United States especially in the multi-family sector (approximately $26.5 million) and office buildings (approximately $12.3 million), which were offset to a lesser degree by lower revenues in the hotel sector (approximately $5.9 million). We have seen increased activity, resulting from the start-up of several large multi-family projects associated with one of our larger operations and improved revenues in our Southern California operations.

Revenues for the first six months of 2006 increased $77.1 million, or 18.2%, to $500.8 million compared to the same period in 2005. Again, this growth was from generally improving nonresidential and multi-family facilities’ markets throughout the United States especially in the multi-family sector (approximately $50.9 million) and office buildings (approximately $29.2 million), which were offset to a lesser degree by lower revenues in the hotel sector (approximately $6.0 million). In addition, the increase in revenues for the six months of 2006 stemmed from the activities described above in the second quarter of 2006 as well as an overall increase in market activity in the Gulf Coast area.

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

Backlog associated with continuing operations as of June 30, 2006 was $690.0 million, a 5.1% decrease from March 31, 2006 backlog of $726.7 million, and a 11.5% increase from June 30, 2005 backlog of $618.7 million (all on a same-store basis). The decrease in backlog from the prior quarterend is primarily from one of our larger multi-family operations working through its existing backlog. Additional bookings are anticipated from this location in the third quarter of 2006.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2004 and 2005 and during the first six months of 2006. We continue to see signs that activity levels in our industry may continue to increase during the remainder of 2006. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

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

We continue to experience a noticeable amount of price competition in our markets, which restrains somewhat our ability to profitably increase  revenues.

While we believe we will see increased industry activity levels through the remainder of 2006, in view of all of the foregoing factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $4.2 million, or 11.0%, to $42.5 million for the second quarter of 2006 as compared to the same period in 2005. As a percentage of revenues, historical gross profit for the second quarter of 2006 was 16.1%, down from 16.7% in the second quarter of 2005. The decrease in gross profit percentage resulted primarily from an increased proportion of new construction work due to stronger activity levels, and from decreased profitability in one of our larger multi-family operations (approximately $0.9 million) and by job underperformance at our Connecticut operations (approximately $0.6 million).

Gross profit for the first six months of 2006 increased $12.9 million, or 19.4%, to $79.2 million, as compared to the same period in 2005. As a percentage of revenues, historical gross profit for the first six months of 2006 was 15.8%, up from 15.7% in the first six months of 2005. The increase in gross profit percentage resulted primarily from increased profitability in our Arizona operations (approximately $1.6 million) and improved margins in our Southern California operations (approximately $0.8 million). These gains were partially offset by job underperformance at our Connecticut operations (approximately $1.0 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $1.8 million, or 6.5%, to $30.4 million for the second quarter of 2006 as compared to the same period in 2005. As a percentage of  revenues, SG&A declined from 12.4% in the second quarter of 2005 to 11.5% in the second quarter of 2006. SG&A increased $5.8 million, or 10.7%, to $60.2 million for the first six months ended June 30, 2006 as compared to the same period in 2005. As a percentage of revenues, SG&A declined from 12.8% in the first six months of 2005 to 12.0% in the first six months ended 2006. This decrease is consistent with an increased proportion of new construction work due to stronger activity levels, and also reflects our effort to control our SG&A expenses as we experience internal revenue growth.

Interest Income (Expense), Net—Interest expense, net was $0.3  million and $0.5 million, respectively, for the three and six months ended June 30, 2005. Interest income, net was $0.4 million and $0.9 million , respectively, for the three and six months ended June 30, 2006, respectively. The decrease in interest (expense), net is a result of no outstanding debt throughout 2006, and interest income earned from higher cash balances in the current year.

Write off of debt costs—The second quarter of 2005 included a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Income Tax Expense—The effective tax rate associated with results from continuing operations for the first six months of 2006 was 39.0%, as compared to 43.1% in 2005. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an improvement in operating results which dilutes the impact of non-deductible expenses and adjustments to our tax reserves. Furthermore, our state tax rate is lower due to the change in where our income is being earned.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction modestly decreased our effective tax rate. We currently estimate that our effective tax rate for full-year 2006 will be between 38% and 41%.

Discontinued Operations

Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $0.5 million for the first six months of 2005 has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of EMCOR Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. We recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain on disposition, net of income tax benefit (expense).” We are in the process of shutting down the remaining operations of ARC. The after-tax loss of this company of $0.9 million and $0.2 million, for the first six months of 2005 and 2006, respectively, has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

Individual Sales of Operating Companies—During the second quarter of 2005, we sold a small operating company. We recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain on disposition including income tax benefit (expense).” During the third quarter of 2005, the Company sold one small operating company and shutdown the operations of another small operating company. The after-tax loss of these three companies of $0.7 million for the first six months of 2005, has been reported in discontinued operations under “Operating loss, net of income tax benefit (expense).”

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

Liquidity and Capital Resources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$11,929	$8,586	$6,388	$(11,922)
Investing activities	$(203)	$(845)	$(4,836)	$21,810
Financing activities	$(7,725)	$989	$(7,673)	$1,610
Free cash flow:
Cash provided by operating activities	$11,929	$8,586	$6,388	$(11,922)
Taxes paid related to the sale of businesses	—	—	—	7,020
Purchases of property and equipment	(1,184)	(1,994)	(3,227)	(4,043)
Proceeds from sales of property and equipment	63	170	211	279
Free cash flow	$10,808	$6,762	$3,372	$(8,666)

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

For the three months ended June 30, 2006, we had positive free cash flow of $6.8 million, as compared to positive free cash flow of $10.8 million during the second quarter of 2005. For the six months ended June 30, 2006, we had negative free cash flow of $8.7 million, as compared to positive free cash flow of $3.4 million during the first six months of 2005. This decrease primarily resulted from an investment in working capital due to higher activity levels and the funding of yearend compensation accruals.

During the first six months of 2006, we collected approximately $25.6 million, primarily related with the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. of $23.8 million and $0.7 million related to the sale of ARC to Mesa Energy Systems, Inc.

Credit Facility—In June 2005, we entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of our assets except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. Our borrowings and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of June 30, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 7.33% as of June 30, 2006. Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. We are in compliance by a substantial margin with all the financial covenants as of June 30, 2006.

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

Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our contractual obligations as of June 30, 2006 (in thousands):

	Twelve Months Ended June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$8,641	$7,372	$5,637	$3,507	$1,804	$5,440	$32,401

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

As of June 30, 2006 we also have $22.1 million of letter of credit commitments, of which $20.6 million expire in 2006 and $1.5 million expire in 2007. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While the majority of these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow in each of the last seven calendar years, most of which occurred during challenging economic and industry conditions. We also expect to have no debt, significant borrowing capacity under our credit facility, and substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

We have various stock-based compensation plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the six months ended June 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.2 million. Options granted under our equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123R), using the modified-prospective-transition method. Results for prior periods have not been restated.

The impact of the adoption of FAS 123R resulted in compensation expense of $0.6 million ($0.4 million after-tax or $0.01 per basic share and $0.01 per diluted share) for the three months ended June 30, 2006. For the first half of 2006, we recorded share-based compensation expense of $1.0 million ($0.6 million after-tax or $0.01 per basic share and $0.01 per diluted share).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.   Recent Sales of Unregistered Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Houston, Texas on May 18, 2006, which meeting was duly noticed in the Company’s Proxy Statement dated April 7, 2006. All of the Company’s incumbent directors were elected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 39,337,792 shares of Common Stock outstanding, William F. Murdy had 32,950,899 shares voted in favor of election, with 611,705 shares withheld. Herman E. Bulls had 32,435,825 shares voted in favor of election, with 1,126,779 shares withheld. Alfred J. Giardinelli, Jr. had 33,138,227 shares voted in favor of election, with 424,377 shares withheld. Franklin Myers had 33,350,265 shares voted in favor of election, with 212,339 shares withheld. James H. Schultz had 32,435,959 shares voted in favor of election, with 1,126,645 shares withheld. Robert D. Wagner, Jr. had 33,350,082 shares voted in favor of election, with 212,522 shares withheld. With respect to the individual director designated for election by the holders of the Restricted Voting Common Stock, out of a potential of 900,691 shares of Restricted Voting Common Stock outstanding, Steven S. Harter had 827,035 shares voted in favor of election, with no shares withheld.

The Company’s 2006 Equity Incentive Plan was approved by the following vote:  19,328,044 votes for; 5,855,897 votes against; 1,134,252 abstentions; and 7,244,411 broker non-votes. The Company’s 2006 Stock Options/SAR Plan for Non-Employee Directors was approved by the following vote: 20,423,410 votes for; 4,747,748 votes against; 1,147,035 abstentions; and 7,244,411 broker non-votes. The selection of Ernst & Young LLP as the Company’s independent auditors for the year 2006 was ratified by the following vote: 31,923,082 votes for; 101,178 votes against; and 1,538,342 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1	Description of Comfort Systems USA, Inc. 2006 Incentive Compensation Plan for Executive Officers.
10.2	Comfort Systems USA, Inc. 2006 Equity Incentive Plan
10.3	Comfort Systems USA, Inc. 2006 Stock Options / SAR Plan for Non-Employee Directors
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K during the quarter ended June 30, 2006.

(i)             The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 6, 2006 under Item 1.01. The report related to the Company’s adoption of the 2006 Incentive Compensation Plan for Executive Officers.

(ii)         The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 4, 2006 under Items 2.02, 8.01, and 9.01. The report related to the Company’s announcement of a press release describing the Company’s financial results for the first quarter of 2006.

(iii)     The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 2, 2006 under Items 7.01 and 9.01. The report related to the Company’s posting of an investor presentation slideshow on its Internet website (www.comfortsystemsusa.com) in the “Investor” section of such website.

(iv)       The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 5, 2006 under Items 2.01 and 9.01. The report related to the Company’s sale of certain assets of ARC Comfort Systems USA, Inc. to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash, subject to a purchase price adjustment based upon the closing balance sheet for the transferred assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
	By:	/s/ William F. Murdy
August 2, 2006		William F. Murdy
Chairman of the Board and Chief Executive Officer
August 2, 2006	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer
August 2, 2006	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer