Form 10-Q
period 2006-09-30
COMFORT SYSTEMS USA INC
filed 2006-11-01
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock, as of October 27, 2006 was 40,695,083.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,593	$68,918
Accounts receivable, less allowance for doubtful accounts of $3,538 and $3,447, respectively	195,025	245,382
Receivable from sale of operations	23,800	—
Other receivables	5,784	4,466
Inventories	8,083	9,609
Costs and estimated earnings in excess of billings	22,512	25,295
Prepaid expenses and other	11,282	15,338
Assets related to discontinued operations	3,996	741
Total current assets	326,075	369,749
PROPERTY AND EQUIPMENT, net	12,705	15,197
GOODWILL	62,954	62,954
OTHER NONCURRENT ASSETS	6,949	4,336
Total assets	$408,683	$452,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	71,922	82,237
Accrued compensation and benefits	29,347	30,775
Billings in excess of costs and estimated earnings	53,279	67,733
Accrued self insurance expense	17,350	19,422
Income taxes payable	7,615	—
Other current liabilities	14,338	15,605
Liabilities related to discontinued operations	1,309	440
Total current liabilities	195,160	216,212
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
Total liabilities	195,160	216,212
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,979,867 and 40,680,083 shares issued, respectively	400	407
Treasury stock, at cost, zero and 1,313 shares, respectively	—	(18)
Additional paid-in capital	340,264	340,431
Deferred compensation	(1,135)	—
Retained earnings (deficit)	(126,006)	(104,796)
Total stockholders’ equity	213,523	236,024
Total liabilities and stockholders’ equity	$408,683	$452,236

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUES	$235,252	$287,676	$658,899	$788,451
COST OF SERVICES	196,104	241,467	553,383	663,010
Gross profit	39,148	46,209	105,516	125,441
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,311	32,139	82,659	92,296
GAIN ON SALE OF ASSETS	(53)	(85)	(156)	(154)
Operating income	10,890	14,155	23,013	33,299
OTHER INCOME (EXPENSE):
Interest income	161	718	418	1,926
Interest expense	(166)	(163)	(924)	(464)
Write off of debt costs	—	—	(870)	—
Other	(39)	14	36	32
Other income (expense)	(44)	569	(1,340)	1,494
INCOME BEFORE INCOME TAXES	10,846	14,724	21,673	34,793
INCOME TAX EXPENSE	4,750	5,757	9,414	13,575
INCOME FROM CONTINUING OPERATIONS	6,096	8,967	12,259	21,218
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax benefit of $242, $27, $656, and $132	73	(5)	(1,020)	(217)
Estimated gain (loss) on disposition, including income tax benefit (expense) of $17, $0, $(65), and $209	(38)	—	99	209
NET INCOME	$6,131	$8,962	$11,338	$21,210
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.16	$0.22	$0.31	$0.53
Discontinued operations—
Income (loss) from operations	—	—	(0.02)	(0.01)
Estimated gain (loss) on disposition	—	—	—	0.01
Net income	$ _0.16	$0.22	$0.29	$0.53
Diluted—
Income from continuing operations	$0.15	$0.22	$0.31	$0.52
Discontinued operations—
Income (loss) from operations	—	—	(0.03)	(0.01)
Estimated gain (loss) on disposition	—	—	—	0.01
Net income	$0.15	$0.22	$0.28	$0.52
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,372	40,406	39,180	40,177
Diluted	40,382	41,242	40,179	41,098

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

					Additional		Retained	Total
	Common Stock		Treasury Stock		Paid-In	Deferred	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	562,716	6	60,047	768	3,682	—	—	4,456
Issuance of restricted stock (unaudited)	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax witholding payment on vested restricted stock (unaudited)	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption (unaudited)	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense (unaudited)	—	—	—	—	1,403	—	—	1,403
Forfeiture of unvested restricted stock (unaudited)	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	316	—	—	316
Dividends (unaudited)	—	—	—	—	(4,249)	—	—	(4,249)
Net income (unaudited)	—	—	—	—	—	—	21,210	21,210
BALANCE AT SEPTEMBER 30, 2006 (UNAUDITED)	40,680,083	$407	(1,313)	$(18)	$340,431	$—	$(104,796)	$236,024

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
CASH FROM OPERATING ACTIVITIES:
Net income	$6,131	$8,962	$11,338	$21,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Estimated (gain) loss on disposition of discontinued operations	38	—	(99)	(209)
Depreciation and amortization expense	1,307	1,335	3,525	3,906
Bad debt expense	276	298	944	520
Write off of debt costs	—	—	870	—
Deferred tax expense (benefit)	296	(678)	1,403	606
Tax benefit of stock-based compensation (pre-Statement 123R)	220	—	727	—
Amortization of debt financing costs	24	25	270	75
Gain on sale of assets or operations	(53)	(85)	(112)	(154)
Stock-based compensation expense	169	404	361	1,365
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(8,505)	(15,995)	(29,733)	(49,302)
Inventories	470	(40)	869	(1,560)
Prepaid expenses and other current assets	(1,236)	(1,679)	(269)	(1,077)
Costs and estimated earnings in excess of billings	(462)	3,628	(214)	(2,303)
Other noncurrent assets	(274)	(331)	(218)	(167)
Increase (decrease) in—
Accounts payable and accrued liabilities	(592)	12,921	5,981	13,451
Billings in excess of costs and estimated earnings	10,294	(3,209)	18,848	14,293
Taxes paid related to the sale of businesses	—	—	—	(7,020)
Net cash provided by (used in) operating activities	8,103	5,556	14,491	(6,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,826)	(2,440)	(5,053)	(6,483)
Proceeds from sales of property and equipment	353	149	564	428
Proceeds from businesses sold, net of cash sold and transaction costs	543	91	1,666	25,665
Cash paid for acquisition and intangible assets, including cash acquired	—	(380)	(2,943)	(380)
Net cash provided by (used in) investing activities	(930)	(2,580)	(5,766)	19,230
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(284)	—	(8,822)	—
Payments of dividends to shareholders	—	(1,423)	—	(4,249)
Debt financing costs	(400)	—	(400)	—
Tax benefit of stock-based compensation	—	95	—	2,378
Proceeds from exercise of options	765	179	1,630	2,332
Net cash provided by (used in) financing activities	81	(1,149)	(7,592)	461
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,254	1,827	1,133	13,325
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	26,455	67,091	32,576	55,593
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$33,709	$68,918	$33,709	$68,918

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.      Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 60% of the Company’s consolidated 2006 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 40% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2006 revenues to date: HVAC—74%, plumbing—18%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash Flow Information

Cash paid for interest for the three months ended September 30, 2005 and 2006 was less than $0.1 million and approximately $0.1 million, respectively. Cash paid for income taxes for continuing operations for the three months ended September 30, 2005 and 2006 was approximately $4.7 million and

$6.2 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended September 30, 2005 and 2006 was less than $0.1 million for both periods, respectively.

Cash paid for interest for the nine months ended September 30, 2005 and 2006 was approximately $0.7 million and $0.4 million, respectively. Cash paid for income taxes for continuing operations for the nine months ended September 30, 2005 and 2006 was approximately $8.3 million and $12.1 million, respectively. Cash paid for income taxes for discontinued operations for the nine months ended September 30, 2005 and 2006 was less than $0.1 million and $7.1 million, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying consolidated statement of cash flows.

During the three months ended September 30, 2006, the Company paid a quarterly cash dividend of $1.4 million, or $0.035 per share. The Company paid $4.2 million in cash dividends, or $0.105 per share, for the nine months ended September 30, 2006. There were no dividends paid during the first nine months of 2005.

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

The effective tax rate associated with results from continuing operations for the first nine months of 2006 was 39.0%, compared to 43.4% in 2005. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

3.      Discontinued Operations

Sale of Companies to ALC—On December 31, 2005, the Company sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The Company paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $0.9 million for the first nine months of 2005 has been reported in discontinued operations under “Operating income (loss), net of income tax benefit.”

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The Company recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain (loss) on disposition, net of income tax benefit (expense).”  The Company shut down the remaining operations of ARC during the third quarter. The after-tax loss of this company of $0.9 million and $0.2 million for the first nine months of 2005 and 2006, respectively, has been reported in discontinued operations under “Operating income (loss), net of income tax benefit.”

Individual Sales of Operating Companies—During the second quarter of 2005, the Company sold a small operating company. The Company recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “Estimated gain on disposition, including income tax benefit (expense).” During the third quarter of 2005, the Company sold one small operating company and shutdown the operations of another small operating company. The after-tax loss of these three companies of $1.1 million for the first nine months of 2005, has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31,	September 30,
	2005	2006
Accounts receivable, net	$2,457	$577
Other current assets, net	238	16
Costs and estimated earnings in excess of billings	480	4
Property, plant and equipment, net	139	—
Other noncurrent assets	682	144
Total assets	$3,996	$741
Accounts payable	$232	$38
Billings in excess of costs and estimated earnings	161	40
Other current liabilities	916	362
Total liabilities	$1,309	$440

Revenues and pre-tax loss related to the operations discontinued in 2005 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2006
Revenues	$30,747	$2,564
Pre-tax loss	$(1,676)	$(349)

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

4.      Restructuring Charges

The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations and a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004 and $0.3 million in 2005 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2005 and September 30, 2006 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2005	$1,281	$273	(a)	$(593)	$961
Nine months ended September 30, 2006	$961	$—		$(272)	$689

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

5.      Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	September 30,
	2005	2006
Revolving credit facility	$—	$—
Other	—	—
Total debt	$—	$—

In June 2005, the Company entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. The Company’s borrowing and letter of credit capacity under the revolving loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of September 30, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 7.32% as of September 30, 2006. Commitment fees of 0.25% per annum are payable on the portion of revolving loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments and sales of assets. The Company is in compliance by a substantial margin with all its financial covenants as of September 30, 2006.

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

Self-Insurance

The Company is substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks, such as worker’s compensation, auto liability and general liability, are reviewed by a third-party actuary quarterly.

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

7.      Stockholders’ Equity

Long-Term Incentive Plans

In May 2006, the Company’s stockholders approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants to the Company. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of September 30, 2006, there were 3,185,000 shares available for issuance under this plan. The 2006 Plan will expire in May 2016. The Company will make all future grants under the 2006 Plan.

Stock Options/SAR Plan for Non-Employee Directors

In May 2006, the Company’s stockholders approved the Company’s 2006 Stock Options/SAR Plan for Non-Employee Directors (the “Directors Plan”), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors Plan is 500,000 shares. Outstanding options may be canceled and reissued under terms specified in the plan. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of September 30, 2006, there were 500,000 shares available for issuance under this plan. The Directors Plan will expire in May 2016.

Under the Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 10,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year). All options will be granted with an exercise price equal to the fair market value at the date of grant and immediately vest upon grant. The Company will make all future grants under the Directors Plan.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.1 million shares of Common Stock at prices ranging from $12.90 to $21.125 per share which were outstanding for the three months ended September 30, 2006 and options to purchase 0.1 million shares at prices ranging from $12.75 to $21.125 per share which were outstanding for the nine months ended September 30, 2006, were not included in the computation of diluted EPS because they were anti-dilutive.

Options to purchase 0.2 million shares of Common Stock at prices ranging from $7.94 to $21.438 per share which were outstanding for the three months ended September 30, 2005, and options to purchase 0.4 million shares at prices ranging from $7.625 to $21.438 per shares which were outstanding for the nine months ended September 30, 2005, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Common shares outstanding, end of period(a)	39,468	40,431	39,468	40,431
Effect of using weighted average common shares outstanding	(96)	(25)	(288)	(254)
Shares used in computing earnings per share—basic	39,372	40,406	39,180	40,177
Effect of shares issuable under stock option plans based on the treasury stock method	933	774	929	840
Effect of contingently issuable restricted shares	77	62	70	81
Shares used in computing earnings per share—diluted	40,382	41,242	40,179	41,098

(a)           Excludes 243,000 and 248,000 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2005 and 2006, respectively.

8.      Stock-Based Compensation

The Company has various stock-based compensation plans which are administered by the compensation committee of the board of directors. For additional information regarding these plans, refer to “Note 14—Stock Option Plans” of the Notes to the Consolidated Financial Statements contained in the

Form 10-K. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the nine months ended September 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.4 million. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed; accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R, using the modified-prospective-transition method. Results for prior periods have not been restated.

The impact of the adoption of FAS 123R resulted in compensation expense of $0.4 million ($0.3 million after-tax or $0.01 per basic share and $0.01 per diluted share) for the three months ended September 30, 2006. For the first nine months of 2006, the Company recorded share-based compensation expense of $1.4 million ($0.8 million after-tax or $0.02 per basic share and $0.02 per diluted share).

The following table sets forth pro forma information as if compensation expense for the three and nine months ended September 30, 2005 had been determined consistent with the requirements of Statement No. 123. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income as reported	$6,131	$11,338
Add: Stock-based compensation included in reported net income, net of tax	110	235
Less: Compensation expense per Statement 123, net of tax	(234)	(821)
Pro forma net income	$6,007	$10,752
Net income per share—Basic
Net income per share as reported	$0.16	$0.29
Pro forma net income per share	$0.15	$0.27
Net income per share—Diluted
Net income per share as reported	$0.15	$0.28
Pro forma net income per share	$0.15	$0.27

Prior to adopting Statement 123R, the Company presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows.

Stock Options—

A summary of option activity under the Company’s stock compensation plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,667,863	$4.18
Granted	65,000	$12.87
Exercised	(622,763)	$3.75
Forfeited	(91,125)	$6.44
Expired	(51,500)	$12.73
Outstanding at September 30, 2006	1,967,475	$4.28	5.90	$7.28
Vested or expected to vest at September 30, 2006	1,863,923	$4.26	5.80	$7.20
Exercisable at September 30, 2006	1,449,350	$3.96	5.21	$7.61

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5.7 million and the related tax benefit was $2.1 million.

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123R, the Company modified its methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The fair values and the assumptions used for the 2006 grants are shown in the table below:

Fair value per share of options granted	$5.44 - $5.85
Fair value assumptions:
Expected dividend yield	1.09% - 1.10%
Expected stock price volatility	45%
Risk-free interest rate	4.81% - 4.94%
Expected term	5.0 - 6.3 years

Stock options are accounted for as equity instruments, and compensation cost is recognized using straight-line vesting over the four-year vesting period. As of September 30, 2006, the unrecognized compensation cost related to stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair values of shares vested during the nine months ended September 30, 2006 was $1.0 million.

The following table summarizes information about nonvested stock option awards as of September 30, 2006 and changes for the nine months ended September 30, 2006:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	872,750	$2.99
Granted	65,000	$5.53
Vested	(330,250)	$2.90
Forfeited	(89,375)	$3.97
Nonvested at September 30, 2006	518,125	$3.20

The Company generally issues new shares for stock options and restricted stock, unless treasury shares are available.

Restricted Stock—

A summary of restricted stock activity under the Company’s stock compensation plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Restricted Stock	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	242,917	$—
Granted	45,833	$—
Vested	(118,333)	$—
Forfeited	(14,375)	$—
Expired	—	$—
Outstanding at September 30, 2006	156,042	$—	1.8	$11.46
Vested or expected to vest at September 30, 2006	156,042	$—	1.8	$11.46
Exercisable at September 30, 2006	—	$—	—	—

Approximately $0.8 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was zero and $0.6 million, respectively.

The fair value of restricted stock shares awarded during the first nine months of 2005 and 2006 was $5.58 and $11.07, respectively. The total intrinsic value of restricted stock vested during the nine months ended September 30, 2006 was $1.5 million.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2005 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Company Risk Factors” included in our Form 10-K. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Nature and Economics of Our Business

Approximately 87% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

When competing for project business, we usually estimate the costs we will incur on a project, then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service and company history and financial strength, we believe that price is the most influential factor for most customers in choosing an HVAC installation and service provider.

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

As of September 30, 2006, we had 3,803 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $396,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of September 30, 2006, we had 4 projects in process with a contract price of between $15 and $25 million, 11 projects between $10 million and $15 million, 44 projects between $5 million and $10 million, and 199 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $946.9 million of aggregate contract value as of September 30, 2006, or approximately 63%, out of a total contract value for all projects in progress of $1,505.3 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

A relatively small but growing portion of our revenues comes from national and regional account customers. These customers typically have multiple sites and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We perform the majority of this work with our own employees, with the balance being subcontracted to third parties that meet our performance qualifications. We will also typically use proprietary information systems to maintain information on the customer’s sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

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

Economic and Industry Factors

As an HVAC and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments.

Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the United States, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work. We believe that the current economic environment is favorable relative to the activity levels of recent years.

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, and expanded moderately during 2004 and 2005, and has been relatively strong during the first nine months of 2006. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results throughout 2004 and 2005, and during the first nine months of 2006, as discussed further under “Results of Operations” below.

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

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry in 2004 and 2005 and particularly during the first nine months of 2006. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for the foreseeable future will be on internal execution and margin improvement, rather than on revenue growth. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

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

Critical Accounting Policies

In response to the Securities and Exchange Commission (“SEC”)’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included in our Form 10-K.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay a higher contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenues or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Accounting for Allowance for Doubtful Accounts

We are required to estimate the collectibility of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of the customer, our prior collection history with the customer, ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

Accounting for Self-Insurance Liabilities

We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks, such as worker’s compensation, auto liability and general liability, are reviewed by a third party actuary quarterly. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.

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

Results of Operations (in thousands):

Table 1—Historical Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2006	%	2005	%	2006	%
Revenues	$235,252	100.0%	$287,676	100.0%	$658,899	100.0%	$788,451	100.0%
Cost of services	196,104	83.4%	241,467	83.9%	553,383	84.0%	663,010	84.1%
Gross profit	39,148	16.6%	46,209	16.1%	105,516	16.0%	125,441	15.9%
Selling, general and administrative expenses	28,311	12.0%	32,139	11.2%	82,659	12.5%	92,296	11.7%
Gain on sale of assets	(53)	—	(85)	—	(156)	—	(154)	—
Operating income	10,890	4.6%	14,155	4.9%	23,013	3.5%	33,299	4.2%
Interest income (expense), net	(5)	—	555	0.2%	(506)	(0.1)%	1,462	0.2%
Write off of debt costs	—	—	—	—	(870)	(0.1)%	—	—
Other income (expense)	(39)	—	14	—	36	—	32	—
Income before income taxes	10,846	4.6%	14,724	5.1%	21,673	3.3%	34,793	4.4%
Income tax expense	4,750		5,757		9,414		13,575
Income from continuing operations	6,096	2.6%	8,967	3.1%	12,259	1.9%	21,218	2.7%
Discontinued operations—
Operating results, net of tax	73		(5)		(1,020)		(217)
Estimated gain (loss) on disposition, net of tax	(38)		—		99		209
Net income	$6,131		$8,962		$11,338		$21,210

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Continuing Operations  Excluding Certain Items

The following table presents information excluding the write off of debt costs incurred in the second quarter of 2005. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way that we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2006	%	2005	%	2006	%
Income from continuing operations (after tax)	$6,096		$8,967		$12,259		$21,218
Write off of debt costs (after tax)	—		—		479		—
Income from continuing operations (after tax), excluding the write-off of debt costs	$6,096	2.6%	$8,967	3.1%	$12,738	1.9%	$21,218	2.7%
Diluted earnings per share—income from continuing operations (after tax), excluding the write off of debt costs	$0.15		$0.22		$0.32		$0.52

Revenues—Revenues increased $52.4 million, or 22.3%, to $287.7 million for the third quarter of 2006 as compared to the same period in 2005. The revenue growth stemmed primarily from generally improving nonresidential and multi-family facilities markets throughout the United States especially in the multi-family sector (approximately $25.2 million) and office buildings (approximately $7.2 million), and in the institutional markets such as schools, hospitals and government institutions (approximately $23.1 million). These were offset to a lesser degree by lower revenues in the hotel sector (approximately $4.1 million). We have seen increased activity resulting from the start-up of several large multi-family projects associated with one of our larger operations and improved revenues in our Southern California and Tennessee operations.

Revenues for the first nine months of 2006 increased $129.6 million, or 19.7%, to $788.5 million compared to the same period in 2005. Again, this growth was from generally improving nonresidential and multi-family facilities’ markets throughout the United States especially in the multi-family sector (approximately $76.1 million) and office buildings (approximately $36.5 million), and in the institutional markets (approximately $30.5 million). These were offset to a lesser degree by lower revenues in the hotel sector (approximately $10.1 million). In addition, the increase in revenues for the nine months of 2006 stemmed from the activities described above in the third quarter of 2006 as well as improved revenues at our Maryland operations.

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

Backlog associated with continuing operations as of September 30, 2006 was $678.9 million, a 1.6% decrease from June 30, 2006 backlog of $690.0 million, and a 6.5% increase from September 30, 2005 backlog of $634.1 million (all on a same store basis). The decrease in backlog from the prior quarter end is primarily from one of our larger multi-family operations working through its larger than usual existing backlog.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2004 and 2005 and during the first nine months of 2006. We continue to see signs that activity levels in our industry may continue to increase during the remainder of 2006. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of renewed project consideration.

Along with the indications noted above that suggest industry activity is improving, there remain the following cautionary factors in the industry environment, each of which is discussed at greater length in the “Introduction and Overview” above. Since HVAC and related installation and replacement decisions are capital decisions usually involving some amount of discretion, they tend to be affected to a greater degree by macroeconomic or geopolitical uncertainty. Negative developments or events in these arenas, should they occur, will likely cause end users to defer HVAC and related spending decisions, thereby reducing our revenues.

We continue to experience a noticeable amount of price competition in our markets, which restrains somewhat our ability to profitably increase revenues.

While we believe we will see increased industry activity levels through the remainder of 2006, in view of all of the foregoing factors, we may continue to experience only modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the United States slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $7.1 million, or 18.0%, to $46.2 million for the third quarter of 2006 as compared to the same period in 2005. As a percentage of revenues, historical gross profit for the third quarter of 2006 was 16.1%, down from 16.6% in the third quarter of 2005. The decrease in gross profit percentage resulted primarily from an increased proportion of new construction work due to stronger activity levels, and by job underperformance at our Connecticut operations (approximately $1.4 million).

Gross profit for the first nine months of 2006 increased $19.9 million, or 18.9%, to $125.4 million, as compared to the same period in 2005. As a percentage of revenues, historical gross profit for the first nine months of 2006 was 15.9%, down slightly from 16.0% in the first nine months of 2005. The decrease in gross profit percentage resulted primarily from job underperformance at our Connecticut operations (approximately $2.4 million), partially offset by increased profitability in our Arizona operations (approximately $2.2 million).

As noted in the “Introduction and Overview” above, we are currently placing a greater emphasis on internal execution and margin improvement than on revenue growth. This includes a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. While we believe these efforts will help us increase gross profit, we cannot assure that this will occur. Further, if we are successful in these efforts, we cannot assure that they will offset adverse industry trends, if such trends occur.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $3.8 million, or 13.5%, to $32.1 million for the third quarter of 2006 as compared to the same period in 2005. As a percentage of  revenues, SG&A declined from 12.0% in the third quarter of 2005 to 11.2% in the third quarter of 2006. SG&A increased $9.6 million, or 11.7%, to $92.3 million for the first nine months ended September 30, 2006 as compared to the same period in 2005. As a percentage of revenues, SG&A declined from 12.5% in the first nine months of 2005 to 11.7% in the first nine months ended 2006. This decrease is consistent with an increased proportion of revenues due to stronger activity levels, and also reflects our effort to control our SG&A expenses as we experience internal revenue growth.

Interest Income (Expense), Net—Interest expense, net was less than $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005. Interest income, net was $0.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2006, respectively. The decrease in interest income (expense), net is a result of no outstanding debt throughout 2006, and interest income earned from higher cash balances in the current year.

Write off of debt costs—The second quarter of 2005 included a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Income Tax Expense—The effective tax rate associated with results from continuing operations for the first nine months of 2006 was 39.0%, as compared to 43.4% in 2005. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an improvement in operating results which dilutes the impact of non-deductible expenses and adjustments to our tax reserves. Furthermore, our state tax rate is lower due to the change in where our income is being earned.

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

Discontinued Operations—

Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $0.9 million for the first nine months of 2005 has been reported in discontinued operations under “operating loss, net of income tax benefit (expense).”

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. We recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain on disposition, net of income tax benefit (expense).” We are in the process of shutting down the remaining operations of ARC. The after-tax loss of this company of $0.9 million and $0.2 million, for the first nine months of 2005 and 2006, respectively, has been reported in discontinued operations under “operating loss, net of income tax benefit (expense).”

Individual Sales of Operating Companies—During the second quarter of 2005, we sold a small operating company. We recorded a gain on the sale of this unit of $0.1 million, including taxes, in the second quarter of 2005 in discontinued operations under “estimated gain on disposition including income tax benefit (expense).” During the third quarter of 2005, the Company sold one small operating company and shutdown the operations of another small operating company. The after-tax loss of these three companies of $1.1 million for the first nine months of 2005, has been reported in discontinued operations under “operating loss, net of income tax benefit (expense).”

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2006, our primary emphasis for this year is on margin improvement more so than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2005, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods and on our belief that industry and economic conditions are improving, we expect that our full-year 2006 results will be better than our 2005 results.

Liquidity and Capital Resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Cash provided by (used in):
Operating activities	$8,103	$5,556	$14,491	$(6,366)
Investing activities	$(930)	$(2,580)	$(5,766)	$19,230
Financing activities	$81	$(1,149)	$(7,592)	$461
Free cash flow:
Cash provided by (used in) operating activities	$8,103	$5,556	$14,491	$(6,366)
Taxes paid related to the sale of businesses	—	—	—	7,020
Purchases of property and equipment	(1,826)	(2,440)	(5,053)	(6,483)
Proceeds from sales of property and equipment	353	149	564	428
Free cash flow	$6,630	$3,265	$10,002	$(5,401)

Cash Flow—We define free cash flow as cash provided by operating activities excluding taxes paid related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies or to reduce a company’s outstanding debt or equity. If free cash flow is negative, additional debt or equity may be required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

Our business does not require significant investments in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year. Accordingly, we believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating the Company. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles.

For the three months ended September 30, 2006, we had positive free cash flow of $3.3 million, as compared to positive free cash flow of $6.6 million during the third quarter of 2005. For the nine months ended September 30, 2006, we had negative free cash flow of $5.4 million, as compared to positive free cash flow of $10.0 million during the first nine months of 2005. This decrease primarily resulted from an investment in working capital due to higher activity levels and the funding of year-end compensation accruals.

During the first nine months of 2006, we collected approximately $25.7 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. of $23.8 million and $0.7 million related to the sale of ARC to Mesa Energy Systems, Inc.

Credit Facility—In June 2005, we entered into a $75.0 million senior credit facility (the “Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of our assets except for assets related to projects subject to surety bonds. The Facility will expire on June 30, 2009. Our borrowings and letter of credit capacity under the Revolving Loan portion of the Facility at any given time is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. As of September 30, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $22.1 million in letters of credit outstanding, and $52.9 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 7.32% as of September 30, 2006. Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility limits capital expenditures to $20.0 million per year. The Facility also limits payment of dividends and repurchase of shares by the Company to a combined maximum of $20.0 million per year, and otherwise limits non-Facility debt, capital lease obligations, acquisitions, investments, and sales of assets. We are in compliance by a substantial margin with all the financial covenants as of September 30, 2006.

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

Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our contractual obligations as of September 30, 2006 (in thousands):

	Twelve Months Ended September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$9,373	$7,831	$6,125	$3,381	$2,052	$5,223	$33,985

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

As of September 30, 2006 we also have $22.1 million of letter of credit commitments, of which $20.6 million expire in 2006 and $1.5 million expire in 2007. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While the majority of these letter of credit commitments expire in 2006, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

We have various stock-based compensation plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the consolidated statements of operations for the nine months ended September 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.4 million. Options granted under our equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“Statement 123R”), using the modified-prospective-transition method. Results for prior periods have not been restated.

The adoption of Statement 123R resulted in compensation expense of $0.4 million ($0.3 million after-tax or $0.01 per basic share and $0.01 per diluted share) for the three months ended September 30, 2006. For the first nine months of 2006, we recorded share-based compensation expense of $1.4 million ($0.8 million after-tax or $0.02 per basic share and $0.02 per diluted share).

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

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Exhibits.

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

(b)         Report on Form 8-K during the quarter ended September 30, 2006.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 4, 2006 under Items 2.02, 7.01, 8.01 and 9.01. The Report related to the Company’s announcement of a press release describing the Company’s financial results for the second quarter of 2006, the posting of an investor presentation slideshow on its Internet website (http://www.comfortsystemsusa.com) in the “Investor” section of such website and the Company’s announcement of a press release describing the Company’s declaration of a quarterly dividend on the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
November 1, 2006	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and Chief Executive Officer
November 1, 2006	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer
November 1, 2006	By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer