Form 10-Q/A
period 2006-03-31
COMFORT SYSTEMS USA INC
filed 2006-11-13
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2006 is being filed to provide a revision to Part I, Item 4. Controls and Procedures.  The revision includes a statement that our internal controls were evaluated as of the end of the fiscal quarter as required by Rules 13a –15(b) of the Securities Exchange Act of 1934.  Additionally, Part II, Item 6. Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  No other information in this filing has been updated for events or information subsequent to the date of filing of the original Form 10-Q.

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

The following table summarizes stock compensation activity for the three months ended March 31, 2006:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,667,863	$4.18
Granted	—	—
Exercised	(279,238)	3.74
Forfeited	(65,500)	6.54
Expired	(48,500)	12.56
Outstanding at March 31, 2006	2,274,625	$3.97	6.2	$8.07
Vested or expected to vest at March 31, 2006	2,168,235	$3.87	6.1	$8.12
Exercisable at March 31, 2006	1,511,625	$3.72	5.3	$8.06

Restricted Stock	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	242,917	$—
Granted	—	$—
Vested	(50,000)	$—
Forfeited	(5,000)	$—
Expired	—	$—
Outstanding at March 31, 2006	187,917	$—	2.2	$4.98
Vested or expected to vest at March 31, 2006	187,917	$—	2.2	$4.98
Exercisable at March 31, 2006	—		—	—

The following table summarizes information about nonvested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	872,750	$2.99
Granted	—	—
Vested	(42,250)	3.77
Forfeited	(67,500)	3.92
Nonvested at March 31, 2006	763,000	$2.86

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

Comfort Systems USA, Inc.

November 13, 2006	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and
Chief Executive Officer

November 13, 2006	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and
Chief Financial Officer

November 13, 2006	By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and
Chief Accounting Officer