Form 10-Q/A
period 2006-06-30
COMFORT SYSTEMS USA INC
filed 2006-11-13
CIK 1035983

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2006 is being filed to provide a revision to Part I, Item 4. Controls and Procedures.  The revision includes a statement that our internal controls were evaluated as of the end of the fiscal quarter as required by Rules 13a —15(b) of the Securities Exchange Act of 1934.  Additionally, Part II, Item 6. Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  No other information in this filing has been updated for events or information subsequent to the date of filing of the original Form 10-Q.

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

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax witholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted Stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	539,591	6	38,722	480	3,661	—	—	4,147
Issuance of restricted stock (unaudited)	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax witholding payment on vested restricted stock (unaudited)	—	—	(46,985)	(597)	—	—	—	(597)
FAS 123 (R) adoption (unaudited)	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense, (unaudited)	—	—	—	—	999	—	—	999
Forfeiture of unvested restricted stock (unaudited)	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	316	—	—	316
Dividends (unaudited)	—	—	—	—	(2,826)	—	—	(2,826)
Net income (unaudited)	—	—	—	—	—	—	12,248	12,248
BALANCE AT JUNE 30, 2006 (UNAUDITED)	40,656,958	$407	(22,638)	$(306)	$341,429	$—	$(113,758)	$227,772

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
CASH FROM OPERATING ACTIVITIES:
Net income	$4,678	$7,921	$5,207	$12,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Estimated gain on disposition of discontinued operations	(137)	(209)	(137)	(209)
Depreciation and amortization expense	1,153	1,313	2,218	2,571
Bad debt expense	943	148	669	222
Write off of debt costs	870	—	870	—
Deferred tax expense	838	496	1,107	1,284
Tax benefit of stock-based compensation (pre-FAS 123R)	159	—	507	—
Amortization of debt financing costs	126	25	246	50
Gain on sale of assets or operations	(25)	(53)	(59)	(69)
Stock-based compensation expense	5	646	192	961
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(22,533)	(23,944)	(21,228)	(33,307)
Inventories	296	(1,351)	399	(1,520)
Prepaid expenses and other current assets	(3)	1,392	967	602
Costs and estimated earnings in excess of billings	(614)	(3,674)	248	(5,931)
Other noncurrent assets	(56)	36)	56	164)
Increase (decrease) in—
Accounts payable and accrued liabilities	20,412	12,048	6,572	530
Billings in excess of costs and estimated earnings	5,817	13,792	8,554	17,502
Taxes paid related to the sale of businesses	—	—	—	(7,020)
Net cash provided by (used in) operating activities	11,929	8,586	6,388	(11,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,184)	(1,994)	(3,227)	(4,043)
Proceeds from sales of property and equipment	63	170	211	279
Proceeds from businesses sold, net of cash sold and transaction costs	918	979	1,123	25,574
Cash paid for acquisition, including cash acquired	—	—	(2,943)	—
Net cash provided by (used in) investing activities	(203)	(845)	(4,836)	21,810
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(8,019)	—	(8,538)	—
Payments of dividends to shareholders	—	(1,422)	—	(2,826)
Tax benefit of stock-based compensation	—	1,314	—	2,283
Proceeds from exercise of options	294	1,097	865	2,153
Net cash provided by (used in) financing activities	(7,725)	989	(7,673)	1,610
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,001	8,730	(6,121)	11,498
CASH AND CASH EQUIVALENTS, beginning of period—continuing operations and discontinued operations	22,454	58,361	32,576	55,593
CASH AND CASH EQUIVALENTS, end of period—continuing operations and discontinued operations	$26,455	$67,091	$26,455	$67,091

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

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2005 and June 30, 2006 (in thousands):

	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year Ended December 31, 2005:
Lease termination costs and other	$1,281	$273	(a)	$(593)	$961

Six Months Ended June 30, 2006:
Lease termination costs and other	$961	$—		$(163)	$798

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005	%	2006	%	2005	%	2006	%
Income from continuing operations(after tax)	$4,883		$7,717		$6,163		$12,251
Write off of debt costs (after tax)	479		—		479		—
Income from continuing operations(after tax), excluding the write-off of debt costs	$5,362	2.3%	$7,717	2.9%	$6,642	1.6%	$12,251	2.4%

Diluted earnings per share—income from continuing operations (after tax), excluding the write off of debt costs	$0.13		$0.19		$0.17		$0.30

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

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal quarter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a—15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

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

COMFORT SYSTEMS USA, INC.

	By:	/s/ William F. Murdy
November 13, 2006		William F. Murdy
Chairman of the Board and Chief Executive Officer

November 13, 2006	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

November 13, 2006	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer