Form 10-K
period 2006-12-31
COMFORT SYSTEMS USA INC
filed 2007-03-01
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☒

As of February 23, 2007, the aggregate market value of the 39,995,792 shares of the registrant’s common stock held by non-affiliates of the registrant was $556,341,467, based on the $13.91 last sale price of the registrant’s common stock on the New York Stock Exchange on February 23, 2007.

As of February 23, 2007, 40,724,783 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2006.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Comfort Systems USA, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, national or regional weakness in non-residential construction activity, difficulty in obtaining or increased costs associated with bonding, shortages of labor and specialty building materials, the use of incorrect estimates for bidding a fixed price contract, retention of key management, the Company’s backlog failing to translate into actual revenue or profits, errors in the Company’s percentage of completion method of accounting, the result of competition in the Company’s markets, seasonal fluctuations in the demand for HVAC systems, the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance, adverse litigation results and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission. Important factors that could cause actual results to differ are discussed under “Item 1A. Company Risk Factors”. These forward-looking statements speak only as of the date of this filing. Comfort Systems USA, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in Comfort Systems USA, Inc.’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

The terms “Comfort Systems,” “we,” “us,” or “the Company” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.                Business

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry in 53 cities and 60 locations throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as plumbing and electrical service. Approximately 98% of our consolidated 2006 revenues were derived from commercial, industrial and institutional customers with approximately 61% of the revenues attributable to installation services in newly constructed facilities and 39% attributable to maintenance, repair and replacement services. Our consolidated 2006 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	74%
Plumbing	18%
Building Automation Control Systems	3%
Other	5%
Total	100%

We were originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in”

operations that were integrated upon acquisition with existing operations. From 2000 through 2005 we acquired only one company and shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 40 companies and consolidated another 14 companies into other operations. During 2006, we sold certain assets and ceased operations at one of our operating companies and consolidated one company into other operations. Today we have 38 operating units.

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

The HVAC industry can be broadly divided into two service functions:

•       installation in newly constructed facilities, which provided approximately 61% of our revenues in 2006, and

•       maintenance, repair and replacement, which provided the remaining 39% of our 2006 revenues.

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

Attract, Retain and Invest in our Employees. We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the past few years we have substantially increased our investment in training, including programs for project managers, field superintendents service managers, sales managers, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

Focus on Commercial, Industrial and Institutional Markets. We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on “design and build” installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction. Although we plan to continue our involvement in multi-family work, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. Approximately 98% of our consolidated 2006 revenues were derived from commercial and industrial customers and large multi-family residential projects.

Maintain a Diverse Customer, Geographic and Project Base. We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2006 by end-use sector was as follows:

Multi-Family	22%
Schools	14%
Office Buildings	13%
Manufacturing	10%
Healthcare	10%
Government	9%
Retail	7%
Distribution	2%
Residential	2%
Hotels	2%
Banks	1%
Other	8%
Total	100%

Approximately 86% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2006, we had 3,638 projects in process with an aggregate contract value of approximately $1,451.4 million. Our average project takes three to six months to complete, with an average contract price of approximately $400,000. This relatively small average project size, when taken together with the approximately 14% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2006, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,386	$490.6
$1 million - $5 million	194	457.2
$5 million - $10 million	43	276.3
$10 million - $15 million	11	138.5
$15 million - $33 million	4	88.8
Total	3,638	$1,451.4

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

Installation Services. Our installation business related to newly constructed facilities, which comprised approximately 61% of our consolidated 2006 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a “design and build” installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes three to six months to complete, with an average contract price of approximately $400,000. We also perform larger project work, with 252 contracts in progress at December 31, 2006 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $32.5 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

Maintenance, Repair and Replacement Services. Our maintenance, repair and replacement services comprised approximately 39% of our consolidated 2006 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the “design and build” installation market.

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

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 5% of consolidated 2006 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

As of December 31, 2006, we had 6,647 employees. We have collective bargaining agreements covering 6 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration  (“OSHA”) per 100 employees per year, also known as the OSHA recordable rate, was 3.60 during 2006. This level was 51% better than the most recently published OSHA rate for our industry. We have improved our OSHA recordable rate every year since we first began tracking it company-wide eight years ago.

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

In addition to the matters described above, we are defending a dispute arising out of an alleged delay related to a multi-family construction project. Plaintiffs allege actual damages of $7 million plus attorneys fees, punitive damages, and pre-judgment interest. The trial relating to this matter is currently scheduled for the second quarter of 2007. We anticipate that contribution from a co-defendant and insurance proceeds will, in part, offset any adverse judgment. Management believes the accruals relating to the matter appropriately reflect a probable outcome; however, if we are not successful in this dispute, it could have a material adverse effect on our operating results.

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

Executive Officers

We have five executive officers.

William F. Murdy, age 65, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

Thomas N. Tanner, age 58, has served as our Executive Vice President and Chief Operating Officer since May 2005, was our Senior Vice President and Chief Operating Officer from June 2004 to May 2005, and served as Senior Vice President, Operations from January 2004 to May 2004. From May 2001 to

December 2003, Mr. Tanner was our East Region Vice President and from May 1999 to May 2001 was our East Region Controller. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

William George III, age 42, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

Julie S. Shaeff, age 41, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

Trent T. McKenna, age 34, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, TX office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

ITEM 1A.        Company Risk Factors

Our business is subject to a variety of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not known to us or not described below, which we have not determined to be material, may also impair our business operations. You should carefully consider the risks described below, together with all the information included in this report. Our business, financial condition and results of operations could be adversely affected by the occurrence of any risk. Such risk events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely upon estimates and assumptions, which include assumptions about future economic conditions, prices and availability of labor, equipment and materials and other factors outside our control. If these estimates prove to be inaccurate or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, fluctuations in cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur, and we could experience reduced profits or a loss for the project. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot be certain that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us as well as damaging our reputation within our industry and our customer base.

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

A significant portion of our business depends on our ability to provide surety bonds. We may be unable to compete for work on certain projects if we are not able to obtain the necessary surety bonds.

In the past we have expanded and we intend to continue to expand the number of total contract dollars that require an underlying bond. Surety market conditions are currently difficult as a result of significant losses incurred by many surety companies. Consequently, less overall bonding capacity is available in the market and terms have become more expensive and restrictive. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. Additionally, even if we are able to successfully increase bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds which would decrease the liquidity that we would have available for other purposes. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

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

Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are effectively self-insured for substantially most of our claims. We actuarially determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (Worker’s Compensation, General Liability and Auto Liability). The determination of such claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based upon known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses and we believe such accruals to be adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits.

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

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites. We also are and are likely to continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us. When appropriate we establish provisions against possible certain exposures, and we adjust such provisions from time to time according to ongoing exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

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

The growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth.

Our earnings have  previously been negatively impacted by goodwill impairment charges. Earnings for future periods may be further affected by additional impairment charges.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Also in 2001, the FASB issued SFAS No. 142, which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. Additionally, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. At some future date we may determine that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

We lease the real property and buildings from which we operate. Our facilities are located in over twenty-four states and Puerto Rico and consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with employees who are also the former owners of companies we purchased from 1997 through 1999. These leases were entered into in connection with the acquisition of the companies these individuals owned. To the extent we renew these leases or otherwise change them, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 2,400 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider owning properties where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

In addition to the matters described above, we are defending a dispute arising out of an alleged delay related to a multi-family construction project. Plaintiffs allege actual damages of approximately $7 million plus attorneys fees, punitive damages, and pre-judgment interest. The trial relating to this matter is currently scheduled for the second quarter of 2007. We anticipate that contribution from a co-defendant and insurance proceeds will, in part, offset any adverse judgment. Management believes that the accruals relating to the matter appropriately reflect a probable outcome; however, if we are not successful in this dispute, it could have a material adverse effect on our operating results.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low
First Quarter, 2005	$8.55	$6.67
Second Quarter, 2005	$8.05	$6.15
Third Quarter, 2005	$8.81	$6.22
Fourth Quarter, 2005	$9.95	$8.07
First Quarter, 2006	$13.66	$8.88
Second Quarter, 2006	$15.72	$11.82
Third Quarter, 2006	$14.50	$11.42
Fourth Quarter, 2006	$14.08	$10.42
January 1–February 23, 2007	$14.00	$11.90

As of February 23, 2007, there were approximately 460 stockholders of record of our Common Stock, and the last reported sale price on that date was $13.91 per share.

In November 2005, the Company declared an initial quarterly dividend of $0.025 per share of our Common Stock. During 2006, the Company declared quarterly dividends totaling $0.140 per share of our Common Stock. On February 28, 2007, the Company declared a quarterly dividend of $0.035 per share on our Common Stock. The dividend is payable on March 19, 2007 to shareholders of record at the close of business on March 9, 2007. Our revolving credit agreement limits the amount of dividends we can pay at any time that the ratio of Company’s total indebtedness less cash and cash equivalents to its Credit Facility Adjusted EBITDA exceeds 1.0.

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., The S & P 500 Index
And The Russell 2000 Index

* $100 invested on 12/31/01 in stock or index including reinvestment of divendends. Fiscal year ending December 31.

Copyright © 2007. Standard & Poor’s, a division of The McGraw Hill Companies, Inc. All rights reserved
www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.                Selected Financial Data

The following selected historical financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$745,782	$732,025	$767,358	$892,549	$1,056,525
Operating income(a)	$10,037	$5,907	$24,089	$1,065	$44,522
Income (loss) from continuing operations	$3,593	$(807)	$13,679	$(14,869)	$28,717
Discontinued operations—
Operating results, net of tax	$1,850	$438	$(3,447)	$(1,309)	$(203)
Estimated gain (loss) on disposition, including tax	$(12,002)	$(5,210)	$481	$9,952	$210
Cumulative effect of change in accounting principle, net of tax	$(202,521)	$—	$—	$—	$—
Net income (loss)	$(209,080)	$(5,579)	$10,713	$(6,226)	$28,724
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$0.09	$(0.02)	$0.36	$(0.38)	$0.71
Discontinued operations—
Income (loss) from operations	0.05	0.01	(0.09)	(0.03)	(0.01)
Estimated gain (loss) on disposition	(0.32)	(0.14)	0.01	0.25	0.01
Cumulative effect of change in accounting principle	(5.38)	—	—	—	—
Net income (loss)	$(5.56)	$(0.15)	$0.28	$(0.16)	$0.71
Diluted—
Income (loss) from continuing operations	$0.09	$(0.04)	$0.35	$(0.38)	$0.70
Discontinued operations—
Income (loss) from operations	0.05	0.01	(0.09)	(0.03)	(0.01)
Estimated gain (loss) on disposition	(0.31)	(0.14)	0.01	0.25	0.01
Cumulative effect of change in accounting principle	(5.31)	—	—	—	—
Net income (loss)	$(5.48)	$(0.17)	$0.27	$(0.16)	$0.70
Cash dividends per share	—	—	—	$0.025	$0.140
BALANCE SHEET DATA:
Working capital	$92,140	$93,003	$106,478	$130,915	$158,225
Total assets	$366,535	$351,110	$383,116	$408,683	$460,874
Total debt, excluding discount	$15,200	$10,394	$8,822	$—	$—
Total stockholders’ equity	$205,086	$200,660	$216,597	$213,523	$242,714

(a)           Included in operating income (loss) are goodwill impairment charges of $0.2 million, $2.7 million, $0.6 million, $33.9 million and $— million for 2002, 2003, 2004, 2005 and 2006, respectively.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Also see “Forward-Looking Statements” discussion.

Introduction and Overview

We are a national provider of comprehensive HVAC installation, maintenance, repair and replacement services within the mechanical services industry. The services we provide address a very broad need, as air is circulated through almost all commercial, industrial and institutional buildings virtually year-round. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing.

Nature and Economics of Our Business

Approximately 86% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of December 31, 2006, we had 3,638 projects in process. Our average project takes three to six months to complete, with an average contract price of approximately $400,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of December 31, 2006, we had four projects in process with a contract price of between $15 and $35 million, eleven projects between $10 million and $15 million, 43 projects between $5 million and $10 million, and 194 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $960.8 million of aggregate contract value as of December 31, 2006, or approximately 66%, out of a total contract value for all projects in progress of $1,451.4 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

In addition to project work, approximately 14% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

Profile and Management of Our Operations

Our company was originally formed in 1997 through an initial public offering, or IPO, and simultaneous acquisition of 12 companies engaged in our business. From the time we completed our IPO through December 1999, we acquired 107 HVAC and complementary businesses, of which 26 were “tuck-in” operations that were integrated upon acquisition with existing operations. From 2000 through 2005 we acquired only one company and shifted our strategy from an emphasis on acquisition-based growth to a focus on improving the performance of our existing operations. During that time, we sold or ceased operations at 40 companies and consolidated another 14 companies into other operations. During 2006, we sold certain assets and ceased operations at one of our operating companies and consolidated one company into other operations. Today we have 38 operating units.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and has been strong during 2006. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results from 2004 to 2006, as discussed further under “Results of Operations” below.

As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position.  We have generated positive free cash flow in each of the last eight calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry from 2004 to 2006. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2007 will be on internal execution and margin improvement, rather than on revenue growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future.  In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

Beginning in 2004, there has been substantial cost fluctuation in certain commodities that are used in construction activity, including steel, iron, copper, lumber, and poly-vinyl chloride (“PVC”) pipe. We estimate that direct purchase of these commodities, principally steel, iron and copper, comprises between 10% and 15% of our average project cost. As noted below in “Results of Operations,” for some of the project work we have performed in 2004, the actual cost of certain commodities necessary for these projects was significantly greater than the commodity cost estimates we used when we committed to prices for these projects, which typically was done in 2003 before commodity cost inflation became apparent. We experienced most of the negative effect of this unrecovered commodity cost inflation in the second quarter of 2004. We began taking steps early in 2004 to reduce future commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. Since mid-2004, we have experienced minimal unrecovered cost inflation. However, commodity markets remain unsettled, and while we are taking steps as noted above to minimize unrecoverable commodity cost inflation, these steps cannot guarantee that we will avoid all such exposure. It is also possible that further increases in or uncertainty about commodity costs will decrease demand for nonresidential construction activity, which could in turn reduce our future revenues.

Based on indications of stabilizing industry conditions and on our emphasis on internal execution and margin improvement, we expect that our 2007 profitability will improve as compared to our 2006 results, although there can be no assurance that we will achieve this outcome. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a selective and opportunistic basis, and expect our growth in 2007 will largely be generated internally.

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

Percentage of Completion Method of Accounting

Approximately 86% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.”  Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

We recorded goodwill impairment charges of $0.6 million and $33.9 million in operating results during the fourth quarters of 2004 and 2005, respectively. We recorded an additional impairment charge of $2.7 million in 2004 related to operations that were subsequently discontinued in 2005. This impairment charge is reflected in operating loss associated with discontinued operations. The impairment charge during 2004 from continuing operations of $0.6 million related to a reporting unit in northern Michigan and was a result of concerns about the activity levels in this market. During 2005, we experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge of $33.9 million was recognized in 2005 for these reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany. We did not have a goodwill impairment charge in 2006.

Results of Operations (in thousands):

Table 1—Historical Results

	Year Ended December 31,
	2004		2005		2006
Revenues	$767,358	100.0%	$892,549	100.0%	$1,056,525	100.0%
Cost of services	644,318	84.0%	744,407	83.4%	885,508	83.8%
Gross profit	123,040	16.0%	148,142	16.6%	171,017	16.2%
Selling, general and administrative expenses	98,429	12.8%	113,285	12.7%	126,620	12.0%
Goodwill impairment	637	0.1%	33,877	3.8%	—	—
Gain on sale of assets	(115)	—	(85)	—	(125)	—
Operating income	24,089	3.1%	1,065	0.1%	44,522	4.2%
Interest income (expense), net	(1,394)	(0.2%)	(323)	—	1,969	0.2%
Other income (expense)	(427)	(0.1%)	107	—	100	—
Write-off of debt costs	—	—	(870)	(0.1%)	—	—
Income (loss) before income taxes	22,268	2.9%	(21)	—	46,591	4.4%
Income tax expense	8,589		14,848		17,874
Income (loss) from continuing operations	13,679	1.8%	(14,869)	(1.7%)	28,717	2.7%
Discontinued operations—
Operating loss, net of tax	(3,447)		(1,309)		(203)
Estimated gain on disposition, including tax	481		9,952		210
Net income (loss)	$10,713		$(6,226)		$28,724

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

The following table presents information excluding write-off of debt costs and goodwill impairment charges. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, impairment charges under the goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses’ markets and operations. We recorded goodwill impairment charges in 2004 and 2005.

	2004		2005		2006
Income (loss) from continuing operations (after tax)	$13,679		$(14,869)		$28,717
Goodwill impairment (after tax)	637		33,955		—
Write-off of debt costs (after tax)	—		479		—
Income from continuing operations (after tax), excluding goodwill impairment and the write-off of debt costs	$14,316	1.9%	$19,565	2.2%	$28,717	2.7%
Diluted earnings per share—income from continuing operations (after tax), excluding goodwill impairment and the write-off of debt costs	$0.36		$0.49		$0.70

2006 Compared to 2005

Revenues—Revenues increased $164.0 million, or 18.4% to $1,056.5 million in 2006 compared to 2005. The revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in markets such as the multi-family sector (approximately $86.8 million), office buildings (approximately $37.9 million) and schools (approximately $45.2 million). We have seen increased activity, primarily in our Texas, California, Tennessee and Maryland operations, resulting from the start-up of several large projects.

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

Backlog associated with continuing operations as of December 31, 2006 was $653.8 million, a 3.7% decrease from September 30, 2006 backlog of $678.9 million, and a 3.9% decrease from December 31, 2005 backlog of $680.6 million. The sequential and year over year decrease is primarily from one of our larger multi-family operations working through its larger than usual existing backlog. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2006. We continue to see signs that activity levels in our industry will remain strong throughout 2007. These observations are based on nonresidential construction spending trends, shipment data from HVAC equipment manufacturers, forecasts from construction industry analysts, and anecdotal indications of project consideration.

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

While we believe we will see continued strength in industry activity levels throughout 2007, in view of all of the foregoing factors, we may experience modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $22.9 million, or 15.4%, to $171.0 million in 2006 compared to 2005. As a percentage of revenues, historical gross profit for 2006 was 16.2%, down from 16.6% in 2005. The decrease in gross profit percentage resulted primarily from an increased proportion of new construction work due to stronger activity, and by job underperformance at our Connecticut operations (approximately $3.2 million), and at our large multi-family operation based in Texas (approximately $2.3 million). These decreases were partially offset by improved profitability at our Southern California operation (approximately $1.9 million). In addition, we realized higher risk management expense in 2006 ($3.4 million) primarily due to general liability claims associated with our work in the multi-family market.

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $13.3 million, or 11.8% for 2006 as compared to 2005. This is primarily due to an increase in the number of overhead personnel to manage internal growth. As a percentage of revenues, SG&A declined from 12.7% in 2005 to 12.0% in 2006. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth.

Goodwill Impairment—We recorded goodwill impairment charges of $33.9 million during the fourth quarter of 2005 and recorded no goodwill impairment charge in 2006. During 2005, we experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge of $33.9 million was recognized in 2005 for these reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

Interest Income (Expense), Net—Interest expense, net was $0.3 million in 2005 and interest income, net was $2.0 million in 2006. The decrease in interest expense, net is a result of payments on the term loan throughout 2005 thereby having no debt outstanding in 2006, and the increase in interest income is due to interest income earned from higher cash balances in the current year. See “Liquidity and Capital Resources” for a detail of the components of interest income (expense), net for 2005 and 2006.

Write off of debt costs—The second quarter of 2005 includes a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2006 was 38.4%. Excluding effects of the goodwill impairment charge, our 2005 effective tax rate was 43.6%. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an improvement in operating results which dilutes the impact of non-deductible expenses and adjustments to our tax reserves. Furthermore, our state tax rate is lower due to the change in where our income is being earned.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction modestly decreased our effective tax rate. We currently estimate that our effective tax rate for 2007 will be between 38% and 42%.

Discontinued Operations—

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax losses of this company of $1.5 million and $0.2 million, for 2005 and 2006, respectively, have been reported in discontinued operations under “Operating loss, net of income tax benefit.”

Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million for 2005 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”  The gain recognized during 2005 on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”  During the fourth quarter of 2006, we recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables.

Individual Sales of Operating Companies—In 2005, we also sold two small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $1.2 million in 2005, and has been reported in discontinued operations under “Operating loss, net of income tax benefit.”  The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2007, our primary emphasis for this year is on margin improvement rather than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2006, and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions will remain strong, we expect that our full-year 2007 profitability will improve as compared to our 2006 results.

2005 Compared to 2004

Revenues—Revenues increased $125.2 million, or 16.3%, to $892.5 million in 2005 compared to 2004. Approximately 12.6% of the increase in revenues related to internal growth and the remaining 3.7% resulted from the acquisition of Granite State Plumbing & Heating (“Granite”) in January 2005. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $34.8 million), hotels (approximately $12.5 million), and in the multi-family sector (approximately $23.2 million). We have seen increased activity, primarily in our Alabama, Arizona, Florida and Wisconsin operations, resulting from the start-up of several large projects. These gains were offset to a lesser degree by lower revenues relating to our operations in Southern California that were impacted by continued project delays resulting from extended inclement weather in the first quarter of 2005.

Backlog associated with continuing operations as of December 31, 2005 was $680.6 million (including $13.0 million from the acquisition of Granite), a 7.3% increase from September 30, 2005 backlog of $634.1 million, and a 34.1% increase from December 31, 2004 backlog of $507.8 million. These gains result primarily from significant new multi-family projects in Alabama, as well as office building projects in the Washington, D.C. area.

Gross Profit—Gross profit increased $25.1 million, or 20.4%, to $148.1 million in 2005 compared to 2004. As a percentage of revenues, historical gross profit for 2005 was 16.6%, up from 16.0% in 2004. The increase in gross profit percentage resulted primarily from increased profitability in our Arizona operations (approximately $3.4 million), higher margin storm-related project repair work performed by our operation in Central Florida (approximately $3.7 million) and improved margins at an operation in Wisconsin which was negatively impacted by increases in the prices for certain commodity materials in 2004 (approximately $3.7 million). These gains were partially offset by job underperformance at one of our larger operations (approximately $5.0 million).

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $14.9 million, or 15.1% for 2005 as compared to 2004. As a percentage of revenues, SG&A declined from 12.8% in 2004 to 12.7% in 2005. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth, partially offset by an increase resulting from higher medical costs (approximately $3.1 million) in 2005 due to medical inflation in 2005 and favorable claims experience in 2004.

Goodwill Impairment—We recorded goodwill impairment charges of $0.6 million and $33.9 million during the fourth quarters of 2004 and 2005, respectively. The impairment charge during 2004 from continuing operations of $0.6 million related to a reporting unit in northern Michigan and was a result of concerns about the activity levels in this market that resulted in lower cash flow forecasts for the next several years.  During 2005, we experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge of $33.9 million was recognized in 2005 for these reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on the Company’s books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units.

Interest Expense, Net—The decrease in interest expense, net is a result of payments on the term loan throughout 2004 and 2005 thereby reducing and eliminating our average debt outstanding, and interest income earned from higher cash balances in 2005. See “Liquidity and Capital Resources” for a detail of the components of interest expense, net for 2004 and 2005.

Write off of debt costs—The second quarter of 2005 includes a non-cash write off of $0.9 million of deferred financing costs resulting from the replacement of our previous credit facility.

Other Income (Expense)—Other expense was $0.4 million for 2004 and other income was $0.1 million for 2005. Other expense for 2004 includes losses of $0.4 million resulting from mark-to-market adjustments on a warrant with a third party to buy shares of our stock. The warrant also carried a put obligation. This warrant was exercised in October 2004. This exercise also terminated the related put obligation. As a result, there were no further mark-to-market adjustments to income associated with them.

Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2005 was (707.0)%. Excluding effects of the goodwill impairment charges, our 2005 effective tax rate was 43.6% as compared to 37.5% in 2004. Our 2004 rate is lower than usual due to an increase in the fourth quarter of 2004 in our estimate of the amount of future state taxable income we will have against which we can apply state tax loss carryforwards. This change in estimate resulted in a reduction in our allowance against state-level deferred tax assets. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit us to claim a deduction for 3% of earnings related to certain of our construction-related activities beginning in 2005. This deduction moderately decreased our effective tax rate.

Discontinued Operations—

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax loss of this company of $2.3 million and $1.5 million, for 2004 and 2005, respectively, has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million in both 2004 and 2005 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”  The gain recognized  during 2005 on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”

Individual Sales of Operating Companies—In 2005, we also sold two small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $2.5 million in 2004 and $1.2 million in 2005, and has been reported in discontinued operations under “Operating loss, net of income tax benefit.”  The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”

In 2004, we sold a small operating company. The after-tax income of this company for the first six months of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating results, net of tax.”  The loss recognized on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”  This loss primarily resulted from the non-cash write off of goodwill associated with this unit. This goodwill write off was not tax deductible.

Sale of Companies to Emcor—In March 2002, we sold 19 operations to Emcor Group, Inc. (“Emcor”). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor’s purchase price, $5 million was deposited into an escrow account to secure potential obligations on our part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining our liability to Emcor in connection with the settlement of certain claims. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material effect on our financial position when ultimately resolved. We maintain reserves for these matters, net of amounts receivable from escrow that we believe will ultimately be applied in settling these matters. During the second quarter of 2004, we concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, we reduced these reserves by $0.2 million, net of tax. During the third quarter of 2005, we reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. These amounts are reflected in discontinued operations in 2004 and 2005 in the caption “Estimated gain on disposition, including income tax benefit (expense).”

Liquidity and Capital Resources

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$26,184	$37,446	$17,734
Investing activities	$(2,476)	$(6,769)	$17,721
Financing activities	$(1,268)	$(7,660)	$(762)
Free cash flow:
Cash provided by operating activities	$26,184	$37,446	$17,734
Taxes paid related to the sale of businesses	—	—	7,020
Purchases of property and equipment	(4,998)	(6,188)	(8,113)
Proceeds from sales of property and equipment	545	696	477
Free cash flow	$21,731	$31,954	$17,118

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

For the year ended December 31, 2006, we had free cash flow of $17.1 million as compared to $32.0 million in 2005. This decrease primarily resulted from an investment in working capital due to higher activity levels.

During 2006, we collected approximately $25.7 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. of $23.8 million and $0.7 million related to the sale of ARC to Mesa Energy Systems, Inc.

For the year ended December 31, 2005, we had free cash flow of $32.0 million as compared to $21.7 million in 2004. This increase resulted primarily from increased profitability, net of a slight increase in capital expenditures.

Credit Facility—In June 2005, we entered into a $75.0 million senior credit facility (“the Facility”) which is available for borrowings and letters of credit. The Facility is secured by substantially all of our assets except for assets related to projects subject to surety bonds.  As of December 31, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $25.2 million in letters of credit outstanding, and $49.8 million of credit available.

On February 20, 2007, we amended the Facility (the “Amended Facility”). The Amended Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Amended Facility will expire in February 2012.

We have a choice of two interest rate options for borrowings under the Amended Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to the borrowings under the Amended Facility would be approximately 6.57% as of December 31, 2006. The Company incurred certain financing and professional costs in connection with the arrangement of  the Facility and the related amendment. These costs will be amortized as a non-cash charge to interest expense over the term of the Amended Facility. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

Interest expense for 2004, 2005 and 2006 included the following primary elements (in thousands):

	2004	2005	2006
Interest expense on borrowings, and unused commitment fees	$704	$391	$166
Letter of credit fees	443	389	351
Amortization of deferred debt arrangement costs and discount	419	295	99
Total	$1,566	$1,075	$616

When a previous credit facility was replaced in 2005, a corresponding amount of deferred debt arrangement costs were written off. This charge of $0.9 million is reported as “Write-off of debt costs” in our consolidated statement of operations for the year ended December 31, 2005.

Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$28,724
Income taxes—continuing operations and discontinued operations	17,646
Interest income, net	(1,970)
Depreciation and amortization expense	5,265
Credit Facility Adjusted EBITDA	$49,665

Under the Amended Facility, only two financial covenants remain.

Leverage Ratio—The Amended Facility requires that the ratio of the Company’s total indebtedness less cash and cash equivalents to its Credit Facility Adjusted EBITDA not exceed 2.50.

Fixed Charge Coverage Ratio—The Amended Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio was redefined to exclude acquisitions, stock repurchases and the payment of cash dividends, provided that the Leverage Ratio does not exceed 1.0.

Other Restrictions—The Amended Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

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

The following recaps the future maturities of our contractual obligations as of December 31, 2006 (in thousands):

	Twelve Months Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease obligations	$9,797	$8,077	$7,841	$3,219	$2,200	$6,442	$37,576

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of December 31, 2006 we also have $25.2 million letter of credit commitments, of which $24.8 million expire in 2007 and $0.4 million expire in 2008. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2007, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook—We have generated positive net free cash flow for the last eight calendar years, most of which occurred during challenging economic and industry conditions. We also expect to have no debt, significant borrowing capacity under our credit facility, and substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

New Accounting Pronouncements

We have various stock-based compensation plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the consolidated statements of operations for the years ended December 31, 2004 or 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.4 million and $0.5 million, respectively. Options granted under our equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“Statement 123R”), using the modified-prospective-transition method. Results for prior periods have not been restated. The adoption of Statement 123R resulted in compensation expense of $1.8 million ($1.1 million after-tax or $0.03 per basic share and $0.03 per diluted share) for the year ended December 31, 2006. Prior to adopting Statement 123R, we presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective for us beginning January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

ITEM 8.                Financial Statements and Supplemental Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Comfort Systems USA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comfort Systems USA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Comfort Systems USA, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 28, 2007

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,593	$90,286
Accounts receivable, less allowance for doubtful accounts of $3,538 and $3,301, respectively	195,025	234,763
Receivable from sale of operations	23,800	142
Other receivables	5,784	4,887
Inventories	8,083	8,762
Prepaid expenses and other	11,282	13,644
Costs and estimated earnings in excess of billings	22,512	23,680
Assets related to discontinued operations	3,996	221
Total current assets	326,075	376,385
PROPERTY AND EQUIPMENT, net	12,705	15,504
GOODWILL	62,954	62,954
OTHER NONCURRENT ASSETS	6,949	6,031
Total assets	$408,683	$460,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	71,922	81,180
Accrued compensation and benefits	29,347	35,058
Billings in excess of costs and estimated earnings	53,279	65,949
Income taxes payable	7,615	734
Accrued self insurance expense	17,350	19,618
Other current liabilities	14,338	15,171
Liabilities related to discontinued operations	1,309	450
Total current liabilities	195,160	218,160
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
Total liabilities	195,160	218,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 39,979,687 and 40,710,003 shares issued, respectively	400	407
Treasury stock, at cost, none outstanding	—	—
Additional paid-in capital	340,264	339,589
Deferred compensation	(1,135)	—
Retained earnings (deficit)	(126,006)	(97,282)
Total stockholders’ equity	213,523	242,714
Total liabilities and stockholders’ equity	$408,683	$460,874

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2005	2006
REVENUES	$767,358	$892,549	$1,056,525
COST OF SERVICES	644,318	744,407	885,508
Gross profit	123,040	148,142	171,017
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	98,429	113,285	126,620
GOODWILL IMPAIRMENT	637	33,877	—
GAIN ON SALE OF ASSETS	(115)	(85)	(125)
Operating income	24,089	1,065	44,522
OTHER INCOME (EXPENSE):
Interest income	172	752	2,585
Interest expense	(1,566)	(1,075)	(616)
Write-off of debt costs	—	(870)	—
Other	(427)	107	100
Other income (expense)	(1,821)	(1,086)	2,069
INCOME (LOSS) BEFORE INCOME TAXES	22,268	(21)	46,591
INCOME TAX EXPENSE	8,589	14,848	17,874
INCOME (LOSS) FROM CONTINUING OPERATIONS	13,679	(14,869)	28,717
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $295, $818 and $160	(3,447)	(1,309)	(203)
Estimated gain on disposition, including income tax benefit (expense) of $12, $(7,103) and $68	481	9,952	210
NET INCOME (LOSS)	$10,713	$(6,226)	$28,724
INCOME (LOSS) PER SHARE:
Basic—
Loss from continuing operations	$0.36	$(0.38)	$0.71
Discontinued operations—
Loss from operations	(0.09)	(0.03)	(0.01)
Estimated gain on disposition	0.01	0.25	0.01
Net income (loss)	$0.28	$(0.16)	$0.71
Diluted—
Income (loss) from continuing operations	$0.35	$(0.38)	$0.70
Discontinued operations—
Loss from operations	(0.09)	(0.03)	(0.01)
Estimated gain on disposition	0.01	0.25	0.01
Net income (loss)	$0.27	$(0.16)	$0.70
SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	38,409	39,298	40,247
Diluted	39,505	39,298	41,146
DIVIDENDS PER SHARE	$—	$0.025	$0.140

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2003	39,258,913	$393	(1,041,864)	$(6,305)	$337,605	$(540)	$(130,493)	$200,660
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	440,508	2,658	(724)	—	—	1,934
Issuance of restricted stock	—	—	225,000	1,353	361	(1,714)	—	—
Forfeiture of unvested restricted stock	—	—	(56,250)	(308)	—	259	—	(49)
Amortization of deferred compensation	—	—	—	—	115	408	—	523
Shares issued for exercise of warrant	—	—	408,144	2,454	337	—	—	2,791
Other	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	—	10,713	10,713
BALANCE AT DECEMBER 31, 2004	39,258,913	393	(24,462)	(148)	337,719	(1,587)	(119,780)	216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)
BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	(5,674)
Net income	—	—	—	—	—	—	28,724	28,724
BALANCE AT DECEMBER 31, 2006	40,710,003	$407	—	$—	$339,589	$—	$(97,282)	$242,714

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,713	$(6,226)	$28,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Estimated gain on disposition of discontinued operations	(481)	(9,952)	(210)
Write-off of debt costs	—	870	—
Depreciation and amortization expense	4,684	4,818	5,266
Goodwill impairment	3,347	33,877	—
Bad debt expense	2,873	1,769	686
Deferred tax expense (benefit)	(367)	3,336	(887)
Tax benefit of stock-based compensation expense (pre-Statement 123R)	672	1,267	—
Amortization of debt financing costs	419	295	99
Gain on sale of assets	(24)	(36)	(125)
Stock-based compensation expense	372	519	1,762
Mark-to-market warrant obligation	449	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures— (Increase) decrease in—
Receivables, net	(10,741)	(26,439)	(38,849)
Inventories	(764)	1,553	(713)
Prepaid expenses and other current assets	1,129	(1,365)	(435)
Costs and estimated earnings in excess of billings	(9,280)	2,217	(688)
Other noncurrent assets	303	(518)	427
Increase (decrease) in—
Accounts payable and accrued liabilities	15,446	12,028	17,187
Billings in excess of costs and estimated earnings	7,447	19,368	12,509
Other, net	(13)	65	1
Taxes paid related to the sale of businesses	—	—	(7,020)
Net cash provided by operating activities	26,184	37,446	17,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,998)	(6,188)	(8,113)
Proceeds from sales of property and equipment	545	696	477
Proceeds from businesses sold, net of cash sold and transaction costs	1,977	1,666	25,737
Cash paid for acquisition and intangible assets, including cash acquired	—	(2,943)	(380)
Net cash provided by (used in) investing activities	(2,476)	(6,769)	17,721
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(1,607)	(8,822)	—
Borrowings of other long-term debt	40	—	—
Debt financing costs	(963)	(400)	—
Payments of dividends to shareholders	—	(999)	(5,674)
Tax benefit of stock-based compensation	—	—	2,487
Proceeds from exercise of options	1,262	2,561	2,425
Net cash used in financing activities	(1,268)	(7,660)	(762)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,440	23,017	34,693
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	10,136	32,576	55,593
CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$32,576	$55,593	$90,286

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.   Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 61% of the Company’s consolidated 2006 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 39% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2006 revenues: HVAC - 74%, plumbing - 18%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

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

Cash paid for interest in 2004, 2005 and 2006 was approximately $0.9 million, $0.8 million, and $0.5 million, respectively. Cash paid for income taxes for continuing operations in 2004, 2005 and 2006 was approximately $6.3 million, $13.0 million and $15.6 million, respectively. Cash paid for income taxes for discontinued operations in 2004, 2005 and 2006 was approximately $0.5 million, $0.1 million and $7.1 million, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of  business” in the accompanying consolidated statement of cash flows.

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

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Gain on sale of assets” in the statement of operations.

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

Revenue Recognition

Approximately 86% of the Company’s revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which the Company engages in connection with obtaining installation contracts, the Company estimates its contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the Company’s results of operations under the caption “Cost of Services.”  Then, as the Company performs under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on the Company’s projects are substantially all produced to job specifications and are a value added element to the Company’s work. The costs are considered to be incurred when title is transferred to the Company, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at the Company’s shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

Accounts Receivable

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after the Company has completed work on the project, typically for a period of six months. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2005 and 2006 are $45.1 million and $61.1 million, respectively, and are included in accounts receivable.

The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Company files a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

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

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“Statement 123R”) using the modified-prospective method. See Note 14 “Stock-Based Compensation.”

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Summary of Significant Accounting Policies (Continued)

No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on the financial statements.

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

Concentrations of Credit Risk

The Company provides services in a broad range of geographic regions. The Company’s credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. The Company regularly reviews its accounts receivable and estimates an allowance for uncollectible amounts. The Company has a diverse customer base, with no single customer accounting for more than 5% of consolidated 2006 revenues.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable and a line of credit. The Company believes that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

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

The results of operations of Granite are included in the Company’s consolidated financial statements from January 17, 2005 through December 31, 2006.

4.   Discontinued Operations

Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax losses of this company of $2.3 million, $1.5 million and $0.2 million for the years ended December 31, 2004, 2005 and 2006, respectively, have been reported in discontinued operations under “Operating loss, net of income tax benefit.”

Sale of Companies to ALC—On December 31, 2005, the Company sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, “ALC”) for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The gain recognized on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income tax benefit (expense).”  During the fourth quarter of 2006, the Company recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables. The Company paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

4.   Discontinued Operations (Continued)

in both 2004 and 2005 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

Individual Sales of Operating Companies—In 2005, the Company sold two small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $2.5 million in 2004 and $1.2 million in 2005, and has been reported in discontinued operations under “Operating loss, net of income tax benefit.”  The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income taxes.”

In 2004, the Company sold a small operating company. The after-tax income of this company for the first six months of 2004 was less than $0.1 million and has been reported in discontinued operations under “Operating loss net of income tax benefit.”  The loss recognized on the sale of this unit in the second quarter of 2004 was $0.5 million, including tax expense, and was reported in discontinued operations under “Estimated gain on disposition, including income tax benefit expense.”  This loss primarily resulted from the non-cash write off of goodwill associated with this unit. This goodwill write-off was not tax deductible.

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31, 2005	December 31, 2006
Accounts receivable, net	$2,457	$216
Other current assets, net	238	5
Costs and estimated earnings in excess of billings	480	—
Property, plant and equipment, net	139	—
Other noncurrent assets	682	—
Total assets	$3,996	$221
Accounts payable.	$232	$27
Billings in excess of costs and estimated earnings	161	—
Other current liabilities	916	423
Total liabilities	$1,309	$450

Revenues and pre-tax losses related to the operations discontinued in 2004, 2005 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Revenues	$52,533	$37,831	$2,564
Pre-tax loss	$(3,742)	$(2,127)	$(363)

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

4.   Discontinued Operations (Continued)

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

There are ongoing open matters relating to this transaction that the Company continues to address with Emcor. The Company does not believe these open matters, either individually or in the aggregate, will have a material effect on the Company’s financial position when ultimately resolved. The Company maintains reserves for these matters, net of amounts receivable from escrow that it believes will ultimately be applied in settling these matters. During the second quarter of 2004, the Company concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, the Company reduced these reserves by $0.2 million, net of tax. During the third quarter of 2005, the Company reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. These amounts are reflected in discontinued operations in 2004 and 2005 in the caption “Estimated gain on disposition, including income tax benefit (expense).”

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

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

5.   Goodwill (Continued)

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

The Company recorded goodwill impairment charges of $0.6 million, $33.9 million in operating results during the fourth quarters of 2004 and 2005, respectively. The Company recorded an additional impairment charge of $2.7 million in 2004 related to operations that were subsequently discontinued in 2005. This impairment charge is reflected in the operating loss associated with discontinued operations. The impairment charge during 2004 from continuing operations of $0.6 million related to a reporting unit in northern Michigan and was a result of concerns about the activity levels in this market. During 2005, the Company experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge of $33.9 million was recognized in 2005 for these reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany.  The Company did not have a goodwill impairment charge in 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

Goodwill balance as of December 31, 2004	$100,123
Goodwill related to sale of operation	(3,292)
Impairment adjustment	(33,877)
Goodwill balance as of December 31, 2005	$62,954
Goodwill related to sale of operation	—
Impairment adjustment	—
Goodwill balance as of December 31, 2006	$62,954

6.   Restructuring Charges

The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations as well as a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

6.   Restructuring Charges (Continued)

increased its accrual for these remaining lease obligations by $0.6 million in 2004, $0.3 million in 2005 and $0.1 million in 2006 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2004, 2005 and 2006 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2004	$1,745	$610	(a)	$(1,074)	$1,281
Year ended December 31, 2005	$1,281	$273	(a)	$(593)	$961
Year ended December 31, 2006	$961	$88	(a)	$(363)	$686

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

7.   Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2005	2006
Transportation equipment	3-7	$8,118	$8,638
Machinery and equipment	3-10	14,415	15,218
Computer and telephone equipment	3-7	13,699	14,523
Buildings and leasehold improvements	3-40	7,742	8,588
Furniture and fixtures	3-10	4,077	3,872
		48,051	50,839
Less—Accumulated depreciation		(35,346)	(35,335)
Property and equipment, net		$12,705	$15,504

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $4.1 million, $4.2 million and $5.0 million, respectively.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Detail of Certain Balance Sheet Accounts

Activity in the Company’s allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2004	2005	2006
Balance at beginning of year	$4,547	$5,171	$3,538
Additions for bad debt expense	2,346	1,202	686
Deductions for uncollectible receivables written off, net of recoveries	(2,422)	(2,835)	(923)
Other receivables reserves previously included in other accrued liabilities	700	—	—
Balance at end of year	$5,171	$3,538	$3,301

Other current liabilities consist of the following (in thousands):

	December 31,
	2005	2006
Accrued warranty costs	$3,998	$4,313
Other current liabilities	10,340	10,858
	$14,338	$15,171

Contracts in progress are as follows (in thousands):

	December 31,
	2005	2006
Costs incurred on contracts in progress	$622,104	$1,177,317
Estimated earnings, net of losses	138,214	256,177
Less—Billings to date	(791,085)	(1,475,763)
	$(30,767)	$(42,269)
Costs and estimated earnings in excess of billings on uncompleted contracts	$22,512	$23,680
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,279)	(65,949)
	$(30,767)	$(42,269)

9.   Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

December 31,
	2005	2006
Revolving credit facility	$—	$—
Other	—	—
Total debt	—	—
Less—current maturities	—	—
Total long-term portion of debt	$—	$—

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Long-Term Debt Obligations (Continued)

Credit Facility

On June 30, 2005, the Company entered into a senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility consists of a $75.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility was scheduled to expire on June 30, 2009. On February 20, 2007, the Company amended the Facility, increasing the available borrowing capacity to $100.0 million and amending certain covenants. See Note 16 “Subsequent Events” for additional information. As of December 31, 2006, the total of the Facility was $75.0 million, with no outstanding borrowings, $25.2 million in letters of credit outstanding, and $49.8 million of credit available.

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

The Company’s borrowing and letter of credit capacity under the Revolving Loan portion of the Facility is $75.0 million less borrowings and letters of credit outstanding, subject to a borrowing base. The borrowing base is defined under the Facility as 65% of the following:  total trade receivables including costs and estimated earnings in excess of billings, less allowances for doubtful accounts, less receivables related to projects that are subject to payment or performance bonds. The borrowing base as of December 31, 2006 was $85.3 million. This borrowing base is substantially greater than the $75.0 million face-value limit of the Facility as of December 31, 2006.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply, as discussed below under Covenants and Restrictions. Covenant compliance is measured as of each quarter-end. While the Facility’s financial covenants do not

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Long-Term Debt Obligations (Continued)

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

As of December 31, 2006
(in thousands)
Amounts Outstanding:
Revolving loan	$—
Other non-Facility debt	—
Total debt	$—
Letters of credit	$25,166
Available Capacity:
Unused Revolving Loan and letter of credit capacity based on Revolving Loan face value of $75 million	$49,834
Unused Revolving Loan and letter of credit capacity based on quarter-end debt-to-Credit Facility Adjusted EBITDA covenant	$49,834

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

A common practice in the Company’s industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event the Company encounters significant financial or operational difficulties, the surety will arrange for the completion of the Company’s contractual obligations and for the payment of the Company’s vendors on the projects subject to the bonds. In cooperation with its lenders, the Company has granted its surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2006 the amount of these assets was approximately $88.4 million.

Interest Rates and Fees

At December 31, 2006, the Company had a choice of two interest rate options for borrowings under the Facility. Under one option termed the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates. These additional margins are determined based on the ratio of the Company’s total debt

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Long-Term Debt Obligations (Continued)

outstanding as of a given quarter end to its earnings before interest, taxes, depreciation and amortization (“Credit Facility Adjusted EBITDA”) for the twelve months ending as of that quarter end, as shown below. Credit Facility Adjusted EBITDA as defined under the Facility is discussed in more detail below under “Covenants and Restrictions.”

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

The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2006 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	5.75%
Citibank, N.A. Prime Rate	8.25%
Eurodollar Rate Option:
One-month LIBOR	5.32%
Six-month LIBOR	5.37%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	1.00%	1.50%	2.00%
Eurodollar Rate Option	2.00%	2.50%	3.00%
Per Annum Letter of Credit Fees (not added to underlying Base Rate or Eurodollar Rate)	1.50%	1.875%	2.25%

Commitment fees of 0.25% per annum are payable on the portion of Revolving Loan capacity not in use for borrowings or letters of credit at any given time.

The Company incurred approximately $0.4 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year, and will continue to be amortized through the term of the Facility as amended. Excluding the amortization of debt financing and arrangement costs, the Company estimates that the interest rate applicable to borrowings under the Facility would be approximately 7.32% as of December 31, 2006.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Long-Term Debt Obligations (Continued)

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$28,724
Income taxes—continuing operations and discontinued operations	17,646
Interest income, net	(1,970)
Depreciation and amortization expense	5,265
Credit Facility Adjusted EBITDA	$49,665

The Facility’s principal financial covenants include:

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. Interest expense is defined under the Facility as interest expense for the four quarters ending as of any given quarterly covenant compliance measurement date, excluding corresponding twelve-month amounts for (a) amortization of deferred debt arrangement costs; and (b) mark-to-market interest expense. Scheduled principal payments for this ratio are also measured for the twelve months ending as of any given quarterly covenant compliance measurement date. The Company’s fixed charge coverage ratio as of December 31, 2006 as measured under this covenant was 36.47 as compared to a minimum covenant requirement of 1.50.

Tangible Net Worth—The Facility requires that the Company’s tangible net worth not be less than the sum of (a) $100.5 million; (b) 50% of net income earned beginning April 1, 2005; and (c) the net proceeds of any equity transactions. For purposes of this ratio, the Facility defines tangible net worth as stockholders’ equity less the book value of the following intangible assets: goodwill, patents, copyrights, licenses, franchises, trade names, trade secrets, and operating leases. The Facility also provides that for purposes of this ratio, net income (loss) excludes any goodwill impairment charges. The Company’s tangible net worth as of December 31, 2006 as measured under this covenant was $179.4 million, as compared to a covenant minimum of $136.0 million.

Debt to Credit Facility Adjusted EBITDA—The Facility requires that the Company’s ratio of debt to Credit Facility Adjusted EBITDA not exceed 2.5. The Company’s debt-to-Credit Facility Adjusted EBITDA ratio as of December 31, 2006 as measured under this covenant was zero because the Company has no debt.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Long-Term Debt Obligations (Continued)

Capital Expenditures—The Facility limits capital expenditures to $20.0 million per year. The Company’s capital expenditures during the year ended December 31, 2006 were $8.1 million.

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

Interest Expense and Related Charges in Connection with Previous Credit Facilities

The credit facility that preceded the Company’s current one was in place from December 2003 to June 2005. The Company’s next previous credit facility had been in place from October 2002 to December 2003. Interest expense for 2004, 2005 and 2006 included the following primary elements (in thousands):

	2004	2005	2006
Interest expense on borrowings, and unused commitment fees	$704	$391	$166
Letter of credit fees	443	389	351
Amortization of deferred debt arrangement costs and discount	419	295	99
Total	$1,566	$1,075	$616

When the Company’s previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. This charge in the amount of $0.9 million is reported as “Write-off of debt costs” in the Company’s consolidated statement of operations for the year ended December 31, 2005.

10.   Income Taxes

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current—
Federal	$7,345	$9,592	$16,639
State and Puerto Rico	1,511	2,113	2,122
	8,856	11,705	18,761
Deferred—
Federal	638	948	(1,236)
State and Puerto Rico	(905)	2,195	349
	(267)	3,143	(887)
	$8,589	$14,848	$17,874

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10.   Income Taxes (Continued)

The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Income tax expense (benefit) at the statutory rate	$7,794	$(7)	$16,307
Increase resulting from—
State income taxes, net of federal tax effect	652	2,481	1,412
Increase (decrease) in valuation allowance	(621)	131	355
Increase (decrease) in contingency reserves	12	(14)	(419)
Non-deductible goodwill impairment	224	11,857	—
Non-deductible expenses	474	619	289
Production activity deduction	—	(182)	(320)
Other	54	(37)	250
	$8,589	$14,848	$17,874

Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2005	2006
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,371	$1,258
Goodwill	4,557	3,217
Accrued liabilities and expenses	8,934	11,277
State net operating loss carryforwards	2,539	2,611
Other	450	962
Total deferred income tax assets	17,851	19,325
Deferred income tax liabilities—
Property and equipment	(779)	(595)
Long-term contracts	(759)	(689)
Other	(43)	(255)
Total deferred income tax liabilities	(1,581)	(1,539)
Less—Valuation allowance	(2,027)	(2,616)
Net deferred income tax assets	$14,243	$15,170

The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2006
Deferred income tax assets—
Prepaid expenses and other	$8,650	$10,456
Other non-current assets	5,593	4,714
Total deferred income tax assets	$14,243	$15,170

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10.   Income Taxes (Continued)

As of December 31, 2006 the Company had future tax benefits of $2.6 million related to $62 million of available state net operating loss carryforwards for income tax purposes which expire in 2007 through 2026. Valuation allowances of $2.2 million and $0.4 million, respectively, have been recorded against net operating loss carryforwards and related net state deferred tax assets. The Company recorded an increase in valuation allowances of $0.4 million for the year ending December 31, 2006. A deferred tax asset for state net operating loss carryforwards, net of related valuation allowance, of $0.4 million reflects the Company’s conclusion that is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. The Company updates this assessment of the realizability of deferred tax assets relating to state net operating loss carryforwards quarterly.

Federal, state and local authorities routinely audit income tax returns filed by the Company. During 2005, the Company concluded an Internal Revenue Service (IRS) examination of its 2003 federal income tax return. No change was made to the Company’s tax return. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based on management’s assessment of the probability that examinations will result in additional income tax payments. Tax reserves are analyzed quarterly and adjustments are recorded, as events occur to warrant adjustment to reserves. The Company has recorded $0.5 million in income tax reserves as of December 31, 2006. For the years ended December 31, 2005 and 2006 the Company has recorded decreases of $0.2 million and $0.4 million to tax reserves respectively.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit the Company to claim a deduction for 3% of earnings related to certain of the Company’s construction-related activities beginning in 2005. This deduction modestly decreased the effective rate.

11.   Employee Benefit Plans

The Company and certain of the Company’s subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of the Company’s operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled  $2.6 million for 2004, $3.1 million for 2005 and $3.3 million for 2006. Of these amounts, approximately $0.3 million and $0.3 million were payable to the plans at December 31, 2005 and 2006, respectively.

Certain of the Company’s subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2005 and 2006, the Company had 83 and 6 employees, respectively, who were union members. During 2006, two of the Company’s operations withdrew from multi-employer pension plans; accordingly, the Company is subject to unfunded pension plan liability related to these two withdrawals, and has accrued $1.2 million in anticipation of these liabilities. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which Company employees participate or previously participated. Company contributions to these plans were approximately $0.1 million for 2004, $0.1 million for 2005 and zero for 2006.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

12.   Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2004, 2005 and 2006 was $14.1 million, $14.9 million, and $14.7 million, respectively. The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain acquired companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company’s operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2004, 2005 and 2006 rent expense above are approximately $2.8 million, $2.5 million and $2.4 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2007	$9,797
2008	8,077
2009	7,841
2010	3,219
2011	2,200
Thereafter	6,442
$37,576

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

In addition to the matters described above, the Company is defending a dispute arising out of an alleged delay related to a multi-family construction project. Plaintiffs allege actual damages of approximately $7 million plus attorneys fees, punitive damages and pre-judgment interest. The trial relating to this matter is currently scheduled for the second quarter of 2007. The Company anticipates that contribution from a co-defendant and insurance proceeds will, in part, offset any adverse judgment. Management believes the accruals relating to the matter appropriately reflect a probable outcome; however, if the Company is not successful in this dispute, it could have a material adverse effect on the Company’s operating results.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

12.   Commitments and Contingencies (Continued)

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

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

12.   Commitments and Contingencies (Continued)

Auto Liability—For auto liability, the Company self-insures the first $500,000 of each loss, is fully insured for the next $1.5 million of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million.

Employee Medical—The Company’s deductible for employee group health claims is $300,000 per person, per policy (calendar) year. Insurance then covers any Company responsibility for medical claims in excess of the deductible amount.

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

In May 2000, the Company’s stockholders approved the Company’s 2000 Incentive Plan (the “2000 Plan”) which provides for the granting of incentive or non-qualified stock options, restricted stock or performance awards to directors, employees and other persons or entities as approved by the Board of Directors. The options the Company has granted under the 2000 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised. Under the 2000 Plan, 3.5 million shares were authorized for issuance, of which none remain available for issuance as of December 31, 2006.

In May 2006, the Company’s stockholders approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants to the Company. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of December 31, 2006, there were 3,185,000 shares available for issuance under this plan. The 2006 Plan will expire in May 2016. The Company will make all future grants under the 2006 Plan.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

13.   Stockholders’ Equity (Continued)

Non-Employee Directors’ Stock Plan

In March 1997, the Company’s stockholders approved the 1997 Non-Employee Directors’ Stock Plan (the “Directors’ Plan”), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors’ Plan is 500,000 shares. Under the Directors’ Plan, each non-employee director is granted options to purchase 10,000 shares at the time of the director’s initial election. In addition, each non-employee director is automatically granted options to purchase an additional 10,000 shares at each annual meeting of the stockholders that is more than two months after the date of the director’s initial election. All options are granted with an exercise price equal to the fair market value at the date of grant and are immediately vested upon grant. The 1997 Plan will expire in March 2007.

2006 Stock Options/SAR Plan for Non-Employee Directors

In May 2006, the Company’s stockholders approved the Company’s 2006 Stock Options/SAR Plan for Non-Employee Directors (the “2006 Directors Plan”), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 500,000 shares.  Outstanding options may be canceled and reissued under terms specified in the plan. The number of shares available under this plan varies with the total number of shares of Common Stock outstanding. As of December 31, 2006, there were 500,000 shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016.

Under the 2006 Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 10,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year). All options will be granted with an exercise price equal to the fair market value at the date of grant and become exercisable on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised. The Company will make all future grants under the 2006 Directors Plan.

The Company has never altered the price of any option after its grant.

Warrant

In connection with a previous credit facility, the Company granted a lender a warrant to purchase 409,051 shares of Company common stock (“Common Stock”) for nominal consideration. When the warrant was originally issued, the warrant holder had the right to “put,” or require the Company to repurchase some or all of the shares related to the warrant in certain circumstances. The warrant was exercised in October 2004 in a cashless transaction, whereby the Company issued 408,144 shares upon exercise of the warrant. As a result of the exercise, all rights under the warrant have terminated and the remaining value of the warrant was eliminated as an obligation and added to stockholders’ equity in October 2004. Because the warrant and put did not relate to the Company’s current credit facility, mark-to-market adjustments during the year ended December 31, 2004, which were losses of $0.4 million, are reflected as other income (expense) in the Company’s statement of operations. There are no further mark-to-market adjustments to income associated since the warrant and put are no longer outstanding.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

13.   Stockholders’ Equity (Continued)

Restricted Common Stock

In March 1997, Notre Capital Ventures II, L.L.C. (“Notre”) exchanged 2,742,912 shares of Common Stock for an equal number of shares of restricted voting common stock (“Restricted Voting Common Stock”). In November 2006, the Board voted to convert all existing Restricted Voting Common Stock into Common Stock . As a result of this action, all outstanding shares of Restricted Voting Common Stock immediately converted into shares of Common Stock of the Company on a share for share basis.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.”  Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 1.3 million shares of Common Stock at prices ranging from $7.00 to $21.438 per share which were outstanding for the year ended December 31, 2004, and options to purchase 0.1 million shares at prices ranging from $12.75 to $21.125 per share which were outstanding for the year ended December 31, 2006, were not included in the computation of diluted EPS because they were anti-dilutive.

Including options in an EPS calculation for a period in which a loss is reported is also anti-dilutive. Accordingly, because the Company reported a loss from continuing operations for the year ended December 31, 2005, options to purchase 0.9 million shares of common stock at prices ranging from $1.90 to $21.438 per share were excluded from the computation of diluted EPS because they were anti-dilutive.

As noted above, the Company issued a warrant to purchase 409,051 shares of Common Stock along with related put rights which were exercised in October 2004. As the impact of the warrant was anti-dilutive for the year ended December 31, 2004, the effect of the warrant was excluded from earnings per share. As a result of the warrant’s exercise in October 2004, its related shares have now become part of the Company’s outstanding Common Stock.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

13.   Stockholders’ Equity (Continued)

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2004	2005	2006
Common shares outstanding, end of period (a)	38,909	39,737	40,462
Effect of using weighted average common shares outstanding	(500)	(439)	(215)
Shares used in computing earnings per share—basic	38,409	39,298	40,247
Effect of shares issuable under stock option plans based on the treasury stock method	1,056	—	818
Effect of contingently issuable restricted shares	40	—	81
Shares used in computing earnings per share—diluted	39,505	39,298	41,146

(a)           Excludes 325,000, 242,917 and 247,709 shares of unvested contingently issuable restricted stock outstanding as of December 31, 2004, 2005 and 2006 respectively (see Note 14 “Stock-Based Compensation.”)

14.   Stock-Based Compensation

The Company has various stock-based compensation plans which are administered by the compensation committee of the board of directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the years ended December 31, 2004 and December 31, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.4 million and $0.5 million, respectively. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed; accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R, using the modified-prospective-transition method. Results for prior periods have not been restated.

The impact of the adoption of FAS 123R resulted in compensation expense of $1.8 million ($1.1 million after-tax or $0.03 per basic share and $0.03 per diluted share) for the year ended December 31, 2006.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

14.   Stock-Based Compensation (Continued)

The following table sets forth pro forma information as if compensation expense for the years ended December 31, 2004 and December 31, 2005 had been determined consistent with the requirements of Statement No. 123. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005
Net income (loss) as reported	$10,713	$(6,226)
Add: Stock-based compensation included in reported net income, net of tax	242	337
Less: Compensation expense per Statement 123, net of tax	(1,431)	(1,028)
Pro forma net income (loss)	$9,524	$(6,917)
Net income (loss) per share—Basic
Net income (loss) per share as reported	$0.28	$(0.16)
Pro forma net income (loss) per share	$0.25	$(0.18)
Net income (loss) per share—Diluted
Net income (loss) per share as reported	$0.27	$(0.16)
Pro forma net income (loss) per share	$0.24	$(0.18)

Prior to adopting Statement 123R, the Company presented the benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows.

Stock Options—

The following table summarizes activity under the Company's stock option plans:

	2004	2005	2006
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,625,814	$7.43	3,508,051	$5.49	2,667,863	$4.18
Granted	144,000	$6.76	467,500	$6.60	65,000	$12.87
Exercised	(440,508)	$2.87	(765,913)	$3.34	(653,996)	$3.71
Forfeited	(658,986)	$9.85	(175,750)	$7.79	(93,625)	$6.35
Expired	(1,162,269)	$13.55	(366,025)	$9.90	(51,500)	$12.73
Outstanding at end of year	3,508,051	$5.49	2,667,863	$4.18	1,933,742	$4.30
Options exercisable at end of year	2,661,601		1,795,113		1,448,992

The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $1.8 million, $3.5 million and $6.0 million, respectively.  Stock options outstanding as of

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

14.   Stock-Based Compensation (Continued)

December 31, 2006 have a weighted-average remaining contractual term of 5.6 years and an aggregate intrinsic value of $16.2 million.  Stock options exercisable as of December 31, 2006 have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $12.6 million.  As of December 31, 2006, the Company has 1,835,541 shares that are vested or expected to vest; these shares have a weighted average exercise price of $4.28 per share, have a weighted-average remaining contractual term of 5.5 years and an aggregate intrinsic value of $15.3 million.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$1.90 – 2.875	819,117	5.13 years	$2.33	662,992	$2.43
$3.39 – 7.94	1,029,625	5.89 years	$5.10	716,000	$4.52
$11.75 – 13.00	75,000	8.25 years	$12.88	60,000	$12.92
$16.31 – 21.125	10,000	1.89 years	$18.72	10,000	$18.72
$1.90 – 21.125	1,933,742	5.64 years	$4.30	1,448,992	$4.01

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of SFAS No. 123R, the Company modified its methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The fair values and the assumptions used for the 2004-2006 grants are shown in the table below:

	2004	2005	2006
Weighted-average fair value per share of options granted	$4.33	$4.22	$5.53
Fair value assumptions:
Expected dividend yield	0.00%	0.00%	1.09% - 1.10%
Expected stock price volatility	61.24%	61.23%-63.99%	45%
Risk-free interest rate	3.96%-4.38%	3.91%-4.31%	4.81% - 4.94%
Expected term	7 years	7 years	5.0 - 6.3 years

Stock options are accounted for as equity instruments, and compensation cost is recognized using straight-line vesting over the four-year vesting period. As of December 31, 2006, the unrecognized compensation cost related to stock options was $1.1 million, which is expected to be recognized over a weighted-average period of 1.0 years. The total fair values of shares vested during the year ended December 31, 2006 was $1.1 million.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

14.   Stock-Based Compensation (Continued)

The following table summarizes information about nonvested stock option awards as of December 31, 2006 and changes for the year ended December 31, 2006:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	872,750	$2.99
Granted	65,000	$5.53
Vested	(363,625)	$2.92
Forfeited	(89,375)	$3.97
Nonvested at December 31, 2006	484,750	$3.20

The Company generally issues new shares for stock options and restricted stock, unless treasury shares are available.

Restricted Stock—

The following table summarizes activity under the Company's restricted stock plans:

Restricted Stock	2004	2005	2006
Unvested at beginning of year	225,000	325,000	242,917
Granted	225,000	82,500	45,833
Vested	(68,750)	(102,083)	(118,333)
Forfeited	(56,250)	(62,500)	(14,375)
Expired	—	—	—
Unvested at end of year	325,000	242,917	156,042

Approximately $0.6 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during year ended December 31, 2006 was $0.6 million. The weighted-average fair value of restricted stock shares awarded during 2004, 2005 and 2006 was $6.10, $5.58 and $11.07, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2004, 2005 and 2006 was $0.2 million, $0.5 million and $1.5 million, respectively.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

15.   Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2006 is summarized as follows (in thousands, except per share data):

	2005
	Q1	Q2	Q3	Q4
Revenues	$194,100	$229,547	$235,252	$233,650
Gross profit	$28,117	$38,251	$39,148	$42,626
Operating income(loss)(a)	$2,412	$9,711	$10,890	$(21,948)
Income (loss) from continuing operations(a)	$1,280	$4,883	$6,096	$(27,128)
Discontinued operations—
Operating results, net of tax	$(751)	$(342)	$73	$(289)
Estimated gain (loss) on disposition, including tax	$—	$137	$(38)	$9,853
Net income (loss)	$529	$4,678	$6,131	$(17,564)
INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$0.03	$0.12	$0.16	$(0.68)
Discontinued operations—
Income (loss) from operations	(0.02)	—	—	(0.01)
Estimated gain on disposition	—	—	—	0.25
Net income (loss)	$0.01	$0.12	$0.16	$(0.44)
Diluted—
Income (loss) from continuing operations	$0.03	$0.12	$0.15	$(0.68)
Discontinued operations—
Income (loss) from operations	(0.02)	—	—	(0.01)
Estimated gain on disposition	—	—	—	0.25
Net income (loss)	$0.01	$0.12	$0.15	$(0.44)
Cash flow from operations	$(5,541)	$11,929	$8,103	$22,955

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

15.   Quarterly Results of Operations (Unaudited) (Continued)

	2006
	Q1	Q2	Q3	Q4
Revenues	$236,385	$264,390	$287,676	$268,074
Gross profit	$36,768	$42,464	$46,209	$45,576
Operating income	$7,045	$12,099	$14,155	$11,223
Income from continuing operations	$4,534	$7,717	$8,967	$7,499
Discontinued operations—
Operating results, net of tax	$(207)	$(5)	$(5)	$14
Estimated gain on disposition, including tax	$—	$209	$—	$1
Net income	$4,327	$7,921	$8,962	$7,514
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.11	$0.19	$0.22	$0.19
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain on disposition	—	0.01	—	—
Net income	$0.11	$0.20	$0.22	$0.19
Diluted—
Income from continuing operations	$0.11	$0.19	$0.22	$0.18
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain on disposition	—	—	—	—
Net income	$0.11	$0.19	$0.22	$0.18
Cash flow from operations	$(20,508)	$8,586	$5,556	$24,100

The Company’s quarterly results of operations and the related earnings per share amounts have been restated to reflect the effects of discontinued operations.

(a)          Fourth quarter 2005 includes a goodwill impairment charge of $33.9 million.

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16.   Subsequent Events

On February 20, 2007, the Company amended its senior credit facility  (the “Amended Facility”) provided by a syndicate of banks. The Amended Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Amended Facility expires in February 2012. Under the Amended Facility, only two financial covenants remain.

COMFORT SYSTEMS USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

16.   Subsequent Events (Continued)

Leverage Ratio—The Amended Facility requires that the ratio of the Company’s total indebtedness less cash and cash equivalents to its Credit Facility Adjusted EBITDA not exceed 2.50.

Fixed Charge Coverage Ratio—The Amended Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio was redefined to exclude acquisitions, stock repurchases and the payment of cash dividends, provided that the Leverage Ratio does not exceed 1.0.

Other Restrictions—The Amended Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

The Company continues to have a choice of two interest rate options for borrowings under the Facility, the Base Rate Option and the Eurodollar Rate Option. Under the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A. (not one of the banks providing the Facility to the Company). Additional margins are then added to the higher of these two rates. These additional margins are determined based on the ratio of the Company’s Credit Facility Adjusted EBITDA for the twelve months ending as of that quarter end, as shown below. Under the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.”  Additional margins are then added to LIBOR for borrowings based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below. Letter of credit fees under the Facility are also based on the Company’s ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Option	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.20%	0.20%	0.25%	0.30%

Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to the borrowings under the Amended Facility would be approximately 6.57% as of December 31, 2006. The Company incurred certain financing and professional costs in connection with the arrangement of the Facility and the related amendment. These costs will be amortized as a non-cash charge to interest expense over the term of the Amended Facility.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report .

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers, and Corporate Governance

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

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2006 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2006 and such information is hereby incorporated by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 33 of this annual report on Form 10-K and is incorporated herein by reference.

(2) Financial Statement Schedules: None.

(b) Exhibits

Reference is made to the Index of Exhibits beginning on page 80 which index is incorporated herein by reference.

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

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY	Chairman of the Board and Chief	February 28, 2007
William F. Murdy	Executive Officer

/s/ HERMAN E. BULLS	Director	February 28, 2007
Herman E. Bulls

/s/ FRANKLIN MYERS	Director	February 28, 2007
Franklin Myers

/s/ ALFRED J. GIARDINELLI, JR.	Director	February 28, 2007
Alfred J. Giardinelli, Jr.

/s/ JAMES H. SCHULTZ	Director	February 28, 2007
James H. Schultz

/s/ ROBERT D. WAGNER, JR.	Director	February 28, 2007
Robert D. Wagner, Jr.

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
3.1	—	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	—	Bylaws of Registrant, as amended.	3.3	1998 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	—	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	—	Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan	10.2	333-24021
*10.3	—	Amendment to the 1997 Non-Employee Directors’ Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.4	333-138377
*10.5	—	Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.5	333-138377
*10.6	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	Filed Herewith
*10.7	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	Filed Herewith
*10.8	—	Employment Agreement dated June 27, 2000 by and among Comfort Systems USA (Texas), L.P. and William F. Murdy.	10.2	Second Quarter 2000 Form 10-Q
*10.9	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and William George.	10.8	2003 Form 10-K
*10.10	—	Employment Agreement dated January 1, 2004 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.	10.10	2003 Form 10-K
*10.11	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and Julie S. Shaeff.	10.10	2005 Form 10-K
*10.12	—	Employment Agreement dated January 1, 2006 by and among Comfort Systems USA (Texas), L.P. and Trent T. McKenna.	10.12	Filed Herewith
*10.13	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.14	—	Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002.	10.2	First Quarter 2002 Form 10-Q

10.15	—	Amended and Restated Credit Agreement by and among the Company and Wachovia Bank, N.A., Bank of Texas, N.A., Capital One, N.A. and Certain Financial Institutions dated as of February 20, 2007.	10.1	February 26, 2007 Form 8-K
*10.16	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William F. Murdy.	10.1	Second Quarter 2004 Form 10-Q
*10.17	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William George.	10.3	Second Quarter 2004 Form 10-Q
*10.18	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Thomas N. Tanner.	10.4	Second Quarter 2004 Form 10-Q
*10.19	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Julie S. Shaeff.	10.18	2005 Form 10-K
*10.20	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to William F. Murdy.	10.20	Filed Herewith
*10.21	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to William George, III.	10.21	Filed Herewith
*10.22	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Thomas N. Tanner.	10.22	Filed Herewith
*10.23	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Julie S. Shaeff.	10.23	Filed Herewith
*10.24	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Trent T. McKenna.	10.24	Filed Herewith
21.1	—	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	—	Consent of Ernst & Young LLP.		Filed Herewith
31.1	—	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	—	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	—	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
32.2	—	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith

*                    - Management contract or compensatory plan