Form 10-Q
period 2007-03-31
COMFORT SYSTEMS USA INC
filed 2007-05-02
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, as of May 1, 2007 was 40,954,277.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,286	$69,038
Accounts receivable, less allowance for doubtful accounts of $3,301 and $3,977, respectively	234,763	236,854
Other receivables	5,920	5,975
Inventories	8,762	10,309
Prepaid expenses and other	13,644	11,280
Costs and estimated earnings in excess of billings	23,680	22,924
Assets related to discontinued operations	221	7
Total current assets	377,276	356,387
PROPERTY AND EQUIPMENT, net	15,504	17,086
GOODWILL	62,954	65,960
OTHER NONCURRENT ASSETS	6,031	6,815
Total assets	$461,765	$446,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	81,180	75,971
Accrued compensation and benefits	35,058	24,650
Billings in excess of costs and estimated earnings	65,949	64,807
Income taxes payable	734	—
Accrued self insurance expense	19,618	20,232
Other current liabilities	15,476	14,804
Liabilities related to discontinued operations	450	376
Total current liabilities	218,465	200,840
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
OTHER LONG-TERM LIABILITIES	586	1,459
Total liabilities	219,051	202,299
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 40,710,003 and 40,943,027 shares issued, respectively	407	409
Treasury stock, at cost, none outstanding	—	—
Additional paid-in capital	339,589	339,056
Deferred compensation	—	—
Retained earnings (deficit)	(97,282)	(95,516)
Total stockholders’ equity	242,714	243,949
Total liabilities and stockholders’ equity	$461,765	$446,248

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
REVENUES	$236,385	$249,640
COST OF SERVICES	199,617	213,126
Gross profit	36,768	36,514
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	29,743	34,377
GAIN ON SALE OF ASSETS	(20)	(19)
Operating income	7,045	2,156
OTHER INCOME (EXPENSE):
Interest income	646	715
Interest expense	(155)	(164)
Other	19	33
Other income (expense)	510	584
INCOME BEFORE INCOME TAXES	7,555	2,740
INCOME TAX EXPENSE	3,021	934
INCOME FROM CONTINUING OPERATIONS	4,534	1,806
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $111 and $—	(207)	—
NET INCOME	$4,327	$1,806
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.11	$0.04
Discontinued operations—
Loss from operations	—	—
Net income	$0.11	$0.04
Diluted—
Income from continuing operations	$0.11	$0.04
Discontinued operations—
Loss from operations	—	—
Net income	$0.11	$0.04
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,857	40,499
Diluted	40,862	41,303
DIVIDENDS PER SHARE	$0.035	$0.035

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2005	39,979,867	$400	—	$—	$340,264	$(1,135)	$(126,006)	$213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	(5,674)
Net income	—	—	—	—	—	—	28,724	28,724
BALANCE AT DECEMBER 31, 2006	40,710,003	407	—	—	339,589	—	(97,282)	242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	59,405	—	4,720	57	378	—	—	435
Issuance of restricted stock (unaudited)	173,619	2	—	—	(2)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(4,720)	(57)	—	—	—	(57)
Stock-based compensation expense (unaudited)	—	—	—	—	488	—	—	488
FIN 48 adoption (unaudited)	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	29	—	—	29
Dividends (unaudited)					(1,426)	—	—	(1,426)
Net income (unaudited)	—	—	—	—	—	—	1,806	1,806
BALANCE AT MARCH 31, 2007 (unaudited)	40,943,027	$409	—	$—	$339,056	$—	$(95,516)	$243,949

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,327	$1,806
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization expense	1,258	1,544
Bad debt expense	74	821
Deferred tax expense	788	916
Amortization of debt financing costs	25	26
Gain on sale of assets	(16)	(19)
Stock-based compensation expense	326	488
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(9,363)	1,561
Inventories	(169)	(1,462)
Prepaid expenses and other current assets	(790)	(699)
Costs and estimated earnings in excess of billings	(2,257)	950
Other noncurrent assets	117	202
Increase (decrease) in—
Accounts payable and accrued liabilities	(11,518)	(16,484)
Billings in excess of costs and estimated earnings	3,710	(2,478)
Taxes paid related to the sale of businesses	(7,020)	—
Net cash used in operating activities	(20,508)	(12,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,049)	(2,490)
Proceeds from sales of property and equipment	109	41
Proceeds from businesses sold, net of cash sold and transaction costs	24,595	32
Cash paid for acquisition and intangible assets, net of cash acquired	—	(4,455)
Net cash provided by (used in) investing activities	22,655	(6,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on debt acquired	—	(252)
Debt financing costs		(312)
Payments of dividends to shareholders	(1,404)	(1,426)
Tax benefit of stock-based compensation	969	237
Proceeds from exercise of options	1,056	205
Net cash provided by (used in) financing activities	621	(1,548)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,768	(21,248)
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	55,593	90,286
CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$58,361	$69,038

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.                 Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 58% of the Company’s consolidated 2007 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 42% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2007 revenues to date: HVAC—76%, plumbing—17%, building automation control systems—3%, and other—4%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006 (the “Form 10-K”).

There were no significant changes in the accounting policies of the Company during the current period except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), as further discussed in Note 7. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

Cash Flow Information

Cash paid for interest for the three months ended March 31, 2006 and 2007 was approximately $0.1 million and $0.2 million, respectively. Cash paid for income taxes for continuing operations for the three months ended March 31, 2006 and 2007 was approximately $0.7 million and $1.1 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended March 31,

2006 and 2007 was $7.0 million and $—, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying consolidated statement of cash flows.

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

The effective tax rate associated with results from continuing operations for the first three months of 2007 was 34.1%, compared to 40.0% in 2006. The Company’s effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. However, the effective tax rate for the first quarter of 2007 is lower than statutory rates primarily due to an increase in the production activity deduction and a change in expected tax expense in a certain jurisdiction. Adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes and are a component of the effective tax rate.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income

Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted FIN 48 effective January 1, 2007. See Note 7.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.                 Acquisition

On March 9, 2007, the Company completed the acquisition of Madera Mechanical Company (“Madera”), an HVAC contractor based in Tucson, Arizona. The total consideration paid in this transaction was approximately $4.5 million, comprised entirely of cash less a holdback of $0.2 million, net of cash acquired. The consolidated balance sheet of Comfort Systems includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of Madera are included in the Company’s consolidated financial statements from March 10, 2007 through March 31, 2007.

4.                 Discontinued Operations

Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The Company shut down the remaining operations of ARC during the third quarter of 2006. The after-tax loss of this company of $0.2 million for the first three months of 2006 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

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

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31,	March 31,
	2006	2007
Accounts receivable, net	$216	$2
Other current assets, net	5	5
Total assets	$221	$7
Accounts payable	$27	$—
Other current liabilities	423	376
Total liabilities	$450	$376

Revenues and pre-tax loss related to the operations discontinued in 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenues	$1,469	$—
Pre-tax loss	$(318)	$—

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

5.                 Restructuring Charges

The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations and a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004, $0.3 million in 2005, $0.1 million in 2006 and approximately $22,000 in 2007 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2006 and March 31, 2007 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2006	$961	$88	(a)	$(363)	$686
Three months ended March 31, 2007	$686	$22	(a)	$(134)	$574

(a)           These charges were included in “Cost of Services” and in “Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations.

6.                 Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	March 31,
	2006	2007
Revolving credit facility	$—	$—
Other	—	—
Total debt	—	—
Less—current maturities	—	—
Total long-term portion of debt	$—	$—

On February 20, 2007, the Company amended its senior credit facility (“the Facility”). The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. As of March 31, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $25.7 million in letters of credit outstanding, and $74.3 million of credit available.

The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to the borrowings under the Facility would be approximately 6.57% as of March 31, 2007. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Company is in compliance with all the financial covenants as of March 31, 2007.

7.                 Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $40,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s unrecognized tax benefits totaled $0.9 million.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.1 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $0.9 million unrecognized tax benefit noted above. The Company’s tax records are subject to review by the Internal Revenue Service for the 2003 tax year forward and by various state authorities for the 2000 tax year forward.

8.                 Commitments and Contingencies

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

The dispute the Company previously disclosed as an alleged delay related to a multi-family construction project has been settled, avoiding the trial which had been scheduled for the second quarter of 2007. The Company’s contribution to the settlement, which also includes a contribution from a co-defendant and insurance proceeds, was consistent with the previously established accrual.

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

Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of the Company’s business has required bonds. While the Company has enjoyed a longstanding relationship with its primary surety and has added another surety to further support its bonding needs, current market conditions as well as changes in the sureties’ assessment of the Company’s operating and financial risk could cause the sureties to decline to issue bonds for the Company’s work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significant amount of cash on its balance sheet, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company’s revenues and profits to decline in the near term.

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

The Company’s self-insurance arrangements currently are as follows:

Worker’s Compensation—The per-incident deductible for worker’s compensation is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker’s compensation insurance.

General and Employer’s Liability—For general liability and employer’s liability, the per incident deductible is $250,000. The next layer, $250,000, in excess of $250,000 is covered by the corridor deductible policy explained below. The Company is fully insured for the next $500,000 of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below).

Auto Liability—For auto liability, the per incident deductible is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. The Company is fully insured for the next $1.5 million of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million.

Corridor Deductible Policy—Worker’s compensation, general liability, and auto liability claims that exceed $250,000 but are less than $500,000, are subject to the corridor deductible policy. This policy insures 100% of losses that fall in this layer, once aggregate retained losses within this layer reach $500,000.

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

9.                 Stockholders’ Equity

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase less than 0.1 million shares of Common Stock at prices ranging from $13.00 to $21.125 per share which were outstanding for the three months ended March 31, 2006 and options to purchase 0.1 million shares at prices ranging from $12.75 to $21.125 per share which were outstanding for the three months ended March 31, 2007, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2007
Common shares outstanding, end of period(a)	40,046	40,535
Effect of using weighted average common shares outstanding	(189)	(36)
Shares used in computing earnings per share—basic	39,857	40,499
Effect of shares issuable under stock option plans based on the treasury stock method	889	754
Effect of contingently issuable restricted stock	116	50
Shares used in computing earnings per share—diluted	40,862	41,303

(a)           Excludes 187,917 and 408,203 shares of unvested contingently issuable restricted stock outstanding as of March 31, 2006 and 2007, respectively.

Share Repurchase Program

On March 29, 2007, the Board of Directors approved a stock repurchase program to acquire up to 1 million shares of its outstanding common stock. The share repurchases will be made from time to time at the Company’s discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Company’s Board of Directors may modify, suspend, extend or terminate the program at any time.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Company Risk Factors” included in our Form 10-K. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

As of March 31, 2007, we had 3,690 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $445,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of March 31, 2007, we had four projects in process with a contract price of between $15 and $30 million, 11 projects between $10 million and $15 million, 43 projects between $5 million and $10 million, and 196 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $968.4 million of aggregate contract value as of March 31, 2007, or approximately 59.0%, out of a total contract value for all projects in progress of $1,642.5 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

Profile and Management of Our Operations

We manage our 39 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and was strong during 2006. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under “Results of Operations” below.

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

As discussed at greater length in “Results of Operations” below, we have seen increased activity levels in our industry since 2004. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2007 will be on internal execution and margin improvement, rather than on revenue growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

Based on indications of continuing strength in industry conditions and on our emphasis on internal execution and margin improvement, and despite some weakness during the first quarter of 2007, we continue to believe that our 2007 profitability will improve as compared to our 2006 results, although there can be no assurance that we will achieve this outcome. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a selective and opportunistic basis, and expect our growth in 2007 will largely be generated internally.

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

Accounting for Goodwill and Other Intangible Assets

In most businesses we have acquired, the value we paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is acquired.

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

We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregated our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. These reporting units are tested for impairment by comparing the unit’s fair value to its carrying value. The fair value of each reporting unit is estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involve future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

Results of Operations (in thousands):

	Three Months Ended March 31,
	2006		2007
Revenues	$236,385	100.0%	$249,640	100.0%
Cost of services	199,617	84.4%	213,126	85.4%
Gross profit	36,768	15.6%	36,514	14.6%
Selling, general and administrative expenses	29,743	12.6%	34,377	13.8%
Gain on sale of assets	(20)	—	(19)	—
Operating income	7,045	3.0%	2,156	0.9%
Interest income, net	491	0.2%	551	0.2%
Other income	19	—	33	—
Income before income taxes	7,555	3.2%	2,740	1.1%
Income tax expense	3,021		934
Income from continuing operations	4,534	1.9%	1,806	0.7%
Discontinued operations—Operating loss, net of tax	(207)		—
Net income	$4,327		$1,806

Revenues—Revenues increased $13.3 million, or 5.6% to $249.6 million for the first quarter of 2007 compared to the same period in 2006. Approximately 4.9% of the increase in revenues related to internal growth and the remaining 0.7% resulted from the acquisition of Madera Mechanical on March 9, 2007. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $12.3 million). We have seen increased activity, primarily in our Texas, Arizona, and Maryland operations, resulting from the start-up of several large projects partially offset by decreased activity at our large multi-family operation.

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

Backlog associated with continuing operations as of March 31, 2007 was $700.5 million (including $12.5 million from the acquisition of Madera) a 7.1% increase from December 31, 2006 backlog of $653.8 million, and a 3.6% decrease from March 31, 2006 backlog of $726.7 million. In addition to the Madera acquisition, the sequential increase in backlog is primarily in the upper Midwest and at our large multi-family operation. The year over year decrease is primarily from our large multi-family operation working through its larger than usual existing backlog. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will be somewhat lower in 2007 as compared to 2006.

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

Gross Profit—Gross profit decreased $0.3 million, or 0.7%, to $36.5 million for the first quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, gross profit for 2007 was 14.6%, down from 15.6% in 2006. The decrease in gross profit percentage resulted primarily from job underperformance at our large multi-family operation based in Texas (approximately $6.8 million). This decrease was partially offset by improved profitability at our Alabama operation ($1.3 million) and at our Southern California operation (approximately $0.9 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $4.6 million, or 15.6% for the first quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, SG&A increased from 12.6% in 2006 to 13.8% in 2007. This is primarily due to an increase in the number of selling and overhead personnel to manage internal growth, higher compensation accruals due to strong performance at a number of our operations and an increase in bad debt expense ($0.7 million).

Interest Income, Net—Interest income, net was $0.5 million and $0.6 million for the first quarter of 2006 and 2007, respectively.

Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2007 was 34.1%, as compared to 40.0% in 2006. Our effective tax rate is generally higher than statutory rates because of the effect of certain expenses that are not deductible for tax purposes. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an increase in the production activity deduction and a change in expected tax expense in a certain jurisdiction.

During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect of this legislation was to permit us to claim a deduction for certain of our construction-related activities. This deduction increased from 3% in 2006 to 6% in 2007. This deduction modestly decreased our effective tax rate. We currently estimate that our effective tax rate for full-year 2007 will be between 37% and 40%.

Discontinued Operations—

Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax loss of this company of $0.2 million for the first three months of 2006 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

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

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2007, our primary emphasis for this year is on margin improvement rather than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income (including our large multi-family operation based in Texas which had an operating loss of approximately $7 million during the first quarter of 2007), and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions will remain strong, we continue to believe that our full-year 2007 profitability exceed our 2006 results.

Liquidity and Capital Resources:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(20,508)	$(12,828)
Investing activities	$22,655	$(6,872)
Financing activities	$621	$(1,548)
Free cash flow:
Cash used in operating activities	$(20,508)	$(12,828)
Taxes paid related to the sale of businesses	7,020	—
Purchases of property and equipment	(2,049)	(2,490)
Proceeds from sales of property and equipment	109	41
Free cash flow	$(15,428)	$(15,277)

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

For the three months ended March 31, 2007, we had negative free cash flow of $15.3 million as compared to negative free cash flow of $15.4 million in 2006. These negative amounts are a result of an investment in working capital due to higher activity levels and the funding of year end compensation accruals. During the first quarter of 2006, we collected approximately $24.6 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc.

Credit Facility—On February 20, 2007, we amended our senior credit facility. The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of our assets except for assets related to projects subject to surety bonds. As of March 31, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $25.7 million in letters of credit outstanding, and $74.3 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 6.57% as of March 31, 2007. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of March 31, 2007.

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

Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have added another surety to further support our bonding needs, current market conditions as well as changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

The following recaps the future maturities of our contractual obligations as of March 31, 2007 (in thousands):

	Twelve Months Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$9,963	$7,990	$5,445	$3,247	$2,400	$6,449	$35,494

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of March 31, 2007 we also have $25.7 million letter of credit commitments, of which $25.3 million expire in 2007 and $0.4 million expire in 2008. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2007, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations.

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

We have limited exposure to changes in interest rates due to our lack of indebtedness. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The dispute we previously disclosed as an alleged delay related to a multi-family construction project has been settled, avoiding the trial which had been scheduled for the second quarter of 2007. Our contribution to the settlement, which also includes a contribution from a co-defendant and insurance proceeds, was consistent with the previously established accrual.

Item 2.                        Recent Sales of Unregistered Securities

None.

Item 6.                        Exhibits

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

COMFORT SYSTEMS USA, INC.
May 2, 2007	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and Chief Executive Officer
May 2, 2007	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer
May 2, 2007	By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer