Form 10-Q
period 2007-06-30
COMFORT SYSTEMS USA INC
filed 2007-08-01
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock, as of July 30, 2007 was 41,123,365.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

COMFORT SYSTEMS USA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,286	$87,932
Accounts receivable, less allowance for doubtful accounts of $3,301 and $4,151, respectively	234,763	254,384
Other receivables	5,920	4,864
Inventories	8,762	9,963
Prepaid expenses and other	13,644	10,709
Costs and estimated earnings in excess of billings	23,680	26,366
Assets related to discontinued operations	221	7
Total current assets	377,276	394,225
PROPERTY AND EQUIPMENT, net	15,504	17,813
GOODWILL	62,954	65,833
OTHER NONCURRENT ASSETS	6,031	6,531
Total assets	$461,765	$484,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	81,180	80,669
Accrued compensation and benefits	35,058	30,146
Billings in excess of costs and estimated earnings	65,949	80,433
Income taxes payable	734	3,202
Accrued self insurance expense	19,618	19,251
Other current liabilities	15,476	14,137
Liabilities related to discontinued operations	450	370
Total current liabilities	218,465	228,208
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
OTHER LONG-TERM LIABILITIES	586	1,572
Total liabilities	219,051	229,780
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 40,710,003 and 41,108,365 shares issued, respectively	407	411
Treasury stock, at cost, zero and 16,011 shares, respectively	—	(220)
Additional paid-in capital	339,589	339,446
Deferred compensation	—	—
Retained earnings (deficit)	(97,282)	(85,015)
Total stockholders’ equity	242,714	254,622
Total liabilities and stockholders’ equity	$461,765	$484,402

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUES	$264,390	$280,520	$500,775	$530,160
COST OF SERVICES	221,926	228,797	421,543	441,923
Gross profit	42,464	51,723	79,232	88,237
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,414	35,207	60,157	69,584
GAIN ON SALE OF ASSETS	(49)	(27)	(69)	(46)
Operating income	12,099	16,543	19,144	18,699
OTHER INCOME (EXPENSE):
Interest income	562	674	1,208	1,389
Interest expense	(146)	(145)	(301)	(309)
Other	(1)	24	18	57
Other income (expense)	415	553	925	1,137
INCOME BEFORE INCOME TAXES	12,514	17,096	20,069	19,836
INCOME TAX EXPENSE	4,797	6,595	7,818	7,529
INCOME FROM CONTINUING OPERATIONS	7,717	10,501	12,251	12,307
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit (expense) of $(6), $—, $105 and $—	(5)	—	(212)	—
Estimated gain on disposition, including income tax benefit of $209, $—, $209 and $—	209	—	209	—
NET INCOME	$7,921	$10,501	$12,248	$12,307
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.19	$0.26	$0.31	$0.30
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain on disposition	0.01	—	0.01	—
Net income	$0.20	$0.26	$0.31	$0.30
Diluted—
Income from continuing operations	$0.19	$0.25	$0.30	$0.30
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain on disposition	—	—	0.01	—
Net income	$0.19	$0.25	$0.30	$0.30
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	40,244	40,655	40,060	40,578
Diluted	41,209	41,407	41,045	41,355
DIVIDENDS PER SHARE	$0.035	$0.035	$0.070	$0.070

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Deferred	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Equity
BALANCE AT DECEMBER 31, 2005	39,979,867	$400	—	$—	$340,264	$(1,135)	$(126,006)	$213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	(5,674)
Net income	—	—	—	—	—	—	28,724	28,724
BALANCE AT DECEMBER 31, 2006	40,710,003	407	—	—	339,589	—	(97,282)	242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	224,743	2	33,007	445	1,336	—	—	1,783
Issuance of restricted stock (unaudited)	173,619	2	—	—	(2)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense (unaudited)	—	—	—	—	1,259	—	—	1,259
FIN 48 adoption (unaudited)	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	127	—	—	127
Dividends (unaudited)					(2,863)	—	—	(2,863)
Share repurchase (unaudited)	—	—	(13,400)	(184)	—	—	—	(184)
Net income (unaudited)	—	—	—	—	—	—	12,307	12,307
BALANCE AT JUNE 30, 2007 (unaudited)	41,108,365	$411	(16,011)	$(220)	$339,446	$—	$(85,015)	$254,622

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,921	$10,501	$12,248	$12,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Estimated gain on disposition of discontinued operations	(209)	—	(209)	—
Depreciation and amortization expense	1,313	1,679	2,571	3,223
Bad debt expense	148	469	222	1,290
Deferred tax expense	496	346	1,284	1,262
Amortization of debt financing costs	25	27	50	53
Gain on sale of assets	(53)	(27)	(69)	(46)
Stock-based compensation expense	646	771	961	1,259
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(23,944)	(17,998)	(33,307)	(16,437)
Inventories	(1,351)	346	(1,520)	(1,116)
Prepaid expenses and other current assets	1,392	2,552	602	1,853
Costs and estimated earnings in excess of billings	(3,674)	(3,442)	(5,931)	(2,492)
Other noncurrent assets	36	(63)	164	139
Increase (decrease) in—
Accounts payable and accrued liabilities	12,048	10,437	530	(6,047)
Billings in excess of costs and estimated earnings	13,792	15,626	17,502	13,148
Taxes paid related to the sale of businesses	—	—	(7,020)	—
Net cash provided by (used in) operating activities	8,586	21,224	(11,922)	8,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,994)	(2,227)	(4,043)	(4,717)
Proceeds from sales of property and equipment	170	82	279	123
Proceeds from businesses sold, net of cash sold and transaction costs	979	6	25,574	38
Cash paid for acquisition and intangible assets, net of cash acquired	—	(5)	—	(4,460)
Net cash provided by (used in) investing activities	(845)	(2,144)	21,810	(9,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on debt acquired	—	—	—	(252)
Debt financing costs	—	—	—	(312)
Payments of dividends to shareholders	(1,422)	(1,437)	(2,826)	(2,863)
Share repurchase	—	(184)	—	(184)
Tax benefit of stock-based compensation	1,314	672	2,283	909
Proceeds from exercise of options	1,097	763	2,153	968
Net cash provided by (used in) financing activities	989	(186)	1,610	(1,734)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,730	18,894	11,498	(2,354)
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	58,361	69,038	55,593	90,286
CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$67,091	$87,932	$67,091	$87,932

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.                 Business and Organization

Comfort Systems USA, Inc., a Delaware corporation (“Comfort Systems” and collectively with its subsidiaries, the “Company”), is a national provider of comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 57% of the Company’s consolidated 2007 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 43% attributable to maintenance, repair and replacement services. The following service activities account for the Company’s consolidated 2007 revenues to date: HVAC—77%, plumbing—16%, building automation control systems—3%, and other—4%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006 (the “Form 10-K”).

There were no significant changes in the accounting policies of the Company during the current period except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), as further discussed in Note 7. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

Cash Flow Information

Cash paid for interest for both the three months ended June 30, 2006 and 2007 was approximately $0.1 million. Cash paid for income taxes for continuing operations for the three months ended June 30, 2006 and 2007 was approximately $5.2 million and $1.8 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended June 30, 2006 and 2007 was less than $0.1 million and $—, respectively. Cash paid for interest for the six months ended June 30, 2006 and 2007 was approximately $0.2 million and $0.3 million, respectively. Cash paid for income taxes for continuing operations for the six months ended June 30, 2006 and 2007 was approximately $5.8 million and $2.9 million, respectively. Cash paid for income taxes for discontinued operations for the six months ended June 30, 2006 and 2007 was $7.0 million and $—, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption “Taxes paid related to the sale of businesses” in the accompanying consolidated statement of cash flows.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs a detailed evaluation and calculation annually. The Company reviews the assumptions at each quarter to determine if a detailed calculation needs to be prepared for a specific quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, the Company may not realize all or a portion of the recorded deferred tax assets.

The effective tax rate associated with results from continuing operations for the first six months of 2007 was 38.0%, compared to 39.0% in 2006. Historically, the Company’s effective tax rate was generally higher than statutory rates because of the effect of certain expenses that were not deductible for tax purposes. However, in the current year, the increase in the deduction for certain construction-related activities and the Company’s tax-exempt interest income has allowed the effective tax rate to be lower than statutory rates. The effective tax rate for the first half of 2007 is lower than 2006 primarily due to an increase in the production activity deduction and a change in expected tax expense in a certain jurisdiction. Adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes and are a component of the effective tax rate.

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

3.                 Acquisition

On March 9, 2007, the Company completed the acquisition of Madera Mechanical Company (“Madera”), an HVAC contractor based in Tucson, Arizona. The total consideration paid in this transaction was approximately $4.5 million, comprised entirely of cash less a holdback of $0.2 million, net of cash acquired. The consolidated balance sheet of Comfort Systems includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of Madera are included in the Company’s consolidated financial statements from March 10, 2007 through June 30, 2007.

4.                 Discontinued Operations

Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The Company recorded a tax benefit of approximately $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain on disposition including income tax benefit.” The Company shut down the remaining operations of ARC during the third quarter of 2006. The after-tax loss of this company of $0.2 million for the first six months of 2006 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

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

Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31,	June 30,
	2006	2007
Accounts receivable, net	$216	$2
Other current assets, net	5	5
Total assets	$221	$7
Accounts payable	$27	$—
Other current liabilities	423	370
Total liabilities	$450	$370

Revenues and pre-tax income (loss) related to the operations discontinued in 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$1,049	$—	$2,518	$—
Pre-tax income (loss)	$1	$—	$(317)	$—

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

5.                 Restructuring Charges

The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company’s energy efficiency marketing activities, a reorganization of the Company’s national accounts operations and a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004, $0.3 million in 2005, $0.1 million in 2006 and approximately $46,000 in 2007 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in “Cost of Services” and in

“Selling, General and Administrative Expenses” in the Company’s consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2006 and June 30, 2007 (in thousands):

Lease Termination Costs and Other:	Balance at Beginning of Period	Additions	Payments	Balance at End of Period
Year ended December 31, 2006	$961	$88(a)	$(363)	$686
Six months ended June 30, 2007	$686	$46(a)	$(248)	$484

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

On February 20, 2007, the Company amended its senior credit facility (“the Facility”). The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. As of June 30, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $27.3 million in letters of credit outstanding, and $72.7 million of credit available.

The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to the borrowings under the Facility would be approximately 6.57% as of June 30, 2007. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Company is in compliance with all the financial covenants as of June 30, 2007.

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

Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called “anti-dilutive.” Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase less than 0.1 million shares of Common Stock at prices ranging from $16.313 to $21.125 per share which were outstanding for the three months ended June 30, 2006 and options to purchase 0.1 million shares at prices ranging from $13.51 to $21.125 per share which were outstanding for the three months ended June 30, 2007, were not included in the computation of diluted EPS because they were anti-dilutive. Options to purchase less than 0.1 million shares at prices ranging from $12.90 to $21.125 per share which were outstanding for the six months ended June 30, 2006, and options to purchase 0.1 million shares at prices ranging from $13.51 to $21.125 per share which were outstanding for the six months ended June 30, 2007, were not included in the computation of diluted EPS because they were anti-dilutive.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Common shares outstanding, end of period(a)	40,387	40,782	40,387	40,782
Effect of using weighted average common shares outstanding	(143)	(127)	(327)	(204)
	40,244	40,655	40,060	40,578
Shares used in computing earnings per share—basic
Effect of shares issuable under stock option plans based on the treasury stock method	858	722	873	737
Effect of contingently issuable restricted stock	107	30	112	40
Shares used in computing earnings per share—diluted	41,209	41,407	41,045	41,355

(a)           Excludes 248,000 and 310,286 shares of unvested contingently issuable restricted stock outstanding as of June 30, 2006 and 2007, respectively.

Share Repurchase Program

On March 29, 2007, the Board of Directors approved a stock repurchase program to acquire up to one million shares of the Company’s outstanding common stock. The share repurchases will be made from time to time at the Company’s discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Company’s Board of Directors may modify, suspend, extend or terminate the program at any time. The Company repurchased 13,400 shares for the six months ended June 30, 2007.

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

As of June 30, 2007, we had 4,054 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $410,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects. As of June 30, 2007, we had four projects in process with a contract price of between $15 and $30 million, 12 projects between $10 million and $15 million, 45 projects between $5 million and $10 million, and 210 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,005.2 million of aggregate contract value as of June 30, 2007, or approximately 60.1%, out of a total contract value for all projects in progress of $1,671.2 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work. We believe that the current economic environment remains favorable.

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

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform a detailed evaluation and calculation annually. We review the assumptions at each quarter to determine if a detailed calculation needs to be prepared for a specific quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated.

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

Results of Operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2007	%	2006	%	2007	%
Revenues	$ 264,390	100.0%	$ 280,520	100.0%	$ 500,775	100.0%	$ 530,160	100.0%
Cost of services	221,926	83.9%	228,797	81.6%	421,543	84.2%	441,923	83.4%
Gross profit	42,464	16.1%	51,723	18.4%	79,232	15.8%	88,237	16.6%
Selling, general and administrative expenses	30,414	11.5%	35,207	12.6%	60,157	12.0%	69,584	13.1%
Gain on sale of assets	(49)	—	(27)	—	(69)	—	(46)	—
Operating income	12,099	4.6%	16,543	5.9%	19,144	3.8%	18,699	3.5%
Interest income, net	416	0.2%	529	0.2%	907	0.2%	1,080	0.2%
Other income (expense)	(1)	—	24	—	18	—	57	—
Income before income taxes	12,514	4.7%	17,096	6.1%	20,069	4.0%	19,836	3.7%
Income tax expense	4,797		6,595		7,818		7,529
Income from continuing operations	7,717	2.9%	10,501	3.7%	12,251	2.4%	12,307	2.3%
Discontinued operations—
Operating results, net of tax	(5)		—		(212)		—
Estimated gain on disposition, net of tax	209		—		209		—
Net income	$ 7,921		$ 10,501		$ 12,248		$ 12,307

Revenues—Revenues increased $16.1 million, or 6.1% to $280.5 million for the second quarter of 2007 compared to the same period in 2006. Approximately 4.2% of the increase in revenues related to internal growth and the remaining 1.9% resulted from the acquisition of Madera Mechanical on March 9, 2007. The internal revenue growth stemmed primarily from generally improving nonresidential facilities markets throughout the United States especially in the institutional markets such as schools and hospitals (approximately $12.1 million) and office buildings (approximately $15.7 million). We have seen increased activity, primarily in our Arizona, Tennessee, and Florida operations, resulting from the start-up of several large projects partially offset by decreased activity at our large multi-family operation.

Revenues for the first six months of 2007 increased $29.4 million, or 5.9%, to $530.2 million as compared to the same period in 2006. Again, this growth was from generally improving in the institutional markets throughout the United States especially in hospitals (approximately $16.7 million) and schools (approximately $13.0 million). In addition, the increase in revenues for the first six months of 2007 stemmed from activities described above in the second quarter of 2007.

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

Backlog associated with continuing operations as of June 30, 2007 was $720.0 million (including $13.4 million from the acquisition of Madera) a 2.8% increase from March 31, 2007 backlog of $700.5 million, and a 4.3% increase from June 30, 2006 backlog of $690.0 million. The sequential increase in backlog is primarily from our Maryland operations. The year-over-year increase is primarily from our Florida operations and our acquisition of Madera. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will be somewhat lower in 2007 as compared to 2006.

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

We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

While we believe we will see continued strength in industry activity levels throughout 2007, in view of all of the foregoing factors, we may experience modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the United States slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

Gross Profit—Gross profit increased $9.3 million, or 21.8%, to $51.7 million for the second quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, gross profit for 2007 was 18.4%, up from 16.1% in 2006. The increase in gross profit percentage resulted primarily from improved profitability from higher margin projects in a number of our markets as well as improved profitability at our Alabama and Northern Georgia operations (approximately $1.2 million) and strong job performance at our Arizona operation (approximately $0.8 million). This increase was partially offset by continued underperformance at our large multi-family operation based in Texas (approximately $4.0 million).

Gross profit for the first six months of 2007 increased $9.0 million, or 11.4% to $88.2 million, as compared to the same period in 2006. As a percentage of revenues, historical gross profit for the first six months of 2007 was 16.6%, up from 15.8% for the first six months of 2006. The increase in gross profit percentage for the first six months of 2007 resulted primarily from improved profitability from higher margin projects in a number of our markets as well as strong job performance at our Alabama and

Northern Georgia operations (approximately $1.9 million) and at our California operation (approximately $1.5 million). The increase was partially offset by continued underperformance at our large multi-family operation based in Texas (approximately $10.7 million).

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

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $4.8 million, or 15.8% for the second quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, SG&A increased from 11.5% in 2006 to 12.6% in 2007. SG&A increased $9.4  million, or 15.7%, to $69.6 million for the first six months ended June 30, 2007 as compared to the same period in 2006. As a percentage of revenues, SG&A increased from 12.0% for the first six months of 2006 to 13.1% for the first six months of 2007. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations and the acquisition and start-up of new operations.

Interest Income, Net—Interest income, net was $0.4 million and $0.5 million for the second quarter of 2006 and 2007, respectively. Interest income, net was $0.9 million and $1.1 million for the first six months of 2006 and 2007, respectively.

Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2007 was 38.0%, as compared to 39.0% in 2006. Historically, our effective tax rate was generally higher than statutory (federal and state) rates because of the effect of certain expenses that were not deductible for tax purposes. However, in the current year, the increase in the deduction for certain of our construction-related activities (discussed further below) and our tax exempt interest income has allowed our effective tax rate to be lower than statutory rates. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an increase in the production activity deduction and a change in expected tax expense in a certain jurisdiction.

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

Discontinued Operations—

Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. (“ARC”), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. We recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption “Estimated gain on disposition including income tax benefit.”  The after-tax loss of this company of $0.2 million for the first six months of 2006 has been reported in discontinued operations under “Operating loss, net of income tax benefit.”

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

Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2007, our primary emphasis for this year is on margin improvement rather than revenue growth.  Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income (including our large multi-family operation based in Texas which had an operating loss of approximately $7 million during the first quarter and approximately $3.5 million during the second quarter of 2007), and on intensified project and service performance training at the unit level.  Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions will remain strong, we continue to believe that our full-year 2007 profitability will exceed our 2006 results.

Liquidity and Capital Resources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$ 8,586	$ 21,224	$ (11,922)	$ 8,396
Investing activities	$ (845)	$ (2,144)	$ 21,810	$ (9,016)
Financing activities	$ 989	$ (186)	$ 1,610	$ (1,734)
Free cash flow:
Cash used in operating activities	$ 8,586	$ 21,224	$ (11,922)	$ 8,396
Taxes paid related to the sale of businesses	—	—	7,020	—
Purchases of property and equipment	(1,994)	(2,227)	(4,043)	(4,717)
Proceeds from sales of property and equipment	170	82	279	123
Free cash flow	$ 6,762	$ 19,079	$ (8,666)	$ 3,802

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

For the three months ended June 30, 2007, we had positive free cash flow of $19.1 million as compared to positive free cash flow of $6.8 million in 2006. For the six months ended June 30, 2007, we had positive free cash flow of $3.8 million, as compared to negative free cash flow of $8.7 million for the first six months of 2006. These increases are a result of improved working capital efficiency primarily due to lower revenue growth as compared to the prior year primarily in our multi-family operations. During the first quarter of 2006, we collected approximately $24.6 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc.

Credit Facility—On February 20, 2007, we amended our senior credit facility. The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of our assets except for assets related to projects subject to surety bonds. As of June 30, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $27.3 million in letters of credit outstanding, and $72.7 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 6.57% as of June 30, 2007. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of June 30, 2007.

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

The following recaps the future maturities of our contractual obligations as of June 30, 2007 (in thousands):

	Twelve Months Ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$ 9,591	$ 7,805	$ 5,291	$ 3,337	$ 2,523	$ 6,454	$ 35,001

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assumed that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

As of June 30, 2007 we also have $27.3 million letter of credit commitments, of which $26.9 million expire in 2007 and $0.4 million expire in 2008. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2007, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On March 29, 2007, the Board of Directors approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. During the quarter ended June 30, 2007, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	1,000,000
May 1 – May 31	10,000	$13.80	10,000	990,000
June 1 – June 30	3,400	$13.48	3,400	986,600
	13,400	$13.72	13,400	986,600

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Houston, Texas on May 17, 2007, which meeting was duly noticed in the Company’s Proxy Statement dated April 12, 2007. All of the Company’s incumbent directors were elected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 40,943,027 shares of Common Stock outstanding, William F. Murdy had 35,033,351 shares voted in favor of election, with 737,687 shares withheld. Herman E. Bulls had 35,608,635 shares voted in favor of election, with 162,403 shares withheld. Alfred J. Giardinelli, Jr. had 35,080,376 shares voted in favor of election, with 690,662 shares withheld. Franklin Myers had 35,622,191 shares voted in favor of election, with 148,847 shares withheld. James H. Schultz had 35,609,714 shares voted in favor of election, with 161,324 shares withheld. Robert D. Wagner, Jr. had 35,609,681 shares voted in favor of election, with 161,357 shares withheld.

The selection of Ernst & Young LLP as the Company’s independent auditors for the year 2007 was ratified by the following vote: 34,589,783 votes for; 21,925 votes against; and 1,159,331 abstentions.

Item 6.                        Exhibits

(a)  Exhibits.

10.1	Summary of 2007 Incentive Compensation Plan
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
August 1, 2007	By:	/s/ WILLIAM F. MURDY
William F. Murdy
Chairman of the Board and Chief Executive Officer
August 1, 2007	By:	/s/ WILLIAM GEORGE
William George
Executive Vice President and Chief Financial Officer
August 1, 2007	By:	/s/ JULIE S. SHAEFF
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer