Form 10-Q
period 2007-09-30
COMFORT SYSTEMS USA INC
filed 2007-10-31
CIK 1035983

Use these links to rapidly review the document
COMFORT SYSTEMS USA, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        The number of shares outstanding of the issuer's common stock, as of October 29, 2007 was 40,933,450.

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2006	September 30, 2007
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,286	$97,727
Accounts receivable, less allowance for doubtful accounts of $3,301 and $3,936, respectively	234,763	266,228
Other receivables	5,920	5,135
Inventories	8,762	10,077
Prepaid expenses and other	13,644	11,746
Costs and estimated earnings in excess of billings	23,680	24,355
Assets related to discontinued operations	221	5

Total current assets	377,276	415,273
PROPERTY AND EQUIPMENT, net	15,504	19,278
GOODWILL	62,954	65,833
OTHER NONCURRENT ASSETS	6,031	5,684

Total assets	$461,765	$506,068

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Accounts payable	81,180	81,437
Accrued compensation and benefits	35,058	35,642
Billings in excess of costs and estimated earnings	65,949	87,934
Income taxes payable	734	1,793
Accrued self insurance expense	19,618	20,575
Other current liabilities	15,476	14,538
Liabilities related to discontinued operations	450	334

Total current liabilities	218,465	242,253
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
OTHER LONG-TERM LIABILITIES	586	1,257

Total liabilities	219,051	243,510
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 40,710,003 and 41,125,611 shares issued, respectively	407	411
Treasury stock, at cost, zero and 191,761 shares, respectively	—	(2,721)
Additional paid-in capital	339,589	338,405
Deferred compensation	—	—
Retained earnings (deficit)	(97,282)	(73,537)

Total stockholders' equity	242,714	262,558

Total liabilities and stockholders' equity	$461,765	$506,068

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
REVENUES	$287,676	$286,090	$788,451	$816,250
COST OF SERVICES	241,467	231,792	663,010	673,715

Gross profit	46,209	54,298	125,441	142,535
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	32,139	36,173	92,296	105,757
(GAIN) LOSS ON SALE OF ASSETS	(85)	32	(154)	(14)

Operating income	14,155	18,093	33,299	36,792
OTHER INCOME (EXPENSE):
Interest income	718	864	1,926	2,253
Interest expense	(163)	(129)	(464)	(438)
Other	14	(17)	32	40

Other income (expense)	569	718	1,494	1,855

INCOME BEFORE INCOME TAXES	14,724	18,811	34,793	38,647
INCOME TAX EXPENSE	5,757	7,333	13,575	14,862

INCOME FROM CONTINUING OPERATIONS	8,967	11,478	21,218	23,785
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $27, $—, $132 and $—	(5)	—	(217)	—
Estimated gain on disposition, including income tax benefit of $—, $—, $209 and $—	—	—	209	—

NET INCOME	$8,962	$11,478	$21,210	$23,785

INCOME PER SHARE:
Basic—
Income from continuing operations	$0.22	$0.28	$0.53	$0.59
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain on disposition	—	—	0.01	—

Net income	$0.22	$0.28	$0.53	$0.59

Diluted—
Income from continuing operations	$0.22	$0.28	$0.52	$0.57
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain on disposition	—	—	0.01	—

Net income	$0.22	$0.28	$0.52	$0.57

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	40,406	40,731	40,177	40,629

Diluted	41,242	41,479	41,098	41,397

DIVIDENDS PER SHARE	$0.035	$0.035	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2005	39,979,867	$400	—	$—	$340,264	$(1,135)	$(126,006)	$213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	(5,674)
Net income	—	—	—	—	—	—	28,724	28,724

BALANCE AT DECEMBER 31, 2006	40,710,003	407	—	—	339,589	—	(97,282)	242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	239,743	2	105,157	1,448	954	—	—	2,404
Issuance of restricted stock (unaudited)	175,865	2	—	—	(2)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense (unaudited)	—	—	—	—	2,027	—	—	2,027
FIN 48 adoption (unaudited)	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	127	—	—	127
Dividends (unaudited)	—	—	—	—	(4,299)	—	—	(4,299)
Share repurchase (unaudited)	—	—	(261,300)	(3,688)	—	—	—	(3,688)
Other (unaudited)	—	—	—	—	9	—	—	9
Net income (unaudited)	—	—	—	—	—	—	23,785	23,785

BALANCE AT SEPTEMBER 30, 2007 (unaudited)	41,125,611	$411	(191,761)	$(2,721)	$338,405	$—	$(73,537)	$262,558

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,962	$11,478	$21,210	$23,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Estimated gain on disposition of discontinued operations	—	—	(209)	—
Depreciation and amortization expense	1,335	1,698	3,906	4,921
Bad debt expense	298	35	520	1,325
Deferred tax expense	(678)	284	606	1,546
Amortization of debt financing costs	25	27	75	80
(Gain) loss on sale of assets	(85)	32	(154)	(14)
Stock-based compensation expense	404	768	1,365	2,027
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures— (Increase) decrease in—
Receivables, net	(15,995)	(11,879)	(49,302)	(28,316)
Inventories	(40)	(115)	(1,560)	(1,231)
Prepaid expenses and other current assets	(1,679)	(1,138)	(1,077)	715
Costs and estimated earnings in excess of billings	3,628	2,011	(2,303)	(481)
Other noncurrent assets	(331)	(107)	(167)	32
Increase (decrease) in—
Accounts payable and accrued liabilities	12,921	6,550	13,451	503
Billings in excess of costs and estimated earnings	(3,209)	7,501	14,293	20,649
Taxes paid related to the sale of businesses	—	—	(7,020)	—

Net cash provided by (used in) operating activities	5,556	17,145	(6,366)	25,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,440)	(3,109)	(6,483)	(7,826)
Proceeds from sales of property and equipment	149	73	428	196
Proceeds from businesses sold, net of cash sold and transaction costs	91	—	25,665	38
Cash paid for acquisition and intangible assets, net of cash acquired	(380)	—	(380)	(4,460)

Net cash provided by (used in) investing activities	(2,580)	(3,036)	19,230	(12,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on debt acquired	—	—	—	(252)
Debt financing costs	—	—	—	(312)
Payments of dividends to shareholders	(1,423)	(1,436)	(4,249)	(4,299)
Share repurchase	—	(3,504)	—	(3,688)
Excess tax benefit of stock-based compensation	95	313	2,378	1,222
Proceeds from exercise of options	179	304	2,332	1,272
Other, net	—	9	—	9

Net cash provided by (used in) financing activities	(1,149)	(4,314)	461	(6,048)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,827	9,795	13,325	7,441

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	67,091	87,932	55,593	90,286

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$68,918	$97,727	$68,918	$97,727

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation ("Comfort Systems" and collectively with its subsidiaries, the "Company"), is a national provider of comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. The Company operates primarily in the commercial, industrial and institutional HVAC markets, and performs most of its services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, the Company provides specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 55% of the Company's consolidated 2007 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The following service activities account for the Company's consolidated 2007 revenues to date: HVAC—77%, plumbing—15%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment served by Comfort Systems.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2006 (the "Form 10-K").

        There were no significant changes in the accounting policies of the Company during the current period except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"), as further discussed in Note 7. For a description of the significant accounting policies of the Company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

  Cash Flow Information

        Cash paid for interest for both the three months ended September 30, 2006 and 2007 was approximately $0.1 million. Cash paid for income taxes for continuing operations for the three months ended September 30, 2006 and 2007 was approximately $6.2 million and $8.2 million, respectively. Cash paid for income taxes for discontinued operations for the three months ended September 30, 2006 and 2007 was less than $0.1 million and zero, respectively. Cash paid for interest for both the nine months ended September 30, 2006 and 2007 was approximately $0.4 million. Cash paid for income taxes for continuing operations for the nine months ended September 30, 2006 and 2007 was approximately $12.1 million and $11.1 million, respectively. Cash paid for income taxes for discontinued operations for the nine months ended September 30, 2006 and 2007 was $7.1 million and zero, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying consolidated statement of cash flows.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in the Company's financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the Company's goodwill impairment testing.

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

        The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs a detailed evaluation and calculation annually. The Company reviews the assumptions each quarter to determine if a detailed calculation needs to be prepared for a specific quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, the Company may not realize all or a portion of the recorded deferred tax assets.

        The effective tax rate associated with results from continuing operations for the first nine months of 2007 was 38.5%, compared to 39.0% in 2006. Historically, the Company's effective tax rate was generally higher than statutory rates because of the effect of certain expenses that were not deductible for tax purposes. However, in the current year, the increase in the deduction for certain construction-related activities and the Company's tax-exempt interest income has allowed the effective tax rate to be lower than statutory rates. The effective tax rate for the first nine months of 2007 is lower than 2006 primarily due to an increase in the production activity deduction and a change in expected tax expense in a certain jurisdiction. Adjustments to tax reserves are analyzed quarterly as events occur to warrant such changes and are a component of the effective tax rate.

  New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted FIN 48 effective January 1, 2007. See Note 7.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Acquisition

        On March 9, 2007, the Company completed the acquisition of Madera Mechanical Company ("Madera"), an HVAC contractor based in Tucson, Arizona. The total consideration paid in this transaction was approximately $4.5 million, comprised entirely of cash less a holdback of $0.2 million, net of cash acquired. The consolidated balance sheet of Comfort Systems includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of Madera are included in the Company's consolidated financial statements from March 10, 2007 through September 30, 2007.

4. Discontinued Operations

        Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, the Company along with its wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor

Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The Company recorded a tax benefit of approximately $0.2 million during the second quarter of 2006. This is included under the caption "Estimated gain on disposition including income tax benefit." The Company shut down the remaining operations of ARC during the third quarter of 2006. The after-tax loss of this company of $0.2 million for the first nine months of 2006 has been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, the Company sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The Company paid $7.0 million in taxes related to this transaction during the first quarter of 2006.

        Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31, 2006	September 30, 2007
Accounts receivable, net	$216	$—
Other current assets, net	5	5

Total assets	$221	$5

Accounts payable	$27	$—
Other current liabilities	423	334

Total liabilities	$450	$334

        Revenues and pre-tax loss related to the operations discontinued in 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$46	$—	$2,564	$—
Pre-tax loss re-tax loss e-tax loss	$(32)	$—	$(349)	$—

        The Company's consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Sale of Companies to Emcor—In March 2002, the Company sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on the Company's part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining the Company's liability to Emcor in connection with the settlement of certain claims. The remaining $1 million of escrow is available for book purposes to apply to any future claims and contingencies in connection with this transaction, and has not been recognized as part of the Emcor transaction purchase price.

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

5. Restructuring Charges

        The Company recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of the Company's energy efficiency marketing activities, a reorganization of the Company's national accounts operations and a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. The Company increased its accrual for these remaining lease obligations by $0.6 million in 2004, $0.3 million in 2005, $0.1 million in 2006 and approximately $64,000 in 2007 based on revised estimates of when and to what extent it believes it can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in the Company's consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2006 and September 30, 2007 (in thousands):

Lease Termination Costs and Other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2006	$961	$88	(a)	$(363)	$686
Nine months ended September 30, 2007	$686	$64	(a)	$(378)	$372

(a)
These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in the Company's consolidated statement of operations.

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2006	September 30, 2007
Revolving credit facility	$—	$—
Other	—	—

Total debt	—	—
Less—current maturities	—	—

Total long-term portion of debt	$—	$—

        On February 20, 2007, the Company amended its senior credit facility ("the Facility"). The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of the assets of the Company except for assets related to projects subject to surety bonds. As of September 30, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $27.3 million in letters of credit outstanding, and $72.7 million of credit available.

        The Company has a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. The Company estimates that the interest rate applicable to the borrowings under the Facility would be approximately 6.37% as of September 30, 2007. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which the Company must comply. The Company is in compliance with all the financial covenants as of September 30, 2007.

7. Income Taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $40,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company's unrecognized tax benefits totaled $0.9 million.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.1 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $0.9 million unrecognized tax benefit noted above. The Company's tax records are subject to review by the Internal Revenue Service for the 2004 tax year forward and by various state authorities for the 2000 tax year forward.

8. Commitments and Contingencies

  Claims and Lawsuits

        The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company maintains various insurance coverages to minimize financial risk associated with these claims. The Company has estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. While the Company cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on the Company's operating results or financial condition, after giving effect to provisions already recorded.

  Surety

        Many customers, particularly in connection with new construction, require the Company to post performance and payment bonds issued by a financial institution known as a surety. If the Company fails to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the sureties for any expenses or outlays they incur. To date, the Company is not aware of any losses to its sureties in connection with bonds the sureties have posted on the Company's behalf, and does not expect such losses to be incurred in the foreseeable future.

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of the Company's business has required bonds. While the Company has enjoyed a long standing relationship with its primary surety and has added another surety to further support its bonding needs, current market conditions as well as changes in the sureties' assessment of the Company's operating and financial risk could cause the sureties to decline to issue bonds for the Company's work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. The Company would likely also encounter concerns from customers, suppliers and other market participants as to its creditworthiness. While the Company believes its general operating and financial characteristics, including a significant amount of cash on its balance sheet, would enable it to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause the Company's revenues and profits to decline in the near term.

  Self-Insurance

        The Company is substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks, such as worker's compensation, auto liability and general liability, are reviewed by a third-party actuary quarterly.

        The Company's self-insurance arrangements currently are as follows:

          Worker's Compensation—The per-incident deductible for worker's compensation is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker's compensation insurance.

          General and Employer's Liability—For general liability and employer's liability, the per incident deductible is $250,000. The next layer, $250,000, in excess of $250,000 is covered by the corridor deductible policy explained below. The Company is fully insured for the next $500,000 of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below).

          Auto Liability—For auto liability, the per incident deductible is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. The Company is fully insured for the next $1.5 million of each loss, then has a single, aggregate excess loss insurance policy that covers losses up to $50 million.

          Corridor Deductible Policy—Worker's compensation, general liability, and auto liability claims that exceed $250,000 but are less than $500,000, are subject to the corridor deductible policy. This policy insures 100% of losses that fall in this layer, once aggregate retained losses within this layer reach $500,000.

          Employee Medical—The Company's deductible for employee group health claims is $300,000 per person, per policy (calendar) year. Insurance then covers any Company responsibility for medical claims in excess of the deductible amount.

          It is important to note that the Company's $50 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk. In other words, the Company does not have a separate $50 million of excess loss coverage for each of general liability, employer's liability and auto liability.

9. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        There were less than 0.1 million and 0.1 million anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2007, respectively. There were 0.1 million anti-dilutive stock options that were required to be excluded from the calculation of diluted EPS for both the three and nine months ended September 30, 2006, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Common shares outstanding, end of period(a)	40,431	40,621	40,431	40,621
Effect of using weighted average common shares outstanding	(25)	110	(254)	8

Shares used in computing earnings per share—basic	40,406	40,731	40,177	40,629
Effect of shares issuable under stock option plans based on the treasury stock method	774	686	840	720
Effect of contingently issuable restricted stock	62	62	81	48

Shares used in computing earnings per share—diluted	41,242	41,479	41,098	41,397

(a)
Excludes 248,000 and 312,532 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2006 and 2007, respectively.

  Share Repurchase Program

        On March 29, 2007, the Board of Directors approved a stock repurchase program to acquire up to one million shares of the Company's outstanding common stock. The share repurchases will be made from time to time at the Company's discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Company's Board of Directors may modify, suspend, extend or terminate the program at any time. The Company repurchased 261,300 shares for the nine months ended September 30, 2007.

10. Subsequent Event—

        On October 1, 2007, the Company completed the acquisition of Air Systems Engineering, Inc, ("Air Systems") an HVAC contractor based in Tacoma, Washington. The total consideration paid in this transaction was approximately $5.8 million, comprised of cash and a note payable to the seller for $1.5 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        As of September 30, 2007, we had 4,562 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $390,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of September 30, 2007, we had four projects in process with a contract price of between $15 and $30 million, 14 projects between $10 million and $15 million, 52 projects between $5 million and $10 million, and 216 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,092.0 million of aggregate contract value as of September 30, 2007, or approximately 61.2%, out of a total contract value for all projects in progress of $1,785.2 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and was strong during 2006. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under "Results of Operations" below.

        As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last eight calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry since 2004. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2007 will be on internal execution and margin improvement, rather than on revenue growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

        Based on indications of continuing strength in industry conditions and on our emphasis on internal execution and margin improvement, we continue to believe that our 2007 profitability will improve as compared to our 2006 results, although there can be no assurance that we will achieve this outcome. Over the longer term, if industry conditions are stable to improving, we believe we will experience more periods of increased revenues. In addition, given the size and fragmentation of our industry, we believe it makes sense for us to consider acquisition possibilities. However, we plan to do so on a selective and opportunistic basis, and expect our growth in 2007 will largely be generated internally.

  Critical Accounting Policies

        In response to the Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included in our Form 10-K.

  Percentage of Completion Method of Accounting

        Approximately 85% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

        Our contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which we incur costs. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

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

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker's compensation, auto liability and general liability—are reviewed by a third party actuary quarterly. We believe these accruals are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.

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

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" requires us to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under SFAS No. 142. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregated our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. These reporting units are tested for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit is estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involve future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

Results of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2007	%	2006	%	2007	%
Revenues	$287,676	100.0%	$286,090	100.0%	$788,451	100.0%	$816,250	100.0%
Cost of services	241,467	83.9%	231,792	81.0%	663,010	84.1%	673,715	82.5%

Gross profit	46,209	16.1%	54,298	19.0%	125,441	15.9%	142,535	17.5%
Selling, general and administrative expenses	32,139	11.2%	36,173	12.6%	92,296	11.7%	105,757	13.0%
(Gain) loss on sale of assets	(85)	—	32	—	(154)	—	(14)	—

Operating income	14,155	4.9%	18,093	6.3%	33,299	4.2%	36,792	4.5%
Interest income, net	555	0.2%	735	0.3%	1,462	0.2%	1,815	0.2%
Other income (expense)	14	—	(17)	—	32	—	40	—

Income before income taxes	14,724	5.1%	18,811	6.6%	34,793	4.4%	38,647	4.7%
Income tax expense	5,757		7,333		13,575		14,862

Income from continuing operations	8,967	3.1%	11,478	4.0%	21,218	2.7%	23,785	2.9%
Discontinued operations—
Operating loss, net of tax	(5)		—		(217)		—
Estimated gain on disposition, net of tax	—		—		209		—

Net income	$8,962		$11,478		$21,210		$23,785

        Revenues—Revenues decreased $1.6 million, or 0.6% to $286.1 million for the third quarter of 2007 compared to the same period in 2006. The revenue decrease stemmed primarily from planned downsizing at our large multi-family operation (approximately $21.2 million). The decrease was largely offset by improving internal activity throughout the United States in office buildings (approximately $9.4 million) and manufacturing (approximately $5.8 million), as well as from the acquisition of Madera Mechanical on March 9, 2007 (approximately $5.4 million). We have seen increased activity, primarily in our Maryland and Florida operations resulting from the start-up of several large projects.

        Revenues for the first nine months of 2007 increased $27.8 million, or 3.5%, to $816.3 million as compared to the same period in 2006. The internal growth was from general improvements in the institutional markets throughout the United States especially in hospitals (approximately $16.0 million)

and in office buildings (approximately $18.5 million) and manufacturing ($18.2 million), as well as from the acquisition of Madera Mechanical on March 9, 2007 (approximately $12.1 million). In addition, the increase in revenues for the first nine months of 2007 stemmed from activities described above in the third quarter of 2007, partially offset by the planned downsizing at our large multi-family operation (approximately $50.6 million).

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

        Backlog associated with continuing operations as of September 30, 2007 was $818.5 million (including $14.0 million from the acquisition of Madera) a 13.7% increase from June 30, 2007 backlog of $720.0 million, and a 20.6% increase from September 30, 2006 backlog of $678.9 million. The sequential increase in backlog is primarily from our Colorado, Alabama and Tennessee operations. The year-over-year increase is primarily from our Alabama, Colorado and Florida operations as well as our acquisition of Madera. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will be somewhat lower in 2007 as compared to 2006.

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

        Gross Profit—Gross profit increased $8.1 million, or 17.5%, to $54.3 million for the third quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, gross profit for 2007 was 19.0%, up from 16.1% in 2006. The increase in gross profit percentage resulted primarily from improved profitability from higher margin projects in a number of our markets as well as improved profitability at our Alabama and Northern Georgia operations (approximately $1.5 million) and strong job performance at our Wisconsin operation (approximately $0.9 million). This increase was partially offset by continued underperformance at our large multi-family operation based in Texas (approximately $1.8 million).

        Gross profit for the first nine months of 2007 increased $17.1 million, or 13.6% to $142.5 million, as compared to the same period in 2006. As a percentage of revenues, historical gross profit for the first nine months of 2007 was 17.5%, up from 15.9% for the first nine months of 2006. The increase in gross profit percentage for the first nine months of 2007 resulted primarily from improved profitability from higher margin projects in a number of our markets as well as improved profitability at our Alabama and Northern Georgia operations (approximately $3.4 million) and strong job performance at our California operation (approximately $2.1 million). The increase was partially offset by continued underperformance at our large multi-family operation based in Texas (approximately $12.4 million).

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

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $4.0 million, or 12.6% for the third quarter of 2007 as compared to the same period in 2006. As a percentage of revenues, SG&A increased from 11.2% in 2006 to 12.6% in 2007. SG&A increased $13.5 million, or 14.6%, to $105.8 million for the first nine months ended September 30, 2007 as compared to the same period in 2006. As a percentage of revenues, SG&A increased from 11.7% for the first nine months of 2006 to 13.0% for the first nine months of 2007. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations and the acquisition and start-up of new operations.

        Interest Income, Net—Interest income, net was $0.6 million and $0.7 million for the third quarter of 2006 and 2007, respectively. Interest income, net was $1.5 million and $1.8 million for the first nine months of 2006 and 2007, respectively.

        Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2007 was 38.5%, as compared to 39.0% in 2006. Historically, our effective tax rate was generally higher than statutory (federal and state) rates because of the effect of certain expenses that were not deductible for tax purposes. However, in the current year, the increase in the deduction for certain of our construction-related activities (discussed further below) and our tax-exempt interest income has allowed our effective tax rate to be lower than statutory rates. In addition, adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an increase in the production activity deduction from 3% in 2006 to 6% in 2007 and a change in expected tax expense in a certain jurisdiction. We currently estimate that our effective tax rate for full-year 2007 will be between 38% and 40%.

  Discontinued Operations—

        Sale of Assets to Mesa Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. We recorded a tax benefit of $0.2 million during the second quarter of 2006. This is included under the caption "Estimated gain on disposition including income tax benefit." The after-tax loss of this company of $0.2 million for the first nine months of 2006 has been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006.

        Outlook—As noted earlier in this review, while we see signs that industry activity levels are continuing to increase in 2007, our primary emphasis for this year is on margin improvement rather than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income (including our large multi-family operation based in Texas which had an operating loss of approximately $7 million during the first quarter, approximately $3.5 million during the second quarter of 2007, and approximately $2 million during the third quarter) and on intensified project and service performance training at the unit level. Based on these margin improvement efforts and developments, on our increased level of backlog as compared to recent periods, and on our belief that industry and economic conditions will remain strong, we continue to believe that our full-year 2007 profitability will exceed our 2006 results.

Liquidity and Capital Resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$5,556	$17,145	$(6,366)	$25,541
Investing activities	$(2,580)	$(3,036)	$19,230	$(12,052)
Financing activities	$(1,149)	$(4,314)	$461	$(6,048)
Free cash flow:
Cash used in operating activities	$5,556	$17,145	$(6,366)	$25,541
Taxes paid related to the sale of businesses	—	—	7,020	—
Purchases of property and equipment	(2,440)	(3,109)	(6,483)	(7,826)
Proceeds from sales of property and equipment	149	73	428	196

Free cash flow	$3,265	$14,109	$(5,401)	$17,911

        Cash Flow—We define free cash flow as cash provided by operating activities excluding items related to sales of businesses, less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

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

        For the three months ended September 30, 2007, we had positive free cash flow of $14.1 million as compared to positive free cash flow of $3.3 million in 2006. For the nine months ended September 30, 2007, we had positive free cash flow of $17.9 million, as compared to negative free cash flow of $5.4 million for the first nine months of 2006. These increases are a result of higher profitability and improved working capital efficiency primarily due to lower revenue growth as compared to the prior year primarily in our multi-family operations.

        During the first quarter of 2006, we collected approximately $24.6 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. This is reflected as an investing inflow in our consolidated statements of cash flows. On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. We repurchased 261,300 shares for approximately $3.7 million under our share repurchase program for the nine months ended September 30, 2007. This share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

        Credit Facility—On February 20, 2007, we amended our senior credit facility. The Facility consists of a $100.0 million revolving credit facility which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by substantially all of our assets except for assets related to projects subject to surety bonds. As of September 30, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $27.3 million in letters of credit outstanding, and $72.7 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 6.37% as of September 30, 2007. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of September 30, 2007.

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

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. The letters of credit we provide are actually issued by our lenders through the Facility as described above. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of the Facility's capacity just the same as actual borrowings. Claims against letters of credit are rare in our industry. To date we have not had a claim made against a letter of credit that resulted in payments by a lender or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and we have added another surety to further support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

        The following recaps the future maturities of our contractual obligations as of September 30, 2007 (in thousands):

	Twelve Months Ended September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Operating lease obligations	$9,217	$7,498	$4,715	$3,070	$2,889	$6,436	$33,825

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect the Company to continue to maintain excess cash on its balance sheet. Therefore, we assume that the Company would continue its current status of not utilizing any borrowings under its revolving loan.

        As of September 30, 2007 we also have $27.3 million letter of credit commitments, of which $26.9 million expire in 2007 and $0.4 million expire in 2008. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2007, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Share Repurchase Program

        On March 29, 2007, the Board of Directors approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board of Directors may modify, suspend, extend or terminate the program at any time. During the quarter ended September 30, 2007, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	25,100	$13.16	38,500	961,500
August 1 - August 31	126,700	$14.18	165,200	834,800
September 1 - September 30	96,100	$14.35	261,300	738,700

	247,900	$14.14	261,300	738,700

Item 6.    Exhibits

  (a)
  Exhibits.

31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
October 31, 2007	By:	/s/ WILLIAM F. MURDY

William F. Murdy Chairman of the Board and Chief Executive Officer
October 31, 2007	By:	/s/ WILLIAM GEORGE

William George Executive Vice President and Chief Financial Officer
October 31, 2007	By:	/s/ JULIE S. SHAEFF

Julie S. Shaeff Senior Vice President and Chief Accounting Officer