Form 10-K
period 2007-12-31
COMFORT SYSTEMS USA INC
filed 2008-02-28
CIK 1035983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission file number: 1-13011

Comfort Systems USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)
777 Post Oak Boulevard Suite 500 Houston, Texas 77056 (713) 830-9600 (Address and telephone number of Principal Executive Offices)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of February 25, 2008, the aggregate market value of the 39,331,386 shares of the registrant's common stock held by non-affiliates of the registrant was $557,719,053, based on the $14.18 last sale price of the registrant's common stock on the New York Stock Exchange on June 29, 2007.

        As of February 25, 2008, 40,100,652 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2007.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Comfort Systems USA, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, national or regional weakness in non-residential construction activity, difficulty in obtaining or increased costs associated with bonding, shortages of labor and specialty building materials, the use of incorrect estimates for bidding a fixed price contract, undertaking contractual commitments that exceed our labor resources, retention of key management, the Company's backlog failing to translate into actual revenue or profits, errors in the Company's percentage of completion method of accounting, the result of competition in the Company's markets, seasonal fluctuations in the demand for HVAC systems, the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance, adverse litigation results and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. Important factors that could cause actual results to differ are discussed under "Item 1A. Company Risk Factors." These forward-looking statements speak only as of the date of this filing. Comfort Systems USA, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in Comfort Systems USA, Inc.'s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

        The terms "Comfort Systems," "we," "us," or "the Company" refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1. Business

        Comfort Systems USA, Inc., a Delaware corporation was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 40 operating units in 54 cities and 62 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as plumbing and electrical service. Approximately 98% of our consolidated 2007 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 56% of our revenues were attributable to installation services in newly constructed facilities and 44% were attributable to maintenance, repair and replacement services. Our consolidated 2007 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	78%
Plumbing	14%
Building Automation Control Systems	3%
Other	5%

Total	100%

        Our Internet address is http://www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also includes our code of ethics, titled "Corporate Compliance Policy: Standards and Procedures Regarding Business Practices," together with other governance materials including our corporate governance guidelines and our Board committee charters. Printed versions of our code of ethics and our corporate governance guidelines may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

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

        Many factors positively affect HVAC industry growth, particularly (i) population growth, which has increased the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and HVAC environmental and energy efficiency equipment, (iii) increasing sophistication, complexity, and efficiency of HVAC systems, (iv) growing emphasis on environmental and energy efficiency, and (v) reduction or elimination of the refrigerants commonly used in older HVAC systems. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 56% of our revenues in 2007, and

  •
  maintenance, repair and replacement, which provided the remaining 44% of our 2007 revenues.

        Installation Services.    Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC company is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC company. Companies that specialize in "design and build" projects generally have specially-trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These companies use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. "Plan and spec" installation refers to projects in which a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." We believe that "plan and spec" projects usually take longer to complete than "design and build" projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. These adjustments can occur during the bid process or during the project itself, in either case adding weeks or months to the project schedule.

Furthermore, in "plan and spec" projects, the HVAC company is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

        Maintenance, Repair and Replacement Services.    These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in this service line. The increasing complexity of these HVAC systems is leading many commercial, industrial and institutional building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, further restrictions have been placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer employed directly by a building owner or manager has not received this training. Increasingly, HVAC systems in commercial, industrial and institutional buildings are being remotely monitored through computer-based communications systems to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

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

        Attract, Retain and Invest in our Employees.    We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the past few years we have substantially increased our investment in training, including programs for project managers, field superintendents, service managers, sales managers, estimators, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

        Focus on Commercial, Industrial and Institutional Markets.    We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction. Although we plan to continue our involvement in multi-family work, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. Approximately 98% of our consolidated 2007 revenues were derived from commercial, industrial, and institutional customers and large multi-family residential projects.

        Leveraging Resources and Capabilities.    We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We also allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs, and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding, and financing activities across our operations. We also believe larger regional and national commercial, industrial, and institutional entities can benefit from consolidating their HVAC needs with service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we operate a national call center to dispatch technicians to regional and national sites requiring service and use web-based proprietary information systems to maintain information on the customer's sites and equipment.

        Maintain a Diverse Customer, Geographic and Project Base.    We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2007 by end-use sector was as follows:

Multi-Family	19%
Office Buildings	15%
Education	14%
Manufacturing	12%
Healthcare	11%
Government	9%
Retail/Restaurants	9%
Lodging and Entertainment	3%
Residential	2%
Distribution	1%
Religious/Not for profit	1%
Other	4%

Total	100%

        Approximately 86% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2007, we had 4,040 projects in process with an aggregate contract value of approximately $1,757.0 million. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. This relatively small average project size, when taken together with the approximately 14% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2007, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,751	$644.0
$1 million-$5 million	216	491.8
$5 million-$10 million	55	361.4
$10 million-$15 million	14	182.7
$15 million-$27 million	4	77.1

Total	4,040	$1,757.0

        Seek Growth Through Expansion and Acquisitions.    We believe that we can increase our operating income by opportunistically entering new markets or service lines through expansion and acquisition. We have based such expansion on existing customers, relationships or expertise, and expect to selectively pursue such opportunities in the future. We continually seek opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management, and geographic considerations.

        We are investing in initiatives to expand the proportion of our revenues that are service based. We are actively concentrating our existing managerial resources and training and hiring experienced employees to procure and profitably perform service work. In some locations we have added service capability, and we believe our investments and efforts will stimulate growth in all aspects of the commercial HVAC and service and repair business.

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

        Installation Services.    Our installation business related to newly constructed facilities, which comprised approximately 56% of our consolidated 2007 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. We also perform larger project work, with 289 contracts in progress at December 31, 2007 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $26.3 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

        We also install process cooling systems and building automation controls and monitoring systems. Process cooling systems are used primarily in industrial facilities to provide heating and/or cooling to precise temperature and climate standards for products being manufactured and for the manufacturing equipment. Building automation control systems are used in HVAC and process cooling systems to maintain pre-established temperature or climate standards for commercial or industrial facilities. Building automation control systems are capable not only of controlling a facility's entire HVAC system, often on a room-by-room basis, but can also be programmed to integrate energy management, and monitoring for purposes of security, fire, card key access, lighting and other building systems. This monitoring can be performed on-site or remotely through a computer-based communications system. The monitoring system communicates an exception when a system is operating outside pre-established parameters. Diagnosis of potential problems and remedial adjustments can often be performed remotely from system monitoring terminals.

        Maintenance, Repair and Replacement Services.    Our maintenance, repair and replacement services comprised approximately 44% of our consolidated 2007 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sources of Supply

        The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Over the last two years, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project cost. We began taking steps early in 2004 to reduce commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effects of unrecovered commodity cost inflation in our project results have been modest, and are reviewed further in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

        Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, McQuay, Trane and York. The major suppliers of building automation control systems are Honeywell, Johnson Controls, Siemens, York, Automated Logic, Novar and Andover Control Corporation. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 4% of consolidated 2007 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2007, we had 6,461 employees. We have collective bargaining agreements covering 6 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per 100 employees per year, also known as the OSHA recordable rate, was 3.20 during 2007. This level was 56% better than the most recently published OSHA rate for our industry. We have improved our OSHA recordable rate every year since we first began tracking it nine years ago.

Risk Management, Insurance and Litigation

        The primary risks in our operations are bodily injury, property damage and workers' compensation injuries. We retain the risk for worker's compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages utilizing the assistance of an actuary to project the extent of these obligations.

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.2 million for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense is included in "Costs of Services" and the accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

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

Executive Officers

        We have five executive officers.

        William F. Murdy, age 66, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

        Thomas N. Tanner, age 59, has served as our Executive Vice President and Chief Operating Officer since May 2005, was our Senior Vice President and Chief Operating Officer from June 2004 to May 2005, and served as Senior Vice President, Operations from January 2004 to May 2004. From May 2001 to December 2003, Mr. Tanner was our East Region Vice President and from May 1999 to May 2001 was our East Region Controller. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

        William George, age 43, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 42, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 35, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, TX office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

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

        Our contract prices are established largely upon estimates and assumptions, which include assumptions about future economic conditions, prices and availability of labor, equipment and materials and other factors outside our control. If these estimates prove to be inaccurate or circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, fluctuations in cost of raw materials, or our suppliers' or subcontractors' inability to perform, cost overruns may occur, and we could experience reduced profits or a loss for the project. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot be certain that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us as well as damaging our reputation within our industry and our customer base.

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

        Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are effectively self-insured for substantially most of our claims. We actuarially determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (Worker's Compensation, General Liability and Auto Liability). The determination of such claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based upon known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses and we believe such accruals to be adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits.

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

        We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that such future acquisitions will not be dilutive to earnings or disruptive to the payment of a shareholder dividend. To the extent that we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to:

  •
  the assumption of material liabilities (including for environmental-related costs);

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations;

  •
  the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and

  •
  we may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

        The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

Our common stock, which is listed on the New York Stock Exchange, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

        The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry generally; (iv) general conditions in our customers' industries; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors' view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

        The growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

Our earnings have previously been negatively impacted by goodwill impairment charges. Earnings for future periods may be further affected by additional impairment charges.

        When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Also in 2001, the FASB issued SFAS No. 142, which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. Additionally, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. At some future date we may determine that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

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

        Our certificate of incorporation authorizes our Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

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

ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2. Properties

        We lease the real property and buildings from which we operate. Our facilities are located in over twenty-five states and Puerto Rico and consist of offices, shops, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider owning properties where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

        We lease our executive and administrative offices in Houston, Texas.

ITEM 3. Legal Proceedings

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
First Quarter, 2006	$13.66	$8.88	$0.035
Second Quarter, 2006	$15.72	$11.82	$0.035
Third Quarter, 2006	$14.50	$11.42	$0.035
Fourth Quarter, 2006	$14.08	$10.42	$0.035
First Quarter, 2007	$14.00	$11.73	$0.035
Second Quarter, 2007	$14.54	$11.75	$0.035
Third Quarter, 2007	$18.30	$12.14	$0.035
Fourth Quarter, 2007	$15.54	$10.90	$0.045

        As of February 25, 2008, there were approximately 436 stockholders of record of our Common Stock, and the last reported sale price on that date was $11.38 per share.

        We expect to continue paying cash dividends quarterly although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement limits the amount of dividends we can pay at any time that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA exceeds 1.0.

        The following Corporate Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., The S&P 500 Index
And the Russell 2000 Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2007, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-April 30	—	$—	—	1,000,000
May 1-May 31	10,000	$13.80	10,000	990,000
June 1-June 30	3,400	$13.48	13,400	986,600
July 1-July 31	25,100	$13.16	38,500	961,500
August 1-August 31	126,700	$14.18	165,200	834,800
September 1-September 30	96,100	$14.35	261,300	738,700
October 1-October 31	2,100	$14.17	263,400	736,600
November 1-November 30	419,600	$12.56	683,000	718,200
December 1-December 31	176,900	$11.67	859,900	541,300

	859,900	$12.87	859,900	541,300

ITEM 6. Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$732,025	$767,358	$892,549	$1,056,525	$1,109,534
Operating income(a)	$5,907	$24,089	$1,065	$44,522	$49,871
Income (loss) from continuing operations	$(807)	$13,679	$(14,869)	$28,717	$32,466
Discontinued operations—
Operating results, net of tax	$438	$(3,447)	$(1,309)	$(203)	$—
Estimated gain (loss) on disposition, including tax	$(5,210)	$481	$9,952	$210	$—
Net income (loss)	$(5,579)	$10,713	$(6,226)	$28,724	$32,466
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$(0.02)	$0.36	$(0.38)	$0.71	$0.80
Discontinued operations—
Income (loss) from operations	0.01	(0.09)	(0.03)	(0.01)	—
Estimated gain (loss) on disposition	(0.14)	0.01	0.25	0.01	—

Net income (loss)	$(0.15)	$0.28	$(0.16)	$0.71	$0.80

Diluted—
Income (loss) from continuing operations	$(0.04)	$0.35	$(0.38)	$0.70	$0.79
Discontinued operations—
Income (loss) from operations	0.01	(0.09)	(0.03)	(0.01)	—
Estimated gain (loss) on disposition	(0.14)	0.01	0.25	0.01	—

Net income (loss)	$(0.17)	$0.27	$(0.16)	$0.70	$0.79

Cash dividends per share	—	—	$0.025	$0.140	$0.150

BALANCE SHEET DATA:
Working capital	$93,003	$106,478	$130,915	$158,811	$168,930
Total assets	$351,110	$383,116	$408,683	$461,765	$547,067
Total debt, excluding discount	$10,394	$8,822	$—	$—	$1,500
Total stockholders' equity	$200,660	$216,597	$213,523	$242,714	$262,578

(a)
Included in operating income are goodwill impairment charges of $2.7 million, $0.6 million and $33.9 million for 2003, 2004 and 2005. There are no goodwill impairment charges for 2006 and 2007.

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

        As of December 31, 2007, we had 4,040 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2007, we had four projects in process with a contract price of between $15 and $26 million, 14 projects between $10 million and $15 million, 55 projects between $5 million and $10 million, and 216 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,113.0 million of aggregate contract value as of December 31, 2007, or approximately 63%, out of a total contract value for all projects in progress of $1,757.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and was strong during 2006 and 2007. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under "Results of Operations" below.

        As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding is now zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last nine calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry since 2004. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2008 will be on internal execution and margin improvement, rather than on revenue growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

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

  Percentage of Completion Method of Accounting

        Approximately 86% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs ("cost to cost method"). More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

  Recoverability of Goodwill

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

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. These reporting units are tested for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit is estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involve future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

        We recorded a goodwill impairment charge of $33.9 million in operating results during the fourth quarter of 2005. During 2005, we experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge was recognized in 2005 for reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany. We did not have a goodwill impairment charge in 2006 and 2007.

Results of Operations (in thousands):

Table 1—Historical Results

	Year Ended December 31,
	2005		2006		2007
Revenues	$892,549	100.0%	$1,056,525	100.0%	$1,109,534	100.0%
Cost of services	744,407	83.4%	885,508	83.8%	912,471	82.2%

Gross profit	148,142	16.6%	171,017	16.2%	197,063	17.8%
Selling, general and administrative expenses	113,285	12.7%	126,620	12.0%	147,158	13.3%
Goodwill impairment	33,877	3.8%	—	—	—	—
(Gain) loss on sale of assets	(85)	—	(125)	—	34	—

Operating income	1,065	0.1%	44,522	4.2%	49,871	4.5%
Interest income (expense), net	(323)	—	1,969	0.2%	2,670	0.2%
Other income	107	—	100	—	5	—
Write-off of debt costs	(870)	(0.1%)	—	—	—	—

Income (loss) before income taxes	(21)	—	46,591	4.4%	52,546	4.7%
Income tax expense	14,848		17,874		20,080

Income (loss) from continuing operations	(14,869)	(1.7%)	28,717	2.7%	32,466	2.9%
Discontinued operations—
Operating loss, net of tax	(1,309)		(203)		—
Estimated gain on disposition, including tax	9,952		210		—

Net income (loss)	$(6,226)		$28,724		$32,466

Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items

        The following table presents information excluding write-off of debt costs and goodwill impairment charges. We have included this table because we believe it offers an additional view of the core results of our continuing operations in a way we find useful in managing these operations, and in a way which also responds to frequent questions we receive about the Company from third parties. However, this presentation of operating results is not in accordance with generally accepted accounting principles, and should not be considered an alternative to income as determined under generally accepted accounting principles and presented above in Table 1—Historical Results. In particular, impairment charges under the goodwill accounting rules are generally expected to occur periodically as goodwill recognized in connection with the acquisition of businesses responds over time to changes in those businesses' markets and operations. We recorded a goodwill impairment charge in 2005.

	Year Ended December 31,
	2005		2006		2007
Income (loss) from continuing operations (after tax)	$(14,869)		$28,717		$32,466
Goodwill impairment (after tax)	33,955		—		—
Write-off of debt costs (after tax)	479		—		—

Income from continuing operations (after tax), excluding goodwill impairment and the write-off of debt costs	$19,565	2.2%	$28,717	2.7%	$32,466	2.9%

Diluted earnings per share—income from continuing operations (after tax), excluding goodwill impairment and the write-off of debt costs	$0.49		$0.70		$0.79

2007 Compared to 2006

        Revenues—Revenues increased $53.0 million, or 5.0% to $1,109.5 million in 2007 compared to 2006. Approximately 2.9% of the increase in revenues related to internal growth and the remaining 2.1% resulted from the acquisitions of Madera Mechanical in March 2007 and Air Systems Engineering in October 2007. The internal growth was from general improvements throughout the United States especially in office buildings (approximately $33.4 million), manufacturing (approximately $25.0 million) and institutions ($24.5 million). We have seen increased activity, primarily in our Florida, Maryland, Arizona, and Colorado operations, partially offset by the planned downsizing of our large multi-family operation based in Texas.

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

        Backlog as of December 31, 2007 was $786.7 million, a 3.9% decrease from September 30, 2007 backlog of $818.5 million, and a 20.3% increase from December 31, 2006 backlog of $653.8 million. The sequential decrease is primarily from our Tennessee, Maryland, Alabama operations as well as our Texas based multi-family operation. Approximately 17.4% of the year-over-year increase in backlog is primarily from our Alabama, Colorado, Wisconsin and Southern California operations, and the remaining 2.9% resulted from our acquisitions of Madera and Air Systems Engineering. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi- family will diminish somewhat in the future.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2007. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry will remain at high levels throughout 2008.

        Along with the indications noted above that industry activity will continue to be at high levels in 2008, there remain the following cautionary factors in the industry environment, each of which is discussed at greater length in the Introduction above. Since HVAC and related installation and replacement decisions are capital decisions usually involving some amount of discretion, they tend to be affected to a greater degree by macroeconomic or geopolitical uncertainty. Negative developments or events in these arenas, should they occur, will likely cause end users to defer HVAC and related spending decisions, thereby reducing our revenues.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to increase revenues.

        While we believe industry activity will continue to be at high levels in 2008, in view of all of the foregoing factors, we may experience modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the US slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

        Gross Profit—Gross profit increased $26.0 million, or 15.2%, to $197.1 million in 2007 compared to 2006. As a percentage of revenues, historical gross profit for 2007 was 17.8%, up from 16.2% in 2006. The increase in gross profit resulted primarily from broad-based improvements in profitability from higher margin projects in a number of our markets as well as improved profitability at our Wisconsin operation (approximately $2.1 million), California operation (approximately $1.5 million) and strong job performance at our Alabama and Northern Georgia operations (approximately $4.9 million). The increase was partially offset by continued underperformance at our large multi-family operation based in Texas (approximately $17.5 million).

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

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $20.5 million, or 16.2% for 2007 as compared to 2006. As a percentage of revenues, SG&A increased from 12.0% in 2006 to 13.3% in 2007. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, and increase in the number of selling and overhead personnel for new or expanded service operations and the acquisition and start-up of new operations.

        Interest Income, Net—Interest income, net was $2.0 million in 2006 and $2.7 million in 2007. The increase in interest income is due to interest income earned from higher cash balances in the current year. See "Liquidity and Capital Resources" for a detail of the components of interest income (expense), net for 2006 and 2007.

        Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2007 was 38.2%, as compared to 38.4% in 2006. Historically, our effective tax rate was generally higher than statutory (federal and state) rates because of the effect of certain expenses that were not deductible for tax purposes. However, in the current year, the increase in the deduction for certain of our construction-related activities (discussed further below) and our tax-exempt interest income has allowed our effective tax rate to be lower than statutory rates. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate is primarily due to an increase in the production activity deduction from 3% in 2006 to 6% in 2007 and a change in expected tax expense in a certain jurisdiction. We currently estimate that our effective tax rate for 2008 will be between 38% and 40%.

  Discontinued Operations—

        Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax losses of this company of $1.5 million and $0.2 million, for 2005 and 2006, respectively, have been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million for 2005 has been reported in discontinued operations under "Operating loss, net of income tax benefit." The gain recognized during 2005 on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under "Estimated gain on disposition, including income taxes." During the fourth quarter of 2006, we recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables.

        Outlook—Although there is uncertainty as to the overall economy for 2008, we believe that activity for our industry will continue to be at reasonably high levels in 2008 and we are encouraged by our current level of backlog. Our primary emphasis for 2008 will continue to be on margin improvement rather than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2007 as well as on intensified project and service performance training at the unit level. During 2007, our large multi-family operation based in Texas had an operating loss of approximately $20 million. We have changed the management of this operation, and have made decisions to exit certain activities and geographic markets where we believe we cannot be profitable at a level to compensate for the associated operating risks. Based on these margin improvement efforts (especially with our large multi-family operation based in Texas), our increased level of backlog as compared to prior year and on our perception regarding economic conditions for our industry over the coming year, we expect that our 2008 profitability will improve as compared to our 2007 results.

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

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $13.3 million, or 11.8% for 2006 as compared to 2005. This is primarily due to an increase in the number of overhead personnel to manage internal growth. As a percentage of revenues, SG&A declined from 12.7% in 2005 to 12.0% in 2006. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth.

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

        Interest Income (Expense), Net—Interest expense, net was $0.3 million in 2005 and interest income, net was $2.0 million in 2006. The decrease in interest expense, net is a result of payments on the term loan throughout 2005 thereby having no debt outstanding in 2006, and the increase in interest income is due to interest income earned from higher cash balances in the current year. See "Liquidity and Capital Resources" for a detail of the components of interest income (expense), net for 2005 and 2006.

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

  Discontinued Operations—

        Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax losses of this company of $1.5 million and $0.2 million, for 2005 and 2006, respectively, have been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million for 2005 has been reported in discontinued operations under "Operating loss, net of income tax benefit." The gain recognized during 2005 on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under "Estimated gain on disposition, including income taxes." During the fourth quarter of 2006, we recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables.

        Individual Sales of Operating Companies—In 2005, we also sold two small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $1.2 million in 2005, and has been reported in discontinued operations under "Operating loss, net of income tax benefit." The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under "Estimated gain on disposition, including income taxes."

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material effect on our financial position when ultimately resolved. We maintain reserves for these matters, net of amounts receivable from escrow that we believe will ultimately be applied in settling these matters. During the second quarter of 2004, we concluded that the related reserves should be reduced by $0.3 million, net of tax benefit. Additionally, during the fourth quarter of 2004, we reduced these reserves by $0.2 million, net of tax. During the third quarter of 2005, we reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. These amounts are reflected in discontinued operations in 2004 and 2005 in the caption "Estimated gain on disposition, including income tax benefit (expense)."

Liquidity and Capital Resources

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$37,446	$17,734	$83,642
Investing activities	$(6,769)	$17,721	$(18,132)
Financing activities	$(7,660)	$(762)	$(16,165)
Free cash flow:
Cash provided by operating activities	$37,446	$17,734	$83,642
Taxes paid related to the sale of businesses	—	7,020	—
Purchases of property and equipment	(6,188)	(8,113)	(11,088)
Proceeds from sales of property and equipment	696	477	265

Free cash flow	$31,954	$17,118	$72,819

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

        Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customers pay us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year. Accordingly, we believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles.

        For the year ended December 31, 2007, we had free cash flow of $72.8 million as compared to $17.1 million in 2006. This increase is a result of higher profitability and significant working capital efficiency primarily due to lower revenue growth as compared to 2006 primarily in our multi-family operations.

        During 2006, we collected approximately $25.7 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. of $23.8 million and $0.7 million related to the sale of ARC to Mesa Energy Systems, Inc. For the year ended December 31, 2006, we had free cash flow of $17.1 million as compared to $32.0 million in 2005. This decrease resulted primarily from an investment in working capital due to higher activity levels.

        On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. We repurchased 859,900 shares for approximately $11.1 million under our share repurchase program for the year ended December 31, 2007. This share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

        Credit Facility—In June 2005, we entered into a $75.0 million senior credit facility (the "Original Facility") provided by a syndicate of banks. The Original Facility was available for borrowings and letters of credit and was scheduled to expire on June 30, 2009. On February 20, 2007, we amended the credit facility (the "Facility"), increasing the available borrowing capacity to $100.0 million and amending certain covenants. The Facility will expire in February 2012. The Facility is secured by the capital stock of our current and future subsidiaries. As of December 31, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $37.9 million in letters of credit outstanding, and $62.1 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 5.85% as of December 31, 2007. We incurred approximately $0.7 million in financing and professional costs in connection with the arrangement of the Original Facility and the current Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2005	2006	2007
Interest expense on borrowings, and unused commitment fees	$391	$166	$161
Letter of credit fees	389	351	347
Amortization of deferred debt arrangement costs and discount	295	99	107

Total	$1,075	$616	$615

        When a previous credit facility was replaced in 2005, a corresponding amount of deferred debt arrangement costs were written off. This charge of $0.9 million is reported as "Write-off of debt costs" in our consolidated statement of operations for the year ended December 31, 2005.

        Covenant compliance is assessed as of each quarter end. We were in compliance with all of the financial covenants as of December 31, 2007. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$32,466
Income taxes	20,080
Interest income, net	(2,670)
Depreciation and amortization expense	6,853

Credit Facility Adjusted EBITDA	$56,729

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, provided that the Leverage Ratio does not exceed 1.0.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        Note to Former Owner—We issued a subordinated note to the former owner of Air Systems Engineering, Inc. as part of the consideration used to acquire the company. This note had an outstanding balance of $1.5 million as of December 31, 2007. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

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

        The following recaps the future maturities of our contractual obligations as of December 31, 2007 (in thousands):

	Twelve Months Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities—Note to Former Owner	$375	$375	$375	$375	$—	$—	$1,500
Interest payable	$58	$58	$58	$58	$—	$—	$232
Operating lease obligations	$9,601	$7,414	$4,416	$3,329	$2,743	$7,086	$34,589

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on its balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

        As of December 31, 2007 we also have $37.9 million letter of credit commitments, all of which expire in 2008. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While all of these letter of credit commitments expire in 2008, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last nine calendar years, most of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements ("Statement 157")," effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

        In December 2007, the FASB issued Statement No. 141(Revised 2007), "Business Combinations" ("Statement 141(R))." Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. We do not use derivative financial instruments.

        We have limited exposure to changes in interest rates due to our lack of indebtedness for borrowed money under our revolving credit facility. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs under our revolving credit facility. Our debt with fixed interest rates consist of a note to a former owner.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2007:

	Twelve Months Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Fair Value
Fixed Rate Debt	$375	$375	$375	$375	$—	$—	$1,500
Average Interest Rate	6.0%	6.0%	6.0%	6.0%	—	—	6.0%

ITEM 8. Financial Statements and Supplemental Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)." Additionally, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Houston, Texas
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Comfort Systems USA, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Houston, Texas
February 26, 2008

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,286	$139,631
Accounts receivable, less allowance for doubtful accounts of $3,301 and $3,807, respectively	234,763	261,402
Other receivables	5,920	7,255
Inventories	8,762	9,397
Prepaid expenses and other	13,644	14,475
Costs and estimated earnings in excess of billings	23,680	18,463
Assets related to discontinued operations	221	—

Total current assets	377,276	450,623
PROPERTY AND EQUIPMENT, net	15,504	21,442
GOODWILL	62,954	68,621
OTHER NONCURRENT ASSETS	6,031	6,381

Total assets	$461,765	$547,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of note to former owner	—	375
Accounts payable	81,180	90,866
Accrued compensation and benefits	35,058	42,768
Billings in excess of costs and estimated earnings	65,949	104,236
Income taxes payable	734	377
Accrued self-insurance expense	19,618	21,288
Other current liabilities	15,476	21,783
Liabilities related to discontinued operations	450	—

Total current liabilities	218,465	281,693
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTE TO FORMER OWNER, NET OF CURRENT MATURITIES	—	1,125
OTHER LONG-TERM LIABILITIES	586	1,671

Total liabilities	219,051	284,489
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 40,710,003 and 41,123,365 shares issued, respectively	407	411
Treasury stock, at cost, zero and 781,415 shares, respectively	—	(9,973)
Additional paid-in capital	339,589	336,996
Deferred compensation	—	—
Retained earnings (deficit)	(97,282)	(64,856)

Total stockholders' equity	242,714	262,578

Total liabilities and stockholders' equity	$461,765	$547,067

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2006	2007
REVENUES	$892,549	$1,056,525	$1,109,534
COST OF SERVICES	744,407	885,508	912,471

Gross profit	148,142	171,017	197,063
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	113,285	126,620	147,158
GOODWILL IMPAIRMENT	33,877	—	—
(GAIN) LOSS ON SALE OF ASSETS	(85)	(125)	34

Operating income	1,065	44,522	49,871
OTHER INCOME (EXPENSE):
Interest income	752	2,585	3,285
Interest expense	(1,075)	(616)	(615)
Write-off of debt costs	(870)	—	—
Other	107	100	5

Other income (expense)	(1,086)	2,069	2,675

INCOME (LOSS) BEFORE INCOME TAXES	(21)	46,591	52,546
INCOME TAX EXPENSE	14,848	17,874	20,080

INCOME (LOSS) FROM CONTINUING OPERATIONS	(14,869)	28,717	32,466
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $818, $160 and $—	(1,309)	(203)	—
Estimated gain on disposition, including income tax benefit (expense) of $(7,103), $68 and $—	9,952	210	—

NET INCOME (LOSS)	$(6,226)	$28,724	$32,466

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.38)	$0.71	$0.80
Discontinued operations—
Loss from operations	(0.03)	(0.01)	—
Estimated gain on disposition	0.25	0.01	—

Net income (loss)	$(0.16)	$0.71	$0.80

Diluted—
Income (loss) from continuing operations	$(0.38)	$0.70	$0.79
Discontinued operations—
Loss from operations	(0.03)	(0.01)	—
Estimated gain on disposition	0.25	0.01	—

Net income (loss)	$(0.16)	$0.70	$0.79

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	39,298	40,247	40,573

Diluted	39,298	41,146	41,334

DIVIDENDS PER SHARE	$0.025	$0.140	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2004	39,258,913	$393	(24,462)	$(148)	$337,719	$(1,587)	$(119,780)	$216,597
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	650,954	6	114,959	835	2,987	—	—	3,828
Issuance of restricted stock	82,500	1	—	—	574	(575)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(40,797)	(318)	—	—	—	(318)
Forfeiture of unvested restricted stock	(12,500)	—	(50,000)	(372)	(74)	360	—	(86)
Dividends	—	—	—	—	(999)	—	—	(999)
Amortization of deferred compensation	—	—	—	—	60	667	—	727
Other	—	—	300	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(6,226)	(6,226)

BALANCE AT DECEMBER 31, 2005	39,979,867	400	—	—	340,264	(1,135)	(126,006)	213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	(5,674)
Net income	—	—	—	—	—	—	28,724	28,724

BALANCE AT DECEMBER 31, 2006	40,710,003	407	—	—	339,589	—	(97,282)	242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	239,743	2	111,857	1,539	918	—	—	2,459
Issuance of restricted stock	173,619	2	2,246	32	(34)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense	—	—	—	—	2,521	—	—	2,521
FIN 48 adoption		—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	(6,125)	—	—	(6,125)
Share repurchase	—	—	(859,900)	(11,063)	—	—	—	(11,063)
Net income	—	—	—	—	—	—	32,466	32,466

BALANCE AT DECEMBER 31, 2007	41,123,365	$411	(781,415)	$(9,973)	$336,996	$—	$(64,856)	$262,578

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,226)	$28,724	$32,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Estimated gain on disposition of discontinued operations	(9,952)	(210)	—
Write-off of debt costs	870	—	—
Depreciation and amortization expense	4,818	5,266	6,853
Goodwill impairment	33,877	—	—
Bad debt expense	1,769	686	1,523
Deferred tax expense (benefit)	3,336	(887)	(729)
Tax benefit of stock-based compensation expense (pre-Statement 123R)	1,267	—	—
Amortization of debt financing costs	295	99	107
Loss (gain) on sale of assets	(36)	(125)	34
Stock-based compensation expense	519	1,762	2,521
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures— (Increase) decrease in—
Receivables, net	(26,439)	(38,849)	(21,156)
Inventories	1,553	(713)	(345)
Prepaid expenses and other current assets	(1,365)	(435)	(1,266)
Costs and estimated earnings in excess of billings	2,217	(688)	5,847
Other noncurrent assets	(518)	427	473
Increase (decrease) in—
Accounts payable and accrued liabilities	12,028	17,187	20,746
Billings in excess of costs and estimated earnings	19,368	12,509	36,630
Other long-term liabilities	65	1	(62)
Taxes paid related to the sale of businesses	—	(7,020)	—

Net cash provided by operating activities	37,446	17,734	83,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,188)	(8,113)	(11,088)
Proceeds from sales of property and equipment	696	477	265
Proceeds from businesses sold, net of cash sold and transaction costs	1,666	25,737	38
Cash paid for acquisition and intangible assets, net of cash acquired	(2,943)	(380)	(7,347)

Net cash provided by (used in) investing activities	(6,769)	17,721	(18,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(8,822)	—	(734)
Borrowings of other long-term debt	—	—	—
Debt financing costs	(400)	—	(312)
Payments of dividends to shareholders	(999)	(5,674)	(6,125)
Share repurchase	—	—	(11,544)
Excess tax benefit of stock-based compensation	—	2,487	1,247
Proceeds from exercise of options	2,561	2,425	1,303

Net cash used in financing activities	(7,660)	(762)	(16,165)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,017	34,693	49,345
CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	32,576	55,593	90,286

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$55,593	$90,286	$139,631

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 56% of our consolidated 2007 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 44% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2007 revenues: HVAC—78%, plumbing—14%, building automation control systems—3%, and other—5%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid for interest in 2005, 2006 and 2007 was approximately $0.8 million, $0.5 million and $0.5 million, respectively. Cash paid for income taxes for continuing operations in 2005, 2006 and 2007 was approximately $13.0 million, $15.6 million and $20.1 million, respectively. Cash paid for income taxes for discontinued operations in 2005, 2006 and 2007 was approximately $0.1 million, $7.1 million and zero, respectively. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption "Taxes paid related to the sale of business" in the accompanying consolidated statement of cash flows.

  Inventories

        Inventories consist of parts and supplies that we purchase and hold for use in the ordinary course of business and are stated at the lower of cost or market using the first-in, first-out method.

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

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

        Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in "Gain on sale of assets" in the statement of operations.

  Goodwill

        Goodwill represents the excess of the aggregate purchase price paid in acquisitions over the fair value of the net tangible and intangible assets acquired.

  Long-Lived Assets

        Long-lived assets are comprised principally of goodwill, intangible assets, property and equipment, and deferred income tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

  Revenue Recognition

        Approximately 86% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method as provided by American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," ("SOP 81-1") contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs ("cost to cost method"). More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, such costs are measured as incurred, compared to total estimated costs to complete the contract, and a corresponding proportion of contract revenue is recognized. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects are substantially all produced to job specifications and are a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as we incur costs. The schedules for such billings usually do not

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

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

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2006 and 2007 are $61.1 million and $62.8 million, respectively, and are included in accounts receivable.

        The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based upon the creditworthiness of our customers, prior collection history, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to the contract. The receivables are written off when they are deemed to be uncollectible.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

  Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker's compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. Our self-insurance arrangements are further discussed in Note 12 "Commitments and Contingencies."

  Warranty Costs

        We typically warrant labor for the first year after installation on new HVAC systems. We generally warrant labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

  Income Taxes

        We file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, we may not realize all or a portion of the recorded deferred tax assets.

  New Accounting Pronouncements

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("Statement 123R") using the modified-prospective method. See Note 14 "Stock-Based Compensation."

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of SFAS No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations. See Note 10 "Income Taxes."

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements ("Statement 157")," effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We have not determined the effect, if any, the adoption of Statement 157 will have on our financial position and results of operations.

        In December 2007, the FASB issued Statement No. 141(Revised 2007), "Business Combinations" ("Statement 141(R))." Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

  Segment Disclosure

        Our activities are within the mechanical services industry, which is the single industry segment we serve. Under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of SFAS No. 131's aggregation criteria.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with the our goodwill impairment testing.

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 4% of consolidated 2007 revenues.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Summary of Significant Accounting Policies (Continued)

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, receivables from related parties, other receivables, accounts payable, a note to a former owner and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Acquisitions

        On October 1, 2007, we completed the acquisition of Air Systems Engineering, Inc. ("Air Systems"), an HVAC contractor based in Tacoma, Washington. The total consideration paid in this transaction was approximately $5.6 million, comprised of $3.6 million of cash, a contingent payment of $0.3 million, assumed capital lease obligations of $0.2 million and a note payable to the seller for $1.5 million. The consolidated balance sheet of Comfort Systems includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of Air Systems are included in our consolidated financial statements from October 1, 2007 through December 31, 2007.

        On March 9, 2007, we completed the acquisition of Madera Mechanical Company ("Madera"), an HVAC contractor based in Tucson, Arizona. The total consideration paid in this transaction was approximately $5.4 million, comprised of $5.2 million of cash and a contingent payment of $0.2 million. The consolidated balance sheet of Comfort Systems includes a preliminary allocation of the purchase price to the assets acquired and liability assumed based on estimates of fair value. The results of operations of Madera are included in our consolidated financial statements from March 9, 2007 through December 31, 2007.

        On January 17, 2005, we completed the acquisition of Granite State Plumbing & Heating ("Granite"), an HVAC contractor located near Manchester, New Hampshire. This acquisition has increased our presence in the Northeast, specifically in the Boston region and southern New Hampshire. The total consideration paid in this transaction was approximately $2.9 million, comprised entirely of cash, including cash acquired. The fair value of the tangible net assets acquired exceeded the total consideration paid. As a result, the long-term fixed assets of the acquisition were reduced by this excess amount. Our consolidated balance sheet includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of Granite are included in our consolidated financial statements from January 17, 2005 through December 31, 2007.

4. Discontinued Operations

        Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly- owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Discontinued Operations (Continued)

approximately $0.7 million in cash. These assets were sold at book value. The after-tax losses of this company of $1.5 million and $0.2 million for the years ended December 31, 2005 and 2006, respectively, have been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. The gain recognized on the sale of these units was $9.8 million, including tax expense, and was reported in discontinued operations under "Estimated gain on disposition, including income tax benefit (expense)." During the fourth quarter of 2006, we recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. The after-tax income of these companies of $1.3 million in 2005 has been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Individual Sales of Operating Companies—In 2005, we sold two small operating companies in separate transactions and shutdown the operations at another small operating company. The after-tax loss of these companies was $1.2 million in 2005, and has been reported in discontinued operations under "Operating loss, net of income tax benefit." The gain recognized on the sale of these units was $0.1 million, including tax expense, and was reported in discontinued operations under "Estimated gain on disposition, including income taxes."

        Assets and liabilities related to discontinued operations are as follows (in thousands):

	December 31, 2006	December 31, 2007
Accounts receivable, net	$216	$—
Other current assets, net	5	—

Total assets	$221	$—

Accounts payable.	$27	$—
Other current liabilities	423	—

Total liabilities	$450	$—

        Revenues and pre-tax losses related to the operations discontinued in 2005 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Revenues	$37,831	$2,564	$—
Pre-tax loss	$(2,127)	$(363)	$—

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Discontinued Operations (Continued)

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material effect on our financial position when ultimately resolved. We maintain reserves for these matters, net of amounts receivable from escrow that we believe will ultimately be applied in settling these matters. During the third quarter of 2005, we reduced tax reserves by $0.1 million in connection with the resolution of state tax examinations. This is reflected in the caption "Estimated gain on disposition, including income tax benefit (expense)" in 2005.

5. Goodwill and Other Intangible Assets

  Goodwill

        In most businesses we have acquired, the value paid to buy the business was greater than the value of specifically identifiable net assets in the business. Under generally accepted accounting principles, this excess is termed goodwill and is recognized as an asset at the time the business is acquired. It is generally expected that future net earnings from an acquired business will exceed the goodwill asset recognized at the time the business is bought. We do not amortize goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."

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

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregated our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. These reporting units are tested for impairment by comparing the unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Goodwill and Other Intangible Assets (Continued)

cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

        During 2005, we experienced modest revenue growth and improved profitability due to increased industry activity and favorable market conditions. However, the revenue, operating profits and cash flows for certain reporting units were lower than expected despite these favorable market conditions. Primarily based upon this trend, the revenue, earnings and cash flow projections for certain reporting units were revised downward for the next several years as compared to previous projections. As a result, an impairment charge of $33.9 million was recognized in 2005 for these reporting units including operations in San Diego, Houston, Grand Rapids, central Iowa, Birmingham, Buffalo and Albany. We did not have a goodwill impairment charge in 2006 and 2007.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2006	December 31, 2007
Balance at beginning of year	$62,954	$62,954
Goodwill related to sale of operation	—	—
Goodwill related to acquisition of business	—	5,667
Impairment adjustment	—	—

Goodwill balance at end of year	$62,954	$68,621

        As of December 31, 2007, we have accrued contingent payments of approximately $0.5 million related to prior acquisitions.

  Other Intangible Assets

        Other intangible assets consist of the following (dollars in thousands):

		December 31, 2006		December 31, 2007
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	1-7	$758	$(227)	$1,377	$(386)
Backlog	1-2	—	—	680	(345)
Noncompete agreements	5-7	—	—	230	(22)
Tradenames	5-10	—	—	690	(37)

Total		$758	$(227)	$2,977	$(790)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Goodwill and Other Intangible Assets (Continued)

        The intangible assets reflected above are included in "Other Noncurrent Assets" in the consolidated balance sheets. The amounts attributable to customer relationships, noncompete agreements and tradenames are being amortized to selling, general and administrative expenses on a straight-line method over periods from one to ten years. The amounts attributable to backlog are being amortized to cost of sales on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2005, 2006 and 2007 was $13,000, $0.2 million and $0.7 million, respectively.

        At December 31, 2007, future amortization expense of intangible assets are as follows (in thousands):

Year ending December 31—
2008	$708
2009	352
2010	249
2011	249
2012	201
Thereafter	278

Total	$2,037

6. Restructuring Charges

        We recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. We increased our accrual for these remaining lease obligations by $0.3 million in 2005, $0.1 million in 2006 and $34,000 in 2007 based on revised estimates of when and to what extent we believe we can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2005, 2006 and 2007 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2005	$1,281	$273	(a)	$(593)	$961
Year ended December 31, 2006	$961	$88	(a)	$(363)	$686
Year ended December 31, 2007	$686	$34	(a)	$(396)	$324

(a)
These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2006	2007
Transportation equipment	2-7	$8,638	$12,720
Machinery and equipment	3-10	15,218	16,170
Computer and telephone equipment	3-7	14,523	15,949
Buildings and leasehold improvements	3-40	8,588	10,226
Furniture and fixtures	3-10	3,872	4,229

		50,839	59,294
Less—Accumulated depreciation		(35,335)	(37,852)

Property and equipment, net		$15,504	$21,442

        Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $4.2 million, $5.0 million and $6.1 million, respectively.

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2005	2006	2007
Balance at beginning of year	$5,171	$3,538	$3,301
Additions for bad debt expense	1,202	686	1,523
Deductions for uncollectible receivables written off, net of recoveries	(2,835)	(923)	(1,077)
Allowance for doubtful accounts of acquired companies at date of acquisition	—	—	60

Balance at end of year	$3,538	$3,301	$3,807

        Other current liabilities consist of the following (in thousands):

	December 31,
	2006	2007
Accrued warranty costs	$4,313	$5,958
Other current liabilities	8,827	6,896
Accrued backcharges	—	6,181
Accrued sales and use tax	1,104	1,697
Deferred revenue	1,232	1,051

	$15,476	$21,783

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Detail of Certain Balance Sheet Accounts (Continued)

        Contracts in progress are as follows (in thousands):

	December 31,
	2006	2007
Costs incurred on contracts in progress	$1,177,317	$852,233
Estimated earnings, net of losses	256,177	192,412
Less—Billings to date	(1,475,763)	(1,130,418)

	$(42,269)	$(85,773)

Costs and estimated earnings in excess of billings on uncompleted contracts	$23,680	$18,463
Billings in excess of costs and estimated earnings on uncompleted contracts	(65,949)	(104,236)

	$(42,269)	$(85,773)

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2006	2007
Revolving credit facility	$—	$—
Note to former owner	—	1,500

Total debt	—	1,500
Less—current maturities of note to former owner	—	(375)

Total long-term portion of debt	$—	$1,125

        At December 31, 2007, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31—
2008	$375
2009	375
2010	375
2011	375

$1,500

  Revolving Credit Facility

        In June 2005, we entered into a $75.0 million senior credit facility (the "Original Facility") provided by a syndicate of banks. The Original Facility was available for borrowings and letters of credit and was scheduled to expire on June 30, 2009. On February 20, 2007, we amended the credit facility (the "Facility"), increasing the available borrowing capacity to $100.0 million and amending certain covenants. The Facility will expire in February 2012. The Facility is secured by the capital stock

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Long-Term Debt Obligations (Continued)

of our current and future subsidiaries. As of December 31, 2007, the total of the Facility was $100.0 million, with no outstanding borrowings, $37.9 million in letters of credit outstanding, and $62.1 million of credit available.

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders for amounts they fund to honor the letter of credit holder's claim. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of Facility capacity just the same as actual borrowings. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claim is unlikely in the foreseeable future.

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with its lenders, we granted our surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2007 the amount of these assets was approximately $81.0 million.

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with the financial covenants as of December 31, 2007. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$32,466
Income taxes	20,080
Interest income, net	(2,670)
Depreciation and amortization expense	6,853

Credit Facility Adjusted EBITDA	$56,729

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Long-Term Debt Obligations (Continued)

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, provided that the Leverage Ratio does not exceed 1.0.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's debt-to-Credit Facility Adjusted EBITDA covenant, our borrowing capacity under the Facility could be restricted by the lenders.

  Interest Rates and Fees

        We have a choice of two interest rate options for borrowings under the Facility, the Base Rate Option and the Eurodollar Rate Option. Under the Base Rate Option, the interest rate is determined based on the higher of the Federal Funds Rate plus 0.5% or the prime lending rate offered by Citibank, N.A.. Additional margins are then added to the higher of these two rates. These additional margins are determined based on the ratio of our total debt outstanding as of a given quarter end to our "Credit Facility Adjusted EBITDA" for the twelve months ending as of that quarter end, as shown below.

        Under the Eurodollar Rate Option, borrowings bear interest based on designated one to six-month Eurodollar rates that correspond very closely to rates described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Additional margins are then added to LIBOR for borrowings based on the Company's ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

        Letter of credit fees under the Facility are also based on our ratio of debt to Credit Facility Adjusted EBITDA, as shown below.

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Long-Term Debt Obligations (Continued)

from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2007 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	4.75%
Citibank, N.A. Prime Rate	7.25%
Eurodollar Rate Option:
One-month LIBOR	4.60%
Six-month LIBOR	4.60%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Option	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.20%	0.20%	0.25%	0.30%

        We incurred approximately $0.7 million in financing and professional costs in connection with the arrangement of the Original Facility and the current Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to borrowings under the Facility would be approximately 5.85% as of December 31, 2007.

  Interest Expense and Related Charges in Connection with Previous Credit Facilities

        The credit facility that preceded our current one was in place from December 2003 to June 2005. Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2005	2006	2007
Interest expense on borrowings, and unused commitment fees	$391	$166	$161
Letter of credit fees	389	351	347
Amortization of deferred debt arrangement costs	295	99	107

Total	$1,075	$616	$615

        When our previous credit facilities were reduced in size or terminated, corresponding amounts of deferred debt arrangement costs were written off. This charge in the amount of $0.9 million is reported as "Write-off of debt costs" in our consolidated statement of operations for the year ended December 31, 2005.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Long-Term Debt Obligations (Continued)

  Note to Former Owner

        We issued a subordinated note to the former owner of Air Systems Engineering, Inc. as part of the consideration used to acquire the company. This note had an outstanding balance of $1.5 million as of December 31, 2007. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

10. Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Current—
Federal	$9,592	$16,639	$16,910
State and Puerto Rico	2,113	2,122	3,899

	11,705	18,761	20,809

Deferred—
Federal	948	(1,236)	(513)
State and Puerto Rico	2,195	349	(216)

	3,143	(887)	(729)

	$14,848	$17,874	$20,080

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Income tax expense (benefit) at the statutory rate	$(7)	$16,307	$18,391
Changes resulting from—
State income taxes, net of federal tax effect	2,481	1,412	2,172
Increase (decrease) in valuation allowance	131	355	229
Increase (decrease) in contingency reserves	(14)	(419)	62
Non-deductible goodwill impairment	11,857	—	—
Non-deductible expenses	619	289	314
Production activity deduction	(182)	(320)	(975)
Other	(37)	250	(113)

	$14,848	$17,874	$20,080

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Income Taxes (Continued)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2006	2007
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,258	$1,450
Goodwill	3,217	1,492
Accrued liabilities and expenses	11,277	13,894
State net operating loss carryforwards	2,611	2,053
Other	962	1,112

Total deferred income tax assets	$19,325	$20,001

Deferred income tax liabilities—
Property and equipment	(595)	(712)
Long-term contracts	(689)	(2,389)
Intangible assets	—	(456)
Other	(255)	(25)

Total deferred income tax liabilities	(1,539)	(3,582)

Less—Valuation allowance	(2,616)	(2,348)

Net deferred income tax assets	$15,170	$14,071

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2007
Deferred income tax assets—
Prepaid expenses and other	$10,456	$11,229
Other noncurrent assets	4,714	2,842

Total deferred income tax assets	$15,170	$14,071

        As of December 31, 2007, we had $2.1 million of future tax benefits related to $54 million of available state net operating loss carryforwards ("NOLs") which expire between 2008 and 2027. Valuation allowances of $2.0 million and $0.3 million, respectively, have been recorded against net deferred tax assets of state NOLs and certain other net state deferred tax assets. We recorded a decrease in valuation allowances of $0.3 million for the year ended December 31, 2007. A deferred tax asset for state NOLs, net of related valuation allowance, of $0.1 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. We have future tax benefits of $0.1 million related to a capital loss carryover of $0.2 million which

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. Income Taxes (Continued)

expires in 2008 and 2009. A valuation allowance of $0.1 million has been recorded against the net deferred tax asset of the capital loss carryover.

        We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recognized an increase of approximately $40,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. Our liability for unrecognized tax benefits was approximately $0.8 million and $0.9 million, respectively, as of the date of adoption and as of December 31, 2007. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. As of December 31, 2007, approximately $0.4 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $0.2 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $0.8 million unrecognized tax benefit noted above. During the years ended December 31, 2005, 2006 and 2007, we recognized approximately $(0.2) million, $(0.2) million, and $0.1 million in interest and penalties. We had approximately $0.1 million and $0.2 million for the payment of interest and penalties accrued at December 31, 2006 and 2007, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2004 tax year forward and by various state authorities for the 2000 tax year forward.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$568
Additions based on tax positions related to the current year	107
Additions for tax positions of prior years	308
Reductions for tax positions of prior years	(320)
Settlements	—

Balance at December 31, 2007	$663

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of our operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $3.1 million for 2005, $3.3 million for 2006 and $3.9 million in 2007. Of these amounts, approximately $0.3 million and $0.3 million were payable to the plans at December 31, 2006 and 2007, respectively.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2006 and 2007, we

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

11. Employee Benefit Plans (Continued)

had 6 employees who were union members. During 2006, two of our operating locations withdrew from multi-employer pension plans; accordingly, we are subject to unfunded pension plan liability related to these two withdrawals. We have accrued $0.5 million in anticipation of these liabilities as of December 31, 2007. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated. Our contributions to these plans were approximately $0.1 million for 2005 and zero for 2006 and 2007.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2005, 2006 and 2007 was $14.9 million, $14.7 million, and $16.7 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain acquired companies, we entered into various agreements with previous owners to lease land and buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2005, 2006 and 2007 rent expense above are approximately $2.5 million, $2.4 million and $2.5 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2008	$9,601
2009	7,414
2010	4,416
2011	3,329
2012	2,743
Thereafter	7,086

$34,589

  Claims and Lawsuits

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.2 million for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense is included in "Costs of Services" and the accrual is included in "Other Current Liabilities".

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Commitments and Contingencies (Continued)

We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

  Surety

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we are not aware of any losses to our sureties in connection with bonds the sureties have posted on our behalf, and do not expect such losses to be incurred in the foreseeable future.

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and have added another surety to further support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

  Self-Insurance

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

        Our self-insurance arrangements currently are as follows:

          Worker's Compensation—The per-incident deductible for worker's compensation is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker's compensation insurance.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Commitments and Contingencies (Continued)

          Employer's Liability—For employer's liability, the per incident deductible is $250,000. The next layer, $250,000, in excess of $250,000 is covered by the corridor deductible policy explained below. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below).

          General Liability—For general liability, the per incident deductible is $250,000. The next layer, $250,000, in excess of $250,000 is covered by the corridor deductible policy explained below. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below). The corridor deductible does not apply to general liability claims as of November 1, 2007.

          Auto Liability—For auto liability, the per incident deductible is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. We are fully insured for the next $1.5 million of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million.

          Corridor Deductible Policy—Worker's compensation and auto liability claims that exceed $250,000 but are less than $500,000, are subject to the corridor deductible policy. This policy insures 100% of losses that fall in this layer, once aggregate retained losses within this layer reach $500,000.

          Employee Medical—Our deductible for employee group health claims is $300,000 per person, per policy (calendar) year. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

          Our $50 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $50 million of excess loss coverage for each of general liability, employer's liability and auto liability.

13. Stockholders' Equity

  Long-Term Incentive Plans for Employees

        In March 1997, our stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to our directors, employees and consultants. Aggregate options granted under the 1997 Plan may not exceed 13% of the total number of shares of Common Stock outstanding at the time of any grant under the plan. The options we have granted under the 1997 Plan had exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. The options expire after seven years from the date of grant if unexercised. The 1997 Plan expired in March 2007.

        In May 2000, our stockholders approved the 2000 Incentive Plan (the "2000 Plan") which provides for the granting of incentive or non-qualified stock options, restricted stock or performance awards to directors, employees and other persons or entities as approved by the Board of Directors. The options

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Stockholders' Equity (Continued)

we have granted under the 2000 Plan have exercise prices that were equal to the fair market value of the Common Stock on the date of grant, and which become exercisable in four equal annual installments beginning on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised. Under the 2000 Plan, 3.5 million shares were authorized for issuance, of which none remain available for issuance as of December 31, 2007.

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2007, there were 2,768,316 shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

  Non-Employee Directors' Stock Plans

        In March 1997, our stockholders approved the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the Directors' Plan was 500,000 shares. Under the Directors' Plan, each non-employee director was granted options to purchase 10,000 shares at the time of the director's initial election. In addition, each non-employee director was automatically granted options to purchase an additional 10,000 shares at each annual meeting of the stockholders that is more than two months after the date of the director's initial election. All options were granted with an exercise price equal to the fair market value at the date of grant and were immediately vested upon grant. The 1997 Plan expired in March 2007.

        In May 2006, our stockholders approved our 2006 Stock Options/SAR Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 500,000 shares. Outstanding options may be canceled and reissued under terms specified in the plan. As of December 31, 2007, there were 460,000 shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016.

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

        We have never altered the price of any option after its grant.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Stockholders' Equity (Continued)

outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 859,900 shares for the year ended December 31, 2007, at an average price of $12.87 per share.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, warrants and contingently issuable restricted stock.

        Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called "anti-dilutive." Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.1 million shares of Common Stock at prices ranging from $12.75 to $21.125 per share which were outstanding for the year ended December 31, 2006, and options to purchase 0.1 million shares at prices ranging from $13.51 to $21.125 per share which were outstanding for the year ended December 31, 2007, were not included in the computation of diluted EPS because they were anti-dilutive.

        Including options in an EPS calculation for a period in which a loss is reported is also anti-dilutive. Accordingly, because we reported a loss from continuing operations for the year ended December 31, 2005, options to purchase 0.9 million shares of common stock at prices ranging from $1.90 to $21.438 per share were excluded from the computation of diluted EPS because they were anti-dilutive.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2005	2006	2007
Common shares outstanding, end of period(a)	39,737	40,462	40,029
Effect of using weighted average common shares outstanding	(439)	(215)	544

Shares used in computing earnings per share—basic	39,298	40,247	40,573
Effect of shares issuable under stock option plans based on the treasury stock method	—	818	704
Effect of contingently issuable restricted shares	—	81	57

Shares used in computing earnings per share—diluted	39,298	41,146	41,334

(a)
Excludes 242,917, 247,709 and 312,532 shares of unvested contingently issuable restricted stock outstanding as of December 31, 2005, 2006 and 2007 respectively (see Note 14 "Stock-Based Compensation.")

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was recognized in the consolidated statements of operations for the year ended December 31, 2005, except with respect to the amortization of the intrinsic value of restricted stock grants totaling $0.5 million. Options granted under our equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed; accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement 123R, using the modified-prospective-transition method. Results for prior periods have not been restated.

        Total stock-based compensation expense was $1.8 million ($1.1 million after tax or $0.03 per basic share and $0.03 per diluted share) and $2.5 million ($1.6 million after tax or $0.04 per basic share and $0.04 per diluted share) for the years ended December 31, 2006 and 2007, respectively.

        The following table sets forth pro forma information as if compensation expense for the year ended December 31, 2005 had been determined consistent with the requirements of Statement No. 123. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss as reported	$(6,226)
Add: Stock-based compensation included in reported net income, net of tax	337
Less: Compensation expense per Statement 123, net of tax	(1,028)

Pro forma net loss	$(6,917)

Net loss per share—Basic
Net loss per share as reported	$(0.16)
Pro forma net loss per share	$(0.18)
Net loss per share—Diluted
Net loss per share as reported	$(0.16)
Pro forma net loss per share	$(0.18)

        Prior to adopting Statement 123R, we presented the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as operating cash flows in the consolidated statements of cash flows. Statement 123R requires these excess tax benefits to be reported as financing cash flows.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. Stock-Based Compensation (Continued)

Stock Options—

        The following table summarizes activity under our stock option plans:

	2005		2006		2007
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,508,051	$5.49	2,667,863	$4.18	1,933,742	$4.30
Granted	467,500	$6.60	65,000	$12.87	186,550	$12.31
Exercised	(765,913)	$3.34	(653,996)	$3.71	(351,600)	$3.67
Forfeited	(175,750)	$7.79	(93,625)	$6.35	(11,250)	$12.75
Expired	(366,025)	$9.90	(51,500)	$12.73	(10,000)	$13.00

Outstanding at end of year	2,667,863	$4.18	1,933,742	$4.30	1,747,442	$5.18

Options exercisable at end of year	1,795,113		1,448,992		1,375,642

        The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $3.5 million, $6.0 million and $3.4 million, respectively. Stock options outstanding as of December 31, 2007 have a weighted-average remaining contractual term of 5.1 years and an aggregate intrinsic value of $13.4 million. Stock options exercisable as of December 31, 2007 have a weighted-average remaining contractual term of 4.2 years and an aggregate intrinsic value of $12.1 million. As of December 31, 2007, we have 1,720,147 shares that are vested or expected to vest; these shares have a weighted average exercise price of $5.11 per share, have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $13.2 million.

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price
$1.90-2.875	591,392	4.12	$2.31	591,392	$2.31
$3.39-7.94	905,750	4.70	$4.97	720,500	$4.55
$11.94-13.51	238,429	9.08	$12.42	53,750	$12.89
$15.03-21.125	11,871	2.27	$18.14	10,000	$18.72

$1.90-21.125	1,747,442	5.08	$5.18	1,375,642	$4.01

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of Statement 123R, we modified our methods used to determine these assumptions based on the Securities and Exchange Commission's

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. Stock-Based Compensation (Continued)

Staff Accounting Bulletin No. 107. The fair values and the assumptions used for the 2005-2007 grants are shown in the table below:

	2005	2006	2007
Weighted-average fair value per share of options granted	$4.22	$5.53	$5.44
Fair value assumptions:
Expected dividend yield	0.00%	1.09%-1.10%	0.93%-1.17%
Expected stock price volatility	61.23%-63.99%	45%	45%
Risk-free interest rate	3.91%-4.31%	4.81%-4.94%	4.46%-4.68%
Expected term	7 years	5.0-6.3 years	5.5-6.0 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using straight-line vesting over the four-year vesting period. As of December 31, 2007, the unrecognized compensation cost related to stock options was $1.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended December 31, 2007 was $0.7 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2007 and changes for the year ended December 31, 2007:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	484,750	$3.20
Granted	186,550	$5.44
Vested	(288,250)	$2.47
Forfeited	(11,250)	$5.85

Nonvested at December 31, 2007	371,800	$4.81

        We generally issue new shares for stock options and restricted stock, unless treasury shares are available.

Restricted Stock—

        The following table summarizes activity under our restricted stock plans:

Restricted Stock	2005	2006	2007
Unvested at beginning of year	325,000	242,917	156,042
Granted	82,500	45,833	104,454
Vested	(102,083)	(118,333)	(111,042)
Forfeited	(62,500)	(14,375)	—
Expired	—	—	—

Unvested at end of year	242,917	156,042	149,454

        Approximately $0.5 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.4 years. The total fair value of shares vested during year ended December 31, 2007 was $1.1 million. The weighted-average fair value per share of restricted stock shares awarded during 2005, 2006 and 2007 was $5.58, $11.07 and $11.98, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2005, 2006 and 2007 was $0.5 million, $1.5 million and $1.8 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2007 is summarized as follows (in thousands, except per share data):

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. Quarterly Results of Operations (Unaudited) (Continued)

	2007
	Q1	Q2	Q3	Q4
Revenues	$249,640	$280,520	$286,090	$293,284
Gross profit	$36,514	$51,723	$54,298	$54,528
Operating income	$2,156	$16,543	$18,093	$13,079
Income from continuing operations	$1,806	$10,501	$11,478	$8,681
Discontinued operations—
Operating results, net of tax	$—	$—	$—	$—
Estimated gain on disposition, including tax	$—	$—	$—	$—
Net income	$1,806	$10,501	$11,478	$8,681
INCOME PER SHARE:
Basic—
Income from continuing operations	$0.04	$0.26	$0.28	$0.21
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain on disposition	—	—	—	—

Net income	$0.04	$0.26	$0.28	$0.21

Diluted—
Income from continuing operations	$0.04	$0.25	$0.28	$0.21
Discontinued operations—
Income from operations	—	—	—	—
Estimated gain on disposition	—	—	—	—

Net income	$0.04	$0.25	$0.28	$0.21

Cash flow from operations	$(12,828)	$21,224	$17,145	$58,101

        Our quarterly results of operations and the related earnings per share amounts have been restated to reflect the effects of discontinued operations.

        The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16. Subsequent Events

        On February 27, 2008, we announced that the Board of Directors approved an extension of our stock repurchase program to cover an additional 0.7 million shares of our outstanding common stock. Our existing stock repurchase program had previously authorized the repurchase of up to 1.4 million shares of our outstanding common stock. Through February 26, 2008, we had repurchased 1.1 million shares of our common stock at an aggregate price of approximately $13.8 million. This extension of the stock repurchase program will permit us to repurchase up to an additional 1.0 million shares of our

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

16. Subsequent Events (Continued)

currently outstanding common stock beyond what had already been repurchased as of February 26, 2008.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. We expect that the share repurchases will be financed with available cash. The Board may modify, suspend, extend or terminate the program at any time.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

Internal Controls over Financial Reporting

        Management's report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's Attestation Report on the effectiveness of our internal controls over financial reporting can also be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. We will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2007 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. We will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2007 and such information is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this annual report on Form 10-K:

        (1)   Consolidated Financial Statements (Included Under Item 8): Reference is made to the Index to the Consolidated Financial Statements is included on page 39 of this annual report on Form 10-K which index is incorporated herein by reference.

        (2)   Financial Statement Schedules:

          None.

        (3)   Reference is made to the Index of Exhibits beginning on page 79 of this annual report on Form 10-K which index is incorporated herein by reference.

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

Date: February 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY William F. Murdy	Chairman of the Board and Chief Executive Officer	February 27, 2008
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 27, 2008
/s/ FRANKLIN MYERS Franklin Myers	Director	February 27, 2008
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 27, 2008
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 27, 2008
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 27, 2008

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
3.1	—	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	—	Bylaws of Registrant, as amended.	3.3	1998 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	—	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	—	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	—	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.4	333-138377
*10.5	—	Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.5	333-138377
*10.6	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	2006 Form 10-K
*10.7	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	2006 Form 10-K
*10.8	—	Employment Agreement dated June 27, 2000 by and among Comfort Systems USA (Texas), L.P. and William F. Murdy.	10.2	Second Quarter 2000 Form 10-Q
*10.9	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and William George.	10.8	2003 Form 10-K
*10.10	—	Employment Agreement dated January 1, 2004 by and among Comfort Systems USA (Texas), L.P. and Thomas N. Tanner.	10.10	2003 Form 10-K
*10.11	—	Employment Agreement dated December 1, 2003 by and among Comfort Systems USA (Texas), L.P. and Julie S. Shaeff.	10.10	2006 Form 10-K
*10.12	—	Employment Agreement dated January 1, 2006 by and among Comfort Systems USA (Texas), L.P. and Trent T. McKenna.	10.12	2006 Form 10-K
*10.13	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.14	—	Form of Restricted Stock Award Agreement between William F. Murdy and the Company dated March 22, 2002.	10.2	First Quarter 2002 Form 10-Q

10.15	—	Amended and Restated Credit Agreement by and among the Company and Wachovia Bank, N.A., Bank of Texas, N.A., Capital One, N.A. and Certain Financial Institutions dated as of February 20, 2007.	10.1	February 26, 2007 Form 8-K
*10.16	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William F. Murdy.	10.1	Second Quarter 2004 Form 10-Q
*10.17	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to William George.	10.3	Second Quarter 2004 Form 10-Q
*10.18	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Thomas N. Tanner.	10.4	Second Quarter 2004 Form 10-Q
*10.19	—	Restricted Stock Award Agreement dated June 8, 2004 by the Company to Julie S. Shaeff.	10.18	2005 Form 10-K
*10.20	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to William F. Murdy.	10.20	2006 Form 10-K
*10.21	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to William George.	10.21	2006 Form 10-K
*10.22	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Thomas N. Tanner.	10.22	2006 Form 10-K
*10.23	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Julie S. Shaeff.	10.23	2006 Form 10-K
*10.24	—	Restricted Stock Award Agreement dated April 1, 2006 by the Company to Trent T. McKenna.	10.24	2006 Form 10-K
*10.25	—	Form Restricted Stock Award Agreement dated March 28, 2007.	10.25	Filed Herewith
21.1	—	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	—	Consent of Ernst & Young LLP.		Filed Herewith
31.1	—	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	—	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	—	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
32.2	—	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith

*
—Management contract or compensatory plan

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Business
  ITEM 1A. Company Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Table 2—Supplemental Non-GAAP Disclosure—Operating Results of Ongoing Operations Excluding Certain Items
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplemental Data
INDEX TO FINANCIAL STATEMENTS
Management's Report on Internal Control over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COMFORT SYSTEMS USA, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
COMFORT SYSTEMS USA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEMS 11, 12, 13 AND 14.
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX OF EXHIBITS