Form 10-Q
period 2008-03-31
COMFORT SYSTEMS USA INC
filed 2008-05-02
CIK 1035983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        The number of shares outstanding of the issuer's common stock, as of April 29, 2008 was 40,113,654.

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,631	$88,636
Accounts receivable, less allowance for doubtful accounts of $3,807 and $3,488 respectively	261,402	270,717
Other receivables	7,255	9,428
Inventories	9,397	10,863
Prepaid expenses and other	14,475	21,787
Costs and estimated earnings in excess of billings	18,463	22,009

Total current assets	450,623	423,440
PROPERTY AND EQUIPMENT, net	21,442	29,853
GOODWILL	68,621	82,503
IDENTIFIABLE INTANGIBLE ASSETS, net	2,187	14,378
MARKETABLE SECURITIES	—	11,750
OTHER NONCURRENT ASSETS	4,194	2,465

Total assets	$547,067	$564,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of capital lease obligations	—	92
Current maturities of notes to former owners	375	4,709
Accounts payable	90,866	85,030
Accrued compensation and benefits	42,768	31,767
Billings in excess of costs and estimated earnings	104,236	110,547
Income taxes payable	377	7,806
Accrued self-insurance expense	21,288	23,062
Other current liabilities	21,783	22,647

Total current liabilities	281,693	285,660
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES	—	83
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	1,125	9,791
OTHER LONG-TERM LIABILITIES	1,671	3,158

Total liabilities	284,489	298,692
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 781,415 and 949,804 shares, respectively	(9,973)	(11,532)
Additional paid-in capital	336,996	333,563
Accumulated other comprehensive income (loss)	—	(130)
Retained earnings (deficit)	(64,856)	(56,615)

Total stockholders' equity	262,578	265,697

Total liabilities and stockholders' equity	$547,067	$564,389

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
REVENUES	$249,640	$295,705
COST OF SERVICES	213,126	242,285

Gross profit	36,514	53,420
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34,377	40,640
GAIN ON SALE OF ASSETS	(19)	(30)

Operating income	2,156	12,810
OTHER INCOME (EXPENSE):
Interest income	715	936
Interest expense	(164)	(258)
Other	33	106

Other income (expense)	584	784

INCOME BEFORE INCOME TAXES	2,740	13,594
INCOME TAX EXPENSE	934	5,353

NET INCOME	$1,806	$8,241

INCOME PER SHARE:
Basic	$0.04	$0.21
Diluted	$0.04	$0.20
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	40,499	39,839

Diluted	41,303	40,484

DIVIDENDS PER SHARE	$0.035	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006	40,710,003	$407	—	$—	$339,589	$—	$(97,282)	$242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	239,743	2	111,857	1,539	918	—	—	2,459
Issuance of restricted stock	173,619	2	2,246	32	(34)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense	—	—	—	—	2,521		—	2,521
FIN 48 adoption	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	(6,125)	—	—	(6,125)
Share repurchase	—	—	(859,900)	(11,063)	—	—	—	(11,063)
Net income	—	—	—	—	—	—	32,466	32,466

BALANCE AT DECEMBER 31, 2007	41,123,365	411	(781,415)	(9,973)	336,996	—	(64,856)	262,578
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	2,500	30	(17)	—	—	13
Issuance of restricted stock (unaudited)	—	—	171,309	2,252	(2,252)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(4,715)	(46)	—	—	—	(46)
Stock-based compensation expense (unaudited)	—	—	—	—	639	—	—	639
Dividends (unaudited)	—	—	—	—	(1,803)	—	—	(1,803)
Share repurchase (unaudited)	—	—	(337,483)	(3,795)	—	—	—	(3,795)
Net income (unaudited)	—	—	—	—	—	—	8,241	8,241
Unrealized loss on marketable securities (unaudited)	—	—	—	—	—	(130)	—	(130)

BALANCE AT MARCH 31, 2008 (unaudited)	41,123,365	$411	(949,804)	$(11,532)	$333,563	$(130)	$(56,615)	$265,697

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,806	$8,241
Adjustments to reconcile net income to net cash used in operating activities—
Depreciation and amortization expense	1,544	2,540
Bad debt expense	821	79
Deferred tax expense	916	298
Amortization of debt financing costs	26	27
Gain on sale of assets	(19)	(30)
Stock-based compensation expense	488	639
Changes in operating assets and liabilities, net of effects of acquisitions— (Increase) decrease in—
Receivables, net	1,561	6,304
Inventories	(1,462)	(26)
Prepaid expenses and other current assets	(699)	(1,898)
Costs and estimated earnings in excess of billings	950	(2,963)
Other noncurrent assets	202	1,054
Increase (decrease) in—
Accounts payable and accrued liabilities	(16,484)	(17,037)
Billings in excess of costs and estimated earnings	(2,478)	339
Other long-term liabilities	—	1,387

Net cash used in operating activities	(12,828)	(1,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,490)	(2,752)
Proceeds from sales of property and equipment	41	80
Proceeds from businesses sold	32	110
Purchase of marketable securities	—	(18,525)
Cash paid for acquisition and intangible assets, net of cash acquired	(4,455)	(23,218)

Net cash used in investing activities	(6,872)	(44,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	(252)	—
Debt financing costs	(312)	—
Payments of dividends to shareholders	(1,426)	(1,803)
Share repurchase	—	(3,830)
Excess tax benefit of stock-based compensation	237	(15)
Proceeds from exercise of options	205	4

Net cash used in financing activities	(1,548)	(5,644)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,248)	(50,995)

CASH AND CASH EQUIVALENTS, beginning of year	90,286	139,631

CASH AND CASH EQUIVALENTS, end of year	$69,038	$88,636

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 59% of our consolidated 2008 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 41% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2008 revenues to date: HVAC—78%, plumbing—15%, building automation control systems—3%, and other—4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2007 (the "Form 10-K").

        There were no significant changes in our accounting policies during the current period except for the adoption of Financial Accounting Standards Board ("FASB") Statement No. 157, "Fair Value Measurements" ("Statement 157"), as further discussed in Note 3. For a description of our significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

        The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the SEC. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Form 10-K. We believe all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

  Cash Flow Information

        Cash paid for interest for the three months ended March 31, 2007 and 2008 was approximately $0.2 million and $0.1 million, respectively. Cash paid for income taxes for the three months ended March 31, 2007 and 2008 was approximately $1.1 million and $0.7 million, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Segment Disclosure

        Our activities are within the mechanical services industry which is the single industry segment we serve. Under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of SFAS No. 131's aggregation criteria.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

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

        Our effective tax rate is generally higher than the federal statutory rate primarily due to state taxes.

  Financial Instruments

        We consider our marketable securities as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of March 31, 2008. The changes in fair values, net of applicable taxes, are

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity.

  New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements ("Statement 157")," effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. See Note 3.

        In December 2007, the FASB issued Statement No. 141(Revised 2007), "Business Combinations"("Statement 141(R))." Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Fair Value Measurements

        We adopted Statement 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. Statement 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of Statement 157 to the consolidated financial statements.

        Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2008, we held marketable securities that are required to be measured at fair value on a recurring basis. We had no investments in marketable securities as of December 31, 2007.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

3. Fair Value Measurements (Continued)

        As of March 31, 2008, our marketable securities consisted of $18.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality municipal obligations which have AAA ratings or otherwise are backed by AAA rated insurance agencies as of March 31, 2008. In April 2008, we sold $5.8 million of these auction rate securities at face value and an additional $1.0 million has been called; these are classified as current in the consolidated balance sheet. The remaining $11.7 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        Due to recent events in credit markets, the auction events for some of these instruments failed during the first quarter of 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.1 million to accumulated other comprehensive income. Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of March 31, 2008, we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at March 31, 2008 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$18,525	$—	$8,525	$10,000

4. Acquisitions

        On March 3, 2008, we completed the acquisition of Merit Mechanical Services ("Merit"), a full service commercial HVAC company based in Redmond, Washington. The total consideration for this transaction was $6.2 million, comprised of $3.6 million of cash, a note payable to the sellers of $2.0 million, and a holdback of $0.6 million. Additional contingent purchased price ("earn-out"), capped at $2.1 million will be paid if Merit achieves certain profitability targets. Our consolidated balance sheet as of March 31, 2008 includes a preliminary allocation of the purchase price to the assets

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

4. Acquisitions (Continued)

acquired and liabilities assumed based on estimates of fair value. The results of operations of Merit Mechanical are included in our consolidated financial statements from March 4, 2008 through March 31, 2008.

        On February 29, 2008, we completed the acquisition of Riddleberger Brothers ("Riddleberger"), a full service commercial HVAC company based in Mount Crawford, Virginia. The total consideration for this transaction was $34 million, comprised of $23 million of cash and a note payable to the seller for $11 million. Additional contingent purchase price ("earn-out"), capped at $9.0 million will be paid if Riddleberger achieves certain profitability targets. Our consolidated balance sheet as of March 31, 2008 includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of Riddleberger are included in our consolidated financial statements from March 1, 2008 through March 31, 2008.

        On October 1, 2007, we completed the acquisition of Air Systems Engineering, Inc. ("Air Systems"), an HVAC contractor based in Tacoma, Washington. The total consideration paid in this transaction was approximately $5.6 million, comprised of $3.6 million of cash, a contingent payment of $0.3 million, assumed capital lease obligations of $0.2 million and a note payable to the seller for $1.5 million. Our consolidated balance sheets include a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of Air Systems are included in our consolidated financial statements from October 1, 2007 through March 31, 2008.

        On March 9, 2007, we completed the acquisition of Madera Mechanical Company ("Madera"), an HVAC contractor based in Tucson, Arizona. The total consideration paid in this transaction was approximately $5.4 million, comprised of $5.2 million of cash and a contingent payment of $0.2 million. The consolidated balance sheets include an allocation of the purchase price to the assets acquired and liability assumed based on estimates of fair value. The results of operations of Madera are included in our consolidated financial statements from March 9, 2007 through March 31,2008.

        As of March 31, 2008, we had $82.5 million and $14.4 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of our contract backlog, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $68.6 million and $2.2 million, respectively. The increases in goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisitions of Riddleberger and Merit during the first quarter of 2008, pending completion of final valuation and purchase price adjustments. As of March 31, 2008, we have accrued contingent payments of approximately $1.1 million related to prior acquisitions.

5. Restructuring Charges

        We recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations and a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

5. Restructuring Charges (Continued)

recorded in connection with the actions described above. We increased the accrual for these remaining lease obligations by $0.3 million in 2005, $0.1 million in 2006 and $34,000 in 2007, based on revised estimates of when and to what extent we believe we can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by 2009.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2007 and March 31, 2008(in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2007	$686	$34	(a)	$(396)	$324
Three months ended March 31, 2008	$324	$—		$(39)	$285

    (a)
    These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations.

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2007	March 31, 2008
Revolving credit facility	$—	$—
Capital lease obligations	—	175
Notes to former owners	1,500	14,500

Total debt	1,500	14,675
Less—current maturities of capital lease obligations	—	(92)
Less—current maturities of notes to former owners	(375)	(4,709)

Total long-term portion of debt	$1,125	$9,874

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $37.8 million in letters of credit outstanding, and $62.2 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 3.95% as of March 31, 2008. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

6. Long-Term Debt Obligations (Continued)

range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of March 31, 2008.

  Notes to Former Owners

        We issued a subordinated note to the former owner of Merit, as part of the consideration used to acquire the company. This note had an outstanding balance of $2.0 million as of March 31, 2008. This note bears interest, payable annually, at a weighted average interest rate of 6.0%.

        We issued a subordinated note to the former owner of Riddleberger, as part of the consideration used to acquire the company. This note had an outstanding balance of $11.0 million as of March 31, 2008. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

        We issued a subordinated note to the former owner of Air Systems as part of the consideration used to acquire the company. This note had an outstanding balance of $1.5 million as of March 31, 2008. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

7. Commitments and Contingencies

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

        In addition to the matters described above, we have accrued $4.4 million for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

  Surety

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we are not aware of any

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Commitments and Contingencies (Continued)

losses to our sureties in connection with bonds the sureties have posted on our behalf, and do not expect such losses to be incurred in the foreseeable future.

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with its primary surety and have added another surety to further support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

        General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as auto liability noted below).

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

7. Commitments and Contingencies (Continued)

        Auto Liability—For auto liability, the per incident deductible is $250,000. The next layer, $250,000 in excess of $250,000, is covered by the corridor deductible policy explained below. We are fully insured for the next $1.5 million of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million.

        Corridor Deductible Policy—Worker's compensation, employer's liability and auto liability claims that exceed $250,000 but are less than $500,000, are subject to the corridor deductible policy. This policy insures 100% of losses that fall in this layer, once aggregate retained losses within this layer reach $500,000.

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

8. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called "anti-dilutive." Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.1 million shares of Common Stock at prices ranging from $12.75 to $21.125 per share which were outstanding for the three months ended March 31, 2007 and options to purchase 0.4 million shares at prices ranging from $11.94 to $21.125 per share which were outstanding for the three months ended March 31, 2008, were not included in the computation of diluted EPS because they were anti-dilutive.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

(Unaudited)

8. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2008
Common shares outstanding, end of period(a)	40,535	39,703
Effect of using weighted average common shares outstanding	(36)	136

Shares used in computing earnings per share—basic	40,499	39,839
Effect of shares issuable under stock option plans based on the treasury stock method	754	626
Effect of contingently issuable restricted stock	50	19

Shares used in computing earnings per share—diluted	41,303	40,484

    (a)
    Excludes 408,203 and 470,716 shares of unvested contingently issuable restricted stock outstanding as of March 31, 2007 and 2008, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of its outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 337,483 shares for the three months ended March 31, 2008.

9. Subsequent Event

        On April 1, 2008 we completed the acquisition of Conditioned Air Mechanical Services ("Conditioned Air"), a commercial HVAC company based in Phoenix, Arizona. The total consideration for this transaction was $7.0 million, comprised of $5.0 million of cash and a note payable to the seller of $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2007 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        As of March 31, 2008, we had 4,163 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $450,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of March 31, 2008, we had six projects in process with a contract price of between $15 and $30 million, 12 projects between $10 million and $15 million, 46 projects between $5 million and $10 million, and 238 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,136.2 million of aggregate contract value as of March 31, 2008, or approximately 61%, out of a total contract value for all projects in progress of $1,860.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is now zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have added a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last nine calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry since 2004. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2008 will be on internal execution and margins, rather than on revenue growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance. This focus includes significant increases in unit level training.

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

  Recoverability for Goodwill and Identifiable Intangible Assets

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

        SFAS No. 142 also requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

Results of Operations (in thousands):

	Three Months Ended March 31,
	2007		2008
Revenues	$249,640	100.0%	$295,705	100.0%
Cost of services	213,126	85.4%	242,285	81.9%

Gross profit	36,514	14.6%	53,420	18.1%
Selling, general and administrative expenses	34,377	13.8%	40,640	13.7%
Gain on sale of assets	(19)	—	(30)	—

Operating income	2,156	0.9%	12,810	4.3%
Interest income, net	551	0.2%	678	0.2%
Other income	33	—	106	—

Income before income taxes	2,740	1.1%	13,594	4.6%
Income tax expense	934		5,353

Net income	$1,806	0.7%	$8,241	2.8%

        Revenues—Revenues increased $46.1 million, or 18.5% to $295.7 million for the first quarter of 2008 compared to the same period in 2007. Approximately 13.5% of the increase in revenues related to internal growth and the remaining 5.0% resulted from the acquisitions of Air Systems in October 2007, Riddleberger in February 2008, and Merit in March 2008. The internal revenue growth stemmed primarily from increased activity in the nonresidential facilities markets throughout the United States especially in office buildings (approximately $15.5 million) and government facilities (approximately $15.2 million). We have seen increased activity, primarily in our Wisconsin, Arizona, and central Florida operations, resulting from the start-up of several large projects partially offset by the planned downsizing of our large multi-family operation based in Texas.

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

        Backlog as of March 31, 2008 was $811.3 million (including $78.1 million from the acquisitions of Riddleberger and Merit), a 3.1% increase from December 31, 2007 backlog of $786.7 million. Approximately 9.9% of the sequential increase in backlog was related to the acquisitions of Riddleberger and Merit. The internal decrease of 6.8% was primarily related to our Florida, California, and Maryland operations. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family may diminish somewhat in the future.

        Backlog as of March 31, 2008 was $811.3 million (including $85.4 million from the acquisitions of Air Systems, Riddleberger, and Merit), a 15.8% increase from March 31, 2007 backlog of $700.5 million. Approximately 3.6% of the year-over-year increase in backlog is primarily from our Colorado and Alabama operations and the remaining 12.2% resulted from our acquisitions of Air Systems, Riddleberger and Merit.

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

        Gross Profit—Gross profit increased $16.9 million, or 46.3%, to $53.4 million for the first quarter of 2008 as compared to the same period in 2007. $13.7 million of the increase is due to internal growth and the remaining $3.2 million is due to the acquisitions of Air Systems, Riddleberger and Merit. As a percentage of revenues, gross profit for 2008 was 18.1%, up from 14.6% in 2007. The increase in gross profit percentage resulted primarily from improved results at our large multi-family operation based in Texas (approximately $5.1 million), as well as from improved profitability at our Maryland operation ($0.9 million), central Florida operation ($0.5 million) and Arkansas operation ($0.5 million). These increases were partially offset by decreased activity at our California operation ($0.9 million) and job underperformance at our northern Maryland operation (approximately $0.6 million).

        As noted in the Introduction above, we are currently placing a greater emphasis on internal execution and margins than on revenue growth. This includes a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. While we believe these efforts will help us increase gross profits, we cannot assure that this will occur. Further, if we are successful in these efforts, we cannot assure that they will offset adverse industry trends, if such trends occur.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $6.3 million, or 18.2% for the first quarter of 2008 as compared to the same period in 2007. This increase is due to the acquisitions of Air Systems, Riddleberger and Merit, and higher compensation accruals due to strong performance at a number of our locations. As a percentage of revenues, SG&A decreased from 13.8% in 2007 to 13.7% in 2008.

        Interest Income, Net—Interest income, net was $0.6 million and $0.7 million for the first quarter of 2007 and 2008, respectively.

        Income Tax Expense—Our effective tax rate for 2008 was 39.4%, as compared to 34.1% in 2007. The effective tax rate for the first quarter of 2007 is lower than 2008 due to a change in expected tax expense in certain jurisdictions. One component of the increase in the effective tax rate for 2008 is primarily due to an increase in tax reserves. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate that our effective tax rate for 2008 will be between 38% and 40%.

        Outlook—Although there is uncertainty as to the overall economy for 2008, we believe that activity for our industry will continue to be at reasonably high levels in 2008 and we are encouraged by our current level of backlog. Our primary emphasis for 2008 will continue to be on margins rather than revenue growth. Our ongoing margin efforts include a focus on improving the results of units that incurred losses or subpar income in 2007 as well as on intensified project and service performance training at the unit level. Based on these margin improvement efforts (especially with our large multi-family operation based in Texas), our strong level of backlog as compared to prior year and on our perception regarding economic conditions for our industry over the coming year, we expect that our 2008 profitability will improve as compared to our 2007 results.

Liquidity and Capital Resources:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(12,828)	$(1,046)
Investing activities	$(6,872)	$(44,305)
Financing activities	$(1,548)	$(5,644)
Free cash flow:
Cash used in operating activities	$(12,828)	$(1,046)
Purchases of property and equipment	(2,490)	(2,752)
Proceeds from sales of property and equipment	41	80

Free cash flow	$(15,277)	$(3,718)

        Cash Flow—We define free cash flow as cash provided by operating activities less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies. The negative free cash flow for the three months ended March 31, 2007 and 2008 were funded entirely by existing cash balances.

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

        For the three months ended March 31, 2008, we had negative free cash flow of $3.7 million as compared to negative free cash flow of $15.3 million in 2007. These negative amounts are a result of an investment in working capital due to higher activity levels and the funding of year end compensation accruals.

        As of March 31, 2008, our marketable securities consisted of $18.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have AAA ratings or otherwise are backed by AAA rated insurance agencies as of March 31, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and we expect to continue to do so going forward. Additionally, we expect we will fully realize the principal through either future successful auctions, sales of these securities outside the auction process, the issuers' establishment of different form of financing to replace these securities, or the maturing of the securities. In April 2008, we sold $5.8 million of these auction rate securities at face value and an additional $1.0 million has been called.

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of its outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. We repurchased 337,483 shares for approximately $3.8 million under our share repurchase program for the three months ended March 31, 2008. The share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

        Credit Facility—We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility will expire in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $37.8 million in letters of credit outstanding, and $62.2 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 3.95% as of March 31, 2008. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of March 31, 2008.

        Notes to Former Owners—We issued a subordinated note to the former owner of Merit, as part of the consideration used to acquire the company. This note had an outstanding balance of $2.0 million as of March 31, 2008. This note bears interest, payable annually, at a weighted average interest rate of 6.0%.

        We issued a subordinated note to the former owner of Riddleberger, as part of the consideration used to acquire the company. This note had an outstanding balance of $11.0 million as of March 31, 2008. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

        We issued a subordinated note to the former owner of Air Systems as part of the consideration used to acquire the company. This note had an outstanding balance of $1.5 million as of March 31, 2008. This note bears interest, payable quarterly, at a weighted average interest rate of 6.0%.

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

        The following recaps the future maturities of our contractual obligations as of March 31, 2008 (in thousands):

	Twelve Months Ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities—Notes to former owners	$4,709	$4,709	$4,707	$375	$—	$—	$14,500
Operating lease obligations	$9,423	$6,716	$4,075	$3,267	$2,457	$6,845	$32,783

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

        As of March 31, 2008 we also have $37.8 million letter of credit commitments, of which $37.7 million expire in 2008 and $0.1 million expire in 2009. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2008, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements ("Statement 157")," effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact upon adoption of Statement 157 to the consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141(Revised 2007), "Business Combinations"("Statement 141(R))." Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We are actively involved in monitoring exposure to market risk and continues to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. We do not use derivative financial instruments.

        We have limited exposure to changes in interest rates under our revolving credit facility. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        As of March 31, 2008, our marketable securities consisted of $18.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have AAA ratings or otherwise are backed by AAA rated insurance agencies as of March 31, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we expect that we will be able to liquidate our investment without significant loss in the near future, however, it could take until the final maturity of the underlying notes (up to 26 years) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Recent Sales of Unregistered Securities

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	207,600	$10.73	1,067,500	333,700
February 1—February 29	45,783	$10.96	1,113,283	1,000,000
March 1—March 31	84,100	$12.66	1,197,383	915,900

	337,483	$11.24	1,197,383	915,900

        In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares	Average Price
January 1—January 31	4,715	$9.81
February 1—February 29	—	$—
March 1—March 31	—	$—

	4,715	$9.81

Item 6.    Exhibits

(a) Exhibits.

10.1	Form of Comfort Systems USA, Inc. Letter Agreement with Executives.
10.2	Form of Comfort Systems USA, Inc. Change in Control Agreement.
10.3	Form of Comfort Systems USA, Inc. Executive Severance Policy.
10.4	Form of Comfort Systems USA, Inc. 2006 Equity Incentive Plan Restricted Stock Award Agreement.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
May 1, 2008	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
May 1, 2008	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
May 1, 2008	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer

QuickLinks

COMFORT SYSTEMS USA, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
COMFORT SYSTEMS USA, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data) (Unaudited)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands, Except Share Amounts)
COMFORT SYSTEMS USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
COMFORT SYSTEMS USA, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 (Unaudited)
COMFORT SYSTEMS USA, INC. PART II—OTHER INFORMATION
SIGNATURES