Form 10-Q
period 2008-06-30
COMFORT SYSTEMS USA INC
filed 2008-07-31
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        The number of shares outstanding of the issuer's common stock, as of July 29, 2008 was 39,624,466.

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2007	June 30, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,631	$101,508
Accounts receivable, less allowance for doubtful accounts of $3,807 and $3,541 respectively	261,402	297,762
Other receivables	7,255	5,908
Inventories	9,397	11,851
Prepaid expenses and other	14,475	15,816
Costs and estimated earnings in excess of billings	18,463	25,686

Total current assets	450,623	458,531
PROPERTY AND EQUIPMENT, net	21,442	32,632
GOODWILL	68,621	85,956
IDENTIFIABLE INTANGIBLE ASSETS, net	2,187	14,753
MARKETABLE SECURITIES	—	9,781
OTHER NONCURRENT ASSETS	4,194	2,677

Total assets	$547,067	$604,330

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of notes to former owners	375	1,708
Accounts payable	90,866	104,910
Accrued compensation and benefits	42,768	40,603
Billings in excess of costs and estimated earnings	104,236	117,756
Income taxes payable	377	4,520
Accrued self-insurance expense	21,288	23,242
Other current liabilities	21,783	21,971

Total current liabilities	281,693	314,710
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	1,125	11,125
OTHER LONG-TERM LIABILITIES	1,671	3,558

Total liabilities	284,489	329,393
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 781,415 and 1,291,699 shares, respectively	(9,973)	(16,431)
Additional paid-in capital	336,996	332,521
Accumulated other comprehensive income (loss)	—	(142)
Retained earnings (deficit)	(64,856)	(41,422)

Total stockholders' equity	262,578	274,937

Total liabilities and stockholders' equity	$547,067	$604,330

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
REVENUES	$280,520	$355,097	$530,160	$650,802
COST OF SERVICES	228,797	287,271	441,923	529,556

Gross profit	51,723	67,826	88,237	121,246
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,207	43,363	69,584	84,003
GAIN ON SALE OF ASSETS	(27)	(103)	(46)	(133)

Operating income	16,543	24,566	18,699	37,376
OTHER INCOME (EXPENSE):
Interest income	674	552	1,389	1,488
Interest expense	(145)	(410)	(309)	(668)
Other	24	52	57	158

Other income (expense)	553	194	1,137	978

INCOME BEFORE INCOME TAXES	17,096	24,760	19,836	38,354
INCOME TAX EXPENSE	6,595	9,567	7,529	14,920

NET INCOME	$10,501	$15,193	$12,307	$23,434

INCOME PER SHARE:
Basic	$0.26	$0.38	$0.30	$0.59
Diluted	$0.25	$0.38	$0.30	$0.58
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	40,655	39,634	40,578	39,737

Diluted	41,407	40,359	41,355	40,422

DIVIDENDS PER SHARE	$0.035	$0.045	$0.070	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006	40,710,003	$407	—	$—	$339,589	$—	$(97,282)	$242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	239,743	2	111,857	1,539	918	—	—	2,459
Issuance of restricted stock	173,619	2	2,246	32	(34)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense	—	—	—	—	2,521		—	2,521
FIN 48 adoption	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	(6,125)	—	—	(6,125)
Share repurchase	—	—	(859,900)	(11,063)	—	—	—	(11,063)
Net income	—	—	—	—	—	—	32,466	32,466

BALANCE AT DECEMBER 31, 2007	41,123,365	411	(781,415)	(9,973)	336,996	—	(64,856)	262,578
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	103,750	1,312	(558)	—	—	754
Issuance of restricted stock (unaudited)	—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense (unaudited)	—	—	—	—	2,080	—	—	2,080
Dividends (unaudited)	—	—	—	—	(3,601)	—	—	(3,601)
Share repurchase (unaudited)	—	—	(776,243)	(9,742)	—	—	—	(9,742)
Net income (unaudited)	—	—	—	—	—	—	23,434	23,434
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	89	—	—	89
Unrealized loss on marketable securities (unaudited)	—	—	—	—	—	(142)	—	(142)

BALANCE AT JUNE 30, 2008 (unaudited)	41,123,365	$411	(1,291,699)	$(16,431)	$332,521	$(142)	$(41,422)	$274,937

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,501	$15,193	$12,307	$23,434
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of identifiable intangible assets	220	1,135	341	1,843
Depreciation expense	1,459	2,206	2,882	4,038
Bad debt expense	469	297	1,290	376
Deferred tax expense	346	(19)	1,262	279
Amortization of debt financing costs	27	27	53	54
Gain on sale of assets	(27)	(103)	(46)	(133)
Stock-based compensation expense	771	1,441	1,259	2,080
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Receivables, net	(17,998)	(25,030)	(16,437)	(18,726)
Inventories	346	(737)	(1,116)	(763)
Prepaid expenses and other current assets	2,552	5,830	1,853	2,591
Costs and estimated earnings in excess of billings	(3,442)	(3,319)	(2,492)	(6,282)
Other noncurrent assets	(63)	(1,204)	139	1,191
Increase (decrease) in:
Accounts payable and accrued liabilities	10,437	25,018	(6,047)	7,981
Billings in excess of costs and estimated earnings	15,626	7,209	13,148	7,548
Other long-term liabilities	—	(885)	—	502

Net cash provided by operating activities	21,224	27,059	8,396	26,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,227)	(4,253)	(4,717)	(7,005)
Proceeds from sales of property and equipment	82	37	123	117
Proceeds from businesses sold	6	6	38	116
Sale (purchase) of marketable securities	—	7,575	—	(10,950)
Cash paid for acquisition and intangible assets, net of cash acquired	(5)	(4,667)	(4,460)	(27,885)

Net cash used in investing activities	(2,144)	(1,302)	(9,016)	(45,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	—	(5,233)	(252)	(5,233)
Debt financing costs	—	—	(312)	—
Payments of dividends to shareholders	(1,437)	(1,798)	(2,863)	(3,601)
Share repurchase program and shares received in lieu of tax withholding	(184)	(6,414)	(184)	(10,255)
Excess benefit of stock-based compensation	672	93	909	89
Proceeds from exercise of options	763	467	968	471

Net cash used in financing activities	(186)	(12,885)	(1,734)	(18,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,894	12,872	(2,354)	(38,123)

CASH AND CASH EQUIVALENTS, beginning of year	69,038	88,636	90,286	139,631

CASH AND CASH EQUIVALENTS, end of year	$87,932	$101,508	$87,932	$101,508

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.     Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 59% of our consolidated 2008 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 41% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2008 revenues to date: HVAC 77%, plumbing 16%, building automation control systems 3%, and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

  Cash Flow Information

        Cash paid for interest for the three months ended June 30, 2007 and 2008 was approximately $0.1 million and $0.4 million, respectively. Cash paid for income taxes for the three months ended June 30, 2007 and 2008 was approximately $1.8 million and $9.4 million, respectively. Cash paid for interest for the six months ended June 30, 2007 and 2008 was approximately $0.3 million and

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

2.     Summary of Significant Accounting Policies (Continued)

$0.5 million, respectively. Cash paid for income taxes for the six months ended June 30, 2007 and 2008 was approximately $2.9 million and $10.1 million, respectively.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

2.     Summary of Significant Accounting Policies (Continued)

  Financial Instruments

        We consider our marketable securities as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of June 30, 2008. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity.

  New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. See Note 3.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

3.     Fair Value Measurements (Continued)

        Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of June 30, 2008, we held marketable securities that are required to be measured at fair value on a recurring basis. We had no investments in marketable securities as of December 31, 2007.

        As of June 30, 2008, our marketable securities consisted of $10.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of June 30, 2008. During the second quarter of 2008, we sold $7.6 million of these auction rate securities at face value. An additional $0.9 million has been called; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $9.8 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        Due to recent events in credit markets, the auction events for some of these instruments failed during the first half of 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.1 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of June 30, 2008, we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at June 30, 2008 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$10,731	$—	$950	$9,781

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

4.     Acquisitions

        On October 1, 2007, we completed the acquisition of Air Systems Engineering, Inc., an HVAC company based in Tacoma, Washington. On February 29, 2008, we completed the acquisition of Riddleberger Brothers, a full service commercial HVAC company based in Mount Crawford, Virginia. On March 3, 2008, we completed the acquisition of Merit Mechanical Services, a full service commercial HVAC company based in Redmond, Washington. On April 1, 2008 we completed the acquisition of Conditioned Air Mechanical Services, a commercial HVAC company based in Phoenix, Arizona. We acquired these companies, which were not material individually or in the aggregate, for an aggregate purchase price of $53.0 million. Additional contingent purchase price ("earn-out"), capped at $14.1 million will be paid if certain acquisitions achieve predetermined profitability targets. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

        As of June 30, 2008, we had $86.0 million and $14.8 million, respectively, of goodwill and net identifiable intangible assets (primarily based on the market values of contract backlog, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2007, goodwill and net identifiable intangible assets were $68.6 million and $2.2 million, respectively. The increases in goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2007 were related to the acquisitions of Riddleberger and Merit during the first quarter of 2008 and Conditioned Air during the second quarter of 2008, pending completion of final valuation and purchase price adjustments. As of June 30, 2008, we have accrued contingent payments of approximately $0.7 million related to prior acquisitions.

5.     Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2007	June 30, 2008
Revolving credit facility	$—	$—
Notes to former owners	1,500	12,833

Total debt	1,500	12,833
Less—current maturities of notes to former owners	(375)	(1,708)

Total long-term portion of debt	$1,125	$11,125

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of June 30, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $38.2 million in letters of credit outstanding, and $61.8 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

5.     Long-Term Debt Obligations (Continued)

from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 3.7% as of June 30, 2008. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of June 30, 2008.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.8 million, of which $1.7 million is current, as of June 30, 2008 and bear interest, payable annually, at a weighted average interest rate of 6.0%.

6.     Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition.

        In addition to the matters described above, we have accrued $2.7 million for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

6.     Commitments and Contingencies (Continued)

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and have a second surety to further support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

June 30, 2008

(Unaudited)

6.     Commitments and Contingencies (Continued)

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

          Employee Medical—We have two medical plans. The deductible for employee group health claims is $300,000 per person, per policy (calendar) year for one plan and $150,000 per person, per policy (calendar) year for the other plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

        Our $50 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $50 million of excess loss coverage for each of general liability, employer's liability and auto liability.

7.     Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        Under EPS calculation methods established by generally accepted accounting principles, including the effect of options whose exercise price exceeds the average market price of the Common Stock for a given period would increase calculated EPS. This impact is called "anti-dilutive." Generally accepted accounting principles for determining EPS require that any options or other common stock equivalents whose inclusion in determining EPS would have an anti-dilutive effect be excluded. Accordingly, options to purchase 0.1 million shares of Common Stock at prices ranging from $13.51 to $21.125 per share which were outstanding for the three months ended June 30, 2007 and options to purchase approximately 2,000 shares at $15.03 per share which were outstanding for the three months ended June 30, 2008, were not included in the computation of diluted EPS because they were anti-dilutive. Options to purchase 0.1 million shares at prices ranging from $13.51 to $21.125 per share which were outstanding for the six months ended June 30, 2007, and options to purchase 0.2 million shares at prices ranging from $12.90 to $15.03 per share which were outstanding for the six months ended June 30, 2008, were not included in the computation of diluted EPS because they were anti-dilutive.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

(Unaudited)

7.     Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Common shares outstanding, end of period(a)	40,782	41,123	40,782	41,123
Effect of using weighted average common shares outstanding	(127)	(1,489)	(204)	(1,386)

Shares used in computing earnings per share—basic	40,655	39,634	40,578	39,737
Effect of shares issuable under stock option plans based on the treasury stock method	722	657	737	642
Effect of contingently issuable restricted stock	30	68	40	43

Shares used in computing earnings per share—diluted	41,407	40,359	41,355	40,422

(a)
Excludes 0.3 million and 0.3 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2007 and 2008, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 776,243 shares for the six months ended June 30, 2008. There were 477,140 shares remaining that may be repurchased under the program as of June 30, 2008.

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

        As of June 30, 2008, we had 4,408 projects in process. Our average contract price remained constant at approximately $435,000, and our average project takes six to nine months to complete. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of June 30, 2008, we had seven projects in process with a contract price of between $15 and $30 million, 11 projects between $10 million and $15 million, 50 projects between $5 million and $10 million, and 242 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,186.1 million of aggregate contract value as of June 30, 2008, or approximately 62%, out of a total contract value for all projects in progress of $1,910.5 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Profile and Management of Our Operations

        We manage our 41 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about macroeconomic and geopolitical trends. We have experienced periods of time, such as after the terrorist incidents on September 11, 2001 in the US, and prior to and during the war in Iraq that occurred in early 2003, when uncertainty caused a significant slowdown in decisions to proceed with installation and replacement project work. We believe that the current economic environment remains favorable relative to the activity levels of recent years.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and was strong during 2006 and 2007. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under "Results of Operations" below.

        As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is now zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last nine calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

  Critical Accounting Policies

        In response to the Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded that our most critical accounting policy is our revenue recognition policy. As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included in our Form 10-K.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

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

Results of Operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2008	%	2007	%	2008	%
Revenues	$280,520	100.0%	$355,097	100.0%	$530,160	100.0%	$650,802	100.0%
Cost of services	228,797	81.6%	287,271	80.9%	441,923	83.4%	529,556	81.4%

Gross profit	51,723	18.4%	67,826	19.1%	88,237	16.6%	121,246	18.6%
Selling, general and administrative expenses	35,207	12.6%	43,363	12.2%	69,584	13.1%	84,003	12.9%
Gain on sale of assets	(27)		(103)		(46)		(133)

Operating income	16,543	5.9%	24,566	6.9%	18,699	3.5%	37,376	5.7%
Interest income, net	529	0.2%	142		1,080	0.2%	820	0.1%
Other income	24		52		57		158

Income before income taxes	17,096	6.1%	24,760	7.0%	19,836	3.7%	38,354	5.9%
Income tax expense	6,595		9,567		7,529		14,920

Net income	$10,501	3.7%	$15,193	4.3%	$12,307	2.3%	$23,434	3.6%

        Revenues—Revenues increased $74.6 million, or 26.6% to $355.1 million for the second quarter of 2008 compared to the same period in 2007. Approximately 13.6% of the increase in revenues related to internal growth and the remaining 13.0% resulted from the acquisitions of Air Systems, Riddleberger, Merit, and Conditioned Air. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in healthcare (approximately $10.9 million) and education facilities (approximately $9.3 million) as well as increased activity in lodging and entertainment (approximately $10.4 million). These increases were partially offset by decreased activity in the multi-family markets (approximately $11.7 million). We have seen increased activity, primarily in our Arizona, Alabama, and Southern Maryland operations, resulting from the start-up of several large projects partially offset by decreased activity at our Tennessee and Southern California operations.

        Revenues for the first six months of 2008 increased $120.6 million, or 22.8%, to $650.8 million as compared to the same period in 2007. Approximately 13.6% of the increase in revenues related to internal growth and the remaining 9.2% resulted from acquisitions. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in government (approximately $23.4 million) and healthcare facilities (approximately $15.7 million) as well as increased activity in lodging and entertainment (approximately $20.0 million). These increases were partially offset by decreased activity in the multi-family markets (approximately

$9.5 million). We have seen a broad based increase in activity across most of our operations, with the largest increases occuring in our Arizona, Alabama and Wisconsin operations.

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

        Backlog as of June 30, 2008 was $780.2 million a 3.8% decrease from March 31, 2008 backlog of $811.3 million. The decrease of 3.8% was primarily related to our large multi-family operation based in Texas and our Arizona, and Alabama operations. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family may diminish somewhat in the future.

        On a same store basis, backlog as of June 30, 2008 was $701.1 million, as compared to $720.0 million on June 30, 2007. Same store backlog decreased $18.9 million, or 2.6% primarily related to the decrease of $36.6 million at our large multi-family operation based in Texas, partially offset by increases at our Colorado and Arkansas operations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2007. Based on our backlog and industry forecasts, we expect that activity levels in our industry will remain solid throughout 2008 but may moderate in 2009.

        Along with the indications noted above, there remain the following cautionary factors in the industry environment, each of which is discussed at greater length in the Introduction above. Since HVAC and related installation and replacement decisions are capital decisions usually involving some amount of discretion, they tend to be affected to a greater degree by macroeconomic or geopolitical uncertainty. Negative developments or events in these arenas, should they occur, will likely cause end users to defer HVAC and related spending decisions, thereby reducing our revenues.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

        While we believe industry activity will remain solid throughout 2008, in view of all of the foregoing factors, we may experience modest revenue growth or revenue declines in upcoming periods. In addition, if general economic activity in the U.S. slows significantly from current levels, we may realize decreases in revenue and lower operating margins.

        Gross Profit—Gross profit increased $16.1 million, or 31.1%, to $67.8 million for the second quarter of 2008 as compared to the same period in 2006. $9.1 million of the increase is due to internal growth and the remaining $7.0 million is due to the acquisitions of Air Systems, Riddleberger, Merit, and Conditioned Air. As a percentage of revenues, gross profit for 2008 was 19.1%, up from 18.4% in 2007. The increase in gross profit percentage resulted primarily from improved results at our large multi-family operation based in Texas (approximately $3.6 million), as well as from improved profitability at our Southern Maryland operation (approximately $0.9 million), and at our Alabama operation (approximately $0.6 million). These increases were partially offset by lower profitability margins at our Arizona operation (approximately $2.3 million) and job underperformance at our northern Maryland operation (approximately $1.1 million).

        Gross profit for the first six months of 2008 increased $33.0 million, or 37.4% to $121.2 million, as compared to the same period in 2007. $23.2 million of the increase is due to internal growth and the remaining $9.8 million is due to the acquisitions of Air Systems, Riddleberger, Merit, and Conditioned Air. As a percentage of revenues, historical gross profit for the first six months of 2008 was 18.6%, up from 16.6% for the first six months of 2007. The increase in gross profit percentage for the first six months of 2008 resulted primarily from improved results at our large multi-family operation based in Texas (approximately $8.8 million), as well as improved profitability at our Florida operation (approximately $0.9 million) and at our Alabama operation (approximately $0.9 million). These increases were partially offset by lower profitability margins at our Arizona operation (approximately $2.3 million) and at our Southern California operation (approximately $1.3 million).

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

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $8.2 million, or 23.2% for the second quarter of 2008 as compared to the same period in 2007. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations and the acquisition and start-up of new operations. As a percentage of revenues, SG&A declined from 12.6% in 2007 to 12.2% in 2008. This decrease is consistent with our effort to control our SG&A expenses as we experience internal revenue growth. SG&A increased $14.4 million, or 20.7%, to $84.0 million for the first six months ended June 30, 2008 as compared to the same period in 2007. This increase is due to the factors noted above and our acquisitions of Air Systems, Riddleberger, Merit and Conditioned Air. As a percentage of revenues, SG&A declined from 13.1% for the first six months of 2007 to 12.9% for the first six months of 2008.

        Interest Income, Net—Interest income, net was $0.5 million and $0.1 million for the second quarter of 2007 and 2008, respectively. Interest income, net was $1.1 million and $0.8 million for the first six months of 2007 and 2008, respectively.

        Income Tax Expense—Our year to date effective tax rate for 2008 was 38.9%, as compared to 38.0% in 2007. The effective tax rate for the second quarter of 2007 is lower than 2008 due to a change in expected tax expense in certain jurisdictions. One component of the increase in the effective tax rate for 2008 is primarily due to an increase in tax reserves. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2008 will be between 38% and 40%.

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

Liquidity and Capital Resources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$21,224	$27,059	$8,396	$26,013
Investing activities	$(2,144)	$(1,302)	$(9,016)	$(45,607)
Financing activities	$(186)	$(12,885)	$(1,734)	$(18,529)
Free cash flow:
Cash used in operating activities	$21,224	$27,059	$8,396	$26,013
Purchases of property and equipment	(2,227)	(4,253)	(4,717)	(7,005)
Proceeds from sales of property and equipment	82	37	123	117

Free cash flow	$19,079	$22,843	$3,802	$19,125

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

        For the three months ended June 30, 2008, we had positive free cash flow of $22.8 million as compared to positive free cash flow of $19.1 million in 2007. For the six months ended June 30, 2008, we had positive free cash flow of $19.1 million, as compared to positive free cash flow of $3.8 million for the first six months of 2007. These increases are a result of increased earnings and improved working capital efficiency primarily due to lower revenue growth as compared to the prior year primarily in our multi-family operations.

        As of June 30, 2008, our marketable securities consisted of $10.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of June 30, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and we expect to continue to do so going forward. Additionally, we expect we will fully realize the principal through either future successful auctions, sales of these securities outside the auction process, the issuers' establishment of different form of financing to replace these securities, or the maturing of the securities. During the second quarter of 2008, we sold $7.6 million of these auction rate securities at face value and an additional $0.9 million has been called.

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. We repurchased 776,243 shares for approximately $9.7 million under our share repurchase program for the six months ended June 30, 2008. There are 477,140 shares remaining that may be repurchased under the program as of June 30, 2008. The share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

        Credit Facility—We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility will expire in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of June 30, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $38.2 million in letters of credit outstanding, and $61.8 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 3.7% as of June 30, 2008. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of June 30, 2008.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.8 million, of which $1.7 million is current, as of June 30, 2008 and bear interest, payable annually, at a weighted average interest rate of 6.0%.

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

        The following recaps the future maturities of our contractual obligations as of June 30, 2008 (in thousands):

	Twelve Months Ended June 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities—Notes to former owners	$1,708	$5,375	$5,375	$375	$—	$—	$12,833
Operating lease obligations	$10,155	$6,562	$4,158	$3,129	$2,559	$6,697	$33,260

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of June 30, 2008 we also have $38.2 million letter of credit commitments, of which $37.5 million expire in 2008 and $0.7 million expire in 2009. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2008, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

New Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact upon adoption of Statement 157 to the consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("Statement 141(R)"). Statement 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141(R) also changes the accounting treatment for certain specific items. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of Statement 141(R) for business combinations on January 1, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. We do not use derivative financial instruments.

        We have limited exposure to changes in interest rates under our revolving credit facility. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2008:

	Twelve Months Ended June 30,
	2009	2010	2011	2012	2013	Thereafter	Fair Value
Fixed Rate Debt	$1,708	$5,375	$5,375	$375	$—	$—	$12,833
Average Interest Rate	6.0%	6.0%	6.0%	6.0%	—	—	6.0%

        As of June 30, 2008, our marketable securities consisted of $10.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of June 30, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an additional impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we expect that we will be able to liquidate our investment without significant loss in the near future, however, it could take until the final maturity of the underlying notes (up to 26 years) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2008 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

COMFORT SYSTEMS USA, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–April 30	51,160	$13.30	1,248,543	864,740
May 1–May 31	220,700	$13.72	1,469,243	644,040
June 1–June 30	166,900	$13.42	1,636,143	477,140

	438,760	$13.56	1,636,143	477,140

        In addition, under our 2006 Equity Incentive Plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld.

During the quarter ended June 30, 2008, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1–April 30	13,297	$13.33
May 1–May 31	16,128	$13.74
June 1–June 30	4,960	$13.76

	34,385	$13.58

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders in Houston, Texas on May 16, 2008, which meeting was duly noticed in the Company's Proxy Statement dated April 9, 2008. All of the Company's incumbent directors were elected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 40,006,252 shares of Common Stock outstanding, William F. Murdy had 36,282,892 shares voted in favor of election, with 1,069,531 withheld. Darcy G. Anderson had 37,219,621 shares voted in favor of election, with 132,802 shares withheld. Herman E. Bulls had 37,080,697 shares voted in favor of election, with 271,726 shares withheld. Alfred J. Giardinelli, Jr. had 37,219,721 shares voted in favor of election, with 132,702 shares withheld. Alan P. Krusi had 37,219,721 shares voted in favor of election, with 132,702 shares withheld. Franklin Myers had 37,080,792 shares voted in favor of election, with 271,631 shares withheld. James H. Schultz had 37,080,597 shares voted in favor of election, with 271,826 shares withheld. Robert D. Wagner, Jr. had 37,218,521 shares voted in favor of election, with 133,902 shares withheld.

        The selection of Ernst & Young LLP as the Company's independent auditors for the year 2007 was ratified by the following vote: 37,287,402 votes for; 39,399 votes against; and 25,621 abstentions.

        The Company's Amended and Restated 2006 Equity Compensation Plan for Non-employee Directors was approved by the following vote: 29,483,677 votes for; 4,049,047 votes against; and 330,344 abstentions.

        The Company's 2008 Senior Management Annual Performance Plan was approved by the following vote: 29,597,856 votes for; 3,590,151 votes against; and 353,029 abstentions.

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

COMFORT SYSTEMS USA, INC.
July 31, 2008	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
July 31, 2008	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
July 31, 2008	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer