Form 10-Q
period 2008-09-30
COMFORT SYSTEMS USA INC
filed 2008-10-30
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        The number of shares outstanding of the issuer's common stock, as of October 28, 2008 was 39,492,141.

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,631	$102,300
Accounts receivable, less allowance for doubtful accounts of $3,807 and $4,696 respectively	261,402	296,014
Other receivables	7,255	6,264
Inventories	9,397	11,396
Prepaid expenses and other	14,475	17,207
Costs and estimated earnings in excess of billings	18,463	25,600

Total current assets	450,623	458,781
PROPERTY AND EQUIPMENT, net	21,442	34,819
GOODWILL	68,621	88,872
IDENTIFIABLE INTANGIBLE ASSETS, net	2,187	18,482
MARKETABLE SECURITIES	—	10,367
OTHER NONCURRENT ASSETS	4,194	3,609

Total assets	$547,067	$614,930

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of notes to former owners	375	1,708
Accounts payable	90,866	96,592
Accrued compensation and benefits	42,768	46,303
Billings in excess of costs and estimated earnings	104,236	116,951
Income taxes payable	377	1,726
Accrued self-insurance expense	21,288	25,251
Other current liabilities	21,783	24,529

Total current liabilities	281,693	313,060
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	1,125	13,125
OTHER LONG-TERM LIABILITIES	1,671	2,843

Total liabilities	284,489	329,028
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 781,415 and 1,244,224 shares, respectively	(9,973)	(15,940)
Additional paid-in capital	336,996	329,451
Accumulated other comprehensive income (loss)	—	(363)
Retained earnings (deficit)	(64,856)	(27,657)

Total stockholders' equity	262,578	285,902

Total liabilities and stockholders' equity	$547,067	$614,930

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
REVENUES	$286,090	$348,635	$816,250	$999,437
COST OF SERVICES	231,792	281,508	673,715	811,064

Gross profit	54,298	67,127	142,535	188,373
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,173	45,434	105,757	129,437
(GAIN) LOSS ON SALE OF ASSETS	32	(183)	(14)	(316)

Operating income	18,093	21,876	36,792	59,252
OTHER INCOME (EXPENSE):
Interest income	864	564	2,253	2,052
Interest expense	(129)	(380)	(438)	(1,048)
Other	(17)	—	40	158

Other income (expense)	718	184	1,855	1,162

INCOME BEFORE INCOME TAXES	18,811	22,060	38,647	60,414
INCOME TAX EXPENSE	7,333	8,295	14,862	23,215

NET INCOME	$11,478	$13,765	$23,785	$37,199

INCOME PER SHARE:
Basic	$0.28	$0.35	$0.59	$0.94
Diluted	$0.28	$0.34	$0.57	$0.92
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	40,731	39,403	40,629	39,625

Diluted	41,479	40,048	41,397	40,296

DIVIDENDS PER SHARE	$0.035	$0.045	$0.105	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006	40,710,003	$407	—	$—	$339,589	$—	$(97,282)	$242,714
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	239,743	2	111,857	1,539	918	—	—	2,459
Issuance of restricted stock	173,619	2	2,246	32	(34)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense	—	—	—	—	2,521		—	2,521
FIN 48 adoption	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock	—	—	—	—	127	—	—	127
Dividends	—	—	—	—	(6,125)	—	—	(6,125)
Share repurchase	—	—	(859,900)	(11,063)	—	—	—	(11,063)
Net income	—	—	—	—	—	—	32,466	32,466

BALANCE AT DECEMBER 31, 2007	41,123,365	411	(781,415)	(9,973)	336,996	—	(64,856)	262,578
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	513,325	6,550	(2,733)	—	—	3,817
Issuance of restricted stock (unaudited)	—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense (unaudited)	—	—	—	—	2,971	—	—	2,971
Dividends (unaudited)	—	—	—	—	(5,387)	—	—	(5,387)
Share repurchase (unaudited)	—	—	(1,138,343)	(14,489)	—	—	—	(14,489)
Net income (unaudited)	—	—	—	—	—	—	37,199	37,199
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	89	—	—	89
Unrealized loss on marketable securities (unaudited)	—	—	—	—	—	(363)	—	(363)

BALANCE AT SEPTEMBER 30, 2008 (unaudited)	41,123,365	$411	(1,244,224)	$(15,940)	$329,451	$(363)	$(27,657)	$285,902

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,478	$13,765	$23,785	$37,199
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of identifiable intangible assets	161	1,458	502	3,301
Depreciation expense	1,537	2,231	4,419	6,269
Bad debt expense	35	1,597	1,325	1,973
Deferred tax expense	284	2,361	1,546	2,640
Amortization of debt financing costs	27	27	80	81
(Gain) loss on sale of assets	32	(183)	(14)	(316)
Stock-based compensation expense	768	891	2,027	2,971
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Receivables, net	(11,879)	11,297	(28,316)	(7,429)
Inventories	(115)	963	(1,231)	200
Prepaid expenses and other current assets	(1,138)	(347)	715	2,244
Costs and estimated earnings in excess of billings	2,011	1,197	(481)	(5,085)
Other noncurrent assets	(107)	(4,313)	32	(3,122)
Increase (decrease) in:
Accounts payable and accrued liabilities	6,550	(5,781)	503	2,200
Billings in excess of costs and estimated earnings	7,501	(3,504)	20,649	4,044
Other long-term liabilities	—	(716)	—	(214)

Net cash provided by operating activities	17,145	20,943	25,541	46,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,109)	(3,773)	(7,826)	(10,778)
Proceeds from sales of property and equipment	73	539	196	656
Proceeds from businesses sold	—	208	38	324
Sale (purchase) of marketable securities, net	—	25	—	(10,925)
Cash paid for acquisition and intangible assets, net of cash acquired	—	(12,513)	(4,460)	(40,398)

Net cash used in investing activities	(3,036)	(15,514)	(12,052)	(61,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	—	(1,432)	(252)	(6,665)
Debt financing costs	—	—	(312)	—
Payments of dividends to shareholders	(1,436)	(1,786)	(4,299)	(5,387)
Share repurchase program and shares received in lieu of tax withholding	(3,504)	(4,747)	(3,688)	(15,002)
Excess benefit of stock-based compensation	313	1,755	1,222	1,844
Proceeds from exercise of options	313	1,573	1,281	2,044

Net cash used in financing activities	(4,314)	(4,637)	(6,048)	(23,166)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,795	792	7,441	(37,331)

CASH AND CASH EQUIVALENTS, beginning of period	87,932	101,508	90,286	139,631

CASH AND CASH EQUIVALENTS, end of period	$97,727	$102,300	$97,727	$102,300

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 56% of our consolidated 2008 revenues to date are attributable to installation of systems in newly constructed facilities, with the remaining 44% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2008 revenues to date: HVAC 77%, plumbing 16%, building automation control systems 3%, and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

  Cash Flow Information

        Cash paid for interest for both the three months ended September 30, 2007 and 2008 was approximately $0.1 million. Cash paid for income taxes for the three months ended September 30, 2007 and 2008 was approximately $8.2 million and $11.7 million, respectively. Cash paid for interest for the nine months ended September 30, 2007 and 2008 was approximately $0.4 million and $0.6 million, respectively. Cash paid for income taxes for the nine months ended September 30, 2007 and 2008 was approximately $11.1 million and $21.8 million, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, fair value of marketable securities, self-insurance accruals, deferred tax assets, warranty accruals, and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

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

  Financial Instruments

        We consider our marketable securities as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of September 30, 2008. The changes in fair values, net of applicable

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

        Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of September 30, 2008, we held marketable securities that are required to be measured at fair value on a recurring basis. We had no investments in marketable securities as of December 31, 2007.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

3. Fair Value Measurements (Continued)

        As of September 30, 2008, our marketable securities consisted of $10.4 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of September 30, 2008. Since April 1, 2008, we sold $7.6 million of these auction rate securities at face value. The marketable securities have been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        Due to recent events in credit markets, the auction events for some of these instruments failed during the first half of 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.4 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of September 30, 2008, we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 as of September 30, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$10,367	$—	$925	$9,442

4. Acquisitions

        We acquired a company based in Tacoma, Washington during the fourth quarter of 2007. We acquired a company based in Mount Crawford, Virginia and a company based in Redmond, Washington during the first quarter of 2008, a company based in Phoenix, Arizona during the second quarter of 2008, a company based in Austin, Texas and a company based in Wilmington, Delaware during the third quarter of 2008. The acquisitions were not material individually or in the aggregate. The total purchase price for these acquisitions was $68.8 million. Additional contingent purchase price ("earn-out") will be paid if certain acquisitions achieve predetermined profitability targets. As of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

4. Acquisitions (Continued)

September 30, 2008, we have accrued contingent payments of approximately $0.7 million related to prior acquisitions.

        Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2007	September 30, 2008
Revolving credit facility	$—	$—
Notes to former owners	1,500	14,833

Total debt	1,500	14,833
Less—current maturities of notes to former owners	(375)	(1,708)

Total long-term portion of debt	$1,125	$13,125

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $32.6 million in letters of credit outstanding, and $67.4 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 5.2% as of September 30, 2008. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of September 30, 2008.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $14.8 million, of which $1.7 million is current as of September 30, 2008 and bear interest, payable annually, at a weighted average interest rate of 5.9%.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

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

        In addition to the matters described above, we have an accrual of $3.2 million as of September 30, 2008 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

6. Commitments and Contingencies (Continued)

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

(Unaudited)

7. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        There were approximately 2,000 and 185,000 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2008, respectively. There were approximately 12,000 and 52,000 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2007, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Common shares outstanding, end of period(a)	40,621	39,532	40,621	39,532
Effect of using weighted average common shares outstanding	110	(129)	8	93

Shares used in computing earnings per share—basic	40,731	39,403	40,629	39,625
Effect of shares issuable under stock option plans based on the treasury stock method	686	571	720	618
Effect of contingently issuable restricted stock	62	74	48	53

Shares used in computing earnings per share—diluted	41,479	40,048	41,397	40,296

(a)
Excludes approximately 313,000 and 348,000 shares of unvested contingently issuable restricted stock outstanding as of September 30, 2007 and 2008, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. On August 18, 2008, the Board approved an extension of our stock repurchase program to cover an additional 775,060 shares of our outstanding common stock.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 1,138,343 shares for the nine months ended September 30, 2008. There were 890,100 shares remaining that may be repurchased under the program as of September 30, 2008.

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

        As of September 30, 2008, we had 4,752 projects in process. Our average contract price remained constant at approximately $425,000, and our average project takes six to nine months to complete. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of September 30, 2008, we had nine projects in process with a contract price of between $15 and $30 million, 12 projects between $10 million and $15 million, 52 projects between $5 million and $10 million, and 257 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,306.6 million of aggregate contract value as of September 30, 2008, or approximately 65%, out of a total contract value for all projects in progress of $2,009.9 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Profile and Management of Our Operations

        We manage our 42 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry from 2004 until the present. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. However, our primary emphasis for 2008 will be on execution and cost control, rather than on growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

Results of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2008	%	2007	%	2008	%
Revenues	$286,090	100.0%	$348,635	100.0%	$816,250	100.0%	$999,437	100.0%
Cost of services	231,792	81.0%	281,508	80.7%	673,715	82.5%	811,064	81.2%

Gross profit	54,298	19.0%	67,127	19.3%	142,535	17.5%	188,373	18.8%
Selling, general and administrative expenses	36,173	12.6%	45,434	13.0%	105,757	13.0%	129,437	13.0%
(Gain) loss on sale of assets	32	—	(183)	(0.1)%	(14)	—	(316)	—

Operating income	18,093	6.3%	21,876	6.3%	36,792	4.5%	59,252	5.9%
Interest income, net	735	0.3%	184	0.1%	1,815	0.2%	1,004	0.1%
Other income (expense)	(17)	—	—	—	40	—	158	—

Income before income taxes	18,811	6.6%	22,060	6.3%	38,647	4.7%	60,414	6.0%
Income tax expense	7,333		8,295		14,862		23,215

Net income	$11,478	4.0%	$13,765	3.9%	$23,785	2.9%	$37,199	3.7%

         Revenues—Revenues increased $62.5 million, or 21.9% to $348.6 million for the third quarter of 2008 compared to the same period in 2007. Approximately 8.0% of the increase in revenues related to internal growth and the remaining 13.9% resulted from acquisitions. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in government (approximately $11.6 million), education (approximately $10.9 million) and healthcare facilities (approximately $7.5 million). These increases were partially offset by decreased activity in the multi-family markets (approximately $11.2 million). We have seen increased activity, primarily at our Florida Panhandle and Wisconsin operations, resulting from the start-up of several large projects partially offset by decreased activity at our Southern Maryland and Georgia operations.

        Revenues for the first nine months of 2008 increased $183.2 million, or 22.4%, to $999.4 million as compared to the same period in 2007. Approximately 11.6% of the increase in revenues related to internal growth and the remaining 10.8% resulted from acquisitions. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in government (approximately $35.0 million) and healthcare facilities (approximately $22.4 million) as well as increased activity in lodging and entertainment (approximately $23.9 million). These increases were partially offset by decreased activity in the multi-family markets (approximately $20.7 million). We have seen a broad based increase in activity across most of our operations, with the largest increases occurring in our Central Arizona, Wisconsin and Central Florida operations.

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

        Backlog as of September 30, 2008 was $804.7 million a 3.1% increase from June 30, 2008 backlog of $780.2 million. On a same store basis, backlog as of September 30, 2008 was $754.0 million, a decrease of 3.4%. This decrease was primarily due to the planned decrease at our large multi-family operation based in Texas. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family may diminish somewhat in the future.

        On a same store basis, backlog as of September 30, 2008 was $686.7 million, as compared to $818.5 million on September 30, 2007. Same store backlog decreased $131.8 million, or 16.1% primarily related to the planned decrease at our large multi-family operation based in Texas, as well as decreases at our Maryland, Alabama and Central Arizona operations. These decreases were partially offset by increases at our Arkansas and New Hampshire operations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2007. Based on our backlog and industry forecasts, we expect that activity levels in our industry will remain solid for the remainder of 2008 but are likely to decrease in 2009, particularly in the area of new construction.

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

         Gross Profit—Gross profit increased $12.8 million, or 23.6%, to $67.1 million for the third quarter of 2008 as compared to the same period in 2007. Approximately 10.7% of the increase is due to internal growth and the remaining 12.9% is due to acquisitions. As a percentage of revenues, gross profit for the third quarter of 2008 was 19.3%, up from 19.0% in 2007. The increase in gross profit percentage resulted primarily from increased profitability at our Central Florida operation (approximately $1.7 million), as well as from improved profitability at our Florida Panhandle operation (approximately $0.6 million), and at our large multi-family operation based in Texas (approximately $0.4 million). These increases were partially offset by lower margins at our combined Arizona operations (approximately $1.7 million).

        Gross profit for the first nine months of 2008 increased $45.8 million, or 32.2% to $188.4 million, as compared to the same period in 2007. Approximately 20.4% of the increase is due to internal growth and the remaining 11.8% is due to acquisitions. As a percentage of revenues, gross profit for the first nine months of 2008 was 18.8%, up from 17.5% for the first nine months of 2007. The increase in gross profit percentage for the first nine months of 2008 resulted primarily from improved results at our large multi-family operation based in Texas (approximately $9.4 million), as well as increased profitability at our Central Florida operation (approximately $2.6 million) and at our Southern Maryland operation (approximately $1.7 million). These increases were partially offset by lower margins at our Southern Arizona operation (approximately $3.4 million) and job underperformance at our Northern Maryland operation (approximately $1.7 million).

         Selling, General and Administrative Expenses ("SG&A")—SG&A increased $9.3 million, or 25.6% for the third quarter of 2008 as compared to the same period in 2007. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations and the acquisition and start-up of new operations. As a percentage of revenues, SG&A increased from 12.6% in 2007 to 13.0% for 2008. SG&A increased $23.7 million, or 22.4%, to $129.4 million for the first nine months of 2008 as compared to the same period in 2007. This increase is due to the factors noted above and acquisitions. As a percentage of revenues, SG&A was 13.0% for the first nine months of both 2007 and 2008.

         Interest Income, Net—Interest income, net was $0.7 million and $0.2 million for the third quarter of 2007 and 2008, respectively. Interest income, net was $1.8 million and $1.0 million for the first nine months of 2007 and 2008, respectively. The net decrease is primarily due to the interest expense associated with notes due to former owners.

         Income Tax Expense—Our year to date effective tax rate for 2008 was 38.4%, as compared to 38.5% in 2007. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2008 will be between 38% and 40%.

         Outlook—We expect profitability for the remainder of 2008 to be similar to or better than our results in the fourth quarter of 2007. We expect that in 2009 activity levels in our industry will decrease as compared to 2008. Our backlog is at reasonably high levels as compared to historical trends. Our primary emphasis for 2009 will be on execution. Our ongoing efforts include a focus on cost controls as well as on intensified project and service performance at the unit level. Based on our level of backlog and on our perception regarding economic conditions for our industry over the coming year, we expect that it will be difficult to improve our profitability in 2009 as compared to our 2008 results.

Liquidity and Capital Resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$17,145	$20,943	$25,541	$46,956
Investing activities	$(3,036)	$(15,514)	$(12,052)	$(61,121)
Financing activities	$(4,314)	$(4,637)	$(6,048)	$(23,166)
Free cash flow:
Cash used in operating activities	$17,145	$20,943	$25,541	$46,956
Purchases of property and equipment	(3,109)	(3,773)	(7,826)	(10,778)
Proceeds from sales of property and equipment	73	539	196	656

Free cash flow	$14,109	$17,709	$17,911	$36,834

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

        For the three months ended September 30, 2008, we had positive free cash flow of $17.7 million as compared to positive free cash flow of $14.1 million in 2007. For the nine months ended September 30, 2008, we had positive free cash flow of $36.8 million, as compared to positive free cash flow of $17.9 million for the first nine months of 2007. These increases are a result of increased earnings and improved working capital efficiency primarily due to lower revenue growth as compared to the prior year primarily in our multi-family operations.

        As of September 30, 2008, our marketable securities consisted of $10.4 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of September 30, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and we expect to continue to do so going forward. Additionally, we expect we will fully realize the principal through either future successful auctions, sales of these securities outside the auction process, the issuers' establishment of different form of financing to replace these securities, or the maturing of the securities. Since April 1, 2008, we sold $7.6 million of these auction rate securities at face value.

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. On August 18, 2008, the Board approved an extension of our stock repurchase program to cover an additional 775,060 shares of our outstanding common stock. We repurchased 1,138,343 shares for approximately $14.5 million under our share repurchase program for the nine months ended

September 30, 2008. There are 890,100 shares remaining that may be repurchased under the program as of September 30, 2008. The share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

         Credit Facility—We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility will expire in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $32.6 million in letters of credit outstanding, and $67.4 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 5.2% as of September 30, 2008. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of September 30, 2008.

         Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $14.8 million, of which $1.7 million is current, as of September 30, 2008 and bear interest, payable annually, at a weighted average interest rate of 5.9%.

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

        The following recaps the future maturities of our contractual obligations as of September 30, 2008 (in thousands):

	Twelve Months Ended September 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities—Notes to former owners	$1,708	$6,375	$6,375	$375	$—	$—	$14,833
Operating lease obligations	$10,507	$7,215	$5,707	$4,736	$3,863	$6,114	$38,142

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of September 30, 2008 we also have $32.6 million letter of credit commitments, of which $31.0 million expire in 2008 and $1.6 million expire in 2009. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2008, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

         Outlook—We have generated positive net free cash flow for the last nine calendar years, including during challenging economic and industry conditions. In addition, we also expect to have significant borrowing capacity under our credit facility. We have substantial uncommitted cash balances which we hold in a range of instruments and institutions all of which we believe are prudent in light of recent financial market developments. In the event that industry conditions curtail our ability to bill or collect for our ongoing services, our cash balances may be affected by the need to fund additional working capital. Nevertheless, we believe that our cash balances and our credit resources will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2008:

	Twelve Months Ended September 30,
	2009	2010	2011	2012	2013	Thereafter	Fair Value
Fixed Rate Debt	$1,708	$6,375	$6,375	$375	$—	$—	$14,833
Average Interest Rate	6.0%	5.8%	5.8%	6.0%	—	—	5.9%

        As of September 30, 2008, our marketable securities consisted of $10.4 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of September 30, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we expect that we will be able to liquidate our investment without significant loss in the foreseeable future, however, it could take until the final maturity of the underlying notes (up to 26 years) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2008 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. On November 16, 2007, the Board approved an extension of our stock repurchase program to cover an additional 401,200 shares of our outstanding common stock. On February 27, 2008, the Board approved an extension of our stock repurchase program to cover an additional 712,083 shares of our outstanding common stock. On August 18,2008, the Board approved an extension of our stock repurchase program to cover an additional 775,060 shares of our outstanding common stock. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 30	229,000	$12.67	1,865,143	248,140
August 1—August 30	99,800	$13.69	1,964,943	923,400
September 1—September 30	33,300	$14.41	1,998,243	890,100

	362,100	$13.11	1,998,243	890,100

        In addition, under our 2006 Equity Incentive Plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld. There were no common shares used to satisfy tax withholding obligations during the third quarter of 2008.

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

COMFORT SYSTEMS USA, INC.
October 30, 2008	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
October 30, 2008	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
October 30, 2008	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer