Form 10-K
period 2008-12-31
COMFORT SYSTEMS USA INC
filed 2009-02-27
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was approximately $523.6 million, based on the $13.44 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2008.

         As of February 24, 2009, 38,628,170 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2008.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of future events Comfort Systems USA, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the use of incorrect estimates for bidding a fixed-price contract, undertaking contractual commitments that exceed our labor resources, failing to perform contractual obligations efficiently enough to maintain profitability; national or regional weakness in construction activity and economic conditions, financial difficulties affecting projects, vendors, customers, or subcontractors, difficulty in obtaining or increased costs associated with bonding and insurance, shortages of labor and specialty building materials, retention of key management, our backlog failing to translate into actual revenue or profits, errors in our percentage-of-completion method of accounting, the result of competition in our markets, seasonal fluctuations in the demand for HVAC systems, the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance, adverse litigation results and other risks detailed in our reports filed with the Securities and Exchange Commission. A further list and description of these risks, uncertainties and other factors are discussed under "Item 1A. Company Risk Factors." These forward-looking statements speak only as of the date of this filing. Comfort Systems USA, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, developments, conditions or circumstances on which any such statement is based.

 PART I

        The terms "Comfort Systems," "we," "us," or "the Company" refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 42 operating units in 67 cities and 74 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as plumbing and electrical service. Approximately 99% of our consolidated 2008 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 57% of our revenues were attributable to installation services in newly constructed facilities and 43% were attributable to maintenance, repair and replacement services. Our consolidated

2008 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	77%
Plumbing	16%
Building Automation Control Systems	3%
Other	4%

Total	100%

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

Industry Overview

        We believe that the commercial, industrial, and institutional HVAC industry has historically generated annual revenues in excess of $40 billion. HVAC systems are necessary to virtually all commercial, industrial and institutional buildings as well as homes. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a building's operating costs and improves air quality and HVAC system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many facility owners to consider replacing older systems before the end of their functioning lives.

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

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 57% of our revenues in 2008, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 43% of our 2008 revenues.

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

        Attract, Retain and Invest in our Employees.    We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the past few years we have made substantial investments in training, including programs for project managers, field superintendents, service managers, sales managers, estimators, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

        Focus on Commercial, Industrial and Institutional Markets.    We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction. Although we plan to continue our involvement in multi-family work, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. Approximately 99% of our consolidated 2008 revenues were derived from commercial, industrial, and institutional customers and large multi-family residential projects.

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

        Maintain a Diverse Customer, Geographic and Project Base.    We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2008 by end-use sector was as follows:

Education	17%
Multi-Family	14%
Manufacturing	13%
Office Buildings	13%
Healthcare	12%
Government	11%
Retail/Restaurants	8%
Lodging and Entertainment	5%
Other	3%
Religious/Not for profit	2%
Distribution	1%
Residential	1%

Total	100%

        Approximately 87% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2008, we had 4,294 projects in process with an aggregate contract value of approximately $2,024.0 million. Our average project takes six to nine months to complete, with an average contract price of approximately $475,000. This relatively small average project size, when taken together with the approximately 13% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2008, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,942	$572.5
$1 million - $5 million	262	629.7
$5 million - $10 million	64	445.8
$10 million - $15 million	18	214.5
$15 million - $27 million	8	161.5

Total	4,294	$2,024.0

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

        We are investing in initiatives to expand the proportion of our revenues that are service based. We are actively concentrating our existing managerial resources on training and hiring experienced employees to procure and profitably perform service work. In some locations we have added service capability, and we believe our investments and efforts will stimulate growth in all aspects of the commercial HVAC and service and repair business.

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

        Installation Services.    Our installation business related to newly constructed facilities, which comprised approximately 57% of our consolidated 2008 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $475,000. We also perform larger project work, with 352 contracts in progress at December 31, 2008 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $26.7 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services.    Our maintenance, repair and replacement services comprised approximately 43% of our consolidated 2008 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sources of Supply

        The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Over the last several years, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project cost. We began taking steps early in 2004 to reduce commodity cost exposure. Among these steps were early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effects of unrecovered commodity cost inflation in our project results have been modest, and are reviewed further in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

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

Cyclicality and Seasonality

        Historically, the construction industry has been highly cyclical. As a result, our volume of business will generally be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States during periods of economic weakness.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2008 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2008, we had 6,467 employees. We have collective bargaining agreements covering 5 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per 100 employees per year, also known as the OSHA recordable rate, was 3.69 during 2008. This level was 46% better than the most recently published OSHA rate for our industry.

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

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $5.8 million as of December 31, 2008 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense is included in "Costs of Services" and the accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table shows the remaining backcharges as of December 31, 2008 (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Balance at End of Year
Year ended December 31, 2008	$6,181	$4,133	$(4,476)	$5,838

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

Executive Officers

        We have six executive officers.

        William F. Murdy, age 67, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

        Brian Lane, age 51, has served as our Chief Operating Officer since January 2009, was our Vice President and then Senior Vice President for Region One of the Company from October 2003 to

December 2008. Prior to joining the Company, Mr. Lane spent 15 years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 44, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Thomas N. Tanner, age 60, has served as Executive Vice President since January 2009, and prior to that he was our Chief Operating Officer and Executive Vice President from June 2004 to December 2008. Mr. Tanner served as Senior Vice President from January 2004 to May 2004, as East Region Vice President from May 2001 to December 2003, and as East Region Controller from May 1999 to May 2001. From September 1980 until May 1999, Mr. Tanner was Vice President and Chief Financial Officer of three related companies that were ultimately acquired by Comfort Systems: Armani Plumbing and Mechanical, Inc., Woodcock & Associates, Inc., and abj Fire Protection Co., Inc.

        Julie S. Shaeff, age 43, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 36, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, TX office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

ITEM 1A.    Company Risk Factors

Our business is subject to a variety of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not known to us or not described below, which we have not determined to be material, may also impair our business operations. You should carefully consider the risks described below, together with all the information included in this report. Our business, financial condition and results of operations could be adversely affected by the occurrence of any of these events, which could cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

        Our contract prices are established largely upon estimates and assumptions of our projected costs. These include assumptions about future economic conditions, prices, including commodities prices, and availability of labor, including the costs of providing labor, equipment, materials and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to execute the work cost overruns may occur, and we could experience reduced profits or a loss for projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers' or subcontractors' may fail to perform as expected, or site conditions may be different than we expected. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also be liable for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate as well as damaging our reputation within our industry and our customer base.

Many of the markets we do work in are currently experiencing an economic downturn that may materially and adversely affect our business because our business is dependent on levels of construction activity.

        The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project's lifecycle. We experience the results of economic trends well after an economic cycle begins. Accordingly, we believe that our business has yet to experience many of the adverse effects of the current economic recessionary cycle.

        We cannot predict the severity or length of the current recession. We believe that the current uncertainty about economic conditions caused by the ongoing recession means that many of our customers are likely to postpone spending while credit markets remain, in large part, closed to funding commercial and industrial developments. The industries and markets we operate in have always been and will continue to be vulnerable to these general macroeconomic downturns because they are cyclical in nature. The current recession is causing a drop off in the demand for projects within our markets and industries, which will likely lead to greater price competition as well as decreased revenue and profit. The current recession is also likely to increase economic instability with our vendors, subcontractors, developers, and general contractors, which could cause us greater liability exposure and could result in us not being able to be paid, as well as decreased revenue and profit. Further, to the extent our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys' fees, as well as other professional consultants, and will result in decreased revenue and profit.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

        The revenue projected from our backlog may not be realized, or, if realized, may not result in profits. Projects may remain in our backlog for an extended period of time or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. The revenue projected from our backlog may not be realized or, if realized, may not result in profits.

A significant portion of our business depends on our ability to provide surety bonds. Current difficulties in the financial and surety markets may adversely affect our bonding capacity and availability.

        In the past we have expanded and it is possible we will continue to expand the number of total contract dollars that require an underlying bond. Surety market conditions are currently difficult as a result of significant losses incurred by many surety companies and the current recession. Consequently, less overall bonding capacity is available in the market and terms have become more expensive and restrictive. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we are able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

        A material portion of our revenue is recognized using the percentage-of-completion method of accounting, which results in our recognizing contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Intense competition in our industry could reduce our market share and our profit.

        The markets we serve are highly competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits.

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

        Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

        HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Our failure to comply with these laws and regulations could subject us to substantial fines and potentially the loss of our licenses. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, current difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

        Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (worker's compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based upon known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. In January 2009 our company-wide risk manager left the company, and his former job responsibilities are being shared between several of our officers. If any of the variety of instruments, processes or strategies we utilize to manage our exposure to various types of risk are not effective, which could include a failed transition of the prior risk manager's work duties, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

        Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Insurance market conditions are currently very difficult as a result of significant investment losses incurred by many insurance companies, as well as other effects of the current recession. Consequently, the insurance market is expected to become more expensive and restrictive. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; thus, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces out of our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

        Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project in which we have devoted resources, it could have a material negative effect on our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

        We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites. We also are and are likely to continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or wrong, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Our recent and future acquisitions may not be successful.

        We expect to continue pursuing selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

        We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that any future acquisitions will not dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

  •
  the assumption of material liabilities (including for environmental-related costs);

  •
  failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations, as well as the retention of employees generally;

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

Our common stock, which is listed on the New York Stock Exchange, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may suffer losses.

        The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) changes in securities analysts' estimates of our financial performance or that of our competitors or companies in our industry generally; (iv) general conditions in our customers' industries; (v) general conditions in the securities markets; (vi) our announcements of significant contracts, milestones, acquisitions; (vii) our relationship with other companies; (viii) our investors' view of the sectors and markets in which we operate; and (ix) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

        Our past and any future growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

Goodwill impairment charges have negatively impacted our earnings in the past. Earnings for future periods may be impacted by additional charges for goodwill and intangible assets.

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses.. We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill and other intangible assets with indefinite useful lives are required to be tested at least annually for impairment. We perform a goodwill impairment review in the fourth quarter of every fiscal year. Additionally, we perform a goodwill impairment review whenever events or changes in circumstances indicate that the carrying value of our assets may not be recoverable. The recent recession could potentially cause the carrying value of our assets to be lower than their fair value, resulting in an impairment to goodwill. We may determine at a future date that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and our business.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. Although we have historically complied with Section 404, we may not successfully comply with Section 404 on a timely basis in the future. The failure to comply with Section 404 could harm our financial condition and results of operations.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We now currently own two properties; one of which we acquired through acquisition and one which we formerly leased. Other than these two properties, we lease the real property and buildings from which we operate. Our facilities are located in 29 states and Puerto Rico and consist of offices, shops, fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

        We lease our executive and administrative offices in Houston, Texas.

ITEM 3.    Legal Proceedings

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in our consolidated financial statements. While we cannot predict the outcome of these proceedings, in our opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
First Quarter, 2007	$14.00	$11.73	$0.035
Second Quarter, 2007	$14.54	$11.75	$0.035
Third Quarter, 2007	$18.30	$12.14	$0.035
Fourth Quarter, 2007	$15.54	$10.90	$0.045
First Quarter, 2008	$13.20	$9.78	$0.045
Second Quarter, 2008	$14.09	$12.86	$0.045
Third Quarter, 2008	$15.48	$12.07	$0.045
Fourth Quarter, 2008	$12.95	$6.65	$0.045

        As of February 24, 2009 there were approximately 432 stockholders of record of our Common Stock, and the last reported sale price on that date was $9.48 per share.

        We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement limits the amount of dividends we can pay at any time that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA exceeds 1.0.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., The S&P 500 Index
And The Russell 2000 Index

  *$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

  Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
  www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. The Board approved extensions of the program to cover an additional 401,200 shares on November 16, 2007, 712,083 shares on February 27, 2008, 775,060 shares on August 18, 2008, and 964,316 shares on November 13, 2008. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

        During the year ended December 31, 2008, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	207,600	$10.73	1,067,500	337,000
February 1 - February 29	45,783	$10.96	1,113,283	1,000,000
March 1 - March 31	84,100	$12.66	1,197,383	915,900
April 1 - April 30	51,160	$13.30	1,248,543	864,740
May 1 - May 31	220,700	$13.72	1,469,243	644,040
June 1 - June 30	166,900	$13.42	1,636,143	477,140
July 1 - July 31	229,000	$12.67	1,865,143	248,140
August 1 - August 31	99,800	$13.69	1,964,943	923,400
September 1 - September 30	33,300	$14.41	1,998,243	890,100
October 1 - October 31	452,216	$11.11	2,450,459	437,884
November 1 - November 30	622,200	$8.00	3,072,659	780,000
December 1 - December 31	127,650	$8.22	3,200,309	652,350

	2,340,409	$10.91	3,200,309	652,350

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$767,358	$892,549	$1,056,525	$1,109,534	$1,328,465
Operating income(a)	$24,089	$1,065	$44,522	$49,871	$79,367
Income (loss) from continuing operations	$13,679	$(14,869)	$28,717	$32,466	$49,690
Discontinued operations—
Operating results, net of tax	$(3,447)	$(1,309)	$(203)	$—	$—
Estimated gain (loss) on disposition, including tax	$481	$9,952	$210	$—	$—
Net income (loss)	$10,713	$(6,226)	$28,724	$32,466	$49,690
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$0.36	$(0.38)	$0.71	$0.80	$1.26
Discontinued operations—
Income (loss) from operations	(0.09)	(0.03)	(0.01)	—	—
Estimated gain (loss) on disposition	0.01	0.25	0.01	—	—

Net income (loss)	$0.28	$(0.16)	$0.71	$0.80	$1.26

Diluted—
Income (loss) from continuing operations	$0.35	$(0.38)	$0.70	$0.79	$1.24
Discontinued operations—
Income (loss) from operations	(0.09)	(0.03)	(0.01)	—	—
Estimated gain (loss) on disposition	0.01	0.25	0.01	—	—

Net income (loss)	$0.27	$(0.16)	$0.70	$0.79	$1.24

Cash dividends per share	—	$0.025	$0.140	$0.150	$0.180

BALANCE SHEET DATA:
Working capital	$106,478	$130,915	$158,811	$168,930	$146,546
Total assets	$383,116	$408,683	$461,765	$547,067	$598,492
Total debt	$8,822	$—	$—	$1,500	$10,699
Total stockholders' equity	$216,597	$213,523	$242,714	$262,578	$286,471

(a)
Included in operating income are goodwill impairment charges of $0.6 million and $33.9 million for 2004 and 2005. There were no goodwill impairment charges for 2006, 2007 or 2008.

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

        When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing an HVAC installation and service provider.

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

        As of December 31, 2008, we had 4,294 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $475,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2008, we had 8 projects in process with a contract price of between $15 and $27 million, 18 projects between $10 million and $15 million, 64 projects between $5 million and $10 million, and 262 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,451.5 million of aggregate contract value as of December 31, 2008, or approximately 72%, out of a total contract value for all projects in progress of $2,024.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about economic and financial conditions and trends. We have experienced periods of time when economic weakness caused a significant slowdown in decisions to proceed with installation and replacement project work.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and has expanded moderately during 2004 and 2005, and was strong during 2006 through 2008. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under "Results of Operations" below.

        As a result of our sale of certain assets and our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is now zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. On February 20, 2007, we put a new credit facility in place with considerably less restrictive terms than those of our previous facilities. In addition, we have a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last ten calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen increased activity levels in our industry since 2004 until the present. We expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2009 will be on execution and cost control, rather than on growth. We plan to continue our involvement in multi-family work; however, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. In addition to the work we have done on our underperforming units, we have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles," ("Statement 142") we do not amortize goodwill.

        Statement 142 requires us to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under Statement 142. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2006, 2007, or 2008. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in

2006, 2007, or 2008. However, there can be no assurance that goodwill will not be impaired at any time in the future.

        Statement 142 also requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

Results of Operations (in thousands):

	Year Ended December 31,
	2006		2007		2008
Revenues	$1,056,525	100.0%	$1,109,534	100.0%	$1,328,465	100.0%
Cost of services	885,508	83.8%	912,471	82.2%	1,067,224	80.3%

Gross profit	171,017	16.2%	197,063	17.8%	261,241	19.7%
Selling, general and administrative expenses	126,620	12.0%	147,158	13.3%	182,169	13.7%
(Gain) loss on sale of assets	(125)	—	34	—	(295)	—

Operating income	44,522	4.2%	49,871	4.5%	79,367	6.0%
Interest income, net	1,969	0.2%	2,670	0.2%	1,160	0.1%
Other income	100	—	5	—	64	—

Income before income taxes	46,591	4.4%	52,546	4.7%	80,591	6.1%
Income tax expense	17,874		20,080		30,901

Income from continuing operations	28,717	2.7%	32,466	2.9%	49,690	3.7%
Discontinued operations—
Operating loss, net of tax	(203)		—		—
Estimated gain on disposition, including tax	210		—		—

Net income	$28,724		$32,466		$49,690

2008 Compared to 2007

        Revenues increased $218.9 million, or 19.7% to $1,328.5 million in 2008 compared to 2007. Approximately 9.7% of the increase in revenues related to internal growth and the remaining 10.0% resulted from acquisitions. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in government (approximately $41.1 million), education (approximately $31.8 million) and healthcare facilities (approximately $27.1 million). These increases were partially offset by decreased activity in the multi-family sector (approximately $31.1 million). We have seen increased activity, primarily at our Central Florida, Central Arizona and Wisconsin operations, resulting from the start-up of several large projects partially offset by our planned downsizing of our large multi-family operations based in Texas and lower activity levels at our California operation.

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

        Backlog as of December 31, 2008 was $752.4 million a 6.5% decrease from September 30, 2008 backlog of $804.7 million. The sequential decrease was primarily due to the planned decrease at our large multi-family operation based in Texas, as well as decreases at our Virginia, Tennessee, and Central Arizona operations. On a same store basis, backlog as of December 31, 2008 was $660.3 million, a decrease of 16.1% from December 31, 2007 backlog of $786.7 million. The year-over-year decrease is primarily due to planned decrease at our large multi-family operation based in Texas, as well as decreases at our Central Arizona and Central Florida locations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to decrease in 2009, particularly in the area of new construction.

        During 2008 we placed a greater emphasis on internal execution and margin improvement than on revenue growth. This included a strong focus on those of our units that have underperformed, along with increased training efforts on project qualification, estimating, pricing and management, and on service performance. These efforts helped us increase gross profit in 2008.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to increase revenues.

        Gross Profit—Gross profit increased $64.2 million, or 32.6%, to $261.2 million in 2008 as compared to 2007. Approximately 22.9% of the increase is due to internal growth and the remaining 9.6% is due to acquisitions. As a percentage of revenues, gross profit for 2008 was 19.7%, up from 17.8% in 2007. The increase in gross profit percentage resulted primarily from improved results at our large multi-family operation based in Texas (approximately $13.4 million), as well as from improved profitability at our Central Florida operation (approximately $5.3 million), and at our Southern Maryland operation (approximately $3.6 million). These increases were partially offset by lower margins at our combined Arizona operations (approximately $2.0 million) and Central Washington operation (approximately $2.3 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $35.0 million, or 23.8% for 2008 as compared to 2007. As a percentage of revenues, SG&A increased from 13.3% in 2007 to 13.7% for 2008. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations, the acquisition and start-up of new operations and increased bad debt expense.

        Interest Income, Net—Interest income, net was $2.7 million in 2007 and $1.2 million in 2008. The net decrease is primarily due to the interest expense associated with notes due to former owners of acquired companies.

        Income Tax Expense—Our year to date effective tax rate for 2008 was 38.3%, as compared to 38.2% in 2007. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2009 will be between 38% and 40%.

2007 Compared to 2006

        Revenues—Revenues increased $53.0 million, or 5.0% to $1,109.5 million in 2007 compared to 2006. Approximately 2.9% of the increase in revenues related to internal growth and the remaining 2.1% resulted from acquisitions. The internal growth was from general improvements throughout the United States especially in office buildings (approximately $33.4 million), manufacturing (approximately $25.0 million) and institutions ($24.5 million). We had seen increased activity, primarily in our Florida,

Maryland, Arizona, and Colorado operations, partially offset by the planned downsizing of our large multi-family operation based in Texas.

        Backlog as of December 31, 2007 was $786.7 million, a 3.9% decrease from September 30, 2007 backlog of $818.5 million, and a 20.3% increase from December 31, 2006 backlog of $653.8 million. The sequential decrease is primarily from our Tennessee, Maryland, Alabama operations as well as our Texas based multi-family operation. Approximately 17.4% of the year-over-year increase in backlog is primarily from our Alabama, Colorado, Wisconsin and Southern California operations, and the remaining 2.9% resulted from acquisitions.

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

        Interest Income, Net—Interest income, net was $2.0 million in 2006 and $2.7 million in 2007. The increase in interest income is due to interest income earned from higher cash balances in 2007. See "Liquidity and Capital Resources" for a detail of the components of interest income, net for 2006 and 2007.

        Income Tax Expense—Our effective tax rate associated with results from continuing operations for 2007 was 38.2%, as compared to 38.4% in 2006. Historically, our effective tax rate was generally higher than statutory (federal and state) rates because of the effect of certain expenses that were not deductible for tax purposes. However, in 2007, the increase in the deduction for certain of our construction-related activities and our tax-exempt interest income has allowed our effective tax rate to be lower than statutory rates. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. The decrease in the effective tax rate was primarily due to an increase in the production activity deduction from 3% in 2006 to 6% in 2007 and a change in expected tax expense in a certain jurisdiction.

  Discontinued Operations—

        Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax loss of this company of $0.2 million for 2006, has been reported in discontinued operations under "Operating loss, net of income tax benefit."

        Sale of Companies to ALC—On December 31, 2005, we sold two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. (together, "ALC") for approximately $22.9 million in cash, net of transaction costs and a purchase price adjustment based upon the closing balance sheet for the transferred assets. The receivable related to this sale was paid during the first quarter of 2006. We paid $7.0 million in taxes related to this transaction during the first quarter of 2006. During the fourth quarter of 2006, we recorded an additional gain of $0.1 million, net of tax, related to the collection of certain receivables. This gain has been reported in discontinued operations under "Estimated gain on disposition, including income tax benefit."

  Outlook

        We expect that developing weakness in the underlying environment for non-residential activity will affect 2009 activity levels in our industry compared to 2008. Our backlog continues to be at solid levels but has been declining. Our primary emphasis for 2009 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weakening economic conditions for our industry over the coming year, we expect continued profitability in 2009 but expect lower profitability than we achieved in 2008.

Liquidity and Capital Resources

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$17,734	$83,642	$82,851
Investing activities	$17,721	$(18,132)	$(65,034)
Financing activities	$(762)	$(16,165)	$(40,433)
Free cash flow:
Cash provided by operating activities	$17,734	$83,642	$82,851
Taxes paid related to the sale of businesses	7,020	—	—
Purchases of property and equipment	(8,113)	(11,088)	(14,572)
Proceeds from sales of property and equipment	477	265	656

Free cash flow	$17,118	$72,819	$68,935

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

        For the year ended December 31, 2008, we had free cash flow of $68.9 million as compared to $72.8 million in 2007. This decrease resulted primarily from an investment in working capital due to higher activity levels. For the year ended December 31, 2007, we had free cash flow of $72.8 million as compared to $17.1 million in 2006. This increase is a result of higher profitability and significant working capital efficiency primarily due to lower revenue growth in 2007 as compared to 2006 primarily in our multi-family operations.

        During 2006, we collected approximately $25.7 million, primarily related to the sale of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. of $23.8 million and $0.7 million related to the sale of ARC to Mesa Energy Systems, Inc.

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. The Board approved extensions of the program to cover an additional 401,200 shares on November 16, 2007, 712,083 shares on February 27, 2008, 775,060 shares on August 18, 2008, and 964,316 shares on November 13, 2008. We repurchased 0.9 million shares for approximately $11.1 million and 2.4 million shares for approximately $25.5 million under our share repurchase program for the years ended December 31, 2007 and 2008, respectively. This share repurchase is reflected as a financing outflow in our consolidated statements of cash flows.

        Credit Facility—On February 20, 2007, we entered into a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility is available for borrowings and letters of credit and will expire in February 2012. The Facility is secured by the capital stock of our current and future subsidiaries. As of December 31, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.7% as of December 31, 2008. We incurred approximately $0.7 million in financing and professional costs in connection with the arrangement of the Original Facility and the current Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility in an amount of approximately $0.1 million per year. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2006	2007	2008
Interest expense on borrowings, and unused commitment fees	$166	$161	$894
Letter of credit fees	351	347	385
Amortization of deferred debt arrangement costs	99	107	108

Total	$616	$615	$1,387

        Covenant compliance is assessed as of each quarter end. We were in compliance with all of the financial covenants as of December 31, 2008. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$49,690
Income taxes	30,901
Interest income, net	(1,160)
Depreciation and amortization expense	12,693

Credit Facility Adjusted EBITDA	$92,124

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends at any time that the Leverage Ratio does not exceed 1.0.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $10.7 million, of which $1.3 million is current, as of December 31, 2008 and bear interest, payable annually, at a weighted average interest rate of 5.8%.

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

        The following recaps the future maturities of our contractual obligations as of December 31, 2008 (in thousands):

	Twelve Months Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Notes to Former Owners	$1,336	$2,988	$6,375	$—	$—	$—	$10,699
Interest payable	$561	$453	$102	$—	$—	$—	$1,116
Operating lease obligations	$11,018	$7,737	$6,658	$5,732	$4,255	$6,365	$41,765

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

        As of December 31, 2008 we also have $43.1 million letter of credit commitments, all of which expire in 2009. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third- party insurers as we do. While all of these letter of credit commitments expire in 2009, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last ten calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have borrowing capacity under our credit facility and we continue to have uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations.

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements"("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact upon adoption of Statement 157 to the consolidated financial statements, however, we were required to provide additional disclosure regarding marketable securities. See Note 3 in the Notes to Consolidated Financial Statements.

        In December 2007, the FASB issued Statement 141R (revised 2007), "Business Combinations," ("Statement 141R") which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R is effective for us beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of Statement 141R will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This FSP will be effective beginning January 1, 2009. We are currently evaluating the impact, if any, that this FSP will have on the financial statements.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2008:

	Twelve Months Ended December 31,
							Fair Value
	2009	2010	2011	2012	2013	Thereafter
Fixed Rate Debt	$1,336	$2,988	$6,375	$—	$—	$—	$10,699
Average Interest Rate	6.0%	5.6%	5.8%	—	—	—	5.8%

        As of December 31, 2008, our marketable securities consisted of $9.4 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had no investments in marketable securities as of December 31, 2007. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of December 31, 2008. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we expect that we will be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 8.    Financial Statements and Supplemental Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Comfort Systems USA, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, TX
February 25, 2009

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,631	$117,015
Accounts receivable, less allowance for doubtful accounts of $3,807 and $5,260, respectively	261,402	267,498
Other receivables	7,255	6,157
Inventories	9,397	11,629
Prepaid expenses and other	14,475	23,409
Costs and estimated earnings in excess of billings	18,463	19,223

Total current assets	450,623	444,931
PROPERTY, PLANT AND EQUIPMENT, net	21,442	35,908
GOODWILL	68,621	90,940
IDENTIFIABLE INTANGIBLE ASSETS, NET	2,187	16,281
MARKETABLE SECURITIES	—	8,423
OTHER NONCURRENT ASSETS	4,194	2,009

Total assets	$547,067	$598,492

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of notes to former owners	375	1,336
Accounts payable	90,866	98,400
Accrued compensation and benefits	42,768	46,741
Billings in excess of costs and estimated earnings	104,236	97,510
Income taxes payable	377	1,011
Accrued self-insurance expense	21,288	25,376
Other current liabilities	21,783	28,011

Total current liabilities	281,693	298,385
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	1,125	9,363
OTHER LONG-TERM LIABILITIES	1,671	4,273

Total liabilities	284,489	312,021
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 781,415 and 2,453,245 shares, respectively	(9,973)	(27,069)
Additional paid-in capital	336,996	328,621
Accumulated other comprehensive income (loss)	—	(326)
Retained earnings (deficit)	(64,856)	(15,166)

Total stockholders' equity	262,578	286,471

Total liabilities and stockholders' equity	$547,067	$598,492

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2007	2008
REVENUES	$1,056,525	$1,109,534	$1,328,465
COST OF SERVICES	885,508	912,471	1,067,224

Gross profit	171,017	197,063	261,241
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	126,620	147,158	182,169
(GAIN) LOSS ON SALE OF ASSETS	(125)	34	(295)

Operating income	44,522	49,871	79,367
OTHER INCOME (EXPENSE):
Interest income	2,585	3,285	2,547
Interest expense	(616)	(615)	(1,387)
Other	100	5	64

Other income (expense)	2,069	2,675	1,224

INCOME BEFORE INCOME TAXES	46,591	52,546	80,591
INCOME TAX EXPENSE	17,874	20,080	30,901

INCOME FROM CONTINUING OPERATIONS	28,717	32,466	49,690
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $160, $— and $—	(203)	—	—
Estimated gain on disposition, including income tax benefit of $68, $— and $—	210	—	—

NET INCOME	$28,724	$32,466	$49,690

INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.71	$0.80	$1.26
Discontinued operations—
Loss from operations	(0.01)	—	—
Estimated gain on disposition	0.01	—	—

Net income	$0.71	$0.80	$1.26

Diluted—
Income from continuing operations	$0.70	$0.79	$1.24
Discontinued operations—
Loss from operations	(0.01)	—	—
Estimated gain on disposition	0.01	—	—

Net income	$0.70	$0.79	$1.24

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	40,247	40,573	39,424

Diluted	41,146	41,334	40,025

DIVIDENDS PER SHARE	$0.140	$0.150	$0.180

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2005	39,979,867	$400	—	$—	$340,264	$(1,135)	—	$(126,006)	$213,523
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	592,636	6	61,360	786	3,868	—	—	—	4,660
Issuance of restricted stock	137,500	1	—	—	(1)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(46,985)	(597)	—	—	—	—	(597)
Statement 123R adoption	—	—	—	—	(1,135)	1,135	—	—	—
Stock-based compensation expense	—	—	—	—	1,800	—	—	—	1,800
Forfeiture of unvested restricted stock	—	—	(14,375)	(189)	151	—	—	—	(38)
Tax benefit from vesting of restricted stock	—	—	—	—	316	—	—	—	316
Dividends	—	—	—	—	(5,674)	—	—	—	(5,674)
Net income	—	—	—	—	—	—	—	28,724	28,724

BALANCE AT DECEMBER 31, 2006	40,710,003	407	—	—	339,589	—	—	(97,282)	242,714
Issuance of Stock:						—	—
Issuance of shares for options exercised including tax benefit	239,743	2	111,857	1,539	918	—	—	—	2,459
Issuance of restricted stock	173,619	2	2,246	32	(34)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(35,618)	(481)	—	—	—	—	(481)
Stock-based compensation expense	—	—	—	—	2,521	—	—	—	2,521
FIN 48 adoption	—	—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock	—	—	—	—	127	—	—	—	127
Dividends	—	—	—	—	(6,125)	—	—	—	(6,125)
Share repurchase	—	—	(859,900)	(11,063)	—	—	—	—	(11,063)
Net income	—	—	—	—	—	—	—	32,466	32,466

BALANCE AT DECEMBER 31, 2007	41,123,365	411	(781,415)	(9,973)	336,996	—	—	(64,856)	262,578
Issuance of Stock:							—
Issuance of shares for options exercised including tax benefit	—	—	514,658	6,566	(2,789)	—	—	—	3,777
Issuance of restricted stock	—	—	201,309	2,485	(2,485)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,100)	(513)	—	—	—	—	(513)
Stock-based compensation expense	—	—	—	—	3,851	—	—	—	3,851
Forfeiture of unvested restricted stock	—	—	(8,288)	(93)	93	—	—	—	—
Tax benefit from vesting of restricted stock	—	—	—	—	89	—	—	—	89
Dividends	—	—	—	—	(7,134)	—	—	—	(7,134)
Share repurchase	—	—	(2,340,409)	(25,541)	—	—	—	—	(25,541)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	—	—	49,690	49,690

BALANCE AT DECEMBER 31, 2008	41,123,365	$411	(2,453,245)	$(27,069)	$328,621	—	$(326)	$(15,166)	$286,471

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,724	$32,466	$49,690
Adjustments to reconcile net income to net cash provided by operating activities
Estimated gain on disposition of discontinued operations	(210)	—	—
Amortization of identifiable intangible assets	214	729	3,844
Depreciation expense	5,052	6,124	8,849
Bad debt expense	686	1,523	3,563
Deferred tax benefit	(887)	(729)	(3,177)
Amortization of debt financing costs	99	107	108
(Gain) loss on sale of assets	(125)	34	(295)
Stock-based compensation expense	1,762	2,521	3,851
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(38,849)	(21,156)	19,497
Inventories	(713)	(345)	(33)
Prepaid expenses and other current assets	(435)	(1,266)	1,567
Costs and estimated earnings in excess of billings	(688)	5,847	1,292
Other noncurrent assets	427	473	271
Increase (decrease) in—
Accounts payable and accrued liabilities	17,187	20,746	9,546
Billings in excess of costs and estimated earnings	12,509	36,630	(15,397)
Other long-term liabilities	1	(62)	(325)
Taxes paid related to the sale of businesses	(7,020)	—	—

Net cash provided by operating activities	17,734	83,642	82,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,113)	(11,088)	(14,572)
Proceeds from sales of property and equipment	477	265	656
Proceeds from businesses sold	25,737	38	471
Purchases of marketable securities	—	—	(18,525)
Sales of marketable securities	—	—	8,600
Cash paid for acquisitions and intangible assets, net of cash acquired	(380)	(7,347)	(41,664)

Net cash provided by (used in) investing activities	17,721	(18,132)	(65,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	—	(734)	(11,093)
Debt financing costs	—	(312)	—
Payments of dividends to shareholders	(5,674)	(6,125)	(7,134)
Share repurchase program and shares received in lieu of tax withholding	—	(11,544)	(26,054)
Excess tax benefit of stock-based compensation	2,487	1,247	1,848
Proceeds from exercise of options	2,425	1,303	2,000

Net cash used in financing activities	(762)	(16,165)	(40,433)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,693	49,345	(22,616)

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	55,593	90,286	139,631

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$90,286	$139,631	$117,015

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 57% of our consolidated 2008 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 43% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2008 revenues: HVAC—77%, plumbing—16%, building automation control systems—3%, and other—4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

        Cash paid for interest in 2006, 2007 and 2008 was approximately $0.5 million, $0.5 million and $1.1 million, respectively. Cash paid for income taxes for continuing operations in 2006, 2007 and 2008 was approximately $15.6 million, $20.1 million and $32.2 million, respectively. Cash paid for income taxes for discontinued operations in 2006 was approximately $7.1 million. There was no cash paid for income taxes for discontinued operations in 2007 and 2008. The taxes paid for discontinued operations for 2006 related to the sale in 2005 of two operations to Automated Logic Corporation and Automated Logic Contracting Services, Inc. These taxes are included in the caption "Taxes paid related to the sale of businesses" in the accompanying consolidated statement of cash flows.

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

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

        Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the remaining useful life of the equipment. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in "(Gain) loss on sale of assets" in the statement of operations.

  Goodwill

        Goodwill is the excess of purchase cost over the fair value of net assets of acquired businesses. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), we do not amortize goodwill.

        Statement 142 requires us to assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded under Statement 142. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        Statement 142 also requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

  Long-Lived Assets

        Long-lived assets are comprised principally of goodwill, identifiable intangible assets, property and equipment, and deferred income tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

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

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2007 and 2008 are $62.8 million and $65.7 million, respectively, and are included in accounts receivable.

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

  Acquisitions

        We account for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies have been resolved or settled during the allocation period, such items have been included in the revised allocation of the purchase price.

        In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. Contingent payments, when incurred will be recorded as purchase price adjustments.

  Self-Insurance Liabilities

        We are substantially self-insured for worker's compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—worker's compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. Our self-insurance arrangements are further discussed in Note 13 "Commitments and Contingencies."

  Warranty Costs

        We typically warrant labor for the first year after installation on new HVAC systems. We generally warrant labor for 30 days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

  Income Taxes

        We file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

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

  New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of Statement 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our results of operations. See Note 11 "Income Taxes."

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements"("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact upon adoption of Statement 157 to the consolidated financial statements, however, we were required to provide additional disclosure regarding marketable securities. See Note 3 "Fair Value Measurements."

        In December 2007, the FASB issued Statement 141R (revised 2007), "Business Combinations," ("Statement 141R") which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R is effective for us beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of Statement 141R will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. This FSP will be effective beginning January 1, 2009. We are currently evaluating the impact, if any, that this FSP will have on the financial statements.

  Segment Disclosure

        Our activities are within the mechanical services industry, which is the single industry segment we serve. Under Statement 131, "Disclosures About Segments of an Enterprise and Related Information," each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of Statement 131's aggregation criteria.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2008 revenues.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, other receivables, accounts payable, notes to former owners and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

        We consider our marketable securities as available-for-sale as defined in Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of December 31, 2008. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Fair Value Measurements (Continued)

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 as of December 31, 2008 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$117,015	$117,015	$—	$—
Auction rate securities	$9,423	$—	$925	$8,498

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of December 31, 2008, our marketable securities consisted of $9.4 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to October 2034), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had no investments in marketable securities as of December 31, 2007. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of December 31, 2008. Since April 1, 2008, we sold $8.6 million of these auction rate securities at face value. An additional $1.0 million has been sold in 2009; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $8.4 million have been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        Due to recent events in credit markets, the auction events for some of these instruments failed during 2008. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of December 31, 2008 we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Acquisitions

        We have completed various acquisitions in 2007 and 2008 which were not material individually or in the aggregate. The total purchase price for these acquisitions was $11.1 million and $64.2 million in 2007 and 2008, respectively. Additional contingent purchase price ("earn-out") will be paid if certain acquisitions achieve predetermined profitability targets. As of December 31, 2008 we have accrued contingent payments of approximately $0.3 million related to prior acquisitions.

        Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5. Discontinued Operations

        Sale of Assets to MESA Energy Systems, Inc.—On June 1, 2006, we, along with our wholly-owned subsidiary, ARC Comfort Systems USA, Inc. ("ARC"), entered into an asset purchase agreement to sell certain assets of ARC to Mesa Energy Systems, Inc. (a subsidiary of Emcor Group, Inc.) for approximately $0.7 million in cash. These assets were sold at book value. The after-tax loss of this company of $0.2 million for the year ended December 31, 2006 has been reported in discontinued operations under "Operating loss, net of income tax benefit."

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

        Revenues and pre-tax loss related to the operations discontinued in 2006 are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Revenues	$2,564	$—	$—
Pre-tax loss	$(363)	$—	$—

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Sale of Companies to Emcor—In March 2002, we sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on our part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow,

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Discontinued Operations (Continued)

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

6. Goodwill and Other Identifiable Intangible Assets

  Goodwill

        We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2006, 2007, or 2008. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2006, 2007, or 2008. However, there can be no assurance that goodwill will not be impaired at any time in the future.

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2007	December 31, 2008
Balance at beginning of year	$62,954	$68,621
Goodwill related to acquisitions of businesses	5,667	22,319

Balance at end of year	$68,621	$90,940

  Identifiable Intangible Assets

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2007		December 31, 2008
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2-8	$1,377	$(386)	$6,760	$(1,085)
Backlog	1-2	680	(345)	3,350	(2,542)
Noncompete agreements	2-7	230	(22)	2,470	(445)
Tradenames	2-10, Indefinite	690	(37)	8,140	(367)

Total		$2,977	$(790)	$20,720	$(4,439)

        The amounts attributable to customer relationships, noncompete agreements and finite-lived tradenames are being amortized to selling, general and administrative expenses on a straight-line method over periods from two to ten years. Approximately $3.8 million attributable to tradenames is

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

6. Goodwill and Other Identifiable Intangible Assets (Continued)

not being amortized as these have indefinite lives. These are subject to an annual review for impairment in accordance with Statement 142. The amounts attributable to backlog are being amortized to cost of sales on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2006, 2007 and 2008 was $0.2 million, $0.7 million and $3.8 million, respectively.

        At December 31, 2008, future amortization expense of identifiable intangible assets are as follows (in thousands):

Year ending December 31—
2009	$2,914
2010	2,036
2011	1,750
2012	1,555
2013	1,265
Thereafter	2,961

Total	$12,481

7. Restructuring Charges

        We recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. We increased our accrual for these remaining lease obligations by $0.1 million in 2006, $34,000 in 2007 and $0.2 million in 2008 based on revised estimates of when and to what extent we believe we can sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges are expected to be completed by the end of 2009.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2006, 2007 and 2008 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2006	$961	$88	(a)	$(363)	$686
Year ended December 31, 2007	$686	$34	(a)	$(396)	$324
Year ended December 31, 2008	$324	$170	(a)	$(157)	$337

    (a)
    These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Property, Plant and Equipment

        Property, plant and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2007	2008
Land	—	$—	$1,075
Transportation equipment	2-7	12,720	22,063
Machinery and equipment	3-10	16,170	18,608
Computer and telephone equipment	3-7	15,949	17,025
Buildings and leasehold improvements	3-40	10,226	14,988
Furniture and fixtures	3-10	4,229	4,449

		59,294	78,208
Less—Accumulated depreciation		(37,852)	(42,300)

Property, plant and equipment, net		$21,442	$35,908

        Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $5.1 million, $6.1 million and $8.8 million, respectively.

9. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2006	2007	2008
Balance at beginning of year	$3,538	$3,301	$3,807
Additions for bad debt expense	686	1,523	3,563
Deductions for uncollectible receivables written off, net of recoveries	(923)	(1,077)	(2,263)
Allowance for doubtful accounts of acquired companies at date of acquisition	—	60	153

Balance at end of year	$3,301	$3,807	$5,260

        Other current liabilities consist of the following (in thousands):

	December 31,
	2007	2008
Accrued warranty costs	$5,958	$6,904
Other current liabilities	6,896	11,443
Accrued backcharges	6,181	5,838
Accrued sales and use tax	1,697	1,478
Deferred revenue	1,051	2,348

	$21,783	$28,011

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Detail of Certain Balance Sheet Accounts (Continued)

        Contracts in progress are as follows (in thousands):

	December 31,
	2007	2008
Costs incurred on contracts in progress	$852,233	$1,058,464
Estimated earnings, net of losses	192,412	264,261
Less—Billings to date	(1,130,418)	(1,401,012)

	$(85,773)	(78,287)

Costs and estimated earnings in excess of billings on uncompleted contracts	$18,463	$19,223
Billings in excess of costs and estimated earnings on uncompleted contracts	(104,236)	(97,510)

	$(85,773)	$(78,287)

10. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2007	2008
Revolving credit facility	$—	$—
Notes to former owners	1,500	10,699

Total debt	1,500	10,699
Less—current maturities of notes to former owners	(375)	(1,336)

Total long-term portion of debt	$1,125	$9,363

        At December 31, 2008, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31—
2009	$1,336
2010	2,988
2011	6,375
2012	—

$10,699

  Revolving Credit Facility

        On February 20, 2007, we entered into a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks. This Facility is available for borrowings and letters of credit and will expire in February 2012. The Facility is secured by the capital stock of our current and future

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Long-Term Debt Obligations (Continued)

subsidiaries. As of December 31, 2008, the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

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

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with its lenders, we granted our surety a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2008 the amount of these assets was approximately $80.6 million.

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with the financial covenants as of December 31, 2008. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$49,690
Income taxes	30,901
Interest income, net	(1,160)
Depreciation and amortization expense	12,693

Credit Facility Adjusted EBITDA	$92,124

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Long-Term Debt Obligations (Continued)

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0.

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

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Long-Term Debt Obligations (Continued)

from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2008 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	0.75%
Citibank, N.A. Prime Rate	4.00%
Eurodollar Rate Option:
One-month LIBOR	0.43%
Six-month LIBOR	1.75%

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Option	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.20%	0.20%	0.25%	0.30%

        We incurred approximately $0.7 million in financing and professional costs in connection with the arrangement of the Original Facility and the current Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to borrowings under the Facility would be approximately 1.7% as of December 31, 2008.

        The credit facility that preceded our current one was in place from December 2003 to June 2005. Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2006	2007	2008
Interest expense on borrowings, and unused commitment fees	$166	$161	$894
Letter of credit fees	351	347	385
Amortization of deferred debt arrangement costs	99	107	108

Total	$616	$615	$1,387

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $10.7 million, of which $1.3 million is current as of December 31, 2008 and bear interest, payable annually, at a weighted average interest rate of 5.8%.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current—
Federal	$16,639	$16,910	$27,963
State and Puerto Rico	2,122	3,899	6,115

	18,761	20,809	34,078

Deferred—
Federal	(1,236)	(513)	(3,085)
State and Puerto Rico	349	(216)	(92)

	(887)	(729)	(3,177)

	$17,874	$20,080	$30,901

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Income tax expense at the statutory rate	$16,307	$18,391	$28,207
Changes resulting from—
State income taxes, net of federal tax effect	1,412	2,172	3,496
Increase (decrease) in valuation allowance	355	229	91
Increase (decrease) in contingency reserves	(419)	62	28
Non-deductible expenses	289	314	198
Production activity deduction	(320)	(975)	(1,471)
Other	250	(113)	352

	$17,874	$20,080	$30,901

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Income Taxes (Continued)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2007	2008
	(In thousands)
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,450	$1,991
Goodwill	1,492	—
Stock compensation	—	1,651
Accrued liabilities and expenses	13,894	18,025
State net operating loss carryforwards	2,053	2,285
Other	1,112	796

Total deferred income tax assets	$20,001	$24,748

Deferred income tax liabilities—
Property and equipment	(712)	(2,633)
Long-term contracts	(2,389)	(1,525)
Goodwill	—	(540)
Intangible assets	(456)	(284)
Section 481 adjustments	—	(879)
Other	(25)	(25)

Total deferred income tax liabilities	(3,582)	(5,886)

Less—Valuation allowance	(2,348)	(2,439)

Net deferred income tax assets	$14,071	$16,423

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2008
Deferred income tax assets—
Prepaid expenses and other	$11,229	$17,489
Other noncurrent assets	2,842	647

Total deferred income tax assets	$14,071	$18,136

Deferred income tax liabilities—
Other current liabilities	—	172
Other long-term liabilities	—	1,541

Total deferred income tax liabilities	$—	$1,713

        As of December 31, 2008, we had $2.3 million of future tax benefits related to $49 million of available state net operating loss carryforwards ("NOLs") which expire between 2009 and 2028. A

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Income Taxes (Continued)

valuation allowance of $2.1 million has been recorded against net deferred tax assets of state NOLs and a valuation allowance of $0.3 million has been recorded against other net state deferred tax assets. We recorded an increase in valuation allowances of $0.1 million for the year ended December 31, 2008. A deferred tax asset for state NOLs, net of related valuation allowance, of $0.2 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. We have future tax benefits of $0.1 million related to a capital loss carryover of $0.2 million which expires in 2009. A valuation allowance of $0.1 million has been recorded against the net deferred tax asset of the capital loss carryover.

        We adopted the provisions of FIN 48 on January 1, 2007. Our liability for unrecognized tax benefits was approximately $0.8 million and $0.9 million, respectively, as of the date of adoption and as of December 31, 2007. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. As of December 31, 2008, approximately $0.4 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $0.2 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $0.8 million unrecognized tax benefit noted above. During the years ended December 31, 2006, 2007, and 2008, we recognized approximately $(0.2) million, $0.1 million, and $0.1 million in interest and penalties. We had approximately $0.2 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2007 and 2008, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2004 tax year forward and by various state authorities for the 2001 tax year forward.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$663
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	50
Reductions for tax positions of prior years	(92)
Settlements	—

Balance at December 31, 2008	$621

12. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of our operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $3.3 million for 2006, $3.9 million for 2007 and $4.3 million in 2008. Of these

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Employee Benefit Plans (Continued)

amounts, approximately $0.3 million and $0.2 million were payable to the plans at December 31, 2007 and 2008, respectively.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2007 and 2008, we had 6 and 5 employees, respectively who were union members. During 2006, two of our operating locations withdrew from multi-employer pension plans; accordingly, we are subject to unfunded pension plan liability related to these two withdrawals. We have accrued $0.2 million in anticipation of these liabilities as of December 31, 2008. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

13. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2006, 2007 and 2008 was $14.7 million, $16.7 million, and $15.3 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain acquired companies, we entered into various agreements with previous owners to lease land and buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2006, 2007 and 2008 rent expense above are approximately $2.4 million, $2.5 million and $3.0 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2009	$11,018
2010	7,737
2011	6,658
2012	5,732
2013	4,255
Thereafter	6,365

$41,765

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Commitments and Contingencies (Continued)

material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $5.8 million as of December 31, 2008 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense is included in "Costs of Services" and the accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table shows the remaining backcharges as of December 31, 2008 (in thousands):

	Balance at Beginning of Year	Additions	Utilization	Balance at End of Year
Year ended December 31, 2008	$6,181	$4,133	$(4,476)	$5,838

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Commitments and Contingencies (Continued)

  Self- Insurance

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

        Our self-insurance arrangements currently are as follows:

          Worker's Compensation—The per-incident deductible for worker's compensation is $500,000. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker's compensation insurance.

          Employer's Liability—For employer's liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, and then have a single aggregate excess loss insurance policy that covers losses up to $50 million across this risk area (as well as general liability and auto liability noted below).

          General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, and then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across this risk area (as well as employer's liability and auto liability noted below).

          Auto Liability—For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have a single, aggregate excess loss insurance policy that covers losses up to $50 million.

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

14. Stockholders' Equity

  Long-Term Incentive Plans for Employees

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2008, there were 2.4 million shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

  Non-Employee Directors' Stock Plans

        In May 2006, our stockholders approved our 2006 Stock Options/SAR Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 500,000 shares. Outstanding options may be canceled and reissued under terms specified in the plan. As of December 31, 2008, there were 0.4 million shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. The Board approved extensions of the program to cover an additional 401,200 shares of stock on November 16, 2007, 712,083 shares on February 27, 2008, 775,060 shares on August 18, 2008, and 964,316 shares on November 13, 2008. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 2.3 million shares for the year ended December 31, 2008, at an average price of $10.91 per share.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock. There were approximately 0.1 million, 0.1 million, and 0.2 million anti-dilutive stock options that were excluded from the calculation of diluted EPS for the years ended December 31, 2006, 2007, and 2008, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2006	2007	2008
Common shares outstanding, end of period(a)	40,462	40,029	38,331
Effect of using weighted average common shares outstanding	(215)	544	1,093

Shares used in computing earnings per share—basic	40,247	40,573	39,424
Effect of shares issuable under stock option plans based on the treasury stock method	818	704	559
Effect of contingently issuable restricted shares	81	57	42

Shares used in computing earnings per share—diluted	41,146	41,334	40,025

(a)
Excludes 0.2 million, 0.3 million and 0.3 million shares of unvested contingently issuable restricted stock outstanding as of December 31, 2006, 2007 and 2008 respectively (see Note 15 "Stock-Based Compensation.")

15. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement 123R, using the modified-prospective-transition method. Total stock-based compensation expense was $1.8 million, $2.5 million and $3.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.7 million, $0.9 million and $1.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Stock-Based Compensation (Continued)

Stock Options—

        The following table summarizes activity under our stock option plans (shares in thousands):

	2006		2007		2008
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,668	$4.18	1,934	$4.30	1,747	$5.18
Granted	65	$12.87	186	$12.31	173	$13.17
Exercised	(654)	$3.71	(352)	$3.67	(515)	$3.98
Forfeited	(94)	$6.35	(11)	$12.75	(15)	$12.67
Expired	(51)	$12.73	(10)	$13.00	(25)	$15.81

Outstanding at end of year	1,934	$4.30	1,747	$5.18	1,365	$6.39

Options exercisable at end of year	1,449		1,376		1,066

        The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $6.0 million, $3.4 million and $5.3 million , respectively. Stock options outstanding as of December 31, 2008 have a weighted-average remaining contractual term of 5.1 years and an aggregate intrinsic value of $6.6 million. Stock options exercisable as of December 31, 2008 have a weighted-average remaining contractual term of 4.3 years and an aggregate intrinsic value of $6.3 million. As of December 31, 2008, we have 1.3 million options that are vested or expected to vest; these options have a weighted average exercise price of $6.34 per share, have a weighted-average remaining contractual term of 5.1 years and an aggregate intrinsic value of $5.8 million.

        The following table summarizes information about stock options outstanding at December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$1.90 - 2.875	474	3.06	$2.32	474	$2.32
$3.39 - 4.77	234	2.33	$3.91	234	$3.91
$6.38 - 7.94	269	6.18	$6.56	188	$6.54
$11.94 - 15.03	388	8.62	$12.74	170	$12.84

$1.90 - 15.03	1,365	5.13	$6.39	1,066	$5.09

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Stock-Based Compensation (Continued)

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2006-2008 grants are shown in the table below:

	2006	2007	2008
Weighted-average fair value per share of options granted	$5.53	$5.44	$5.18
Fair value assumptions:
Expected dividend yield	1.09% - 1.10%	0.93% - 1.17%	1.23% - 1.30%
Expected stock price volatility	45%	45%	43.60% - 45.50%
Risk-free interest rate	4.81% - 4.94%	4.46% - 4.68%	2.55% - 3.29%
Expected term	5.0 - 6.3 years	5.5 - 6.0 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using straight-line method over the vesting period. Stock options generally vest over the three or four-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2008, the unrecognized compensation cost related to stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of options vested during the year ended December 31, 2008 was $1.1 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2008 and changes for the year ended December 31, 2008 (shares in thousands):

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	372	$4.81
Granted	173	$5.18
Vested	(230)	$4.89
Forfeited	(16)	$5.38

Nonvested at December 31, 2008	299	$4.68

        We generally issue new shares for stock options and restricted stock, unless treasury shares are available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Stock-Based Compensation (Continued)

  Restricted Stock—

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock	2006	2007	2008
Unvested at beginning of year	243	156	149
Granted	46	104	307
Vested	(118)	(111)	(166)
Forfeited	(15)	—	(6)

Unvested at end of year	156	149	284

        Approximately $1.4 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during year ended December 31, 2008 was $1.9 million. The weighted-average fair value per share of restricted stock shares awarded during 2006, 2007 and 2008 was $11.07, $11.98 and $12.23 respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2006, 2007 and 2008 was $1.5 million, $1.8 million and $2.2 million, respectively.

16. Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2008 is summarized as follows (in thousands, except per share data):

	2007
	Q1	Q2	Q3	Q4(a)
Revenues	$249,640	$280,520	$286,090	$293,284
Gross profit	$36,514	$51,723	$54,298	$54,528
Operating income	$2,156	$16,543	$18,093	$13,079
Net income	$1,806	$10,501	$11,478	$8,681
INCOME PER SHARE:
Basic	$0.04	$0.26	$0.28	$0.21
Diluted	$0.04	$0.25	$0.28	$0.21
Cash flow from operations	$(12,828)	$21,224	$17,145	$58,101

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

16. Quarterly Results of Operations (Unaudited) (Continued)

	2008
	Q1	Q2	Q3	Q4(b)
Revenues	$295,705	$355,097	$348,635	$329,028
Gross profit	$53,420	$67,826	$67,127	$72,868
Operating income	$12,810	$24,566	$21,876	$20,115
Net income	$8,241	$15,193	$13,765	$12,491
INCOME PER SHARE:
Basic	$0.21	$0.38	$0.35	$0.32
Diluted	$0.20	$0.38	$0.34	$0.32
Cash flow from operations	$(1,046)	$27,059	$20,943	$35,645

(a)
During the fourth quarter of 2007, we recorded approximately $6.1 million related to backcharges at our large multi-family operation based in Texas. See Note 13, "Commitments and Contingencies."

(b)
During the fourth quarter of 2008, we recorded additional backcharges of $3.0 million. See Note 13 "Commitments and Contingencies" for a rollforward of 2008 activity. In addition, we recorded additional bad debt expense of $1.6 million during the fourth quarter.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2008 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2008 and such information is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

        (1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 33 of this annual report on Form 10-K and is incorporated herein by reference.

        (2)   Financial Statement Schedules:

    None.

(b) Exhibits

        Reference is made to the Index of Exhibits beginning on page 65 which index is incorporated herein by reference.

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

Date: February 26, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY William F. Murdy	Director, Chairman of the Board and Chief Executive Officer	February 26, 2009
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 26, 2009
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 26, 2009
/s/ FRANKLIN MYERS Franklin Myers	Director	February 26, 2009
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 26, 2009

Signature	Title	Date

/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 26, 2009
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 26, 2009
/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 26, 2009

INDEX OF EXHIBITS

			Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number

3.1	—	Second Amended and Restated Certificate of Incorporation of Comfort Systems.	3.1	333-24021
3.2	—	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	—	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	—	Bylaws of Comfort Systems, as amended.	3.3	1998 Form 10-K
4.1	—	Form of certificate evidencing ownership of Common Stock of Comfort Systems.	4.1	333-24021
*10.1		Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2		Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3		Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	—	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.4	333-138377
*10.5	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	2006 Form 10-K
*10.6	—	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	2006 Form 10-K
*10.7	—	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
10.8	—	Amended and Restated Credit Agreement by and among the Company and Wachovia Bank, N.A., Bank of Texas, N.A., Capital One, N.A. and Certain Financial Institutions dated as of February 20, 2007.	10.1	February 26, 2007 Form 8-K
*10.9		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to William F. Murdy.	10.20	2006 Form 10-K
*10.10		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to William George.	10.21	2006 Form 10-K
*10.11		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to Thomas N. Tanner.	10.22	2006 Form 10-K
*10.12		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to Julie S. Shaeff.	10.23	2006 Form 10-K
*10.13		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to Trent T. McKenna.	10.24	2006 Form 10-K

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number		Description of Exhibits	Exhibit Number	Filing or File Number
*10.14		Form Restricted Stock Award Agreement dated March 28, 2007.	10.25	2007 Form 10-K
*10.15		Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 9, 2008
*10.16		2008 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2008
*10.17		Form of Change in Control Agreement	10.2	Second Quarter 2008 Form 10-Q
*10.18		Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	Second Quarter 2008 Form 10-Q
*10.19		Form of Restricted Stock Award Agreement dated March 26, 2008	10.4	Second Quarter 2008 Form 10-Q
*10.20		Restricted Stock Award Agreement dated January 21, 2005 by Comfort Systems to Brian E. Lane		Filed Herewith
*10.21		Restricted Stock Award Agreement dated April 1, 2006 by Comfort Systems to Brian E. Lane		Filed Herewith
21.1	—	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	—	Consent of Ernst & Young LLP.		Filed Herewith
31.1	—	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	—	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	—	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.2	—	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith

*
—Management contract or compensatory plan