Form 10-Q
period 2009-03-31
COMFORT SYSTEMS USA INC
filed 2009-04-30
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        The number of shares outstanding of the issuer's common stock, as of April 28, 2009 was 38,676,366.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2008	March 31, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,015	$108,149
Accounts receivable, less allowance for doubtful accounts of $5,260 and $5,506, respectively	267,498	247,305
Other receivables	6,157	5,270
Inventories	11,629	10,899
Prepaid expenses and other	23,409	24,696
Costs and estimated earnings in excess of billings	19,223	17,613

Total current assets	444,931	413,932
PROPERTY, PLANT AND EQUIPMENT, net	35,908	35,153
GOODWILL	90,940	94,605
IDENTIFIABLE INTANGIBLE ASSETS, net	16,281	15,459
MARKETABLE SECURITIES	8,423	7,479
OTHER NONCURRENT ASSETS	2,009	1,778

Total assets	$598,492	$568,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of notes to former owners	1,336	1,018
Accounts payable	98,400	80,310
Accrued compensation and benefits	46,741	33,617
Billings in excess of costs and estimated earnings	97,510	88,072
Income taxes payable	1,011	3,899
Accrued self-insurance expense	25,376	25,910
Other current liabilities	28,011	31,039

Total current liabilities	298,385	263,865
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	9,363	8,639
OTHER LONG-TERM LIABILITIES	4,273	4,628

Total liabilities	312,021	277,132
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 2,453,245 and 2,398,328 shares, respectively	(27,069)	(26,174)
Additional paid-in capital	328,621	325,551
Accumulated other comprehensive income (loss)	(326)	(290)
Retained earnings (deficit)	(15,166)	(8,224)

Total stockholders' equity	286,471	291,274

Total liabilities and stockholders' equity	$598,492	$568,406

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
REVENUES	$295,705	$281,290
COST OF SERVICES	242,285	226,088

Gross profit	53,420	55,202
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	40,640	43,489
GAIN ON SALE OF ASSETS	(30)	(2)

Operating income	12,810	11,715
OTHER INCOME (EXPENSE):
Interest income	936	227
Interest expense	(258)	(337)
Other	106	(7)

Other income (expense)	784	(117)

INCOME BEFORE INCOME TAXES	13,594	11,598
INCOME TAX EXPENSE	5,353	4,656

NET INCOME	$8,241	$6,942

INCOME PER SHARE:
Basic	$0.21	$0.18
Diluted	$0.20	$0.18
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,839	38,279

Diluted	40,484	38,687

DIVIDENDS PER SHARE	$0.045	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007	41,123,365	$411	(781,415)	$(9,973)	$336,996	$—	$(64,856)	$262,578
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	514,658	6,566	(2,789)	—	—	3,777
Issuance of restricted stock	—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense	—	—	—	—	3,851		—	3,851
Forfeiture of unvested restricted stock	—	—	(8,288)	(93)	93	—	—	—
Tax benefit from vesting of restricted stock	—	—	—	—	89	—	—	89
Dividends	—	—	—	—	(7,134)	—	—	(7,134)
Share repurchase	—	—	(2,340,409)	(25,541)	—	—	—	(25,541)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(326)	—	(326)
Net income	—	—	—	—	—	—	49,690	49,690

BALANCE AT DECEMBER 31, 2008	41,123,365	411	(2,453,245)	(27,069)	328,621	(326)	(15,166)	286,471
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	49,750	545	(275)	—	—	270
Issuance of restricted stock (unaudited)	—	—	211,857	2,330	(2,330)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(3,490)	(35)	—	—	—	(35)
Stock-based compensation expense (unaudited)	—	—	—	—	1,284	—	—	1,284
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	(14)	—	—	(14)
Dividends (unaudited)	—	—	—	—	(1,735)	—	—	(1,735)
Share repurchase (unaudited)	—	—	(203,200)	(1,945)	—	—	—	(1,945)
Unrealized income on marketable securities, net of tax (unaudited)	—	—	—	—	—	36	—	36
Net income (unaudited)	—	—	—	—	—	—	6,942	6,942

BALANCE AT MARCH 31, 2009 (unaudited)	41,123,365	$411	(2,398,328)	$(26,174)	$325,551	$(290)	$(8,224)	$291,274

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,241	$6,942
Adjustments to reconcile net income to net cash used in operating activities— Amortization of identifiable intangible assets	708	843
Depreciation expense	1,832	2,435
Bad debt expense	79	388
Deferred tax (benefit) expense	298	(254)
Amortization of debt financing costs	27	27
Gain on sale of assets	(30)	(2)
Stock-based compensation expense	639	1,284
Changes in operating assets and liabilities, net of effects of acquisitions— (Increase) decrease in—
Receivables, net	6,304	19,805
Inventories	(26)	730
Prepaid expenses and other current assets	(1,898)	(367)
Costs and estimated earnings in excess of billings	(2,963)	1,610
Other noncurrent assets	1,054	26
Increase (decrease) in—
Accounts payable and accrued liabilities	(17,037)	(27,057)
Billings in excess of costs and estimated earnings	339	(9,438)
Other long-term liabilities	1,387	(905)

Net cash used in operating activities	(1,046)	(3,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,752)	(1,772)
Proceeds from sales of property and equipment	80	75
Proceeds from businesses sold	110	262
Purchases of marketable securities	(18,525)	—
Sales of marketable securities	—	1,000
Cash paid for acquisition and intangible assets, net of cash acquired	(23,218)	—

Net cash used in investing activities	(44,305)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	—	(1,042)
Payments of dividends to shareholders	(1,803)	(1,735)
Share repurchase program and shares received in lieu of tax withholding	(3,830)	(1,980)
Excess tax benefit of stock-based compensation	(15)	82
Proceeds from exercise of options	4	177

Net cash used in financing activities	(5,644)	(4,498)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,995)	(8,866)

CASH AND CASH EQUIVALENTS, beginning of year	139,631	117,015

CASH AND CASH EQUIVALENTS, end of year	$88,636	$108,149

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 54% of our consolidated 2009 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 46% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2009 revenues: HVAC—77%, plumbing—16%, building automation control systems—3%, and other—4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2008 (the "Form 10-K").

        There were no significant changes in our accounting policies during the current period except for the adoption of FSP Emerging Issues Task Force (EITF) 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," as further discussed below. For a description of our significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems included in the Form 10-K.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Cash paid for interest for the three months ended March 31, 2008 and 2009 was approximately $0.1 million and $0.3 million, respectively. Cash paid for income taxes for the three months ended March 31, 2008 and 2009 was approximately $0.7 million and $1.7 million, respectively.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, marketable securities, warranty accruals, and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        We consider our marketable securities as available-for-sale as defined in Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of March 31, 2009. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders' equity.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. We adopted FSP 157- 2 on January 1, 2009 for financial assets and liabilities measured on a nonrecurring basis. There was no impact upon adoption of Statement 157 or FSP 157-2 on the consolidated financial statements; however, we were required to provide additional disclosure regarding marketable securities, goodwill and intangible assets.

        In December 2007, the FASB issued Statement 141R (revised 2007), "Business Combinations," ("Statement 141R") which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R was effective for us beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of Statement 141R will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. We adopted this FSP on January 1, 2009. There was no significant impact upon adoption of this FSP.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

3. Fair Value Measurements

        Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

        These tiers include:

  •
  Level 1—defined as observable inputs such as quoted prices in active markets;

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 as of March 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$108,149	$108,149	$—	$—
Auction rate Securities	$8,479	$—	$925	$7,554

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of March 31, 2009, our marketable securities consisted of $8.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to October 2034), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had investments in marketable securities of $9.4 million as of December 31, 2008. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. During the first quarter, we sold $1.0 million of these auction rate securities at face value. An additional $1.0 million has been sold in April 2009; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $7.5 million has been classified as a noncurrent asset on

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

3. Fair Value Measurements (Continued)

the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of March 31, 2009 we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2009, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed various acquisitions in 2008 which were not material individually or in the aggregate. Additional contingent purchase price ("earn-out") will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions was $67.7 million, including $3.5 million in earn-outs that were recorded during the first quarter of 2009. There were no acquisitions in the first quarter of 2009. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

5. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2008	March 31, 2009
Revolving credit facility	$—	$—
Notes to former owners	10,699	9,657

Total debt	10,699	9,657
Less—current maturities of notes to former owners	(1,336)	(1,018)

Total long-term portion of debt	$9,363	$8,639

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2009, the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.75% as of March 31, 2009. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of March 31, 2009.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $9.7 million, of which $1.0 million is current as of March 31, 2009 and bear interest, payable annually, at a weighted average interest rate of 5.8%.

6. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

6. Commitments and Contingencies (Continued)

counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $5.7 million as of March 31, 2009 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense is included in "Cost of Services" and the accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table shows the remaining backcharges as of March 31, 2009 (in thousands):

	Balance at December 31, 2008	Additions	Utilization	Balance at March 31, 2009
Three months ended March 31, 2009	$5,838	$—	$(169)	$5,669

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

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed a longstanding relationship with our primary surety and have another surety to further support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

        Employer's Liability—For employer's liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as general liability and auto liability noted below).

        General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as employers liability and auto liability noted below).

        Auto Liability—For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million.

        Employee Medical—We have two medical plans. The deductible for employee group health claim is $300,000 per person, per policy (calendar) year for one plan and $150,000 per person, per policy (calendar) year for the other plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

        Our $50 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $50 million of excess loss coverage for each of general liability, employer's liability and auto liability.

7. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock. There were approximately 0.4 million and 0.6 million anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2008 and 2009, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

(Unaudited)

7. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2009
Common shares outstanding, end of period(a)	39,703	38,186
Effect of using weighted average common shares outstanding	136	93

Shares used in computing earnings per share—basic	39,839	38,279
Effect of shares issuable under stock option plans based on the treasury stock method	626	406
Effect of contingently issuable restricted stock	19	2

Shares used in computing earnings per share—diluted	40,484	38,687

(a)
Excludes 0.5 million and 0.5 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2008 and 2009, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.4 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 203,200 shares during the three months ended March 31, 2009, at an average price of $9.57 share. We have repurchased a cumulative total of 3.4 million shares as of March 31, 2009, at an average price of $11.33 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        As of March 31, 2009, we had 3,730 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $530,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of March 31, 2009, we had 8 projects in process with a contract price of between $15 and $30 million, 18 projects between $10 million and $15 million, 66 projects between $5 million and $10 million, and 235 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,388.8 million of aggregate contract value as of March 31, 2009, or approximately 70%, out of a total contract value for all projects in progress of $1,973.9 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 13% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three-years and are cancelable on 30 to 60 days notice.

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

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time, and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about economic and financial conditions and trends. We have experienced periods of time, when economic weakness caused a significant slowdown in decisions to proceed with installation and replacement project work.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three-year period of 2001 to 2003 and has expanded moderately during

2004 and 2005, and was strong during 2006 through 2008. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004, as discussed further under "Results of Operations" below.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2012. We have a second surety to further support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last ten calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (in thousands):

	Three Months Ended March 31,
	2008		2009
Revenues	$295,705	100.0%	$281,290	100.0%
Cost of services	242,285	81.9%	226,088	80.4%

Gross profit	53,420	18.1%	55,202	19.6%
Selling, general and administrative expenses	40,640	13.7%	43,489	15.5%
Gain on sale of assets	(30)	—	(2)	—

Operating income	12,810	4.3%	11,715	4.2%
Interest income (expense), net	678	0.2%	(110)	0.0%
Other income	106	—	(7)	—

Income before income taxes	13,594	4.6%	11,598	4.1%
Income tax expense	5,353		4,656

Net income	$8,241	2.8%	$6,942	2.5%

        Revenues—Revenues decreased $14.4 million, or 4.9% to $281.3 million for the first quarter of 2009 compared to the same period in 2008. Approximately 15.3% of the decrease in revenues related to same store activity offset by a 10.4% increase from 2008 acquisitions. The same store revenue decrease stemmed primarily from reduced activity in the nonresidential facilities markets throughout the United States especially in office buildings (approximately $15.5 million) as well as continued decreases in the multi-family sector (approximately $17.6 million). These decreases were partially offset by increased activity in the education sector (approximately $4.3 million). We have seen decreased activity, primarily in our Central Arizona and Alabama operations resulting from increased competition and the close out of several jobs and from the planned downsizing of our large multi- family operation based in Texas.

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

        Backlog as of March 31, 2009 was $716.9 million, a 4.7% decrease from December 31, 2008 backlog of $752.4 million. The sequential decrease was primarily due to decreases at our Central Arizona and Central Florida operations. On a same store basis, backlog as of March 31, 2009 was $665.6 million, a decrease of 18.0% from March 31, 2008 backlog of $811.3 million. The year-over-year decrease is due to the planned downsizing of our large multi-family operation based in Texas and decreases at our Central Arizona, Northwest Virginia, and Central Florida operations.

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

        Gross Profit—Gross profit increased $1.8 million, or 3.3%, to $55.2 million for the first quarter of 2009 as compared to the same period in 2008, primarily due to our 2008 acquisitions. As a percentage of revenues, gross profit for 2009 was 19.6%, up from 18.1% in 2008. The increase in gross profit percentage resulted primarily from higher profitability at our Central Florida operation (approximately $2.7 million) and improved results at our Northeast Maryland operation ($1.0 million). These increases were partially offset by decreased activity at our Southern Arizona operation ($1.1 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $2.8 million, or 7.0% for the first quarter of 2009 as compared to the same period in 2008, primarily related to our 2008 acquisitions. As a percentage of revenues, SG&A increased from 13.7% in 2008 to 15.5% in 2009 due to a lower 2009 revenue base.

        Interest Income, Net—Interest income, net was $0.7 million for the first quarter of 2008 and interest expense, net was $0.1 million for the first quarter of 2009, respectively. The net decrease in interest income was primarily due to lower interest rates in 2009.

        Income Tax Expense—Our effective tax rate for 2009 was 40.1%, as compared to 39.4% in 2008. The effective tax rate for the first quarter of 2008 is lower than 2009 due to a change in expected tax expense in certain jurisdictions. One component of the increase in the effective tax rate for 2009 is primarily due to an increase in tax reserves. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate that our effective tax rate for 2009 will be between 38% and 40%.

        Outlook—We expect that developing weakness in the underlying environment for non-residential activity will affect 2009 activity levels in our industry compared to 2008. Our backlog continues to be at solid levels but has been declining. Our primary emphasis for 2009 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weakening economic conditions for our industry, we expect continued profitability in 2009, but expect lower profitability than we achieved in 2008.

Liquidity and Capital Resources:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,046)	$(3,933)
Investing activities	$(44,305)	$(435)
Financing activities	$(5,644)	$(4,498)
Free cash flow:
Cash used in operating activities	$(1,046)	$(3,933)
Purchases of property and equipment	(2,752)	(1,772)
Proceeds from sales of property and equipment	80	75

Free cash flow	$(3,718)	$(5,630)

        Cash Flow—We define free cash flow as cash provided by operating activities less customary capital expenditures, plus the proceeds from asset sales. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies. The negative free cash flow for the three months ended March 31, 2008 and 2009 were funded entirely by existing cash balances.

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

        For the three months ended March 31, 2009, we had negative free cash flow of $5.6 million as compared to negative free cash flow of $3.7 million in 2008. These negative amounts are primarily due to the funding of year end compensation accruals. The decrease in free cash flow is primarily due to a decrease in overbillings.

        As of March 31, 2009, our marketable securities consisted of $8.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million investments in marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. In April 2009, we sold $1.0 million of these auction rate securities at face value.

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.4 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 203,200 shares for the three months ended March 31, 2009, at an average price of $9.57 per share. We have repurchased a cumulative total of 3.4 million shares as of March 31, 2009, at an average price of $11.33 per share.

        Credit Facility—On February 20, 2007, we entered into a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility is available for borrowings and letters of credit and will expire in February 2012. The Facility is secured by the capital stock of our current and future subsidiaries. As of March 31, 2009, the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement costs, we estimate the interest rate applicable to the borrowings under the Facility would be approximately 1.75% as of March 31, 2009. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA. The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. We are in compliance with all the financial covenants as of March 31, 2009.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $9.7 million, of which $1.0 million is current as of March 31, 2009. These notes bear interest, payable annually, at a weighted average interest rate of 5.8%.

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

        The following recaps the future maturities of our contractual obligations as of March 31, 2009 (in thousands):

	Twelve Months Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities—Notes to former owners	$1,018	$6,598	$2,041	$—	$—	$—	$9,657
Interest payable	$522	$391	$29	$—	$—	$—	$942
Operating lease obligations	$9,642	$7,192	$6,328	$5,420	$3,843	$7,009	$39,434

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

        As of March 31, 2009, we also have $43.1 million letter of credit commitments, all of which expire in 2009. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While all of these letter of credit commitments expire in 2009, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last ten calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have borrowing capacity under our credit facility and we continue to have substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("Statement 157"), effective for fiscal years beginning after November 15, 2007. Statement 157 provides guidance for using fair value to measure assets and liabilities. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We adopted Statement 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. We adopted FSP 157- 2 on January 1, 2009 for financial assets and liabilities measured on a nonrecurring basis. There was no impact upon adoption of Statement 157 or FSP 157-2 on the consolidated financial statements; however, we were required to provide additional disclosure regarding marketable securities, goodwill and intangible assets.

        In December 2007, the FASB issued Statement 141R (revised 2007), "Business Combinations," ("Statement 141R") which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R was effective for us beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of Statement 141R will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. We adopted this FSP on January 1, 2009. There was no significant impact upon adoption of this FSP.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2009:

	Twelve Months Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Fair Value
Fixed Rate Debt	$1,018	$6,598	$2,041	$—	$—	$—	$9,657
Average Interest Rate	6.0%	5.8%	5.5%	—	—	—	5.8%

        As of March 31, 2009, our marketable securities consisted of $8.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million in investments of marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2009, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Recent Sales of Unregistered Securities

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.4 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 203,200 shares for the three months ended March 31, 2009, at an average price of $9.57 per share. We have repurchased a cumulative total of 3.4 million shares as of March 31, 2009, at an average price of $11.33 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	33,900	$10.33	3,234,209	618,450
February 1—February 28	41,300	$10.10	3,275,509	577,150
March 1—March 31	128,000	$9.20	3,403,509	995,500

	203,200	$9.57	3,403,509	995,500

        In addition, under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2009, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares	Average Price
January 1—January 31	3,490	$10.10
February 1—February 28	—	$—
March 1—March 31	—	$—

	3,490	$10.10

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Summary of 2009 Incentive Compensation Plan.
10.2	Form of Comfort Systems USA, Inc. Performance Restricted Stock Award—dated March 26, 2009.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

30

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
April 30, 2009	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
April 30, 2009	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
April 30, 2009	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer