Form 10-Q
period 2009-06-30
COMFORT SYSTEMS USA INC
filed 2009-07-31
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        The number of shares outstanding of the issuer's common stock, as of July 28, 2009 was 38,342,230.

 COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2008	June 30, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$117,015	$120,415
Accounts receivable, less allowance for doubtful accounts of $5,250 and $6,554, respectively	266,602	257,077
Other receivables	6,156	5,806
Inventories	11,350	10,179
Prepaid expenses and other	23,399	27,251
Costs and estimated earnings in excess of billings	19,123	16,321
Assets related to discontinued operations	1,544	438

Total current assets	445,189	437,487
PROPERTY, PLANT AND EQUIPMENT, net	35,650	35,000
GOODWILL	90,940	95,666
IDENTIFIABLE INTANGIBLE ASSETS, net	16,281	14,551
MARKETABLE SECURITIES	8,423	6,534
OTHER NONCURRENT ASSETS	2,009	1,536

Total assets	$598,492	$590,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of notes to former owners	1,336	1,018
Accounts payable	98,190	84,972
Accrued compensation and benefits	46,623	38,075
Billings in excess of costs and estimated earnings	97,505	100,211
Income taxes payable	1,011	1,012
Accrued self-insurance expense	25,360	25,989
Other current liabilities	27,963	29,933
Liabilities related to discontinued operations	397	—

Total current liabilities	298,385	281,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	9,363	7,972
OTHER LONG-TERM LIABILITIES	4,273	4,996

Total liabilities	312,021	294,178
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 2,453,245 and 2,740,635 shares, respectively	(27,069)	(29,338)
Additional paid-in capital	328,621	325,628
Accumulated other comprehensive income (loss)	(326)	(252)
Retained earnings (deficit)	(15,166)	147

Total stockholders' equity	286,471	296,596

Total liabilities and stockholders' equity	$598,492	$590,774

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
REVENUES	$353,349	$300,349	$647,157	$580,623
COST OF SERVICES	285,937	242,028	526,773	467,149

Gross profit	67,412	58,321	120,384	113,474
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	43,000	41,276	83,319	84,462
(GAIN) LOSS ON SALE OF ASSETS	(97)	5	(128)	3

Operating income	24,509	17,040	37,193	29,009
OTHER INCOME (EXPENSE):
Interest income	547	148	1,484	375
Interest expense	(410)	(308)	(668)	(645)
Other	52	9	158	2

Other income (expense)	189	(151)	974	(268)

INCOME BEFORE INCOME TAXES	24,698	16,889	38,167	28,741
INCOME TAX EXPENSE	9,529	6,491	14,820	11,221

INCOME FROM CONTINUING OPERATIONS	15,169	10,398	23,347	17,520
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax (expense) benefit of $(39), $60, $(100), and $133	24	(207)	87	(387)
Estimated loss on disposition, net of tax of $—, $—, $—, and $—	—	(93)	—	(93)

NET INCOME	$15,193	$10,098	$23,434	$17,040

INCOME PER SHARE:
Basic—
Income from continuing operations	$0.38	$0.27	$0.59	$0.46
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	(0.01)
Estimated loss on disposition	—	—	—	—

Net income	$0.38	$0.26	$0.59	$0.45

Diluted—
Income from continuing operations	$0.38	$0.27	$0.58	$0.45
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	(0.01)
Estimated loss on disposition	—	—	—	—

Net income	$0.38	$0.26	$0.58	$0.44

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,634	38,136	39,737	38,207
Diluted	40,359	38,533	40,422	38,610

DIVIDENDS PER SHARE	$0.045	$0.045	$0.090	$0.090

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		Stockholders' Equity
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007		41,123,365	$411	(781,415)	$(9,973)	$336,996	$—	$(64,856)	$262,578
Comprehensive Income:
Net income	$49,690	—	—	—	—	—	—	49,690	49,690
Unrealized loss on marketable securities, net of tax	(326)	—	—	—	—	—	(326)	—	(326)

Comprehensive Income	$49,364	—	—	—	—	—	—	—	—

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	514,658	6,566	(2,789)	—	—	3,777
Issuance of restricted stock		—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense		—	—	—	—	3,851		—	3,851
Forfeiture of unvested restricted stock		—	—	(8,288)	(93)	93	—
Tax benefit from vesting of restricted stock		—	—	—	—	89	—	—	89
Dividends		—	—	—	—	(7,134)	—	—	(7,134)
Share repurchase		—	—	(2,340,409)	(25,541)	—	—	—	(25,541)

BALANCE AT DECEMBER 31, 2008		41,123,365	411	(2,453,245)	(27,069)	328,621	(326)	(15,166)	286,471
Comprehensive Income:
Net income (unaudited)	$17,040	—	—	—	—	—	—	17,040	17,040
Unrealized income on marketable securities, net of tax (unaudited)	74	—	—	—	—	—	74	—	74

Comprehensive Income (unaudited)	$17,114

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	124,450	1,346	(730)	—	—	616
Issuance of restricted stock (unaudited)		—	—	241,857	2,652	(2,652)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(45,559)	(456)	—	—	—	(456)
Stock-based compensation expense (unaudited)		—	—	—	—	2,062	—	—	2,062
Forfeiture of unvested restricted stock (unaudited)		—	—	(7,038)	(76)	76	—	—	—
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	(14)	—	—	(14)
Dividends (unaudited)		—	—	—	—	(1,735)	—	(1,727)	(3,462)
Share repurchase (unaudited)		—	—	(601,100)	(5,735)	—	—	—	(5,735)

BALANCE AT JUNE 30, 2009 (unaudited)		41,123,365	$411	(2,740,635)	$(29,338)	$325,628	$(252)	$147	$296,596

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,193	$10,098	$23,434	$17,040
Adjustments to reconcile net income to net cash provided by operating activities—
Estimated loss on disposition of discontinued operations	—	93	—	93
Amortization of identifiable intangible assets	1,135	959	1,843	1,802
Depreciation expense	2,206	2,381	4,038	4,816
Bad debt expense	297	1,722	376	2,110
Deferred tax (benefit) expense	(19)	(1,793)	279	(2,047)
Amortization of debt financing costs	27	27	54	54
(Gain) loss on sale of assets	(103)	6	(133)	4
Stock-based compensation expense	1,441	778	2,080	2,062
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables	(25,030)	(11,935)	(18,726)	7,870
Inventories	(737)	401	(763)	1,131
Prepaid expenses and other current assets	5,830	(733)	2,591	(1,100)
Costs and estimated earnings in excess of billings	(3,319)	1,189	(6,282)	2,799
Other noncurrent assets	(1,204)	(60)	1,191	(34)
Increase (decrease) in—
Accounts payable and accrued liabilities	25,018	8,192	7,981	(18,865)
Billings in excess of costs and estimated earnings	7,209	12,173	7,548	2,735
Other long-term liabilities	(885)	386	502	(519)

Net cash provided by operating activities	27,059	23,884	26,013	19,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,253)	(2,662)	(7,005)	(4,434)
Proceeds from sales of property and equipment	37	99	117	174
Proceeds from businesses sold	6	44	116	306
Sale of marketable securities	7,575	1,000	7,575	2,000
Purchases of marketable securities	—	—	(18,525)	—
Cash paid for acquisitions and intangible assets, net of cash acquired	(4,667)	(3,849)	(27,885)	(3,849)

Net cash used in investing activities	(1,302)	(5,368)	(45,607)	(5,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(5,233)	(667)	(5,233)	(1,709)
Payments of dividends to shareholders	(1,798)	(1,718)	(3,601)	(3,453)
Share repurchase program and shares received in lieu of tax withholding	(6,414)	(4,211)	(10,255)	(6,191)
Excess tax benefit of stock-based compensation	93	72	89	154
Proceeds from exercise of options	467	274	471	451

Net cash used in financing activities	(12,885)	(6,250)	(18,529)	(10,748)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,872	12,266	(38,123)	3,400

CASH AND CASH EQUIVALENTS, beginning of period— continuing and discontinued operations	88,636	108,149	139,631	117,015

CASH AND CASH EQUIVALENTS, end of period— continuing and discontinued operations	$101,508	$120,415	$101,508	$120,415

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 55% of our consolidated 2009 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 45% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2009 revenues: HVAC 77%, plumbing 15%, building automation control systems 3%, and other 5%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2008 (the "Form 10-K").

        There were no significant changes in accounting policies of the company during the current period. For a description of the significant accounting policies of the company, refer to Note 2 of Notes to Consolidated Financial Statements of Comfort Systems in the Form 10-K.

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

        Cash paid for interest for continuing operations for the three months ended June 30, 2008 and 2009 was approximately $0.4 million and $0.2 million, respectively. There was no cash paid for interest for discontinued operations for the three and six months ended June 30, 2008 and 2009. Cash paid for income taxes for continuing operations for the three months ended June 30, 2008 and 2009 was

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

approximately $9.4 million and $11.0 million, respectively. Cash paid for income taxes for discontinued operations for both the three months ended June 30, 2008 and 2009 was less than approximately $0.1 million. Cash paid for interest for both the six months ended June 30, 2008 and 2009 was approximately $0.5 million. Cash paid for income taxes for continuing operations the six months ended June 30, 2008 and 2009 was approximately $10.1 million and $12.7 million, respectively. Cash paid for income taxes for discontinued operations for both the six months ended June 30, 2008 and 2009 was less than approximately $0.1 million.

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

  Income Taxes

        We file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes," which takes into account differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets represent the tax effect of activity that has been reflected in the financial statements but which will not be deductible for tax purposes until future periods. Deferred tax liabilities represent the tax effect of activity that has been reflected in the financial statements but which will not be taxable until future periods.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, we may not realize all or a portion of the recorded deferred tax assets.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

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

        We consider our marketable securities as available-for-sale as defined in Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of June 30, 2009. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

        In December 2007, the FASB issued Statement 141R (revised 2007), "Business Combinations," ("Statement 141R") which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R was effective for us beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have and are not expected to have a material impact on our consolidated financial statements. However, our adoption of Statement 141R will significantly impact our accounting and reporting for future acquisitions, principally as a result of: (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("Statement 165"). Statement 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no significant impact upon the adoption of this Statement 165.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

  Subsequent Events

        The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on July 30, 2009.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

3. Fair Value Measurements (Continued)

        The assets measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 as of June 30, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance, June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$120,415	$120,415	$—	$—
Auction rate securities	$7,534	$—	$925	$6,609

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of June 30, 2009, our marketable securities consisted of $7.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to October 2034), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had investments in marketable securities of $9.4 million as of December 31, 2008. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. During the first six months of 2009, we sold $2.0 million of these auction rate securities at face value. During July 2009, we were informed that an additional $1.0 million will be sold during the third quarter of 2009; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $6.5 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of less than $0.1 million, to accumulated other comprehensive income (loss) as of June 30, 2009. Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of June 30, 2009 we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

3. Fair Value Measurements (Continued)

temporarily impaired. During the six months ended June 30, 2009, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed various acquisitions in 2008 which were not material individually or in the aggregate. Additional contingent purchase price ("earn-out") has been and will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions was $68.9 million, including $4.7 million in earn-outs that were recorded during the first half of 2009. There were no acquisitions in the first half of 2009. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax income of $0.1 million for the first six months of 2008 and after-tax loss of $0.4 million for the first six months of 2009 have been reported in discontinued operations under "Operating income (loss), net of income tax (expense) benefit." We recorded a loss on the sale of this company of $0.1 million in the second quarter of 2009. This loss has been reported in discontinued operations under "Estimated loss on disposition, net tax."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of this discontinued operation. No interest expense was allocated to this discontinued operation.

        Revenues and pretax income (loss) related to this company in 2008 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$1,748	$779	$3,645	$1,795
Pre-tax income (loss)	$63	$(267)	$187	$(520)

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2008	June 30, 2009
Revolving credit facility	$—	$—
Notes to former owners	10,699	8,990

Total debt	10,699	8,990
Less—current maturities of notes to former owners	1,336	1,018

Total long-term portion of debt	$9,363	$7,972

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of June 30, 2009 the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.6% as of June 30, 2009. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

          Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2009 was 0.11.

          Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of June 30, 2009 was 19.95.

          Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's debt-to-Credit Facility Adjusted EBITDA covenant, our borrowing capacity under the Facility and the favorable terms that we currently enjoy could be negatively impacted by the lenders.

        We are in compliance with all the financial covenants as of June 30, 2009.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $9.0 million as of June 30, 2009, of which $1.0 million is current as of June 30, 2009 and bear interest, payable annually, at a weighted average interest rate of 5.8%.

7. Commitments and Contingencies

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

        In addition to the matters described above, we have accrued $5.7 million as of June 30, 2009 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The related expense was included in "Cost of Services" prior to 2009 and the accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table shows the remaining backcharges as of June 30, 2009 (in thousands):

Balance at December 31, 2008	$5,838
Additions	—
Utilization	(169)

Balance at June 30, 2009	$5,669

  Surety

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

7. Commitments and Contingencies (Continued)

terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we are not aware of any losses to our sureties in connection with bonds the sureties have posted on our behalf, and do not expect such losses to be incurred in the foreseeable future.

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

          General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as employer's liability and auto liability noted below).

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

        There were approximately 2,000 options and 0.6 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended June 30, 2008 and 2009, respectively. There were approximately 0.2 million and 0.6 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the six months ended June 30, 2008 and 2009, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Common shares outstanding, end of period(a)	41,123	38,006	41,123	38,006
Effect of using weighted average common shares outstanding	(1,489)	130	(1,386)	201

Shares used in computing earnings per share—basic	39,634	38,136	39,737	38,207
Effect of shares issuable under stock option plans based on the treasury stock method	657	383	642	395
Effect of contingently issuable restricted stock	68	14	43	8

Shares used in computing earnings per share—diluted	40,359	38,533	40,422	38,610

(a)
Excludes 0.3 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2008 and 2009, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

(Unaudited)

8. Stockholders' Equity (Continued)

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 601,100 shares during the six months ended June 30, 2009, at an average price of $9.54 per share. Since the inception of the program in 2007, we have repurchased a cumulative total of 3.8 million shares as of June 30, 2009, at an average price of $11.14 per share.

15

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

        As of June 30, 2009, we had 4,148 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $480,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of June 30, 2009, we had 7 projects in process with a contract price of between $15 and $30 million, 19 projects between $10 million and $15 million, 53 projects between $5 million and $10 million, and 242 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,306.0 million of aggregate contract value as of June 30, 2009, or approximately 66%, out of a total contract value for all projects in progress of $1,990.1 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003 and expanded moderately during 2004 and 2005, and was strong during 2006 and 2007. During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period. We have experienced notable improvements in both industry activity as well as our own results since 2004.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2009 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2012. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last ten calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We have 41 reporting units of which 26 reporting units have a goodwill balance. These reporting units are tested for impairment by comparing each unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

        Statement 142 also requires that identifiable intangible assets with finite lives be amortized over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

Results of Operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2009	%	2008	%	2009	%
Revenues	$353,349	100.0%	$300,349	100.0%	$647,157	100.0%	$580,623	100.0%
Cost of services	285,937	80.9%	242,028	80.6%	526,773	81.4%	467,149	80.5%

Gross profit	67,412	19.1%	58,321	19.4%	120,384	18.6%	113,474	19.5%
Selling, general and administrative expenses	43,000	12.2%	41,276	13.7%	83,319	12.9%	84,462	14.5%
(Gain) loss on sale of assets	(97)	—	5	—	(128)	—	3	—

Operating income	24,509	6.9%	17,040	5.7%	37,193	5.7%	29,009	5.0%
Interest income (expense), net	137	—	(160)	(0.1)%	816	0.1%	(270)	—
Other income	52	—	9	—	158	—	2	—

Income before income taxes	24,698	7.0%	16,889	5.6%	38,167	5.9%	28,741	5.0%
Income tax expense	9,529		6,491		14,820		11,221

Income from continuing operations	15,169	4.3%	10,398	3.5%	23,347	3.6%	17,520	3.0%
Discontinued operations—
Operating results, net of tax	24		(207)		87		(387)
Estimated loss on disposition, net of tax	—		(93)		—		(93)

Net income	$15,193		$10,098		$23,434		$17,040

        Revenues—Revenues decreased $53.0 million, or 15.0% to $300.3 million for the second quarter of 2009 compared to the same period in 2008. Approximately 20.7% of the decrease in revenues related to same store activity offset by 5.7% increase from 2008 acquisitions. The same store revenue decrease stemmed primarily from reduced activity in the nonresidential markets throughout the United States especially in healthcare (approximately $17.7 million) and office buildings (approximately $15.9 million) as well as continued decreases in the multi-family sector (approximately $21.4 million). These decreases were partially offset by increased activity in the religious and not-for-profit sector (approximately $5.1 million). We have seen decreased activity, primarily in our central Arizona operation, resulting from a significant decrease in that market resulting in limited new projects and from the planned downsizing of our large multi-family operation based in Texas.

        Revenues for the first six months of 2009 decreased $66.5 million, or 10.3%, to $580.6 million as compared to the same period in 2008. Approximately 15.3% of the decrease in revenues related to same store activity offset by 5.0% increase from 2008 acquisitions. The same store decrease stemmed primarily from decreased activity in the nonresidential markets throughout the United States especially in office buildings (approximately $30.7 million) and healthcare (approximately $22.7million). There has been decreased activity in our multi-family sector (approximately $38.4 million) as a result of our planned downsizing of our large multi-family operation based in Texas. We have seen decreased activity, primarily in our central Arizona and Alabama operations resulting from the closeout of several large projects as well as a decline in market activity in both markets.

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

        Backlog as of June 30, 2009 was $639.8 million a 10.7% decrease from March 31, 2009 backlog of $716.6 million. The sequential decrease of 10.7% was primarily related to our northern Maryland, northern Virginia and central Florida operations. On a same store basis, backlog as of June 30, 2009 was $589.1 million, as compared to $778.2 million from June 30, 2008. The year-over-year decrease is primarily related to the planned downsizing our large multi-family location based in Texas. In addition, backlog decreased at our northern Virginia, central Arizona, and central Florida operations due to the close out of several jobs and a decline in market activity.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to decrease throughout 2009, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

        Gross Profit—Gross profit decreased $9.1 million, or 13.5%, to $58.3 million for the second quarter of 2009 as compared to the same period in 2008. As a percentage of revenues, gross profit increased from 19.1% in 2008 to 19.4% in 2009. The increase in gross profit percentage resulted primarily from higher profitability at our central Florida operation (approximately $1.5 million), as well as improved results at our northern Florida operation (approximately $1.0 million), and at our northern Maryland operation (approximately $0.9 million). These increases were partially offset by decreased activity at our large multi-family operation based in Texas (approximately $2.0 million).

        Gross profit for the first six months of 2009 decreased $6.9 million, or 5.7% to $113.5 million, as compared to the same period in 2008. As a percentage of revenues, gross profit increased from 18.6% in 2008 to 19.5% in 2009. The increase in gross profit percentage for the first six months of 2009 resulted primarily from higher profitability at our Central Florida operation (approximately $4.2 million), as well as improved profitability at our northern Maryland operation (approximately $1.9 million) and at our northern Florida operation (approximately $1.5 million). These increases were partially offset by decreased activity at our Arizona operations (approximately $2.0 million) and at our large multi-family operation based in Texas (approximately $1.3 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $1.7 million, or 4.0% for the second quarter of 2009 as compared to the same period in 2008. Approximately 10.1% of the decrease is due to overhead reductions offset by a 6.1% increase from both a 2008 acquisition and an increase in bad debt expense of $1.4 million. As a percentage of revenues, SG&A increased from 12.2% in 2008 to 13.7% in 2009 due to a lower 2009 revenue base. SG&A increased $1.1 million, or 1.4%, to $84.5 million for the first six months ended June 30, 2009 as compared to the same period in 2008. Approximately 4.7% of the increase is due to both a 2008 acquisition and an increase in bad debt expense of $1.7 million. These increases were offset by a decrease of 3.3%, primarily related to overhead reductions. As a percentage of revenues, SG&A increased from 12.9% for the first six months of 2008 to 14.5% for the first six months of 2009 due to a lower 2009 revenue base.

        Interest Income (Expense), Net—Interest income decreased $0.4 million for the second quarter of 2009 as compared to the same period in 2008. Interest income decreased $1.1 million for the first half of 2009 as compared to the first half of 2008. The decrease is due to lower interest rates in 2009.

        Income Tax Expense—Our year to date effective tax rate for 2009 was 39.0%, as compared to 38.9% in 2008. One component of the increase in the effective tax rate for 2009 is primarily due to an increase in tax reserves. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2009 will be between 38% and 40%.

        Outlook—We expect that developing weakness in the underlying environment for non-residential activity will affect 2009 activity levels in our industry compared to 2008. Our backlog while still at solid levels by historical standards has been declining. Our primary emphasis for 2009 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weakening economic conditions for our industry, we expect continued profitability in 2009, but we expect lower profitability than we achieved in 2008 as conditions weaken throughout the year.

  Liquidity and Capital Resources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$27,059	$23,884	$26,013	$19,951
Investing activities	$(1,302)	$(5,368)	$(45,607)	$(5,803)
Financing activities	$(12,885)	$(6,250)	$(18,529)	$(10,748)
Free cash flow:
Cash used in operating activities	$27,059	$23,884	$26,013	$19,951
Purchases of property and equipment	(4,253)	(2,662)	(7,005)	(4,434)
Proceeds from sales of property and equipment	37	99	117	174

Free cash flow	$22,843	$21,321	$19,125	$15,691

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

        For the three months ended June 30, 2009, we had free cash flow of $21.3 million as compared to free cash flow of $22.8 million in 2008. For the six months ended June 30, 2009, we had free cash flow of $15.7 million, as compared to free cash flow of $19.1 million for the first six months of 2008. These decreases are a result of lower earnings.

        As of June 30, 2009, our marketable securities consisted of $7.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million investments in marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of less than $0.1 million, to accumulated other comprehensive income (loss) as of June 30, 2009. Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. During July 2009, we were informed that an additional $1.0 million will be sold during the third quarter of 2009; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet.

        As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.4 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 601,100 shares during the six months ended June 30, 2009, at an average price of $9.54 per share. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 3.8 million shares as of June 30, 2009, at an average price of $11.14 per share.

        Credit Facility—On February 20, 2007, we entered into a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility is available for borrowings and letters of credit and will expire in February 2012. The Facility is secured by the capital stock of our current and future subsidiaries. As of June 30, 2009, the total of the Facility was $100.0 million, with no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement cost, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.6% as of June 30, 2009. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2009 was 0.11.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of June 30, 2009 was 19.95.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's debt-to-Credit Facility Adjusted EBITDA covenant, our borrowing capacity under the Facility and the favorable terms that we currently enjoy could be negatively impacted by the lenders.

        We are in compliance with all the financial covenants as of June 30, 2009.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $9.0 million, of which $1.0 million is current as of June 30, 2009. These notes bear interest, payable annually, at a weighted average interest rate of 5.8%.

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

        The following recaps the future maturities of our contractual obligations as of June 30, 2009 (in thousands):

	Twelve Months Ended June 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities—Notes to former owners	$1,018	$6,597	$1,375	$—	$—	$—	$8,990
Operating lease obligations	$9,550	7,920	7,063	5,990	4,057	6,468	41,048
Interest payable	$509	293	10	—	—	—	812

Total	$11,077	$14,810	$8,448	$5,990	$4,057	$6,468	$50,850

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of June 30, 2009, we also have $43.1 million letter of credit commitments, of which $42.5 million will expire in 2009 and $0.6 million will expire in 2010. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2009, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last ten calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and we continue to have substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("Statement 165"). Statement 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted this Statement during the second quarter of 2009. There was no significant impact upon the adoption of this Statement 165. We have evaluated subsequent events through the time of filing these financial statements with the SEC on July 30, 2009.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2009:

	Twelve Months Ended June 30,
							Fair Value
	2010	2011	2012	2013	2014	Thereafter
Fixed Rate Debt	$1,018	$6,597	$1,375	$—	$—	$—	$8,990
Average Interest Rate	6.0%	5.8%	5.5%	—	—	—	5.8%

        As of June 30, 2009, our marketable securities consisted of $7.5 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million in investments of marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of less than $0.1 million, to accumulated other comprehensive income (loss) as of June 30, 2009. Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

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

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the six months ended June 30, 2009, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2009 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 601,100 shares during the six months ended June 30, 2009, at an average price of $9.54 per share. We have repurchased a cumulative total of 3.8 million shares as of June 30, 2009, at an average price of $11.14 per share.

        During the quarter ended June 30, 2009, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	32,900	$10.58	3,436,409	962,600
May 1—May 31	294,400	$9.39	3,730,809	668,200
June 1—June 30	70,600	$9.57	3,801,409	597,600

	397,900	$9.52	3,801,409	597,600

        Under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended June 30, 2009, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1—April 30	27,441	$10.50
May 1—May 31	14,628	$9.06
June 1—June 30	—	$—

	42,069	$10.00

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders in Houston, Texas on May 15, 2009, which meeting was duly noticed in the Company's Proxy Statement dated April 15, 2009. All of the Company's incumbent directors were elected by a majority of the outstanding shares eligible to vote with respect to such election, each for a term expiring at the next annual meeting. Out of a potential of 38,718,499 Common Stock outstanding, William F. Murdy had 35,081,464 shares voted in favor of election, with 1,119,552 withheld. Darcy G. Anderson had 35,742,158 shares voted in favor of election, with 458,858 shares withheld. Herman E. Bulls had 35,739,568 shares voted in favor of election, with 461,448 shares withheld. Alfred J. Giardinelli, Jr. had 35,772,590 shares voted in favor of election, with 428,426 shares withheld. Alan P. Krusi had 35,742,158 shares voted in favor of election, with 458,858 shares withheld. Franklin Myers had 35,742,032 shares voted in favor of election, with 458,984 shares withheld. James H. Schultz had 35,770,317 shares voted in favor of election, with 430,699 shares withheld. Robert D. Wagner, Jr. had 35,772,090 shares voted in favor of election, with 428,926 shares withheld.

        The selection of Ernst & Young LLP as the Company's independent auditors for the year 2009 was ratified by the following vote: 36,109,214 votes for; 60,895 votes against; and 30,904 abstentions.

Item 6.    Exhibits

  (a)
  Exhibits.

3.1	Amended and Restated Bylaws of Comfort Systems USA, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed May 19, 2009).
10.1	Schedules and Exhibits to Amended and Restated Senior Credit Facility dated February 20, 2007.
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.1 of Form 8-K filed May 19, 2009).
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
July 30, 2009	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
July 30, 2009	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
July 30, 2009	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer