Form 10-Q
period 2009-09-30
COMFORT SYSTEMS USA INC
filed 2009-11-03
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number: 1-13011

COMFORT SYSTEMS USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0526487
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

675 Bering Drive
Suite 400
Houston, Texas 77057

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 830-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, as of October 30, 2009 was 38,223,710.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,015	$139,863
Accounts receivable, less allowance for doubtful accounts of $5,250 and $6,897, respectively	266,602	228,250
Other receivables	6,156	8,686
Inventories	11,350	9,412
Prepaid expenses and other	23,399	26,694
Costs and estimated earnings in excess of billings	19,123	17,373
Assets related to discontinued operations	1,544	438
Total current assets	445,189	430,716
PROPERTY, PLANT AND EQUIPMENT, net	35,650	34,083
GOODWILL	90,940	95,590
IDENTIFIABLE INTANGIBLE ASSETS, net	16,281	13,841
MARKETABLE SECURITIES	8,423	5,590
OTHER NONCURRENT ASSETS	2,009	1,506
Total assets	$598,492	$581,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ ―	$ ―
Current maturities of notes to former owners	1,336	2,018
Accounts payable	98,190	75,291
Accrued compensation and benefits	46,623	42,366
Billings in excess of costs and estimated earnings	97,505	89,647
Income taxes payable	1,011	―
Accrued self-insurance expense	25,360	26,925
Other current liabilities	27,963	29,702
Liabilities related to discontinued operations	397	—
Total current liabilities	298,385	265,949
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	9,363	6,607
OTHER LONG-TERM LIABILITIES	4,273	5,677
Total liabilities	312,021	278,233
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 2,453,245 and 2,827,755 shares, respectively	(27,069)	(30,324)
Additional paid-in capital	328,621	325,458
Accumulated other comprehensive income (loss)	(326)	(217)
Retained earnings (deficit)	(15,166)	7,765
Total stockholders’ equity	286,471	303,093
Total liabilities and stockholders’ equity	$598,492	$581,326

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
REVENUES	$346,705	$291,591	$993,862	$872,214
COST OF SERVICES	280,011	234,186	806,784	701,335
Gross profit	66,694	57,405	187,078	170,879
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,078	41,713	128,397	126,175
GAIN ON SALE OF ASSETS	(183)	(101)	(311)	(98)
Operating income	21,799	15,793	58,992	44,802
OTHER INCOME (EXPENSE):
Interest income	565	117	2,049	492
Interest expense	(377)	(301)	(1,045)	(946)
Other	―	3	158	5
Other income (expense)	188	(181)	1,162	(449)
INCOME BEFORE INCOME TAXES	21,987	15,612	60,154	44,353
INCOME TAX EXPENSE	8,250	6,072	23,070	17,293
INCOME FROM CONTINUING OPERATIONS	13,737	9,540	37,084	27,060
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax (expense) benefit of $(46), $―, $(145), and $133	28	―	115	(387)
Estimated loss on disposition, net of tax of $—, $—, $—, and $—	—	―	—	(93)
NET INCOME	$13,765	$9,540	$37,199	$26,580
INCOME PER SHARE:
Basic —
Income from continuing operations	$0.35	$0.25	$0.94	$0.71
Discontinued operations —
Income (loss) from operations	—	―	—	(0.01)
Estimated loss on disposition	—	—	―	—
Net income	$0.35	$0.25	$0.94	$0.70

Diluted —
Income from continuing operations	$0.34	$0.25	$0.92	$0.70
Discontinued operations —
Income (loss) from operations	—	―	—	(0.01)
Estimated loss on disposition	—	—	—	—
Net income	$0.34	$0.25	$0.92	$0.69

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	39,403	37,995	39,625	38,135
Diluted	40,048	38,382	40,296	38,533

DIVIDENDS PER SHARE	$0.045	$0.050	$0.135	$0.140

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS’ EQUITY
		Common Stock		Treasury Stock
	Comprehensive Income	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Retained Earnings (Deficit)	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2007		41,123,365	$411	(781,415)	$(9,973)	$336,996	$	―	$(64,856)	$262,578
Comprehensive Income:
Net income	$49,690	—	—	—	—	—		—	49,690	49,690
Unrealized loss on marketable securities, net of tax	(326)	—	—	—	—	—		(326)	—	(326)
Comprehensive Income	$49,364	—	—	—	—	—		—	—	—
Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	514,658	6,566	(2,789)		—	—	3,777
Issuance of restricted stock		—	—	201,309	2,485	(2,485)		—		—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(39,100)	(513)	—		—	—	(513)
Stock-based compensation expense		—	—	—	—	3,851		―	—	3,851
Forfeiture of unvested restricted stock		—	—	(8,288)	(93)	93		—	―	―
Tax benefit from vesting of restricted stock		—	—	—	—	89		—	—	89
Dividends		—	—	—	—	(7,134)		—	—	(7,134)
Share repurchase		—	—	(2,340,409)	(25,541)	—		—	—	(25,541)
BALANCE AT DECEMBER 31, 2008		41,123,365	411	(2,453,245)	(27,069)	328,621		(326)	(15,166)	286,471
Comprehensive Income:
Net income (unaudited)	$26,580	—	—	—	—	—		—	26,580	26,580
Unrealized income on marketable securities, net of tax (unaudited)	109	—	—	—	—	—		109	—	109
Comprehensive Income (unaudited)	$26,689
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	―	280,150	3,012	(1,271)		—	—	1,741
Issuance of restricted stock (unaudited)		—	―	241,857	2,652	(2,652)		—	—	―
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(45,779)	(459)	—		—	—	(459)
Stock-based compensation expense (unaudited)		—	—	—	—	2,543		—	—	2,543
Forfeiture of unvested restricted stock (unaudited)		—	—	(7,038)	(76)	76		—	—	—
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	(124)		—	—	(124)
Dividends (unaudited)		—	―	—	—	(1,735)		—	(3,649)	(5,384)
Share repurchase (unaudited)		—	—	(843,700)	(8,384)	—		—	—	(8,384)
BALANCE AT SEPTEMBER 30, 2009 (unaudited)		41,123,365	$411	(2,827,755)	$(30,324)	$325,458		$(217)	$7,765	$303,093

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,765	$9,540	$37,199	$26,580
Adjustments to reconcile net income to net cash provided by operating activities ―
Estimated loss on disposition of discontinued operations	—	―	—	93
Amortization of identifiable intangible assets	1,458	709	3,301	2,511
Depreciation expense	2,231	2,541	6,269	7,357
Bad debt expense	1,597	467	1,973	2,577
Deferred tax (benefit) expense	2,361	(380)	2,640	(2,427)
Amortization of debt financing costs	27	27	81	81
Gain on sale of assets	(183)	(101)	(316)	(97)
Stock-based compensation expense	891	481	2,971	2,543
Changes in operating assets and liabilities, net of effects of acquisitions —
(Increase) decrease in —
Receivables	11,297	28,360	(7,429)	36,230
Inventories	963	767	200	1,898
Prepaid expenses and other current assets	(347)	(321)	2,244	(1,421)
Costs and estimated earnings in excess of billings	1,197	(1,052)	(5,085)	1,747
Other noncurrent assets	(4,313)	(1,803)	(3,122)	(1,837)
Increase (decrease) in —
Accounts payable and accrued liabilities	(5,781)	(5,790)	2,200	(24,655)
Billings in excess of costs and estimated earnings	(3,504)	(10,564)	4,044	(7,829)
Other long-term liabilities	(716)	1,922	(214)	1,403
Net cash provided by operating activities	20,943	24,803	46,956	44,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,773)	(1,986)	(10,778)	(6,420)
Proceeds from sales of property and equipment	539	326	656	500
Proceeds from businesses sold	208	278	324	584
Sale of marketable securities	25	1,000	7,600	3,000
Purchases of marketable securities	―	―	(18,525)	―
Cash paid for acquisitions and intangible assets, net of cash acquired	(12,513)	(1,056)	(40,398)	(4,905)
Net cash used in investing activities	(15,514)	(1,438)	(61,121)	(7,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	―	―	―	―
Payments on other long-term debt	(1,432)	(365)	(6,665)	(2,074)
Payments of dividends to shareholders	(1,786)	(1,912)	(5,387)	(5,365)
Share repurchase program and shares received in lieu of tax withholding	(4,747)	(2,652)	(15,002)	(8,843)
Excess tax benefit of stock-based compensation	1,755	439	1,844	593
Proceeds from exercise of options	1,573	573	2,044	1,024
Net cash used in financing activities	(4,637)	(3,917)	(23,166)	(14,665)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	792	19,448	(37,331)	22,848
CASH AND CASH EQUIVALENTS, beginning of period – continuing and discontinued operations	101,508	120,415	139,631	117,015
CASH AND CASH EQUIVALENTS, end of period– continuing and discontinued operations	$102,300	$139,863	$102,300	$139,863

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.	Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning (“HVAC”) installation, maintenance, repair and replacement services within the mechanical services industry.  We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities.  In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping.  Certain locations also perform related activities such as electrical service and plumbing.  Approximately 52% of our consolidated 2009 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services.  The following service activities account for our consolidated 2009 revenues: HVAC 77%, plumbing 13%, building automation control systems 3%, and other 7%.  These service activities are within the mechanical services industry which is the single industry segment we serve.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008 (the “Form 10-K”).

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

Cash paid for interest for the three months ended September 30, 2008 and 2009 was approximately $0.1 million and $0.3 million, respectively.  Cash paid for income taxes for continuing operations for the three months ended September 30, 2008 and 2009 was approximately $11.7 million and $9.9 million, respectively.  Cash paid for income taxes for discontinued operations for both the three months ended September 30, 2008 and 2009 was less than $0.1 million.  Cash paid for interest for the nine months ended September 30, 2008 and 2009 was approximately $0.6 million and $0.8 million, respectively.  Cash paid for income taxes for continuing operations for the nine months ended September 30, 2008 and 2009 was approximately $21.8 million and $22.6 million, respectively.  Cash paid for income taxes for discontinued operations for both the nine months ended September 30, 2008 and 2009 was less than approximately $0.1 million.

Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 3, 2009.  No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements.

Segment Disclosure

Our activities are within the mechanical services industry which is the single industry segment we serve.  Each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

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

Marketable securities are classified as available-for-sale.  These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of September 30, 2009.  The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Recent Accounting Pronouncements

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles (“GAAP”).  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

Fair Value Accounting

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements.  This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements, however we have expanded the disclosures regarding marketable securities, goodwill, and intangible assets.

Business Combinations and Consolidation Accounting

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.  The adoption did not have a material impact on our consolidated financial statements.  The adoption will significantly impact our accounting and reporting for future acquisitions, principally as a result of the expanded requirements to value acquired assets, liabilities and contingencies at their fair values and the requirement that acquisition related transaction costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Earnings Per Share

On January 1, 2009, we adopted changes issued by the FASB to the calculation of earnings per share.  These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented.  There was no significant impact upon the adoption of these changes.

Subsequent Events

On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This change had no impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.  These reclassifications have not resulted in any changes to previously reported net income for any periods.

3.	Fair Value Measurements

We use a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;

•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis as of September 30, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$139,863	$139,863	$—	$—
Auction rate securities	$6,590	$—	$925	$5,665

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less.  The original cost of these assets approximates fair value due to their short term maturity.

As of September 30, 2009, our marketable securities consisted of $6.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to October 2034), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days.  We had investments in marketable securities of $9.4 million as of December 31, 2008.  All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies.  During the nine months ended September 30, 2009, we sold $3.0 million of these auction rate securities at face value.  An additional $1.0 million were sold at face value during October 2009; this is included in ‘‘Prepaid Expenses and Other’’ in our consolidated balance sheet.  The remaining $5.6 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

The auction events for some of these instruments failed during 2008 due to events in the credit markets.  As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of less than $0.1 million, to accumulated other comprehensive income (loss).  Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics.

As of September 30, 2009 we continue to collect interest when due on all of our auction rate securities.  Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss).  If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

We measure certain assets, including our goodwill and intangible assets, at a fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be impaired.  During the nine months ended September 30, 2009, we did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

4.	Acquisitions

We completed various acquisitions in 2008 which were not material individually or in the aggregate.  Additional contingent purchase price (‘‘earn-out’’) has been and will be paid if certain acquisitions achieve predetermined profitability targets.  The total purchase price for these acquisitions was $68.9 million, including $4.7 million in earn-outs that were recorded during the nine months of 2009.  There were no acquisitions for the nine months ended September 30, 2009.  The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5.	Discontinued Operations

We sold a small operating company in June 2009.  This company’s after-tax income of $0.1 million for the nine months ended September 30, 2008 and after-tax loss of $0.4 million for the nine months ended September 30, 2009 have been reported in discontinued operations under “Operating income (loss), net of income tax (expense) benefit.”  We recorded an estimated loss on the sale of this company of $0.1 million in the second quarter of 2009.  This loss has been reported in discontinued operations under “Estimated loss on disposition, net tax.”

Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of this discontinued operation.  No interest expense was allocated to this discontinued operation.

Revenues and pretax income (loss) related to this company in 2008 and 2009 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2009		2008	2009
Revenues	$1,930	$	―	$5,575	$1,795
Pre-tax income (loss)	$74	$	―	$260	$(520)

6.	Long-Term Debt Obligations

Long-term debt obligations consist of the following (in thousands):

	December 31,	September 30,
	2008	2009
Revolving credit facility	$ ―	$ ―
Notes to former owners	10,699	8,625
Total debt	10,699	8,625
Less ―current maturities of notes to former owners	1,336	2,018
Total long-term portion of debt	$9,363	$6,607

We have a $100.0 million senior credit facility (the ‘‘Facility’’) provided by a syndicate of banks which is available for borrowings and letters of credit.  The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries.  As of September 30, 2009, we had no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time.  We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.5% as of September 30, 2009.  Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time.  These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply.  The Facility's principal financial covenants include:

Leverage Ratio — The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.  The leverage ratio as of September 30, 2009 was 0.11.

Fixed Charge Coverage Ratio — The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50.  Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date.  The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0.  The fixed charge coverage ratio as of September 30, 2009 was 13.34.

Other Restrictions — The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate.  However, these limitations only apply when the Leverage Ratio is greater than 1.0.

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

We are in compliance with all the financial covenants as of September 30, 2009.

Notes to Former Owners

We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies.  These notes had an outstanding balance of $8.6 million as of September 30, 2009, of which $2.0 million is current as of September 30, 2009 and bear interest, payable annually, at a weighted average interest rate of 5.7%.

7.	Commitments and Contingencies

Claims and Lawsuits

We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business.  We maintain various insurance coverages to minimize financial risk associated with these claims.  We have estimated and provided accruals for probable losses and related legal fees associated with certain of its litigation in the accompanying consolidated financial statements.  While we cannot predict the outcome of these proceedings, in management’s opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

In addition to the matters described above, we have accrued $5.7 million as of September 30, 2009 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas.  The related expense was included in “Cost of Services” prior to 2009 and the accrual is included in “Other

Current Liabilities.”  We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

The following table shows the activity during the first nine months of 2009 and the remaining backcharges as of September 30, 2009 (in thousands):

Balance at December 31, 2008	$5,838
Additions	—
Utilization	(169)
Balance at September 30, 2009	$5,669

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

Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies.  As a result, less bonding capacity is available in the market and terms have become more restrictive.  Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time.  Historically, approximately 25% to 30% of our business has required bonds.  While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work.  If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties.  We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness.  While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

Worker’s Compensation — The per-incident deductible for worker’s compensation is $500,000.  Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker’s compensation insurance.

Employer’s Liability — For employer’s liability, the per incident deductible is $500,000.  We are fully insured for the next $500,000 of each loss, and then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both of these risk areas (as well as general liability and auto liability noted below).

General Liability — For general liability, the per incident deductible is $500,000.  We are fully insured for the next $1.5 million of each loss, and then have a single, aggregate excess loss insurance policy that covers losses up to $50 million across both these risk areas (as well as employer’s liability and auto liability noted below).

Auto Liability — For auto liability, the per incident deductible is $500,000.  We are fully insured for the next $1.5 million of each loss, and then have a single, aggregate excess loss insurance policy that covers losses up to $50 million.

Employee Medical — We have two medical plans.  The deductible for employee group health claim is $300,000 per person, per policy (calendar) year for one plan and $150,000 per person, per policy (calendar) year for the other plan.  Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $50 million of aggregate excess loss coverage above applicable per-incident policy limits represents one policy limit that applies to all lines of risk; we do not have a separate $50 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

8.	Stockholders’ Equity

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

There were approximately 2,000 and 0.4 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended September 30, 2008 and 2009, respectively.  There were approximately 0.2 million and 0.6 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the nine months ended September 30, 2008 and 2009, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Common shares outstanding, end of period(a)	39,532	37,919	39,532	37,919
Effect of using weighted average common shares outstanding	(129)	76	93	216
Shares used in computing earnings per share—basic	39,403	37,995	39,625	38,135

Effect of shares issuable under stock option plans based on the treasury stock method	571	350	618	380
Effect of contingently issuable restricted stock	74	37	53	18
Shares used in computing earnings per share—diluted	40,048	38,382	40,296	38,533

(a)	Excludes 0.3 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2008 and 2009, respectively.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to one million shares of our outstanding common stock.  As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares.  During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  During the third quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  The Board may modify, suspend, extend or terminate the program at any time.  We repurchased 843,700 shares during the nine months ended September 30, 2009, at an average price of $9.94 per share. Since the inception of the program in 2007, we have repurchased a cumulative total of 4.0 million shares as of September 30, 2009, at an average price of $11.12 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the “Form 10-K”).  This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual results to differ include risks set forth in “Item 1A. Company Risk Factors” included in our Form 10-K.  The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are, and how much and when we will be paid.  Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders.  Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project..  Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months.  Amounts withheld under this practice are known as retention or retainage.

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

As of September 30, 2009, we had 4,468 projects in process.  Our average project takes six to nine months to complete, with an average contract price of approximately $425,000.  Our projects generally require working capital funding of equipment and labor costs.  Customer payments on periodic billings generally do not recover these costs until late in the job.  Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year.  We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector.  Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings.  The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger HVAC projects.  As of September 30, 2009, we had 6 projects in process with a contract price of between $15 million and $30 million, 19 projects between $10 million and $15 million, 53 projects between $5 million and $10 million, and 241 projects between $1 million and $5 million.  Taken together, projects with contract prices of $1 million or more totaled $1,286.0 million of aggregate contract value as of September 30, 2009, or approximately 68%, out of a total contract value for all projects in progress of $1,898.5 million.  Generally, projects closer in size to $1 million will be completed in one year or less.  It is unusual for us to work on a project that exceeds two years in length.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008.  During the decline and through 2003, we responded to market challenges by pursuing work in sectors less affected by this downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise.  We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs.  We believe our efforts in these areas partially offset the decline in our profitability over that period.  We experienced notable improvements in both industry activity as well as our own results from 2004 to 2008.

As discussed at greater length in ‘‘Results of Operations’’ below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions.  We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business.  Our primary emphasis for 2009 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce.  We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in ‘‘Liquidity and Capital Resources’’ below.  We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2012.  We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position.  We have generated positive free cash flow in each of the last ten calendar years and will continue our emphasis in this area.  We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

Critical Accounting Policies

In response to the Commission’s Release No. 33-8040, ‘‘Cautionary Advice Regarding Disclosure About Critical Accounting Policies,’’ we identified our critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments.  We have concluded that our most critical accounting policy is our revenue recognition policy.  As discussed elsewhere in this report, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method.  In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets and the assessment of goodwill impairment.  These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included in our Form 10-K.

Percentage of Completion Method of Accounting

Approximately 86% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting.  Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs.  More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.  These contract costs are included in our results of operations under the caption “Cost of Services.”  Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue.  Labor costs are considered to be incurred as the work is performed.  Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion.  Non-labor project cost consists of purchased equipment, prefabricated materials and other materials.  Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work.  The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite.  Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite.  This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses.  We do not amortize goodwill.  We assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.  Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books.  If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded.  Accordingly, such increases may not be netted against impairments at other business units.  The requirements for assessing whether goodwill assets have been impaired involve market-based information.  This information, and its use in assessing goodwill, entails some degree of subjective assessment.

We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter.  We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them.  We perform our annual goodwill impairment testing at the reporting unit level.  We have 41 reporting units of which 25 reporting units have a goodwill balance.  These reporting units are tested for impairment by comparing each unit’s fair value to its carrying value.  The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches.  Significant estimates and assumptions are used in assessing the fair value of reporting units.  These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

We amortize identifiable intangible assets with finite lives over their useful lives.  Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances or their useful lives.

Results of Operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2009	%	2008	%	2009	%
Revenues	$346,705	100.0%	$291,591	100.0%	$993,862	100.0%	$872,214	100.0%
Cost of services	280,011	80.8%	234,186	80.3%	806,784	81.2%	701,335	80.4%
Gross profit	66,694	19.2%	57,405	19.7%	187,078	18.8%	170,879	19.6%
Selling, general and administrative expenses	45,078	13.0%	41,713	14.3%	128,397	12.9%	126,175	14.5%
Gain on sale of assets	(183)	(0.1)%	(101)	―	(311)	―	(98)	―
Operating income	21,799	6.3%	15,793	5.4%	58,992	5.9%	44,802	5.1%
Interest income (expense), net	188	0.1%	(184)	(0.1)%	1,004	0.1%	(454)	(0.1)%
Other income	―	―	3	―	158	―	5	―
Income before income taxes	21,987	6.3%	15,612	5.4%	60,154	6.1%	44,353	5.1%
Income tax expense	8,250		6,072		23,070		17,293
Income from continuing operations	13,737	4.0%	9,540	3.3%	37,084	3.7%	27,060	3.1%
Discontinued operations -
Operating results, net of tax	28		―		115		(387)
Estimated loss on disposition, net of tax	—		—		—		(93)
Net income	$13,765		$9,540		$37,199		$26,580

Revenues — Revenues decreased $55.1 million, or 15.9% to $291.6 million for the third quarter of 2009 compared to the same period in 2008.  Approximately 19.1% of the decrease in revenues related to the same store activity offset by 3.2% increase from 2008 acquisitions.  The same store revenue decrease stemmed primarily from reduced activity in the nonresidential markets throughout the United States especially in the lodging and entertainment sector (approximately $13.5 million) and manufacturing (approximately $12.2 million) as well as continued decreases in the multi-family sector (approximately $23.6 million).  These decreases were partially offset by increased activity in the governmental sector (approximately $3.9 million).  We have seen decreased activity, primarily in our central Arizona and Virginia  operations, resulting from a significant decrease in both markets resulting in limited new projects and from the planned downsizing of our large multi-family operation based in Texas.

Revenues for the first nine months of 2009 decreased $121.6 million, or 12.2%, to $872.2 million as compared to the same period in 2008.  Approximately 16.7% of the decrease in revenues related to same store activity offset by 4.5% increase from 2008 acquisitions.  The same store decrease stemmed primarily from decreased activity in the nonresidential markets throughout the United States especially in office buildings (approximately $37.3 million) and in the healthcare sector (approximately $23.3 million).  There has been decreased activity in our multi-family sector (approximately $62.0 million) as a result of our planned downsizing of our large multi-family operation based in Texas.  These decreases were partially offset by increased activity in the educational and religious and not-for-profit sectors (approximately $7.7 million).  We have seen decreased activity, primarily in our central Arizona operation resulting from a decline in market activity in the Phoenix market and from the planned downsizing of our large multi-family operation based in Texas.

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

Backlog as of September 30, 2009 was $554.3 million a 13.4% decrease from June 30, 2009 backlog of $639.8 million.  The sequential decrease was primarily related to our Arkansas, Wisconsin, and northern Florida operations.  Backlog as of September 30, 2008 was $803.7 million, a decrease of $249.4 million or 31.0%.  The year-over-year decrease is primarily related to the planned downsizing of our large multi-family operation based in Texas, and decreases at our central Arizona, central Florida, New Hampshire and Arkansas operations due to the close out of several jobs and a decline in market activity.

Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008.  Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to decrease over the next twelve months, particularly in the area of new construction.

We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

Gross Profit — Gross profit decreased $9.3 million, or 13.9%, to $57.4 million for the third quarter of 2009 as compared to the same period in 2008.  As a percentage of revenues, gross profit increased from 19.2% in 2008 to 19.7% in 2009.  The increase in gross profit percentage resulted primarily from higher profitability at our southern Maryland operation (approximately $1.1 million).

Gross profit for the first nine months of 2009 decreased $16.2 million, or 8.7% to $170.9 million, as compared to the same period in 2008.  As a percentage of revenues, gross profit increased from 18.8% in 2008 to 19.6% in 2009.  The increase in gross profit percentage for the first nine months of 2009 resulted primarily from higher profitability at our central Florida operation (approximately $4.7 million), and southern Maryland operation (approximately $2.1 million) as well as improved profitability at our northern Maryland operation (approximately $1.9 million).  These increases were partially offset by underperformance at our southeast Texas operation (approximately $2.0 million).

Selling, General and Administrative Expenses (“SG&A”) — SG&A decreased $3.4 million, or 7.5% for the third quarter of 2009 as compared to the same period in 2008.  This decrease is primarily due to overhead reductions and lower bad debt expense (approximately $1.1 million) during the third quarter of 2009 as compared to the third quarter of 2008.  These decreases were partially offset by higher medical costs (approximately $1.0 million) primarily from terminated employees that elected health insurance coverage under COBRA.  As a percentage of revenues, SG&A increased from 13.0% in 2008 to 14.3% in 2009 due to a lower 2009 revenue base. SG&A decreased $2.2 million, or 1.7%, to $126.2 million for the first nine months ended September 30, 2009 as compared to the same period in 2008.  On a same store basis, SG&A decreased $5.0 million.  These decreases were primarily related to overhead reductions and lower compensation accruals due to lower profitability in 2009 partially offset by higher medical costs (approximately $0.9 million).  As a percentage of revenues, SG&A increased from 12.9% for the first nine months of 2008 to 14.5% for the first nine months of 2009 due to a lower 2009 revenue base.

Interest Income (Expense), Net — Interest income decreased $0.4 million for the third quarter of 2009 as compared to the same period in 2008.  Interest income decreased $1.6 million for the first nine months ended September 30, 2009 as compared to the same period of 2008.  The decrease is due to lower interest rates in 2009.

Income Tax Expense — Our year to date effective tax rate for 2009 was 39.0%, as compared to 38.4% in 2008.  The increase in the effective tax rate for 2009 is primarily due to an increase in tax reserves.  Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes.  Adjustments to tax reserves are a component of the effective tax rate.  We currently estimate our effective tax rate for 2009 will be between 38% and 40%.

Outlook — We expect that developing weakness in the underlying environment for non-residential activity has and will continue to affect 2009 activity levels in our industry compared to 2008.  Our backlog while still at solid levels by historical standards has been declining.  Our primary emphasis for 2009 has been and continues to be on execution including a focus on cost controls and efficient project and service performance at the unit level.  Based on our backlog and the weakening economic conditions for our industry, we expect continued profitability over the next twelve months, but we expect lower profitability than we achieved over the past twelve months as industry conditions continue to weaken.

Liquidity and Capital Resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$20,943	$24,803	$46,956	$44,754
Investing activities	$(15,514)	$(1,438)	$(61,121)	$(7,241)
Financing activities	$(4,637)	$(3,917)	$(23,166)	$(14,665)
Free cash flow:
Cash provided by operating activities	$20,943	$24,803	$46,956	$44,754
Purchases of property and equipment	(3,773)	(1,986)	(10,778)	(6,420)
Proceeds from sales of property and equipment	539	326	656	500
Free cash flow	$17,709	$23,143	$36,834	$38,834

Cash Flow — We define free cash flow as cash provided by operating activities less customary capital expenditures, plus the proceeds from asset sales.  Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company's outstanding debt or equity.  If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash.  Free cash flow may be defined differently by other companies.

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

For the three months ended September 30, 2009, we had free cash flow of $23.1 million as compared to free cash flow of $17.7 million in 2008.  This increase is primarily due to improved working capital efficiency due to lower revenue growth.  For the nine months ended September 30, 2009, we had free cash flow of $38.8 million, as compared to free cash flow of $36.8 million for the nine months ended September 30, 2008.  This decrease is primarily due to lower net income in 2009.

As of September 30, 2009, our marketable securities consisted of $6.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days.  We had $9.4 million investments in marketable securities as of December 31, 2008.  All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies.  In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids.  As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments.  As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of $0.1 million, to accumulated other comprehensive income (loss).  Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics.

As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible.  If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments.  Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid.  Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.  During the nine months ended September 30, 2009, we sold $3.0 million of these auction rate securities at face value.  An additional $1.0 million was sold at face value during October 2009; this is included in “Prepaid Expenses and Other” in our consolidated balance sheet.

As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares.  During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  During the third quarter of  2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  The Board may modify, suspend, extend or terminate the program at any time.  We repurchased 843,700 shares during the nine months ended September 30, 2009, at an average price of $9.94 per share.  Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.0 million shares as of September 30, 2009, at an average price of $11.12 per share.

Credit Facility — On February 20, 2007, we entered into a $100.0 million senior credit facility (the ‘‘Facility’’) provided by a syndicate of banks.  The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2009, we had no outstanding borrowings, $43.1 million in letters of credit outstanding, and $56.9 million of credit available.

We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time.  Excluding the amortization of debt financing and arrangement cost, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.5% as of September 30, 2009.  Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time.  These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply.  The Facility’s principal financial covenants include:

Leverage Ratio — The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50.  The leverage ratio as of September 30, 2009 was 0.11.

Fixed Charge Coverage Ratio — The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50.  Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date.  The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0.  The fixed charge coverage ratio as of September 30, 2009 was 13.34.

Other Restrictions — The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate.  However, these limitations only apply when the Leverage Ratio is greater than 1.0.

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

We are in compliance with all the financial covenants as of September 30, 2009.

Notes to Former Owners — We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies.  These notes had an outstanding balance of $8.6 million, of which $2.0 million is current as of September 30, 2009.  These notes bear interest, payable annually, at a weighted average interest rate of 5.7%.

Off-Balance Sheet Arrangements and Other Commitments — As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Our most significant off-balance sheet transactions include liabilities associated with noncancelable operating leases.  We also have other off-balance sheet obligations involving letters of credit and surety guarantees.

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

The following recaps the future maturities of our contractual obligations as of September 30, 2009 (in thousands):

	Twelve Months Ended September 30,
	2010	2011	2012	2013		2014		Thereafter		Total
Liabilities – Notes to former owners	$2,018	$6,232	$375	$	―	$	―	$	―	$8,625
Operating lease obligations	9,740	8,519	7,374		6,270		4,166		6,083	42,152
Interest payable	457	196	―		―		―		―	653
Total	$12,215	$14,947	$7,749		$6,270		$4,166		$6,083	$51,430

Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet.  Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

As of September 30, 2009, we also have $43.1 million letter of credit commitments, of which $42.5 million will expire in 2009 and $0.6 million will expire in 2010.  The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker’s compensation, auto liability and general liability insurance program.  These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress.  Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do.  While most of these letter of credit commitments expire in 2009, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

Outlook — We have generated positive net free cash flow for the last ten calendar years, much of which occurred during challenging economic and industry conditions.  We also expect to have significant borrowing capacity under our credit facility and we continue to have substantial uncommitted cash balances.  We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Recent Accounting Pronouncements

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles (“GAAP”).  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

Fair Value Accounting

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements.  This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements, however we have expanded the disclosures regarding marketable securities, goodwill, and intangible assets.

Business Combinations and Consolidation Accounting

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.  The adoption did not have a material impact on our consolidated financial statements.  The adoption will significantly impact our accounting and reporting for future acquisitions, principally as a result of the expanded requirements to value acquired assets, liabilities and contingencies at their fair values and (ii) the requirement that acquisition related transaction costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Earnings Per Share

On January1, 2009, we adopted changes issued by the FASB to the calculation of earnings per share.  These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented.  There was no significant impact upon the adoption of these changes.

Subsequent Events

On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This change had no impact on our consolidated financial statements.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2009:

	Twelve Months Ended September 30,
	2010	2011	2012	2013		2014		Thereafter		Fair Value
Fixed Rate Debt	$2,018	$6,232	$375	$	―	$	―	$	―	$8,625
Average Interest Rate	5.5%	5.8%	6.0%		―		―		―	5.7%

As of September 30, 2009, our marketable securities consisted of $6.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days.  We had $9.4 million in investments of marketable securities as of December 31, 2008.  All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies.  In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids.  As a result, the liquidity of our auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments.  As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax, of less than $0.1 million to accumulated other comprehensive income (loss).  Our analysis of the fair values of these securities  considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics.

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

We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be impaired.  During the nine months ended September 30, 2009, we did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2009 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock.  As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares.  During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  During the third quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares.  Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  The Board may modify, suspend, extend or terminate the program at any time.  We repurchased 843,700 shares during the nine months ended September 30, 2009, at an average price of $9.94 per share.  Since the inception of the program, we have repurchased a cumulative total of 4.0 million shares as of September 30, 2009, at an average price of $11.12 per share.

During the quarter ended September 30, 2009, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	56,000	$10.06	3,857,409	541,600
August 1 – August 31	18,000	$11.31	3,875,409	1,000,000
September 1 – September 30	168,600	$11.16	4,044,009	831,400
	242,600	$10.92	4,044,009	831,400

Under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.  During the quarter ended September 30, 2009, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
July 1 – July 31	―	$	―
August 1 – August 31	220		$12.64
September 1 – September 30	―	$	―
	220		$12.64

Item 6.	Exhibits

(a)	Exhibits.

10.1	Supplemental Schedules and Exhibits to Amended and Restated Senior Credit Facility dated February 20, 2007.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comfort Systems USA, Inc.
November 3, 2009	By:	/s/ William F. Murdy
William F. Murdy
Chairman of the Board and Chief Executive Officer
November 3, 2009	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer
November 3, 2009	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer