Form 10-K
period 2009-12-31
COMFORT SYSTEMS USA INC
filed 2010-03-02
CIK 1035983

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission file number: 1-13011

Comfort Systems USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)

675 Bering Drive
Suite 400
Houston, Texas 77057
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was approximately $391.5 million, based on the $10.20 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2009.

         As of February 26, 2010, 37,915,511 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,207,854).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2009.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of future events of Comfort Systems USA, Inc. and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the use of incorrect estimates for bidding a fixed-price contract, undertaking contractual commitments that exceed our labor resources, failing to perform contractual obligations efficiently enough to maintain profitability, national or regional weakness in construction activity and economic conditions, financial difficulties affecting projects, vendors, customers, or subcontractors, our backlog failing to translate into actual revenue or profits, difficulty in obtaining or increased costs associated with bonding and insurance, impairment to goodwill, errors in our percentage-of-completion method of accounting, the result of competition in our markets, our decentralized management structure, shortages of labor and specialty building materials, retention of key management, seasonal fluctuations in the demand for HVAC systems, the imposition of past and future liability from environmental, safety, and health regulations including the inherent risk associated with self-insurance, adverse litigation results and other risks detailed in our reports filed with the Securities and Exchange Commission. A further list and description of these risks, uncertainties and other factors are discussed under "Item 1A. Company Risk Factors." These forward-looking statements speak only as of the date of this filing. Comfort Systems USA, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, developments, conditions or circumstances on which any such statement is based.

 PART I

        The terms "Comfort Systems," "we," "us," or "the Company" refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 43 operating units in 72 cities and 80 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2009 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 52% of our revenues were attributable to installation services in newly constructed facilities and 48% were attributable to maintenance, repair and replacement services. Our consolidated

2009 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	77%
Plumbing	15%
Building Automation Control Systems	3%
Other	5%

Total	100%

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

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 52% of our revenues in 2009, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 48% of our 2009 revenues.

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

        Focus on Commercial, Industrial and Institutional Markets.    We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial, and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction. Although we plan to continue our involvement in multi-family work, we have decided to focus a portion of our resources away from this work and we expect that as a result, the portion of our work that is multi-family will diminish somewhat in the future. Approximately 99% of our consolidated 2009 revenues were derived from commercial, industrial, and institutional customers and large multi-family residential projects.

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

        Maintain a Diverse Customer, Geographic and Project Base.    We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2009 by end-use sector was as follows:

Education	23%
Government	14%
Healthcare	12%
Manufacturing	12%
Office Buildings	11%
Multi-Family	9%
Retail/Restaurants	8%
Other	5%
Lodging and Entertainment	2%
Religious/Not for profit	2%
Distribution	1%
Residential	1%

Total	100%

        Approximately 85% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2009, we had 4,561 projects in process with an aggregate contract value of approximately $1,924.8 million. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. This relatively small average project size, when taken together with the approximately 15% of our revenues derived from maintenance and service, provides us with what we believe is a reasonably broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2009, by contract price is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,242	$638.8
$1 million - $5 million	241	555.3
$5 million - $10 million	53	372.5
$10 million - $15 million	19	225.9
$15 million - $31 million	6	132.3

Total	4,561	$1,924.8

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

        Installation Services.    Our installation business related to newly constructed facilities, which comprised approximately 52% of our consolidated 2009 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, health care, education and government facilities and other commercial, industrial, and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. We also perform larger project work, with 319 contracts in progress at December 31, 2009 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $31.4 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services.    Our maintenance, repair and replacement services comprised approximately 48% of our consolidated 2009 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial, and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sources of Supply

        The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Over the last several years, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of these commodities comprises between 10% and 15% of our average project cost. We have procedures to reduce commodity cost exposure; early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effects of unrecovered commodity cost inflation in our project results have been modest, and are reviewed further in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

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

Cyclicality and Seasonality

        Historically, the construction industry has been highly cyclical. As a result, our volume of business may generally be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States during periods of economic weakness.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2009 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2009, we had 5,623 employees. We have collective bargaining agreements covering 4 employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per 100 employees per year, also known as the OSHA recordable rate, was 2.90 during 2009. This level was 49% better than the most recently published OSHA rate for our industry.

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

        In addition to the matters described above, we have accrued $6.5 million as of December 31, 2009 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services." The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table summarizes the backcharge activity for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	December 31,
	2007	2008	2009
Balance at beginning of year	$—	$6,181	$5,838
Additions	6,181	4,133	2,350
Reductions	—	—	(650)
Settlements	—	(4,476)	(1,049)

Balance at end of year	$6,181	$5,838	$6,489

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

Executive Officers

        We have five executive officers.

        William F. Murdy, age 68, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

        Brian Lane, age 52, has served as our Chief Operating Officer since January 2009, was our Vice President and then Senior Vice President for Region One of the Company from October 2003 to December 2008. Prior to joining the Company, Mr. Lane spent 15 years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 45, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 44 has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 37, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, TX office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

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

        Our contract prices are established largely upon estimates and assumptions of our projected costs. These include assumptions about future economic conditions, prices, including commodities prices, and availability of labor, including the costs of providing labor, equipment, materials and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to execute the work cost overruns may occur, and we could experience reduced profits or a loss for projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers' or subcontractors' may fail to perform as expected, or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also be liable for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate as well as damaging our reputation within our industry and our customer base.

Many of the markets we do work in are currently experiencing an economic downturn that may materially and adversely affect our business because our business is dependent on levels of construction activity.

        The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project's lifecycle. We experience the results of economic trends well after an economic cycle begins, and therefore will continue to experience the results of an economic recession well after conditions in the general economy have improved. Accordingly, we believe that while our business has already experienced some of the adverse effects of the current economic recessionary cycle, we have yet to experience all of its adverse effects.

        We cannot predict the severity or length of the current recession. We believe that the current uncertainty about economic conditions caused by the ongoing recession means that many of our customers are likely to postpone spending while credit markets remain, in large part, closed to funding commercial and industrial developments. The industries and markets we operate in have always been and will continue to be vulnerable to these general macroeconomic downturns because they are cyclical in nature. The current recession is causing a drop off in the demand for projects within our markets and industries, which will likely lead to greater price competition as well as decreased revenue and profit. The current recession is also likely to increase economic instability with our vendors, subcontractors, developers, and general contractors, which could cause us greater liability exposure and could result in us not being paid, as well as decreased revenue and profit. Further, to the extent our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys' fees, as well as other professional consultants, and will result in decreased revenue and profit.

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

        The markets we serve are highly competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers. Some of our customers have employees who perform service work similar to the services we provide. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

We are a decentralized company and place significant decision making powers with our subsidiaries' management, which presents certain risks.

        We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers' needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own three properties; one of which we acquired through acquisition and two which we formerly leased. Other than these three properties, we lease the real property and buildings from which we operate. Our facilities are located in 28 states and Puerto Rico and consist of offices, shops, and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

ITEM 4.    [Reserved]

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
First Quarter, 2008	$13.20	$9.78	$0.045
Second Quarter, 2008	$14.09	$12.86	$0.045
Third Quarter, 2008	$15.48	$12.07	$0.045
Fourth Quarter, 2008	$12.95	$6.65	$0.045
First Quarter, 2009	$11.44	$8.20	$0.045
Second Quarter, 2009	$11.47	$8.89	$0.045
Third Quarter, 2009	$12.63	$9.73	$0.050
Fourth Quarter, 2009	$12.76	$10.69	$0.050

        As of February 26, 2010 there were approximately 389 stockholders of record of our Common Stock, and the last reported sale price on that date was $11.72 per share.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., The S&P 500 Index
And The Russell 2000 Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

        Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension to cover an additional 0.5 million shares. During the third quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

        During the year ended December 31, 2009, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	33,900	$10.33	3,234,209	618,450
February 1 - February 28	41,300	$10.10	3,275,509	577,150
March 1 - March 31	128,000	$9.20	3,403,509	995,500
April 1 - April 30	32,900	$10.58	3,436,409	962,600
May 1 - May 31	294,400	$9.39	3,730,809	668,200
June 1 - June 30	70,600	$9.57	3,801,409	597,600
July 1 - July 31	56,000	$10.06	3,857,409	541,600
August 1 - August 31	18,000	$11.31	3,875,409	1,000,000
September 1 - September 30	168,600	$11.16	4,044,009	831,400
October 1 - October 31	71,900	$11.30	4,115,909	759,500
November 1 - November 30	204,900	$11.23	4,320,809	554,600
December 1 - December 31	91,300	$11.92	4,412,109	463,300

	1,211,800	$10.39	4,412,109	463,300

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$882,656	$1,048,148	$1,101,579	$1,321,770	$1,128,907
Operating income(a)	$413	$44,019	$49,419	$79,446	$56,633
Income (loss) from continuing operations	$(15,259)	$28,420	$32,219	$49,804	$34,596
Discontinued operations—
Operating income (loss), net of tax	$(919)	$94	$247	$(114)	$(339)
Estimated gain (loss) on disposition, net of tax	$9,952	$210	$—	$—	$(75)
Net income (loss)	$(6,226)	$28,724	$32,466	$49,690	$34,182
Income (loss) per share:
Basic—
Income (loss) from continuing operations	$(0.39)	$0.70	$0.79	$1.26	$0.91
Discontinued operations—
Income (loss) from operations	(0.02)	—	0.01	—	(0.01)
Estimated gain (loss) on disposition	0.25	0.01	—	—	—

Net income (loss)	$(0.16)	$0.71	$0.80	$1.26	$0.90

Diluted—
Income (loss) from continuing operations	$(0.39)	$0.69	$0.78	$1.24	$0.90
Discontinued operations—
Income (loss) from operations	(0.02)	—	0.01	—	(0.01)
Estimated gain (loss) on disposition	0.25	0.01	—	—	—

Net income (loss)	$(0.16)	$0.70	$0.79	$1.24	$0.89

Cash dividends per share	$0.025	$0.140	$0.150	$0.180	$0.190

BALANCE SHEET DATA:
Working capital	$130,915	$158,811	$168,930	$146,804	$164,125
Total assets	$408,683	$461,765	$547,067	$598,492	$574,948
Total debt	$—	$—	$1,500	$10,699	$7,608
Total stockholders' equity	$213,523	$242,714	$262,578	$286,471	$305,984

(a)
Included in operating income are goodwill impairment charges of $33.9 million for 2005. There were no goodwill impairment charges for 2006, 2007, 2008 or 2009.

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

        As of December 31, 2009, we had 4,561 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2009, we had 6 projects in process with a contract price of between $15 and $31 million, 19 projects between $10 million and $15 million, 53 projects between $5 million and $10 million, and 241 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,286.0 million of aggregate contract value as of December 31, 2009, or approximately 67%, out of a total contract value for all projects in progress of $1,924.8 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        A relatively small portion of our revenues comes from national and regional account customers. These customers typically have multiple sites, and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We perform the majority of this work with our own employees, with the balance being subcontracted to third parties that meet our performance qualifications. We will also typically use proprietary information systems to maintain information on the customer's sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

  Profile and Management of Our Operations

        We manage our 43 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2010 will be on execution and cost control, and on maintaining levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

        We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. In limited circumstances, when significant pre-contract costs are incurred, they are deferred if the costs can be directly associated with a specific contract and if their recoverability from the contract is probable. Upon receiving the contract, these costs are included in contract costs. Deferred costs associated with unsuccessful contract bids are written off in the period that we are informed that we will not be awarded the contract.

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

  Accounting for Allowance for Doubtful Accounts

        We are required to estimate the collectability of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of the customer, our prior collection history with the customer, ongoing relationships with the customer, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to our contract. These estimates are re-evaluated and adjusted as additional information is received.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest that an impairment may have occurred. Impairment must be reflected when the value of a given business unit in excess of its tangible net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in the value of their respective goodwill balances, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill assets have been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. As of October 1, 2009, we had 41 reporting units of which 25 reporting units have a goodwill balance. These reporting units are tested for impairment by comparing each unit's fair value to its carrying value.

        We estimate the fair value of the reporting unit based on two market approaches and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approaches utilized market multiples of invested capital from comparable publicly traded companies ("public company approach") and comparable transactions ("transaction approach"). The market multiples from invested capital include revenues, book equity plus debt and earnings before interest, taxes, depreciation and amortization ("EBITDA"). These assumptions are evaluated and updated on an annual basis. During

2007 and 2008, we assigned a weighting of 40% to the discounted cash flow analysis, and a weighting of 30% for each of the market approaches. During 2009, we assigned a weighting of 40% to the discounted cash flow analysis, 60% to the public company approach and 0% to the transaction approach. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2009. There were no other changes in our methodologies for valuing goodwill during the current year.

        The fair value exceeded the carrying value by a significant margin for 24 of the 25 reporting units. There was one reporting unit where the fair value exceeded the carrying value by a less significant margin. The material assumptions used for the income approach for this reporting unit included a weighted average cost of capital of 15% and a long-term growth rate of 3%. This reporting unit had a goodwill balance of $17.2 million, and its fair value exceeded its carrying value by $1.0 million, or 3.5%. Under the income approach which is weighted 40%, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of this reporting unit by $0.9 million. Under the public company market approach which has a weighting of 60%, a 10% decrease in the market approach multiples would have decreased the fair value of this reporting unit by $2.4 million.

        There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or the current economic downturn worsens or the projected recovery is significantly delayed beyond our projections, goodwill impairment charges may be recorded in future periods.

        We amortize identifiable intangible assets with finite lives over their useful lives. Intangible assets with indefinite lives are not amortized, but are subject to an annual review for impairment. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances or their useful lives.

Results of Operations (in thousands):

	Year Ended December 31,
	2007		2008		2009
Revenues	$1,101,579	100.0%	$1,321,770	100.0%	$1,128,907	100.0%
Cost of services	906,313	82.3%	1,061,830	80.3%	903,357	80.0%

Gross profit	195,266	17.7%	259,940	19.7%	225,550	20.0%
Selling, general and administrative expenses	145,816	13.2%	180,784	13.7%	169,023	15.0%
(Gain) loss on sale of assets	31	—	(290)	—	(106)	—

Operating income	49,419	4.5%	79,446	6.0%	56,633	5.0%
Interest income	3,285	0.3%	2,544	0.2%	585	0.1%
Interest expense	(615)	(0.1)%	(1,384)	(0.1)%	(1,202)	(0.1)%
Other income	5	—	64	—	17	—

Income before income taxes	52,094	4.7%	80,670	6.1%	56,033	5.0%
Income tax expense	19,875		30,866		21,437

Income from continuing operations	32,219	2.9%	49,804	3.8%	34,596	3.1%
Discontinued operations—
Operating income (loss), net of tax	247		(114)		(339)
Estimated loss on disposition, net of tax	—		—		(75)

Net income	$32,466		$49,690		$34,182

2009 Compared to 2008

        Revenues decreased $192.9 million, or 14.6% to $1,128.9 million in 2009 compared to 2008. The revenue decrease stemmed primarily from reduced activity in the nonresidential markets throughout the United States especially in manufacturing (approximately $38.9 million), office buildings (approximately $38.6 million) as well as continued decreases in the multi-family sector (approximately $87.4 million). These decreases were partially offset by increased activity in the education (approximately $29.6 million) and government sectors (approximately $14.1 million).

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

        Backlog as of December 31, 2009 was $550.2 million (including $27.1 million from two companies acquired during the fourth quarter of 2009) a 0.7% decrease from September 30, 2009 backlog of $554.3 million. The sequential change in backlog was relatively flat due to an increase of approximately 4.9% related to acquisitions made during the fourth quarter of 2009. The internal decrease of 5.6% was primarily related to our Northern Maryland and Colorado operations. The internal decrease was offset by increases at our Central Arizona and Northern Virginia operations.

        Backlog as of December 31, 2009 was $550.2 million (including $27.1 million from two companies acquired during the fourth quarter of 2009), a 26.8% decrease from December 31, 2008 backlog of $751.6 million. Approximately 30.4% of the year-over-year decrease in backlog is primarily related to our Colorado and Arkansas operations as well as our planned downsizing of our large multi-family operation based in Texas. The internal decrease was offset by 3.6% increase related to acquisitions.

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

        Gross Profit—Gross profit decreased $34.4 million, or 13.2%, to $225.6 million in 2009 as compared to 2008. As a percentage of revenues, gross profit for 2009 was 20.0%, up slightly from 19.7% in 2008. The increase in gross profit percentage resulted primarily from improved profitability at our Northern Maryland (approximately $6.6 million), and Central Florida operation (approximately $3.7 million). These increases were partially offset by lower margins at our combined Arizona operations (approximately $3.9 million) and additional accruals for two completed projects associated with our multi-family operation based in Texas (approximately $3.0 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $11.8 million, or 6.5% for 2009 as compared to 2008. The decrease is primarily related to overhead reductions and lower compensation accruals due to lower profitability in 2009. As a percentage of revenues, SG&A increased from 13.7% in 2008 to 15.0% for 2009 due to a lower 2009 revenue base.

        Interest Income—Interest income decreased $2.0 million, or 77.0% in 2009. The decrease is primarily due to lower interest rates in 2009.

        Income Tax Expense—Our year to date effective tax rate for 2009 was 38.3%, as compared to 38.3% in 2008. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2010 will be between 38% and 40%.

  Discontinued Operations—

        We sold a small operating company in June 2009. This company's after tax loss of $0.1 million and $0.3 million for the year ended December 31, 2008 and 2009, respectively, has been recorded in discontinued operations under "Operating income (loss), net of tax benefit (expense)."

        We recorded an estimated loss on the sale of this company of $1.0 million in 2009. This loss has been reported in discontinued operations under "Estimated loss on disposition, net of income tax expense."

        In March 2002, we sold 19 operations to Emcor Group, Inc. ("Emcor"). There are ongoing obligations relating to this transaction that we continue to address with Emcor. We do not believe these obligations, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. These amounts are reflected in discontinued operations in 2009 in the caption "Estimated loss on disposition, net of tax." We continue to evaluate the likely disposition of approximately $1.2 million that is currently held in escrow relating to this transaction.

2008 Compared to 2007

        Revenues increased $220.2 million, or 20.0% to $1,321.8 million in 2008 compared to 2007. Approximately 10.0% of the increase in revenues related to internal growth and the remaining 10.0% resulted from acquisitions. The internal revenue growth stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in government (approximately $41.1 million), education (approximately $31.8 million) and healthcare facilities (approximately $27.1 million). These increases were partially offset by decreased activity in the multi-family sector (approximately $31.1 million). We have seen increased activity, primarily at our Central Florida, Central Arizona and Wisconsin operations, resulting from the start-up of several large projects partially offset by our planned downsizing of our large multi-family operations based in Texas and lower activity levels at our California operation.

        Backlog as of December 31, 2008 was $751.6 million a 6.5% decrease from September 30, 2008 backlog of $803.7 million. The sequential decrease was primarily due to the planned decrease at our large multi-family operation based in Texas, as well as decreases at our Virginia, Tennessee, and Central Arizona operations. On a same store basis, backlog as of December 31, 2008 was $659.6 million, a decrease of 16.0% from December 31, 2007 backlog of $785.0 million. The year-over-year decrease is primarily due to planned decrease at our large multi-family operation based in Texas, as well as decreases at our Central Arizona and Central Florida locations.

        Gross Profit—Gross profit increased $64.7 million, or 33.1%, to $259.9 million in 2008 as compared to 2007. Approximately 23.5% of the increase is due to internal growth and the remaining 9.6% is due to acquisitions. As a percentage of revenues, gross profit for 2008 was 19.7%, up from 17.7% in 2007. The increase in gross profit percentage resulted primarily from improved results at our large multi-family operation based in Texas (approximately $13.4 million), as well as from improved profitability at our Central Florida operation (approximately $5.3 million), and at our Southern Maryland operation (approximately $3.6 million). These increases were partially offset by lower margins at our combined Arizona operations (approximately $2.0 million) and Central Washington operation (approximately $2.3 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $35.0 million, or 24.0% for 2008 as compared to 2007. As a percentage of revenues, SG&A increased from 13.2% in 2007 to 13.7% for 2008. This is primarily due to higher compensation accruals due to strong performance at a number of our operations, an increase in the number of selling and overhead personnel for new or expanded service operations, the acquisition and start-up of new operations and increased bad debt expense.

        Interest Income—Interest income decreased $0.7 million, or 22.6% in 2008. The decrease is primarily due to lower interest rates in 2008.

        Interest Expense—Interest expense increased $0.8 million, or 125.0%. The increase is primarily due to the interest expense associated with notes due to former owners of companies acquired in 2008.

        Income Tax Expense—Our year to date effective tax rate for 2008 was 38.3%, as compared to 38.2% in 2007. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

  Discontinued Operations

        We sold a small operating company in June 2009. This company's after tax income of $0.2 million for the year ended December 31, 2007 and after tax loss of $0.1 million for the year ended December 31, 2008, have been recorded in discontinued operations under "Operating income (loss), net of tax benefit (expense)."

Outlook

        We expect that developing weakness in the underlying environment for nonresidential activity has and will continue to affect 2010 activity levels in our industry compared to recent years. Our backlog while still at solid levels by historical standards has been declining. Our primary emphasis for 2010 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weakening economic conditions for our industry, we expect continued profitability during 2010, but we expect lower profitability than we achieved in 2009 as industry conditions continue to weaken.

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$83,642	$82,851	$54,251
Investing activities	$(18,132)	$(65,034)	$(18,822)
Financing activities	$(16,165)	$(40,433)	$(24,594)
Free cash flow:
Cash provided by operating activities	$83,642	$82,851	$54,251
Purchases of property and equipment	(11,088)	(14,572)	(9,457)
Proceeds from sales of property and equipment	265	656	770

Free cash flow	$72,819	$68,935	$45,564

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

        For the year ended December 31, 2009, we had free cash flow of $45.6 million as compared to $68.9 million in 2008. This decrease is primarily due to lower income in 2009 as our net income decreased by $15.5 million, from $49.7 million in 2008 to $34.2 million in 2009. For the year ended December 31, 2008, we had free cash flow of $68.9 million as compared to $72.8 million in 2007. This decrease resulted primarily from an investment in working capital due to higher activity levels.

        As of December 31, 2009, our marketable securities consisted of $5.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million investments in marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of $0.1 million, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to October 2034) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. For the years ended December 31, 2008 and 2009, we sold $8.6 million and $4.0 million, respectively, of these auction rate securities at face value. An additional $0.9 million was sold at face value during February 2010; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet.

        As of March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. During the third quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 1.2 million shares for approximately $12.6 for year ended December 31, 2009, at an average price of $10.39 per share. We repurchased 0.9 million shares for approximately $11.1 million and 2.4 million shares for approximately $25.5 million under our share repurchase program for the years ended December 31, 2007 and 2008, respectively. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.4 million shares as of December 31, 2009, for $49.2 million, at an average price of $11.15 per share.

        Credit Facility—On February 20, 2007, we entered into a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2009, we had no outstanding borrowings, $39.1 million in letters of credit outstanding, and $60.9 million of credit available.

        In conjunction with our December 31, 2009 acquisition of a company based in Raleigh, North Carolina, we acquired $0.3 million of short-term borrowings. This is included as current debt on our balance sheet as of December 31, 2009.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement cost, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.5% as of December 31, 2009. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2007	2008	2009
Interest expense on borrowings, and unused commitment fees	$161	$891	$632
Letter of credit fees	347	385	462
Amortization of deferred debt arrangement costs	107	108	108

Total	$615	$1,384	$1,202

        Covenant compliance is assessed as of each quarter end. We were in compliance with all of the financial covenants as of December 31, 2009. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$34,182
Income taxes—continuing operations	21,437
Income taxes—discontinued operations	33
Interest income, net	617
Depreciation and amortization expense	13,499

Credit Facility Adjusted EBITDA	$69,768

        The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of December 31, 2009 was 0.11.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of December 31, 2009 was 17.52.

          Other Restrictions— The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

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

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $7.4 million, of which $0.9 million is current, as of December 31, 2009 and bear interest, payable annually, at a weighted average interest rate of 4.9%.

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have enjoyed strong surety relationships to support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

        The following recaps the future maturities of our contractual obligations as of December 31, 2009 (in thousands):

	Twelve Months Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Notes to former owners	$917	$3,741	$1,350	$1,350	$—	$—	$7,358
Other long-term debt	250	—	—	—	—	—	250
Interest payable	366	223	80	12	—	—	681
Operating lease obligations	10,593	9,209	7,970	5,864	3,885	7,216	44,737

Total	$12,126	$13,173	$9,400	$7,226	$3,885	$7,216	$53,026

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving loan.

        As of December 31, 2009, we also have $39.1 million letter of credit commitments, of which $38.6 million expire in 2010 and $0.5 million expire in 2011. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2010, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

  Recent Accounting Pronouncements

        On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles ("GAAP"). These changes establish the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

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

  Business Combinations and Consolidation Accounting

        On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption will significantly impact our accounting and reporting for acquisitions, principally (i) as a result of the expanded requirements to value acquired assets, liabilities and contingencies at their fair values and (ii) the requirement that acquisition related transaction costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

  Subsequent Events

        On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This change had no impact on our consolidated financial statements.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2009:

	Twelve Months Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Fixed Rate Debt	$1,167	$3,741	$1,350	$1,350	$—	$—	$7,608
Average Interest Rate	4.5%	5.5%	3.8%	3.8%	—	—	5.0%

        As of December 31, 2009, our marketable securities consisted of $5.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had $9.4 million in investments of marketable securities as of December 31, 2008. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, (net of tax of less than $0.1 million) to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

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

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. For the year ended December 31, 2009, we recognized an impairment expense of $0.2 million related to an indefinite-lived tradename of a subsidiary.

ITEM 8.    Financial Statements and Supplemental Data

 Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2009.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas March 1, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Comfort Systems USA, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, TX March 1, 2010

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,015	$127,850
Accounts receivable, less allowance for doubtful accounts of $5,250 and $7,253, respectively	266,602	203,353
Other receivables	6,156	5,801
Income tax receivable	—	20,075
Inventories	11,350	9,817
Prepaid expenses and other	23,399	25,827
Costs and estimated earnings in excess of billings	19,123	20,432
Assets related to discontinued operations	1,544	—

Total current assets	445,189	413,155
PROPERTY, PLANT AND EQUIPMENT, net	35,650	34,671
GOODWILL	90,940	100,194
IDENTIFIABLE INTANGIBLE ASSETS, net	16,281	19,380
MARKETABLE SECURITIES	8,423	4,721
OTHER NONCURRENT ASSETS	2,009	2,827

Total assets	$598,492	$574,948

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$250
Current maturities of notes to former owners	1,336	917
Accounts payable	98,190	83,848
Accrued compensation and benefits	46,623	38,043
Billings in excess of costs and estimated earnings	97,505	66,343
Income taxes payable	1,011	—
Accrued self-insurance expense	25,360	26,881
Other current liabilities	27,963	32,748
Liabilities related to discontinued operations	397	—

Total current liabilities	298,385	249,030
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	9,363	6,441
DEFERRED INCOME TAX LIABILITIES	1,526	9,603
OTHER LONG-TERM LIABILITIES	2,747	3,890

Total liabilities	312,021	268,964
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 2,453,245 and 3,129,460 shares, respectively	(27,069)	(33,810)
Additional paid-in capital	328,621	326,103
Accumulated other comprehensive income (loss)	(326)	(181)
Retained earnings (deficit)	(15,166)	13,461

Total stockholders' equity	286,471	305,984

Total liabilities and stockholders' equity	$598,492	$574,948

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2008	2009
REVENUES	$1,101,579	$1,321,770	$1,128,907
COST OF SERVICES	906,313	1,061,830	903,357

Gross profit	195,266	259,940	225,550
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	145,816	180,784	169,023
(GAIN) LOSS ON SALE OF ASSETS	31	(290)	(106)

Operating income	49,419	79,446	56,633
OTHER INCOME (EXPENSE):
Interest income	3,285	2,544	585
Interest expense	(615)	(1,384)	(1,202)
Other	5	64	17

Other income (expense)	2,675	1,224	(600)

INCOME BEFORE INCOME TAXES	52,094	80,670	56,033
INCOME TAX EXPENSE	19,875	30,866	21,437

INCOME FROM CONTINUING OPERATIONS	32,219	49,804	34,596
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax benefit (expense) of $(205), $(34) and $181	247	(114)	(339)
Estimated loss on disposition, net of income tax expense of $—, $— and $(214)	—	—	(75)

NET INCOME	$32,466	$49,690	$34,182

INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.79	$1.26	$0.91
Discontinued operations—
Income (loss) from operations	0.01	—	(0.01)
Estimated loss on disposition	—	—	—

Net income	$0.80	$1.26	$0.90

Diluted—
Income from continuing operations	$0.78	$1.24	$0.90
Discontinued operations—
Income (loss) from operations	0.01	—	(0.01)
Estimated loss on disposition	—	—	—

Net income	$0.79	$1.24	$0.89

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	40,573	39,424	38,046

Diluted	41,334	40,025	38,451

DIVIDENDS PER SHARE	$0.150	$0.180	$0.190

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
							Accumulated Other Comprehensive Income (Loss)
		Common Stock		Treasury Stock
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006		40,710,003	$407	—	$—	$339,589	$—	$(97,282)	$242,714
Comprehensive Income:
Net income	$32,466	—	—	—	—	—	—	32,466	32,466
Unrealized income (loss) on marketable securities, net of tax	—	—	—	—	—	—	—	—	—

Comprehensive Income	$32,466

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		239,743	2	111,857	1,539	918	—	—	2,459
Issuance of restricted stock		173,619	2	2,246	32	(34)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(35,618)	(481)	—	—	—	(481)
Stock-based compensation expense		—	—	—	—	2,521	—	—	2,521
Other		—	—	—	—	—	—	(40)	(40)
Tax benefit from vesting of restricted stock		—	—	—	—	127	—	—	127
Dividends		—	—	—	—	(6,125)	—	—	(6,125)
Share repurchase		—	—	(859,900)	(11,063)	—	—	—	(11,063)

BALANCE AT DECEMBER 31, 2007		41,123,365	411	(781,415)	(9,973)	336,996	—	(64,856)	262,578
Comprehensive Income:
Net income	$49,690	—	—	—	—	—	—	49,690	49,690
Unrealized loss on marketable securities, net of tax	(326)	—	—	—	—	—	(326)	—	(326)

Comprehensive Income	$49,364

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	514,658	6,566	(2,789)	—	—	3,777
Issuance of restricted stock		—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense		—	—	—	—	3,851	—	—	3,851
Forfeiture of unvested restricted stock		—	—	(8,288)	(93)	93	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	89	—	—	89
Dividends		—	—	—	—	(7,134)	—	—	(7,134)
Share repurchase		—	—	(2,340,409)	(25,541)	—	—	—	(25,541)

BALANCE AT DECEMBER 31, 2008		41,123,365	411	(2,453,245)	(27,069)	328,621	(326)	(15,166)	286,471
Comprehensive Income:
Net income	$34,182	—	—	—	—	—	—	34,182	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—	—	—	145	—	145

Comprehensive Income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700	3,815	(1,626)	—	—	2,189
Issuance of restricted stock		—	—	241,857	2,652	(2,652)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)	(459)	—	—	—	(459)
Stock-based compensation expense		—	—	—	—	3,454	—	—	3,454
Forfeiture of unvested restricted stock		—	—	(15,193)	(165)	165	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	(124)	—	—	(124)
Dividends		—	—	—	—	(1,735)	—	(5,555)	(7,290)
Share repurchase		—	—	(1,211,800)	(12,584)	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	$411	(3,129,460)	$(33,810)	$326,103	$(181)	$13,461	$305,984

The accompanying notes are an integral part of these consolidated financial statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,466	$49,690	$34,182
Adjustments to reconcile net income to net cash provided by operating activities
Estimated loss on disposition of discontinued operations	—	—	75
Amortization of identifiable intangible assets	729	3,844	3,475
Depreciation expense	6,124	8,849	10,024
Bad debt expense	1,523	3,563	3,283
Deferred tax benefit	(729)	(3,177)	3,151
Amortization of debt financing costs	107	108	108
(Gain) loss on sale of assets	34	(295)	(106)
Stock-based compensation expense	2,521	3,851	3,454
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—(Increase) decrease in—
Receivables, net	(21,156)	19,497	47,738
Inventories	(345)	(33)	1,697
Prepaid expenses and other current assets	(1,266)	1,567	2,043
Costs and estimated earnings in excess of billings	5,847	1,292	(271)
Other noncurrent assets	473	271	(480)
Increase (decrease) in—
Accounts payable and accrued liabilities	20,746	9,546	(22,889)
Billings in excess of costs and estimated earnings	36,630	(15,397)	(32,395)
Other long-term liabilities	(62)	(325)	1,162

Net cash provided by operating activities	83,642	82,851	54,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,088)	(14,572)	(9,457)
Proceeds from sales of property and equipment	265	656	770
Proceeds from businesses sold	38	471	494
Purchases of marketable securities	—	(18,525)	—
Sales of marketable securities	—	8,600	4,000
Cash paid for acquisitions and intangible assets, net of cash acquired	(7,347)	(41,664)	(14,629)

Net cash used in investing activities	(18,132)	(65,034)	(18,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(734)	(11,093)	(6,341)
Debt financing costs	(312)	—	—
Payments of dividends to shareholders	(6,125)	(7,134)	(7,271)
Share repurchase program and shares received in lieu of tax withholding	(11,544)	(26,054)	(13,043)
Excess tax benefit of stock-based compensation	1,247	1,848	641
Proceeds from exercise of options	1,303	2,000	1,420

Net cash used in financing activities	(16,165)	(40,433)	(24,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,345	(22,616)	10,835

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	90,286	139,631	117,015

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$139,631	$117,015	$127,850

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

        Cash paid for interest for continuing operations in 2007, 2008 and 2009 was approximately $0.5 million, $1.1 million and $1.2 million, respectively. There was no cash paid for interest for discontinued operations in 2007, 2008, and 2009. Cash paid for income taxes for continuing operations in 2007, 2008 and 2009 was approximately $20.1 million and $32.2 million, and $39.0 million respectively. Cash paid for income taxes for discontinued operations was less than $0.1 million in 2007, 2008 and 2009.

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

December 31, 2009

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

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. As of October 1, 2009, we had 41 reporting units of which 25 reporting units have a goodwill balance. These reporting units are tested for impairment by comparing each unit's fair value to its carrying value.

        We estimate the fair value of the reporting unit based on two market approaches and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approaches utilized market multiples of invested capital from comparable publicly traded companies ("public company approach") and comparable transactions ("transaction approach"). The market multiples from invested capital include revenues, book equity plus debt and earnings before interest, taxes, depreciation and amortization ("EBITDA"). These assumptions are evaluated and updated on an annual basis.

        We amortize identifiable intangible assets with finite lives over their useful lives. Intangible assets with indefinite lives are not amortized, but are subject to an annual review for impairment. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

  Long-Lived Assets

        Long-lived assets are comprised principally of goodwill, identifiable intangible assets, property and equipment, and deferred income tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

  Revenue Recognition

        Approximately 85% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

        We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. In limited circumstances, when significant pre-contract costs are incurred, they are deferred if the costs can be directly associated with a specific contract and if their recoverability from the contract is probable. Upon receiving the contract, these costs are included in contract costs. Deferred costs associated with unsuccessful contract bids are written off in the period that we are informed that we will not be awarded the contract.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2008 and 2009 are $65.7 million and $48.9 million, respectively, and are included in accounts receivable.

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

  Acquisitions

        We generally recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. For acquisitions completed in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

        Assumed Assets and Liabilities—Assets and liabilities arising from contingencies are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated. Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

        Beginning in 2009, all acquisition-related transaction costs have been expensed as incurred. For acquisitions completed before 2009, direct costs incurred for a business combination were accounted for as part of the cost of the acquired business.

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

  Income Taxes

        We are subject to income tax in the United States and Puerto Rico and file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

        Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation each

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, we may not realize all or a portion of the recorded deferred tax assets.

        Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

        To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations.

  Segment Disclosure

        Our activities are within the mechanical services industry, which is the single industry segment we serve. Each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses, and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions, and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2009 revenues.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        Marketable securities are classified as available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of December 31, 2009. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders' equity.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

  Subsequent Events

        We evaluated subsequent events through the time of filing this Annual Report on Form 10-K. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements.

  Recent Accounting Pronouncements

        On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles ("GAAP"). These changes establish the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

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

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

  Business Combinations and Consolidation Accounting

        On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption has significantly impacted our accounting and reporting for acquisitions, principally (i) as a result of the expanded requirements to value acquired assets, liabilities and contingencies at their fair values and (ii) the requirement that acquisition related transaction costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

  Subsequent Events

        On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This change had no impact on our consolidated financial statements.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Fair Value Measurements (Continued)

        The assets measured at fair value on a recurring basis as of December 31, 2009 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$127,850	$127,850	$—	$—
Auction rate securities	$5,646	$—	$925	$4,721

        Cash and cash equivalents consist primarily of certificates of deposits and rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of December 31, 2009, our marketable securities consisted of $5.6 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to October 2034), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to 35 days. We had investments in marketable securities of $9.4 million as of December 31, 2008. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies as of December 31, 2009. During 2008 and 2009, we sold $8.6 million and $4.0 million, respectively, of these auction rate securities at face value. An additional $0.9 million were sold at face value during February 2010; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $4.7 million have been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

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

        As of December 31, 2009, we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        We measure certain assets including our goodwill and indefinite lived intangible assets, at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. During the year ended December 31, 2009, we recognized an impairment expense of $0.2 million related to a tradename of a subsidiary.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

4. Acquisitions

        We have completed various acquisitions from 2007 to 2009 which were not material individually or in the aggregate. Our consolidated balance sheet at December 31, 2009 includes preliminary allocations of purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions including earn-outs, was $11.1 million in 2007, $64.2 million in 2008 and $20.2 million in 2009. As of December 31, 2009 we have accrued contingent payments of approximately $2.6 million related to prior acquisitions.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax income (loss) of $0.2 million, ($0.1) million and ($0.3) million for the years ended December 31, 2007, 2008 and 2009, respectively, have been reported in discontinued operations under "Operating loss (income), net of income tax (expense) benefit." We recorded an estimated loss on the sale of this company of $0.1 million in the second quarter of 2009, and an additional $0.9 million in the fourth quarter of 2009. This loss has been reported in discontinued operations under "Estimated loss on disposition, net tax."

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. These amounts are included in discontinued operations in 2009 in the caption "Estimated loss on disposition, net of tax." We continue to evaluate the likely disposition of approximately $1.2 million that is currently held in escrow relating to this transaction.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Discontinued Operations (Continued)

        Revenues and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Revenues	$7,955	$6,695	$1,795
Pre-tax income (loss)	$452	$(80)	$(520)

6. Goodwill and Other Identifiable Intangible Assets

  Goodwill

        We performed our annual impairment testing on October 1, 2009. As discussed in Note 2, "Summary of Significant Accounting Policies", the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. During 2007 and 2008, we assigned a weighting of 40% to the discounted cash flow analysis, and a weighting of 30% for each of the market approaches. During 2009, we assigned a weighting of 40% to the discounted cash flow analysis, 60% to the public company approach and 0% to the transaction approach. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2009. There were no other changes in our methodologies for valuing goodwill during the current year.

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2007, 2008 or 2009. We also did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2007, 2008, or 2009.

        As of October 1, 2009, the fair value exceeded the carrying value by a significant margin for 24 of the 25 reporting units. There was one reporting unit where the fair value exceeded the carrying value by a less significant margin. The material assumptions used for the income approach for this reporting unit included a weighted average cost of capital of 15% and a long-term growth rate of 3%. This reporting unit had a goodwill balance of $17.2 million, and its fair value exceeded its carrying value by $1.0 million, or 3.5%. Under the income approach which is weighted 40%, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of this reporting unit by $0.9 million. Under the public company market approach which has a weighting of 60%, a 10% decrease in the market approach multiples would have decreased the fair value of this reporting unit by $2.4 million.

        There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or the current economic downturn worsens or the projected recovery is significantly delayed beyond our projections, goodwill impairment charges may be recorded in future periods.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

6. Goodwill and Other Identifiable Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2008	December 31, 2009
Balance at beginning of year	$68,621	$90,940
Goodwill related to acquisitions of businesses	22,319	9,254

Balance at end of year	$90,940	$100,194

  Identifiable Intangible Assets

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2008		December 31, 2009
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2 - 8	$6,760	$(1,085)	$10,943	$(2,196)
Backlog	1 - 2	3,350	(2,542)	4,150	(3,304)
Noncompete agreements	2 - 7	2,470	(445)	2,960	(1,046)
Tradenames	2 - 10, Indefinite	8,140	(367)	9,240	(1,367)

Total		$20,720	$(4,439)	$27,293	$(7,913)

        The amounts attributable to customer relationships, noncompete agreements and finite-lived tradenames are being amortized to "Selling, General and Administrative Expenses" on a straight-line method over periods from two to ten years. At December 31, 2009, approximately $3.6 million is attributable to a tradename with an indefinite life. This tradename is not being amortized, but is subject to an annual review for impairment. In connection with the annual review, we recorded an impairment of $0.2 million during the fourth quarter of 2009. This impairment is included in "Selling, General and Administrative Expenses." The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2007, 2008 and 2009 was $0.7 million, $3.8 million and $3.5 million, respectively.

        At December 31, 2009, future amortization expense of identifiable intangible assets are as follows (in thousands):

Year ending December 31—
2010	$3,772
2011	3,312
2012	2,408
2013	1,687
2014	1,553
Thereafter	2,975

Total	$15,707

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Restructuring Charges

        We recorded restructuring charges of approximately $3.2 million pre-tax in 2003. These charges included approximately $1.5 million for severance costs and retention bonuses primarily associated with the curtailment of our energy efficiency marketing activities, a reorganization of our national accounts operations as well as a reduction in corporate personnel. The restructuring charges for this period also included approximately $1.6 million for remaining lease obligations and $0.1 million of other costs recorded in connection with the actions described above. We increased our accrual for these remaining lease obligations by $34,000 in 2007 and $0.2 million in 2008 based on revised estimates of when and to what extent we believed we could sublease the related facilities. These increases to the accrual were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations. Accrued lease termination costs remaining from past restructuring charges were completed by the end of 2009.

        The following table shows the remaining liabilities associated with the cash portion of the restructuring charges as of December 31, 2007, 2008 and 2009 (in thousands):

Lease termination costs and other:	Balance at Beginning of Period	Additions		Payments	Balance at End of Period
Year ended December 31, 2007	$686	$34	(a)	$(396)	$324
Year ended December 31, 2008	$324	$170	(a)	$(157)	$337
Year ended December 31, 2009	$337	$—		$(337)	$—

(a)
These charges were included in "Cost of Services" and in "Selling, General and Administrative Expenses" in our consolidated statement of operations.

8. Property, Plant and Equipment

        Property, plant and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2008	2009
Land	—	$1,075	$1,395
Transportation equipment	2 - 7	21,781	23,644
Machinery and equipment	2 - 15	18,382	18,210
Computer and telephone equipment	2 - 7	16,913	17,597
Buildings and leasehold improvements	2 - 40	14,763	17,259
Furniture and fixtures	3 - 10	4,439	4,802

		77,353	82,907
Less—Accumulated depreciation		(41,703)	(48,236)

Property, plant and equipment, net		$35,650	$34,671

        Depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $6.1 million, $8.7 million and $10.0 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2007	2008	2009
Balance at beginning of year	$3,279	$3,791	$5,250
Additions for bad debt expense	1,538	3,568	3,283
Deductions for uncollectible receivables written off, net of recoveries	(1,086)	(2,262)	(1,313)
Allowance for doubtful accounts of acquired companies at date of acquisition	60	153	33

Balance at end of year	$3,791	$5,250	$7,253

        Other current liabilities consist of the following (in thousands):

	December 31,
	2008	2009
Accrued warranty costs	$6,866	$10,333
Other current liabilities	11,435	12,191
Accrued backcharges	5,838	6,489
Accrued sales and use tax	1,478	1,150
Deferred revenue	2,346	2,585

	$27,963	$32,748

        We have recorded $— and $3.5 million as of December 31, 2008 and 2009, respectively, related to accrued warranty for a specific project performed by our multi-family operations based in Texas.

        Contracts in progress are as follows (in thousands):

	December 31,
	2008	2009
Costs incurred on contracts in progress	$1,053,585	$1,173,678
Estimated earnings, net of losses	262,204	248,800
Less—Billings to date	(1,394,171)	(1,468,389)

	$(78,382)	(45,911)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,123	$20,432
Billings in excess of costs and estimated earnings on uncompleted contracts	(97,505)	(66,343)

	$(78,382)	$(45,911)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2008	2009
Revolving credit facility	$—	$—
Other debt	—	250
Notes to former owners	10,699	7,358

Total debt	10,699	7,608
Less—current portion	(1,336)	(1,167)

Total long-term portion of debt	$9,363	$6,441

        At December 31, 2009, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31—
2010	$1,167
2011	3,741
2012	1,350
2013	1,350

$7,608

  Revolving Credit Facility

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2009, we had no outstanding borrowings, $39.1 million in letters of credit outstanding, and $60.9 million of credit available.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Long-Term Debt Obligations (Continued)

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2009 the amount of these assets was approximately $62.7 million.

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with the financial covenants as of December 31, 2009. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; and (d) other non-cash charges. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$34,182
Income taxes—continuing operations	21,437
Income taxes—discontinued operations	33
Interest expense, net	617
Depreciation and amortization expense	13,499

Credit Facility Adjusted EBITDA	$69,768

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of December 31, 2009 was 0.11.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of December 31, 2009 was 17.52.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Long-Term Debt Obligations (Continued)

          Other Restrictions— The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

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

        The interest rates underlying the Base Rate and Eurodollar Rate Options under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2009 relating to interest options under the Facility:

Base Rate Option—The higher of:
Federal Funds Rate plus 0.50%	0.61%
Citibank, N.A. Prime Rate	3.25%
Eurodollar Rate Option:
One-month LIBOR	0.23%
Six-month LIBOR	0.43%

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Long-Term Debt Obligations (Continued)

	Debt to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Option	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.20%	0.20%	0.25%	0.30%

        We incurred approximately $0.7 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. Excluding the amortization of debt financing and arrangement costs, we estimate that the interest rate applicable to borrowings under the Facility would be approximately 1.5% as of December 31, 2009.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2007	2008	2009
Interest expense on borrowings, and unused commitment fees	$161	$891	$632
Letter of credit fees	347	385	462
Amortization of deferred debt arrangement costs	107	108	108

Total	$615	$1,384	$1,202

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $7.4 million, of which $0.9 million is current as of December 31, 2009 and bear interest, payable annually, at a weighted average interest rate of 4.9%.

  Other Debt

        In conjunction with our December 31, 2009 acquisition of a company based in Raleigh, North Carolina, we acquired $0.3 million of short-term borrowings. This is included as current debt on our balance sheet as of December 31, 2009.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current—
Federal	$16,782	$27,991	$14,240
State and Puerto Rico	3,830	6,036	4,046

	20,612	34,027	18,286

Deferred—
Federal	(520)	(3,069)	4,719
State and Puerto Rico	(217)	(92)	(1,568)

	(737)	(3,161)	3,151

	$19,875	$30,866	$21,437

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Income tax expense at the statutory rate	$18,232	$28,235	$19,612
Changes resulting from—
State income taxes, net of federal tax effect	2,128	3,445	2,384
Increase (decrease) in valuation allowance	229	91	(1,025)
Increase in contingency reserves	62	28	153
Non-deductible expenses	312	186	500
Production activity deduction	(975)	(1,471)	(699)
Other	(113)	352	512

	$19,875	$30,866	$21,437

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	December 31,
	2008	2009
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,969	$2,754
Stock compensation	1,651	1,828
Accrued liabilities and expenses	17,996	21,511
State net operating loss carryforwards	2,285	2,519
Intangible assets	—	545
Capital loss carryover	—	286
Other	796	549

Total deferred income tax assets	$24,697	$29,992

Deferred income tax liabilities—
Property and equipment	(2,618)	(3,007)
Long-term contracts	(1,525)	(299)
Goodwill	(540)	(2,999)
Intangible assets	(284)	—
Section 481 adjustments	(879)	(8,954)
Other	(25)	(50)

Total deferred income tax liabilities	(5,871)	(15,309)

Less—Valuation allowance	(2,439)	(1,700)

Net deferred income tax assets	$16,387	$12,983

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2009
Deferred income tax assets—
Prepaid expenses and other	$17,438	$20,724
Other noncurrent assets	647	1,997

Total deferred income tax assets	$18,085	$22,721

Deferred income tax liabilities—
Other current liabilities	172	135
Deferred income tax liabilities	1,526	9,603

Total deferred income tax liabilities	$1,698	$9,738

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

11. Income Taxes (Continued)

        As of December 31, 2009, we had $2.5 million of future tax benefits related to $54 million of available state net operating loss carryforwards ("NOLs") which expire between 2012 and 2029. A valuation allowance of $1.3 million has been recorded against net deferred tax assets of state NOLs and a valuation allowance of $0.1 million has been recorded against other net state deferred tax assets. We recorded an decrease in valuation allowances of $0.7 million for the year ended December 31, 2009. A deferred tax asset for state NOLs, net of related valuation allowance, of $1.2 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. We have future tax benefits of $0.3 million related to a capital loss carryover of $0.8 million which expires in 2014. A valuation allowance of $0.3 million has been recorded against the net deferred tax asset of the capital loss carryover.

        As of December 31, 2008 and 2009, approximately $0.4 million and $0.4 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2008, and 2009, we recognized approximately $0.1 million, $0.1 million, and $0.1 million in interest and penalties. We had approximately $0.3 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2008 and 2009, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2006 tax year forward and by various state authorities for the 2002 tax year forward.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Balance at beginning of year	$568	$663	$621
Additions based on tax positions related to the current year	107	—	—
Additions for tax positions of prior years	308	50	134
Reductions for tax positions of prior years	(320)	(92)	(97)
Settlements	—	—	(24)

Balance at end of year	$663	$621	$634

12. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of our operating locations. The defined contribution

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

12. Employee Benefit Plans (Continued)

plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $3.9 million for 2007, $4.3 million for 2008 and $4.5 million in 2009. Of these amounts, approximately $0.2 million and $0.2 million were payable to the plans at December 31, 2008 and 2009, respectively.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2008 and 2009, we had 5 and 4 employees, respectively who were union members. During 2006, two of our operating locations withdrew from multi-employer pension plans; accordingly, we are subject to unfunded pension plan liability related to these two withdrawals. We have accrued $0.2 million in anticipation of these liabilities as of December 31, 2009. There were no contributions made to multi-employer pension plans in 2007, 2008 or 2009. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

13. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2007, 2008 and 2009 was $16.7 million, $15.3 million, and $16.2 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease land and buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2007, 2008 and 2009 rent expense above are approximately $2.5 million, $3.0 million and $2.8 million of rent paid to these related parties, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31—
2010	$10,593
2011	9,209
2012	7,970
2013	5,864
2014	3,885
Thereafter	7,216

$44,737

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

13. Commitments and Contingencies (Continued)

cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.5 million as of December 31, 2009 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services." The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table summarizes the backcharge activity for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	December 31,
	2007	2008	2009
Balance at beginning of year	$—	$6,181	$5,838
Additions	6,181	4,133	2,350
Reductions	—	—	(650)
Settlements	—	(4,476)	(1,049)

Balance at end of year	$6,181	$5,838	$6,489

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 30% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

13. Commitments and Contingencies (Continued)

characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

        Employer's Liability—For employer's liability, the per incident deductible is $500,000. We are fully insured for the next $0.5 million of each loss, and then have several layers of excess loss insurance policies that covers losses up to $75 million in aggregate across this risk area (as well as general liability and auto liability noted below).

        General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that covers losses up to $75 million in aggregate across this risk area (as well as employer's liability and auto liability noted below).

        Auto Liability—For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as employer's liability and general liability noted above).

        Employee Medical—We have two medical plans. The deductible for employee group health claims is $300,000 per person, per policy (calendar) year for one plan and $150,000 per person, per policy (calendar) year for the other plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

        Our $75 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $75 million of excess loss coverage for each of general liability, employer's liability and auto liability.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

14. Stockholders' Equity

  Long-Term Incentive Plans for Employees

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2009, there were 2.1 million shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

  Non-Employee Directors' Stock Plans

        In May 2006, our stockholders approved our 2006 Stock Options/SAR Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 500,000 shares. Outstanding options may be canceled and reissued under terms specified in the plan. As of December 31, 2009, there were 0.4 million shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016. Under the 2006 Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 10,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year). All options will be granted with an exercise price equal to the fair market value at the date of grant and become exercisable on the first anniversary of the date of grant. The options expire after ten years from the date of grant if unexercised.

        We have never altered the price of any option after its grant.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2008, the Board approved extensions of the program to cover an additional 2.9 million shares. During the first quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. During the third quarter of 2009, the Board approved an extension of the program to cover an additional 0.5 million shares. Since the inception of the repurchase program, the Board has approved 4.9 million shares to be repurchased. The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 1.2 million shares for the year ended December 31, 2009, at an average price of $10.39 per share.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock. The vesting of unvested contingently issuable restricted stock is based on the achievement of certain earnings per share targets. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

        Unvested restricted stock is included in diluted earnings per share, weighted outstanding until the shares vest. Upon vesting, the vested restricted stock is included in basic earnings per share weighted outstanding from the vesting date.

        There were approximately 0.1 million, 0.2 million, and 0.5 million anti-dilutive stock options that were excluded from the calculation of diluted EPS for the years ended December 31, 2007, 2008, and 2009, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2007	2008	2009
Common shares outstanding, end of period(a)	40,029	38,331	37,625
Effect of using weighted average common shares outstanding	544	1,093	421

Shares used in computing earnings per share—basic	40,573	39,424	38,046
Effect of shares issuable under stock option plans based on the treasury stock method	704	559	360
Effect of contingently issuable restricted shares	57	42	45

Shares used in computing earnings per share—diluted	41,334	40,025	38,451

(a)
Excludes 0.3 million, 0.3 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of December 31, 2007, 2008 and 2009 respectively (see Note 15 "Stock-Based Compensation.")

15. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $2.5 million, $3.9 million and $3.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.9 million, $1.4 million and $1.3 million for the years ended December 31, 2007, 2008 and 2009, respectively. We present the

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

15. Stock-Based Compensation (Continued)

benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of the restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	2007		2008		2009
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,934	$4.30	1,747	$5.18	1,365	$6.39
Granted	186	$12.31	173	$13.17	177	$11.00
Exercised	(352)	$3.67	(515)	$3.98	(355)	$4.00
Forfeited	(11)	$12.75	(15)	$12.67	(7)	$11.00
Expired	(10)	$13.00	(25)	$15.81	—	$—

Outstanding at end of year	1,747	$5.18	1,365	$6.39	1,180	$7.77

Options exercisable at end of year	1,376		1,066		879

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $3.4 million, $5.3 million and $2.6 million, respectively. Stock options outstanding as of December 31, 2009 have a weighted-average remaining contractual term of 5.4 years and an aggregate intrinsic value of $5.6 million. Stock options exercisable as of December 31, 2009 have a weighted-average remaining contractual term of 4.3 years and an aggregate intrinsic value of $5.4 million. As of December 31, 2009, we have 1.2 million options that are vested or expected to vest; these options have a weighted average exercise price of $7.76 per share, have a weighted-average remaining contractual term of 5.4 years and an aggregate intrinsic value of $5.4 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

15. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price
$1.90 - 2.875	391	1.95	$2.38	391	$2.38
$3.39 - 4.77	37	2.88	$4.13	37	$4.13
$6.38 - 7.94	194	5.17	$6.57	194	$6.57
$11.00 - 12.90	365	8.13	$11.63	138	$12.23
$13.15 - 15.03	193	8.08	$13.31	119	$13.33

$1.90 - 15.03	1,180	5.42	$7.77	879	$6.41

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2007 to 2009 grants are shown in the table below:

	2007	2008	2009
Weighted-average fair value per share of options granted	$5.44	$5.18	$4.06
Fair value assumptions:
Expected dividend yield	0.93% - 1.17%	1.23% - 1.30%	1.53%
Expected stock price volatility	45%	43.60% - 45.50%	45%
Risk-free interest rate	4.46% - 4.68%	2.55% - 3.29%	1.80%
Expected term	5.5 - 6.0 years	5.3 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over the three or four-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2009, the unrecognized compensation cost related to stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options vested during the year ended December 31, 2009 was $0.8 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

15. Stock-Based Compensation (Continued)

        The following table summarizes information about nonvested stock option awards as of December 31, 2009 and changes for the year ended December 31, 2009 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	299	$4.68
Granted	177	$4.06
Vested	(168)	$4.73
Forfeited	(7)	$4.06

Nonvested at December 31, 2009	301	$4.57

        We generally issue new shares for stock options and restricted stock, unless treasury shares are available.

Restricted Stock

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock	2007	2008	2009
Unvested at beginning of year	156	149	284
Granted	104	307	217
Vested	(111)	(166)	(198)
Forfeited	—	(6)	(3)

Unvested at end of year	149	284	300

        Approximately $1.4 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during year ended December 31, 2009 was $2.4 million. The weighted-average fair value per share of restricted stock shares awarded during 2007, 2008 and 2009 was $11.98, $12.23 and $11.40 respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2007, 2008 and 2009 was $1.8 million, $2.2 million and $1.9 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

16. Quarterly Results of Operations (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2009 is summarized as follows (in thousands, except per share data):

	2008
	Q1	Q2	Q3	Q4(a)
Revenues	$293,808	$353,349	$346,705	$327,908
Gross profit	$52,972	$67,412	$66,694	$72,862
Operating income	$12,684	$24,509	$21,799	$20,454
Income from continuing operations	$8,178	$15,169	$13,737	$12,720
Discontinued operations—
Operating income (loss), net of tax	$63	$24	$28	$(229)
Estimated loss on disposition, including tax	$—	$—	$—	$—
Net income	$8,241	$15,193	$13,765	$12,491
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.21	$0.38	$0.35	$0.33
Discontinued operations—
Income (loss) from operations	—	—	—	(0.01)
Estimated loss on disposition	—	—	—	—

Net income	$0.21	$0.38	$0.35	$0.32

Diluted—
Income from continuing operations	$0.20	$0.38	$0.34	$0.32
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated loss on disposition	—	—	—	—

Net income	$0.20	$0.38	$0.34	$0.32

Cash flow from operations	$(1,046)	$27,059	$20,943	$35,895

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

16. Quarterly Results of Operations (Unaudited) (Continued)

	2009
	Q1	Q2	Q3	Q4(b)
Revenues	$280,274	$300,349	$291,591	$256,693
Gross profit	$55,153	$58,321	$57,405	$54,671
Operating income	$11,969	$17,040	$15,793	$11,831
Income from continuing operations	$7,122	$10,398	$9,540	$7,536
Discontinued operations:
Operating income (loss), net of tax	$(180)	$(207)	$—	$48
Estimated loss on disposition	$—	$(93)	$—	$18
Net income	$6,942	$10,098	$9,540	$7,602
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.18	$0.27	$0.25	$0.20
Discontinued operations—
Loss from continuing operations	—	(0.01)	—	—
Estimated loss on disposition	—	—	—	—

Net income	$0.18	$0.26	$0.25	$0.20

Diluted—
Income from continuing operations	$0.18	$0.27	$0.25	$0.20
Discontinued operations—
Loss from continuing operations	—	(0.01)	—	—
Estimated loss on disposition	—	—	—	—

Net income	$0.18	$0.26	$0.25	$0.20

Cash flow from operations	$(3,933)	$23,884	$24,803	$9,497

(a)
During the fourth quarter of 2008, we recorded additional backcharges of $3.0 million. See Note 13 "Commitments and Contingencies" for a rollforward of 2008 activity. In addition, we recorded additional bad debt expense of $1.6 million during the fourth quarter of 2008.

(b)
During the fourth quarter of 2009, we recorded additional backcharges of $2.4 million. See Note 13 "Commitment and Contingencies" for a rollforward of 2009 activity.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2009 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2009 and such information is hereby incorporated by reference.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report on Form 10-K:

        (1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 40 of this annual report on Form 10-K and is incorporated herein by reference.

        (2)   Financial Statement Schedules:

    None.

(b)
Exhibits

        Reference is made to the Index of Exhibits beginning on page 84 which index is incorporated herein by reference.

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

Date: March 1, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY William F. Murdy	Director, Chairman of the Board and Chief Executive Officer	March 1, 2010
/s/ HERMAN E. BULLS Herman E. Bulls	Director	March 1, 2010
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	March 1, 2010
/s/ FRANKLIN MYERS Franklin Myers	Director	March 1, 2010

Signature	Title	Date

/s/ JAMES H. SCHULTZ James H. Schultz	Director	March 1, 2010
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	March 1, 2010
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	March 1, 2010
/s/ ALAN P. KRUSI Alan P. Krusi	Director	March 1, 2010

 INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	May 19, 2009 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan.	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan.	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
10.8	Amended and Restated Credit Agreement by and among the Company and Wachovia Bank, N.A., Bank of Texas, N.A., Capital One, N.A. and Certain Financial Institutions dated as of February 20, 2007.	10.1	February 26, 2007 Form 8-K
*10.9	Form of Restricted Stock Award Agreement dated March 28, 2007.	10.25	2007 Form 10-K
*10.10	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors.	A	Proxy Statement April 10, 2008
*10.11	2008 Senior Management Annual Performance Plan.	B	Proxy Statement April 9, 2008
*10.12	Form of Change in Control Agreement.	10.2	First Quarter 2008 Form 10-Q

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.13	Form of Comfort Systems USA, Inc. Executive Severance Policy.	10.3	First Quarter 2008 Form 10-Q
*10.14	Form of Restricted Stock Award Agreement dated March 26, 2008.	10.4	First Quarter 2008 Form 10-Q
*10.15	Summary of 2009 Incentive Compensation Plan.	10.1	First Quarter 2009 Form 10-Q
*10.16	Form of Restricted Stock Award Agreement dated March 26, 2009.	10.2	First Quarter 2009 Form 10-Q
*10.17	Form of Directors and Officers Indemnification Agreement.	10.1	May 19, 2009 Form 8-K
10.18	Schedules and Exhibits to Amended and Restated Senior Credit Facility dated February 20, 2007.	10.1	Second Quarter 2009 Form 10-Q
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP.		Filed Herewith
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith

*
—Management contract or compensatory plan

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Business
  ITEM 1A. Company Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. [Reserved]
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
COMFORT SYSTEMS USA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2009
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX OF EXHIBITS