Form 10-Q
period 2010-03-31
COMFORT SYSTEMS USA INC
filed 2010-05-04
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The number of shares outstanding of the issuer's common stock, as of April 30, 2010 was 38,017,468.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2009	March 31, 2010
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,850	$109,770
Accounts receivable, less allowance for doubtful accounts of $7,253 and $6,367, respectively	203,353	205,109
Other receivables	5,801	4,537
Income tax receivable	20,075	18,788
Inventories	9,817	9,259
Prepaid expenses and other	25,827	26,700
Costs and estimated earnings in excess of billings	20,432	19,590

Total current assets	413,155	393,753
PROPERTY, PLANT AND EQUIPMENT, net	34,671	33,326
GOODWILL	100,194	103,235
IDENTIFIABLE INTANGIBLE ASSETS, net	19,380	19,387
MARKETABLE SECURITIES	4,721	3,721
OTHER NONCURRENT ASSETS	2,827	2,697

Total assets	$574,948	$556,119

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250	$—
Current maturities of notes to former owners	917	2,316
Accounts payable	83,848	77,620
Accrued compensation and benefits	38,043	28,936
Billings in excess of costs and estimated earnings	66,343	63,937
Accrued self-insurance expense	26,881	27,729
Other current liabilities	32,748	32,545

Total current liabilities	249,030	233,083
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	6,441	5,042
DEFERRED INCOME TAX LIABILITIES	9,603	8,673
OTHER LONG-TERM LIABILITIES	3,890	3,834

Total liabilities	268,964	250,632
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,129,460 and 3,076,557 shares, respectively	(33,810)	(33,092)
Additional paid-in capital	326,103	324,843
Accumulated other comprehensive income (loss)	(181)	(181)
Retained earnings (deficit)	13,461	13,506

Total stockholders' equity	305,984	305,487

Total liabilities and stockholders' equity	$574,948	$556,119

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
REVENUES	$280,274	$236,475
COST OF SERVICES	225,121	196,967

Gross profit	55,153	39,508
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	43,186	37,409
GAIN ON SALE OF ASSETS	(2)	(5)

Operating income	11,969	2,104
OTHER INCOME (EXPENSE):
Interest income	227	64
Interest expense	(337)	(285)
Other	(7)	12

Other income (expense)	(117)	(209)

INCOME BEFORE INCOME TAXES	11,852	1,895
INCOME TAX EXPENSE	4,730	730

INCOME FROM CONTINUING OPERATIONS	7,122	1,165
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $73 and $—	(180)	—
Estimated gain on disposition, including income tax benefit of $— and $29	—	762

NET INCOME	$6,942	$1,927

INCOME PER SHARE:
Basic—
Income from continuing operations	$0.18	$0.03
Discontinued operations—
Loss from operations	—	—
Estimated gain on disposition	—	0.02

Net income	$0.18	$0.05

Diluted—
Income from continuing operations	$0.18	$0.03
Discontinued operations—
Loss from operations	—	—
Estimated gain on disposition	—	0.02

Net income	$0.18	$0.05

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	38,279	37,533

Diluted	38,687	37,819

DIVIDENDS PER SHARE	$0.045	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income						Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008		41,123,365	$411	(2,453,245)		$(27,069)	$328,621	$(326)	$(15,166)	$286,471
Comprehensive Income:
Net income	$34,182	—	—	—		—	—	—	34,182	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—		—	—	145	—	145

Comprehensive Income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700		3,815	(1,626)	—	—	2,189
Issuance of restricted stock		—	—	241,857		2,652	(2,652)	—		—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)		(459)	—	—	—	(459)
Stock-based compensation expense		—	—	—		—	3,454	—	—	3,454
Forfeiture of unvested restricted stock		—	—	(15,193)		(165)	165	—	—	—
Tax benefit from vesting of restricted stock		—	—	—		—	(124)	—	—	(124)
Dividends		—	—	—		—	(1,735)	—	(5,555)	(7,290)
Share repurchase		—	—	(1,211,800)		(12,584)	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	411	(3,129,460)		(33,810)	326,103	(181)	13,461	305,984
Comprehensive Income:
Net income (unaudited)	$1,927	—	—	—		—	—	—	1,927	1,927
Realized gain on marketable securities, reclassified into earnings, net of tax (unaudited)	—	—	—	—		—	—	—	—	—

Comprehensive Income (unaudited)	$1,927

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	46,209		502	(219)	—	—	283
Issuance of restricted stock (unaudited)		—	—	195,122		2,432	(2,182)	—	—	250
Stock-based compensation expense (unaudited)		—	—	—		—	1,151	—	—	1,151
Dividends (unaudited)		—	—	—		—	—	—	(1,882)	(1,882)
Other (unaudited)		—	—	—		—	(10)	—	—	(10)
Share repurchase (unaudited)		—	—	(188,428)		(2,216)	—	—	—	(2,216)

BALANCE AT MARCH 31, 2010 (unaudited)		41,123,365	$411	(3,076,557)	$	(33,092)	$324,843	$(181)	$13,506	$305,487

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,942	$1,927
Adjustments to reconcile net income to net cash used in operating activities—
Estimated gain on disposition of discontinued operations	—	(762)
Amortization of identifiable intangible assets	843	1,163
Depreciation expense	2,435	2,473
Bad debt expense	388	(57)
Deferred tax (benefit) expense	(254)	(1,441)
Amortization of debt financing costs	27	27
Gain on sale of assets	(2)	(5)
Stock-based compensation expense	1,284	1,151
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	19,805	271
Inventories	730	563
Prepaid expenses and other current assets	(367)	854
Costs and estimated earnings in excess of billings	1,610	887
Other noncurrent assets	26	266
Increase (decrease) in—
Accounts payable and accrued liabilities	(27,057)	(16,223)
Billings in excess of costs and estimated earnings	(9,438)	(2,469)
Other long-term liabilities	(905)	(86)

Net cash used in operating activities	(3,933)	(11,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,772)	(1,222)
Proceeds from sales of property and equipment	75	103
Proceeds from businesses sold	262	1,217
Sale of marketable securities	1,000	925
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(3,577)

Net cash used in investing activities	(435)	(2,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	(1,042)	(250)
Payments of dividends to shareholders	(1,735)	(1,882)
Share repurchase program and shares received in lieu of tax withholding	(1,980)	(2,216)
Excess tax benefit of stock-based compensation	82	153
Proceeds from exercise of options	177	130

Net cash used in financing activities	(4,498)	(4,065)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,866)	(18,080)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	117,015	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$108,149	$109,770

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 49% of our consolidated 2010 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 51% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2010 revenues: HVAC 77%, plumbing 15%, building automation control systems 4%, and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2009 (the "Form 10-K").

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

        Cash paid for interest for the three months ended March 31, 2009 and 2010 was approximately $0.3 million and $0.2 million, respectively. Cash paid for income taxes for continuing operations for the three months ended March 31, 2009 and 2010 was approximately $1.7 million and $0.8 million, respectively. There were no taxes paid for discontinued operations for both the three months ended March 31, 2009 and 2010.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Subsequent Events

        We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements.

  Segment Disclosure

        Our activities are within the mechanical services industry which is the single industry segment we serve. Each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenues and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

  Income Taxes

        We are subject to income tax in the United States and Puerto Rico and we file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

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

March 31, 2010

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

        Marketable securities are classified as available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders' equity.

  Recent Accounting Pronouncements

        In the first quarter of 2010, certain disclosure provisions of the FASB Accounting Standards Update 2010-06 became effective for the Company. This standard clarified existing fair value requirements under the FASB ASC's Fair Value Measurements and Disclosures Topic 820, including the level of disaggregation required for fair value disclosures and disclosure of the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

3. Fair Value Measurements (Continued)

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The assets measured at fair value on a recurring basis as of March 31, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$109,770	$109,770	$—	$—
Auction rate securities	$4,721	$—	$—	$4,721

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of March 31, 2010, our marketable securities consisted of $4.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032), but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. During the three months ended March 31, 2010, we sold $0.9 million of these auction rate securities at face value. An additional $1.0 million will be sold at face value during the second quarter of 2010; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet. The remaining $3.7 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax $0.1 million, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As of March 31, 2010 we continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

3. Fair Value Measurements (Continued)

comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        We measure certain assets, including our goodwill and intangible assets, at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended March 31, 2010, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed one acquisition in the first quarter of 2010 which was not material individually or in the aggregate. Additional contingent purchase price ("earn-out") has been and will be paid if certain acquisitions achieve predetermined profitability targets. There were no acquisitions for the first quarter of 2009. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax loss of $0.2 million for the three months ended March 31, 2009 has been reported in discontinued operations under "Operating loss, net of income tax benefit." During the first quarter of 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances related to this discontinued operation.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of this discontinued operation. No interest expense was allocated to this discontinued operation.

        Revenues and pre-tax loss related to this company in 2009 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Revenues	$1,016	$—
Pre-tax loss	$(253)	$—

        Sale of Companies to Emcor—In March 2002, we sold 19 operations to Emcor Group, Inc. ("Emcor"). The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on our part to indemnify Emcor for future claims and contingencies arising from

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

5. Discontinued Operations (Continued)

events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining our liability to Emcor in connection with the settlement of certain claims. The remaining $1 million of escrow was disbursed to us in March 2010.

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. During the first quarter of 2010, in connection with the final escrow release, we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) based upon a further review of open matters. The gain recorded during the first quarter is included in discontinued operations in the caption "Estimated gain on disposition, including income tax benefit."

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2009	March 31, 2010
Revolving credit facility	$—	$—
Other debt	250	—
Notes to former owners	7,358	7,358

Total debt	7,608	7,358
Less—current portion	(1,167)	(2,316)

Total long-term portion of debt	$6,441	$5,042

  Revolving Credit Facility

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2010, we had no outstanding borrowings, $33.9 million in letters of credit outstanding, and $66.1 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.50% as of March 31, 2010. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of March 31, 2010 was 0.12.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of March 31, 2010 was 10.61.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's debt-to-Credit Facility Adjusted EBITDA covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all the financial covenants as of March 31, 2010.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $7.4 million as of March 31, 2010, of which $2.3 million is current as of March 31, 2010 and bear interest, payable annually, at a weighted average interest rate of 4.9%.

7. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

7. Commitments and Contingencies (Continued)

material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.5 million as of March 31, 2010 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services." The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table summarizes the backcharge activity during the three months ended March 31, 2010 (in thousands):

Balance at December 31, 2009	$6,489
Additions	—
Utilization	—

Balance at March 31, 2010	$6,489

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

March 31, 2010

(Unaudited)

7. Commitments and Contingencies (Continued)

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

        Employer's Liability—For employer's liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as general liability and auto liability noted below).

        General Liability—For general liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as employer's liability and auto liability noted below).

        Auto Liability—For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have a several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as employer's liability and general liability noted above).

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

(Unaudited)

8. Stockholders' Equity (Continued)

        There were approximately 0.6 million and 0.4 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2009 and 2010, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2010
Common shares outstanding, end of period(a)	38,186	37,504
Effect of using weighted average common shares outstanding	93	29

Shares used in computing earnings per share—basic	38,279	37,533
Effect of shares issuable under stock option plans based on the treasury stock method	406	286
Effect of contingently issuable restricted stock	2	—

Shares used in computing earnings per share—diluted	38,687	37,819

(a)
Excludes 0.5 million and 0.5 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2009 and 2010, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2009, the Board approved extensions of the program to cover an additional 3.9 million shares. During the first quarter of 2010, the Board approved an extension of the program to cover an additional 0.7 million shares. Since the inception of the repurchase program, the Board has approved 5.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.2 million shares during the three months ended March 31, 2010, at an average price of $11.76 per share. Since the inception of the program in 2007, we have repurchased a cumulative total of 4.6 million shares as of March 31, 2010, at an average price of $11.17 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

  Nature and Economics of Our Business

        Approximately 83% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        As of March 31, 2010, we had 4,252 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $365,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of March 31, 2010, we had seven projects in process with a contract price of between $15 and $30 million, 13 projects between $10 million and $15 million, 41 projects between $5 million and $10 million, and 209 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,086.8 million of aggregate contract value as of March 31, 2010, or approximately 70%, out of a total contract value for all projects in progress of $1,550.3 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 17% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years and are cancelable on 30 to 60 days notice.

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

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2010 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Percentage of Completion Method of Accounting

        Approximately 83% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure such costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontract labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project cost consists of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the carrying value of a given business unit is less than its fair value. If other business units have had increases in their fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We have 40 reporting units of which 27 reporting units have a goodwill balance. These reporting units are tested for impairment by comparing each unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

        We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

Results of Operations (in thousands):

	Three Months Ended March 31,
	2009	%	2010	%
Revenues	$280,274	100.0%	$236,475	100.0%
Cost of services	225,121	80.3%	196,967	83.3%

Gross profit	55,153	19.7%	39,508	16.7%
Selling, general and administrative expenses	43,186	15.4%	37,409	15.8%
Gain on sale of assets	(2)	—	(5)	—

Operating income	11,969	4.3%	2,104	0.9%
Interest income	227	0.1%	64	—
Interest expense	(337)	(0.1)%	(285)	(0.1)%
Other income	(7)	—	12	—

Income before income taxes	11,852	4.2%	1,895	0.8%
Income tax expense	4,730		730

Income from continuing operations	7,122	2.5%	1,165	0.5%
Discontinued operations—
Operating results, net of tax	(180)		—
Estimated gain on disposition, including tax	—		762

Net income	$6,942		$1,927

        Revenues—Revenues decreased $43.8 million, or 15.6% to $236.5 million for the first quarter of 2010 compared to the same period in 2009. Approximately 18.9% of the decrease in revenues related to the same store activity offset by 3.3% increase from 2009 acquisitions. The same store revenue decrease stemmed from reduced activity in the nonresidential markets throughout the United States primarily in the education sector (approximately $17.3 million) as well as continued decreases in the multi-family sector (approximately $16.6 million). We have seen decreased activity, primarily in our Central Arizona, Washington, D.C. and Virginia operations, resulting from a significant decrease in these markets resulting in limited new projects.

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

        Backlog as of March 31, 2010 was $524.7 million, a 4.6% decrease from December 31, 2009 backlog of $550.2 million, and a 26.8% decrease from the March 31, 2009 backlog of $716.6 million. On a same store basis, backlog decreased 29.8% from March 31, 2009. The sequential decrease was primarily related to our New Hampshire, Virginia, and Delaware operations. These decreases were partially offset by increased job bookings at our Central Florida operation. The year-over-year decrease is primarily related to decreases at our Washington D.C., Colorado, Arkansas and Florida Gulf Coast operations due to the close out of several jobs and a decline in market activity.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2009. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to decrease over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

        Gross Profit—Gross profit decreased $15.6 million, or 28.4%, to $39.5 million for the first quarter of 2010 as compared to the same period in 2009. As a percentage of revenues, gross profit decreased from 19.7% in 2009 to 16.7% in 2010. The decrease in gross profit percentage resulted primarily from lower profitability at our Central Florida operation (approximately $2.4 million) and job underperformance at our Delaware operation (approximately $1.1 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $5.8 million, or 13.4% for the first quarter of 2010 as compared to the same period in 2009. On a same store basis, SG&A decreased $6.7 million, or 15.5%. The same store decrease was primarily related to overhead reductions and lower compensation accruals due to lower profitability during the first quarter of 2010 as compared to the first quarter of 2009. As a percentage of revenues, SG&A increased from 15.4% in 2009 to 15.8% in 2010 due to a lower revenue base.

        Income Tax Expense—Our year to date effective tax rate for 2010 was 38.5%, as compared to 39.9% in 2009. The decrease in the effective tax rate for 2010 is primarily due to a change in expected tax expense in certain jurisdictions during 2009. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2010 will be between 38% and 40%.

        Outlook—We expect that developing weakness in the underlying environment for nonresidential activity will affect 2010 activity levels in our industry compared to recent years. Our backlog while still at solid levels by historical standards has been declining. Our primary emphasis for 2010 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weakening economic conditions for our industry, we expect continued profitability during 2010, but we expect lower profitability than we achieved in 2009 as industry conditions continue to weaken.

Liquidity and Capital Resources:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,933)	$(11,461)
Investing activities	$(435)	$(2,554)
Financing activities	$(4,498)	$(4,065)
Free cash flow:
Cash used in operating activities	$(3,933)	$(11,461)
Purchases of property and equipment	(1,772)	(1,222)
Proceeds from sales of property and equipment	75	103

Free cash flow	$(5,630)	$(12,580)

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

        For the three months ended March 31, 2010, we had negative free cash flow of $12.6 million as compared to negative free cash flow of $5.6 million in 2009. This decrease is primarily due to lower profitability.

  Marketable Securities

        As of March 31, 2010, our marketable securities consisted of $4.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of $0.1 million, to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to June 2032) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. An additional $1.0 million will be sold at face value during the second quarter of 2010; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet.

  Share Repurchase Program

        In March 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2009, the Board approved extensions of the program to cover an additional 3.9 million shares. During the first quarter of 2010, the Board approved an extension of the program to cover an additional 0.7 million shares. Since the inception of the repurchase program, the Board has approved 5.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.2 million shares during the three months ended March 31, 2010, at an average price of $11.76 per share. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.6 million shares as of March 31, 2010, at an average price of $11.17 per share.

        Credit Facility—We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in February 2012 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2010, we had no outstanding borrowings, $33.9 million in letters of credit outstanding, and $66.1 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement cost, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.50% as of March 31, 2010. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of March 31, 2010 was 0.12.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of March 31, 2010 was 10.61.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, or $50.0 million in the aggregate. However, these limitations only apply when the Leverage Ratio is greater than 1.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's debt-to-Credit Facility Adjusted EBITDA covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all the financial covenants as of March 31, 2010.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies These notes had an outstanding balance of $7.4 million, of which $2.3 million is current as of March 31, 2010. These notes bear interest, payable annually, at a weighted average interest rate of 4.9%.

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

        The following recaps the future maturities of our contractual obligations as of March 31, 2010 (in thousands):

	Twelve Months Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Notes to former owners	$2,316	$3,392	$1,350	$300	$—	$—	$7,358
Interest payable	316	258	51	9	—	—	634
Operating lease obligations	10,170	8,578	7,426	5,457	3,505	6,654	41,790

Total	$12,802	$12,228	$8,827	$5,766	$3,505	$6,654	$49,782

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of March 31, 2010, we have $33.9 million letter of credit commitments, of which $33.5 million will expire in 2010 and $0.4 million will expire in 2011. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2010, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last eleven calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and we continue to have substantial uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Recent Accounting Pronouncements

        In the first quarter of 2010, certain disclosure provisions of the FASB Accounting Standards Update 2010-06 became effective for the Company. This standard clarified existing fair value requirements under the FASB ASC's Fair Value Measurements and Disclosures Topic 820, including the level of disaggregation required for fair value disclosures and disclosure of the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2010:

	Twelve Months Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Fair Value
Fixed Rate Debt	$2,316	$3,392	$1,350	$300	$—	$—	$7,358
Average Interest Rate	5.9%	4.8%	3.8%	3.0%	—	—	4.9%

        As of March 31, 2010, our marketable securities consisted of $4.7 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, the liquidity of our auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. As a result of the temporary declines in fair value for our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $0.3 million, net of tax of $0.1 million to accumulated other comprehensive income (loss). Our analysis of the fair values of these securities considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

        As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate and if we determine that any future valuation adjustment was other than temporary, we may be required to record an impairment charge on these investments. Because the tax exempt interest rates on these bonds are relatively attractive, we believe that we may be able to liquidate our investment without significant loss in the foreseeable future; however, it could take until the final maturity of the underlying notes (up to June 2032) to be repaid. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2010, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2009, the Board approved extensions of the program to cover an additional 3.9 million shares. During the first quarter of 2010, the Board approved an extension of the program to cover an additional 0.7 million shares. Since the inception of the repurchase program, the Board has approved 5.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.2 million shares during the three months ended March 31, 2010, at an average price of $11.76 per share. Since the inception of the program, we have repurchased a cumulative total of 4.6 million shares as of March 31, 2010, at an average price of $11.17 per share.

        During the quarter ended March 31, 2010, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	39,100	$12.55	4,451,209	424,000
February 1—February 28	134,328	$11.52	4,585,537	289,872
March 1—March 31	15,000	$11.76	4,600,537	1,022,750

	188,428	$11.76	4,600,537	1,022,750

        Under our restricted share plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding. During the quarter ended March 31, 2010, there were no withholdings of common shares to satisfy these tax withholding obligations.

Item 6.    Exhibits

        (a)   Exhibits.

10.1	Summary of 2010 Incentive Compensation Plan.
10.2	Form of Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 30, 2010).
10.3	Amended Form of Restricted Stock Award Agreement dated March 26, 2008.
10.4	Amended Form of Restricted Stock Award Agreement dated March 26, 2009.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
May 4, 2010	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
May 4, 2010	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
May 4, 2010	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer