Form 10-Q
period 2010-06-30
COMFORT SYSTEMS USA INC
filed 2010-08-03
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        The number of shares outstanding of the issuer's common stock, as of July 30, 2010 was 37,931,235.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,850	$107,602
Accounts receivable, less allowance for doubtful accounts of $7,253 and $6,185, respectively	203,353	208,183
Other receivables	5,801	4,325
Income tax receivable	20,075	17,451
Inventories	9,817	9,290
Prepaid expenses and other	25,827	23,960
Costs and estimated earnings in excess of billings	20,432	22,098

Total current assets	413,155	392,909
PROPERTY, PLANT AND EQUIPMENT, NET	34,671	31,897
GOODWILL	100,194	98,759
IDENTIFIABLE INTANGIBLE ASSETS, NET	19,380	18,412
MARKETABLE SECURITIES	4,721	3,777
OTHER NONCURRENT ASSETS	2,827	2,733

Total assets	$574,948	$548,487

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250	$—
Current maturities of notes to former owners	917	2,316
Accounts payable	83,848	78,038
Accrued compensation and benefits	38,043	30,844
Billings in excess of costs and estimated earnings	66,343	60,033
Accrued self-insurance expense	26,881	27,081
Other current liabilities	32,748	31,124

Total current liabilities	249,030	229,436
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	—
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	6,441	4,375
DEFERRED INCOME TAX LIABILITIES	9,603	6,348
OTHER LONG-TERM LIABILITIES	3,890	3,801

Total liabilities	268,964	243,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,129,460 and 3,192,116 shares, respectively	(33,810)	(34,399)
Additional paid-in capital	326,103	325,397
Accumulated other comprehensive income (loss)	(181)	(145)
Retained earnings (deficit)	13,461	13,263

Total stockholders' equity	305,984	304,527

Total liabilities and stockholders' equity	$574,948	$548,487

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
REVENUES	$300,349	$249,588	$580,623	$486,063
COST OF SERVICES	242,028	207,623	467,149	404,590

Gross profit	58,321	41,965	113,474	81,473
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,276	35,611	84,462	73,020
GOODWILL IMPAIRMENT	—	4,446	—	4,446
(GAIN) LOSS ON SALE OF ASSETS	5	(468)	3	(473)

Operating income	17,040	2,376	29,009	4,480
OTHER INCOME (EXPENSE):
Interest income	148	80	375	144
Interest expense	(308)	(289)	(645)	(574)
Other	9	(6)	2	6

Other income (expense)	(151)	(215)	(268)	(424)

INCOME BEFORE INCOME TAXES	16,889	2,161	28,741	4,056
INCOME TAX EXPENSE	6,491	515	11,221	1,245

INCOME FROM CONTINUING OPERATIONS	10,398	1,646	17,520	2,811
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $60, $—, $133 and $—	(207)	—	(387)	—
Estimated gain (loss) on disposition, including income tax benefit of $—, $—, $— and $29	(93)	—	(93)	762

NET INCOME	$10,098	$1,646	$17,040	$3,573

INCOME PER SHARE:
Basic—
Income from continuing operations	$0.27	$0.04	$0.46	$0.08
Discontinued operations—
Loss from operations	(0.01)	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	—	0.02

Net income	$0.26	$0.04	$0.45	$0.10

Diluted—
Income from continuing operations	$0.27	$0.04	$0.45	$0.07
Discontinued operations—
Loss from operations	(0.01)	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	—	0.02

Net income	$0.26	$0.04	$0.44	$0.09

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	38,136	37,598	38,207	37,566

Diluted	38,533	37,848	38,610	37,834

DIVIDENDS PER SHARE	$0.045	$0.050	$0.090	$0.100

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008		41,123,365	$411	(2,453,245)	$(27,069)	$328,621	$(326)	$(15,166)	$286,471
Comprehensive Income:
Net income	$34,182	—	—	—	—	—	—	34,182	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—	—	—	145	—	145

Comprehensive Income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700	3,815	(1,626)	—	—	2,189
Issuance of restricted stock		—	—	241,857	2,652	(2,652)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)	(459)	—	—	—	(459)
Stock-based compensation expense		—	—	—	—	3,454	—	—	3,454
Forfeiture of unvested restricted stock		—	—	(15,193)	(165)	165	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	(124)	—	—	(124)
Dividends		—	—	—	—	(1,735)	—	(5,555)	(7,290)
Share repurchase		—	—	(1,211,800)	(12,584)	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	411	(3,129,460)	(33,810)	326,103	(181)	13,461	305,984
Comprehensive Income:
Net income (unaudited)	$3,573	—	—	—	—	—	—	3,573	3,573
Realized gain on marketable securities, reclassified into earnings, net of tax (unaudited)	36	—	—	—	—	—	36	—	36

Comprehensive Income (unaudited)	$3,609

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	84,959	918	(373)	—	—	545
Issuance of restricted stock (unaudited)		—	—	225,122	2,755	(2,505)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(50,340)	(609)	—	—	—	(609)
Stock-based compensation expense (unaudited)		—	—	—	—	2,074	—	—	2,074
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	108	—	—	108
Dividends (unaudited)		—	—	—	—	—	—	(3,771)	(3,771)
Other (unaudited)		—	—	—	—	(10)	—	—	(10)
Share repurchase (unaudited)		—	—	(322,397)	(3,653)	—	—	—	(3,653)

BALANCE AT JUNE 30, 2010 (unaudited)		41,123,365	$411	(3,192,116)	$(34,399)	$325,397	$(145)	$13,263	$304,527

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,098	$1,646	$17,040	$3,573
Adjustments to reconcile net income to net cash used in operating activities—
Estimated loss (gain) on disposition of discontinued operations	93	—	93	(762)
Amortization of identifiable intangible assets	959	983	1,802	2,146
Depreciation expense	2,381	2,461	4,816	4,934
Goodwill impairment	—	4,446	—	4,446
Bad debt expense	1,722	180	2,110	123
Deferred tax (benefit) expense	(1,793)	(1,825)	(2,047)	(3,266)
Amortization of debt financing costs	27	27	54	54
Loss (gain) on sale of assets	6	(468)	4	(473)
Stock-based compensation expense	778	923	2,062	2,074
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(11,935)	(1,940)	7,870	(1,669)
Inventories	401	(31)	1,131	532
Prepaid expenses and other current assets	(733)	1,475	(1,100)	2,329
Costs and estimated earnings in excess of billings	1,189	(2,508)	2,799	(1,621)
Other noncurrent assets	(60)	(598)	(34)	(332)
Increase (decrease) in—
Accounts payable and accrued liabilities	8,192	(67)	(18,865)	(16,290)
Billings in excess of costs and estimated earnings	12,173	(3,904)	2,735	(6,373)
Other long-term liabilities	386	(38)	(519)	(124)

Net cash provided by (used in) operating activities	23,884	762	19,951	(10,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,662)	(860)	(4,434)	(2,082)
Proceeds from sales of property and equipment	99	1,115	174	1,218
Proceeds from notes receivable	—	47	—	95
Proceeds from businesses sold	44	—	306	1,169
Sale of marketable securities	1,000	1,000	2,000	1,925
Cash paid for acquisitions, earnouts and intangible assets, net of cash acquired	(3,849)	—	(3,849)	(3,577)

Net cash provided by (used in) investing activities	(5,368)	1,302	(5,803)	(1,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(667)	(667)	(1,709)	(917)
Payments of dividends to shareholders	(1,718)	(1,889)	(3,453)	(3,771)
Share repurchase program and shares received in lieu of tax withholding	(4,211)	(2,046)	(6,191)	(4,262)
Excess tax benefit of stock-based compensation	72	279	154	432
Proceeds from exercise of options	274	91	451	221

Net cash used in financing activities	(6,250)	(4,232)	(10,748)	(8,297)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,266	(2,168)	3,400	(20,248)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	108,149	109,770	117,015	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$120,415	$107,602	$120,415	$107,602

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets, and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 47% of our consolidated 2010 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 53% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2010 revenues: HVAC 77%, plumbing 14%, building automation control systems 5%, and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Cash paid (in thousands) for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Interest	$270	$240	$539	$412
Income taxes for continuing operations	11,010	827	12,717	1,653
Income taxes for discontinued operations	38	—	38	—

Total	$11,318	$1,067	$13,294	$2,065

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation each quarter. Estimations of required valuation allowances include estimates of future taxable income. The ultimate realization of deferred tax assets is

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

dependent upon the generation of future taxable income during the periods in which the activity underlying these assets becomes deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income is less than the estimates, we may not realize all or a portion of the recorded deferred tax assets.

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

        Our year to date effective tax rate for 2010 was 30.7%, as compared to 39.0% in 2009. The decrease in the effective tax rate for 2010 is primarily due to the release of certain valuation allowances during the second quarter of 2010.

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

June 30, 2010

(Unaudited)

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

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The assets measured at fair value on a recurring basis as of June 30, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,602	$107,602	$—	$—
Auction rate securities	$3,777	$—	$—	$3,777

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of June 30, 2010, our marketable securities consisted of $3.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032), but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. We sold $0.9 million of these auction rate securities during the first quarter of 2010, and $1.0 million during the second quarter of 2010, at face value. The remaining $3.8 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

3. Fair Value Measurements (Continued)

        In association with our estimate of fair value as of June 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        We measure certain assets, including our goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Such fair value calculations are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. During the six months ended June 30, 2010, we recorded a goodwill impairment charge of $4.4 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed one acquisition in the first quarter of 2010 which was not material. Additional contingent purchase price ("earn-out") has been and will be paid if certain acquisitions achieve predetermined profitability targets. There were no acquisitions during the first half of 2009. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax loss of $0.4 million for the six months ended June 30, 2009 has been reported in discontinued operations under "Operating loss, net of income tax benefit." During the first quarter of 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances related to this discontinued operation.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of this discontinued operation. No interest expense was allocated to this discontinued operation.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

5. Discontinued Operations (Continued)

        Revenues and pre-tax loss related to this company in 2009 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$779	$—	$1,795	$—
Pre-tax loss	$(267)	$—	$(520)	$—

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. During the first quarter of 2010, in connection with the final escrow release, we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) based upon a further review of open matters. The gain recorded during the first quarter is included in discontinued operations in the caption "Estimated gain (loss) on disposition, including income tax benefit."

6. Goodwill and Identifiable Intangible Assets, net

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2009	June 30, 2010
Balance at beginning of year	$90,940	$100,194
Additions	9,254	3,011
Impairment adjustment	—	(4,446)

Balance at end of year	$100,194	$98,759

        We recorded a goodwill impairment charge of $4.4 million ($2.7 million after tax, or $0.07 per diluted share) during the second quarter of 2010. This impairment charge resulted from our estimation that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance. Impairment must be reflected when the fair value of a given business unit in excess of the fair value of its identifiable net assets falls below the

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, net (Continued)

goodwill asset balance carried for that unit on our books. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2009		June 30, 2010
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2 - 8	$10,943	$(2,196)	$11,535	$(3,137)
Backlog	1 - 2	4,150	(3,304)	4,160	(3,690)
Noncompete agreements	2 - 7	2,960	(1,046)	3,320	(1,372)
Tradenames	2 - 10, Indefinite	9,240	(1,367)	9,470	(1,874)

Total		$27,293	$(7,913)	$28,485	$(10,073)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2009	June 30, 2010
Revolving credit facility	$—	$—
Other debt	250	—
Notes to former owners	7,358	6,691

Total debt	7,608	6,691
Less—current portion	(1,167)	(2,316)

Total long-term portion of debt	$6,441	$4,375

  Revolving Credit Facility

        We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit and is secured by the capital stock of our current and future subsidiaries. The Facility was scheduled to expire in February 2012. On July 16, 2010, we entered into a new senior credit facility arrangement and increased the amount to $125 million and extended the term to July 2014. See Note 10 "Subsequent Events" for additional information. As of June 30, 2010, we had no outstanding borrowings, $33.9 million in letters of credit outstanding, and $66.1 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.60% as of June 30, 2010. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

7. Long-Term Debt Obligations (Continued)

from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2010 was 0.13.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of June 30, 2010 was 10.36.

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

        We are in compliance with all the financial covenants as of June 30, 2010.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $6.7 million as of June 30, 2010, of which $2.3 million is current as of June 30, 2010 and bear interest, payable annually, at a weighted average interest rate of 4.8%.

8. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

8. Commitments and Contingencies (Continued)

cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.5 million as of June 30, 2010 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services". The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following summarizes the backcharge activity during the six months ended June 30, 2010 (in thousands):

Balance at December 31, 2009	$6,489
Additions	—
Utilization	—

Balance at June 30, 2010	$6,489

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

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

8. Commitments and Contingencies (Continued)

ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

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

June 30, 2010

(Unaudited)

9. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        There were approximately 0.6 million and 0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended June 30, 2009 and 2010, respectively. There were approximately 0.6 million and 0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the six months ended June 30, 2009 and 2010, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Common shares outstanding, end of period(a)	38,006	37,565	38,006	37,565
Effect of using weighted average common shares outstanding	130	33	201	1

Shares used in computing earnings per share—basic	38,136	37,598	38,207	37,566
Effect of shares issuable under stock option plans based on the treasury stock method	383	250	395	268
Effect of contingently issuable restricted stock	14	—	8	—

Shares used in computing earnings per share—diluted	38,533	37,848	38,610	37,834

(a)
Excludes 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2009 and 2010, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.3 million shares during the six months ended June 30, 2010, at an average price of $11.33 per share. Since the inception of the program in 2007, we have

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

(Unaudited)

9. Stockholders' Equity (Continued)

repurchased a cumulative total of 4.7 million shares as of June 30, 2010, at an average price of $11.16 per share.

10. Subsequent Events

        On July 16, 2010, we entered into a new senior credit facility arrangement (the "New Facility") provided by a syndicate of banks. The New Facility consists of a $125 million revolving credit facility, which is available for borrowings and letters of credit, and a maturity date in July 2014. As of August 1, 2010, the total of the New Facility was $125 million, with no outstanding borrowings, $33.9 million in letters of credit outstanding and $91.1 million of credit available. The New Facility has slightly higher interest rates and the financial covenants are substantially consistent with the previous facility. We will write-off approximately $0.2 million in the third quarter of 2010 related to the unamortized debt costs associated with the previous facility.

        On July 28, 2010, we acquired ColonialWebb Contractors Company ("ColonialWebb"). ColonialWebb is headquartered in Richmond, Virginia and had 2009 revenues of approximately $218.7 million and pre-tax income of approximately $23.0 million. The purchase price was approximately $81.3 million, which consisted of $57.1 million in cash and $24.2 million in notes. Further, the final purchase price will be adjusted pursuant to a working capital adjustment and four-year earn-out period.

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

        As of June 30, 2010, we had 4,436 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $335,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of June 30, 2010, we had seven projects in process with a contract price of between $15 and $30 million, 14 projects between $10 million and $15 million, 37 projects between $5 million and $10 million, and 202 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,050.8 million of aggregate contract value as of June 30, 2010, or approximately 71%, out of a total contract value for all projects in progress of $1,484.5 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility was scheduled to expire in February 2012. On July 16, 2010, we entered into a new senior credit facility arrangement and increased the amount to $125 million and extended the term to July 2014. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last eleven calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess our goodwill asset amounts for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. Impairment must be reflected when the fair value of a given business unit in excess of the fair value of its identifiable net assets falls below the goodwill asset balance carried for that unit on our books. If other business units have had increases in their fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

Results of Operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2010	%	2009	%	2010	%
Revenues	$300,349	100.0%	$249,588	100.0%	$580,623	100.0%	$486,063	100.0%
Cost of services	242,028	80.6%	207,623	83.2%	467,149	80.5%	404,590	83.2%

Gross profit	58,321	19.4%	41,965	16.8%	113,474	19.5%	81,473	16.8%
Selling, general and administrative expenses	41,276	13.7%	35,611	14.3%	84,462	14.5%	73,020	15.0%
Goodwill impairment	—	—	4,446	1.8%	—	—	4,446	0.9%
(Gain) loss on sale of assets	5	—	(468)	(0.2)%	3	—	(473)	(0.1)%

Operating income	17,040	5.7%	2,376	1.0%	29,009	5.0%	4,480	0.9%
Interest income	148	—	80	—	375	0.1%	144	—
Interest expense	(308)	(0.1)%	(289)	(0.1)%	(645)	(0.1)%	(574)	(0.1)%
Other income	9	—	(6)	—	2	—	6	—

Income before income taxes	16,889	5.6%	2,161	0.9%	28,741	5.0%	4,056	0.8%
Income tax expense	6,491		515		11,221		1,245

Income from continuing operations	10,398	3.5%	1,646	0.7%	17,520	3.0%	2,811	0.6%
Discontinued operations—Operating results, net of tax	(207)		—		(387)		—
Estimated gain (loss) on disposition, including tax	(93)		—		(93)		762

Net income	$10,098		1,646		17,040		3,573

        Revenues—Revenues decreased $50.8 million, or 16.9% to $249.6 million for the second quarter of 2010 compared to the same period in 2009. Approximately 19.3% of the decrease in revenues related to the same store activity offset by 2.4% increase from 2009 acquisitions. The same store revenue decrease stemmed from reduced activity in the nonresidential markets throughout the United States primarily in the education sector (approximately $29.8 million) as well as continued decreases in the multi-family sector (approximately $18.3 million). We have seen decreased activity, primarily in our Delaware and Maryland operations, resulting from a significant decrease in these markets resulting in limited new projects.

        Revenues for the first six months of 2010 decreased $94.6 million, or 16.3%, to $486.1 million as compared to the same period in 2009. Approximately 19.1% of the decrease in revenues related to same store activity offset by 2.8% increase from 2009 acquisitions. The same store decrease stemmed primarily from decreased activity in the nonresidential markets throughout the United States especially in the education sector (approximately $47.2 million) and in the multi-family sector (approximately $34.9 million). We have seen decreased activity, mainly in our Delaware and Maryland operations resulting from the closeout of several large projects as well as a decline in market activity in both markets.

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

        Backlog as of June 30, 2010 was $506.5 million, a 3.5% decrease from March 31, 2010 backlog of $524.7 million, and a 20.8% decrease from the June 30, 2009 backlog of $639.8 million. On a same store basis, backlog decreased 23.6% from June 30, 2009. The sequential decrease was primarily related to our California and Virginia operations. These decreases were partially offset by increased job bookings at our Arkansas and Iowa operations. The year-over-year decrease is primarily related to decreases at our Colorado, Florida Panhandle, Maryland and Wisconsin operations due to the close out of several jobs and a decline in market activity.

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

        Gross Profit—Gross profit decreased $16.4 million, or 28.0%, to $42.0 million for the second quarter of 2010 as compared to the same period in 2009. As a percentage of revenues, gross profit decreased from 19.4% in 2009 to 16.8% in 2010. The quarter over quarter decrease in gross profit percentage resulted primarily from job underperformance at our Alabama operation (approximately $1.3 million) and at one of our Maryland operations (approximately $1.5 million). We also had write downs on two jobs that are substantially complete at our Delaware operation (approximately $1.7 million).

        Gross profit for the first six months of 2010 decreased $32.0 million, or 28.2% to $81.5 million, as compared to the same period in 2009. As a percentage of revenues, gross profit decreased from 19.5% in 2009 to 16.8% in 2010. The year-over-year decrease in gross profit percentage for the first six months of 2010 resulted primarily from lower profitability at our Central Florida operation (approximately $3.1 million), as well as write downs on two jobs that are substantially complete at our Delaware operation (approximately $2.9 million) and job underperformance at one of our Maryland operations (approximately $1.5 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $5.7 million, or 13.7% for the second quarter of 2010 as compared to the same period in 2009. On a same store basis, SG&A decreased $6.4 million, or 15.5%. The same store decrease was primarily related to lower bad debt expense, overhead reductions and lower compensation accruals due to lower profitability during the second quarter of 2010 as compared to the same period in 2009. As a percentage of revenues, SG&A increased from 13.7% in 2009 to 14.3% in 2010 due to a lower revenue base.

        SG&A decreased $11.4 million, or 13.5%, to $73.0 million for the first six months ended June 30, 2010 as compared to the same period in 2009. On a same store basis, SG&A decreased $12.8 million, or 15.2%. Approximately $5.8 million of the decrease is due to overhead reductions, lower compensation accruals and lower bad debt expense. As a percentage of revenues, SG&A increased from 14.5% for the first six months of 2009 to 15.0% for the first six months of 2010 due to a lower revenue base.

        Goodwill Impairment—We recorded a goodwill impairment charge of $4.4 million ($2.7 million after tax, or $0.07 per diluted share) during the second quarter of 2010. This impairment charge resulted from our estimation that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance. Impairment must be reflected when the fair value of a given business unit in excess of the fair value of its identifiable net assets falls below the goodwill asset balance carried for that unit on our books.

        Income Tax Expense—Our year to date effective tax rate for 2010 was 30.7%, as compared to 39.0% in 2009. The decrease in the effective tax rate for 2010 is primarily due to the release of certain valuation allowances during the second quarter of 2010. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2010 will be between 37% and 40%.

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

Liquidity and Capital Resources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$23,884	$762	$19,951	$(10,699)
Investing activities	(5,368)	1,302	(5,803)	(1,252)
Financing activities	(6,250)	(4,232)	(10,748)	(8,297)

Net increase (decrease) in cash and cash equivalents	$12,266	$(2,168)	$3,400	$(20,248)

Free cash flow:
Cash used in operating activities	$23,884	$762	$19,951	$(10,699)
Purchases of property and equipment	(2,662)	(860)	(4,434)	(2,082)
Proceeds from sales of property and equipment	99	1,115	174	1,218

Free cash flow	$21,321	$1,017	$15,691	$(11,563)

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

        For the three months ended June 30, 2010, we had free cash flow of $1.0 million as compared to free cash flow of $21.3 million in 2009. For the six months ended June 30, 2010, we had a negative free cash flow of $11.6 million as compared to free cash flow of $15.7 million for the first six months of 2009. This decrease is primarily due to lower profitability.

  Marketable Securities

        As of June 30, 2010, our marketable securities consisted of $3.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

        In association with our estimate of fair value as of June 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss), If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.3 million shares during the six months ended June 30, 2010, at an average price of $11.33 per share. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.7 million shares as of June 30, 2010, at an average price of $11.16 per share.

        Credit Facility—We have a $100.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit and is secured by the capital stock of our current and future subsidiaries. The Facility was scheduled to expire in February 2012. On July 16, 2010, we entered into a new senior credit facility arrangement and increased the amount to $125 million and extended the term to July 2014. See Note 10 "Subsequent Events" for additional information. As of June 30, 2010, we had no outstanding borrowings, $33.9 million in letters of credit outstanding, and $66.1 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility; these rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Excluding the amortization of debt financing and arrangement cost, we estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.60% as of June 30, 2010. Commitment fees are payable on the portion of the capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.30% per annum, based on the ratio of debt to Credit Facility Adjusted EBITDA.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our total indebtedness less cash and cash equivalents to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2010 was 0.13.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments be at least 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The calculation of the fixed charge coverage ratio excludes acquisitions, stock repurchases and the payment of cash dividends, at any time that the Leverage Ratio does not exceed 1.0. The fixed charge coverage ratio as of June 30, 2010 was 10.36.

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

        We are in compliance with all the financial covenants as of June 30, 2010.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $6.7 million, of which $2.3 million is current as of June 30, 2010. These notes bear interest, payable annually, at a weighted average interest rate of 4.8%.

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

        The following recaps the future maturities of our contractual obligations as of June 30, 2010 (in thousands):

	Twelve Months Ended June 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Notes to former owners	$2,316	$2,725	$1,350	$300	$—	$—	$6,691
Interest payable	252	208	40	9	—	—	509
Operating lease obligations	9,188	8,115	6,966	4,945	2,972	5,613	37,799

Total	$11,756	$11,048	$8,356	$5,254	$2,972	$5,613	$44,999

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of June 30, 2010, we have $33.9 million letter of credit commitments, of which $33.5 million will expire in 2010 and $0.4 million will expire in 2011. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2010, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2010:

	Twelve Months Ended June 30,
	2011	2012	2013	2014	2015	Thereafter	Fair Value
Fixed Rate Debt	$2,316	$2,725	$1,350	$300	$—	$—	$6,691
Average Interest Rate	5.9%	4.5%	3.8%	3.0%	—	—	4.8%

        As of June 30, 2010, our marketable securities consisted of $3.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

        In association with our estimate of fair value as of June 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss), If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

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

        We measure certain assets, including our goodwill and intangible assets, at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Such fair value calculations are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. During the six months ended June 30, 2010, we recorded a goodwill impairment charge of $4.4 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.3 million shares during the six months ended June 30, 2010, at an average price of $11.33 per share. Since the inception of the program, we have repurchased a cumulative total of 4.7 million shares as of June 30, 2010, at an average price of $11.16 per share.

        During the quarter ended June 30, 2010, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	4,600,537	1,022,750
May 1 - May 31	87,800	$10.88	4,688,337	934,950
June 1 - June 30	46,169	$10.45	4,734,506	888,781

	133,969	$10.73	4,734,506	888,781

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

        During the quarter ended June 30, 2010, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1 - April 30	31,326	$12.55
May 1 - May 31	19,014	$11.38
June 1 - June 30	—	—

	50,340	$12.11

Item 6.    Exhibits

        (a)   Exhibits.

31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
August 2, 2010	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
August 2, 2010	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
August 2, 2010	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer