Form 10-Q
period 2010-09-30
COMFORT SYSTEMS USA INC
filed 2010-11-03
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

         The number of shares outstanding of the issuer's common stock, as of October 29, 2010 was 37,865,589.

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2009	September 30, 2010
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,850	$44,661
Accounts receivable, less allowance for doubtful accounts of $7,253 and $6,540, respectively	203,353	264,330
Other receivables	5,801	7,028
Income tax receivable	20,075	13,658
Inventories	9,817	9,637
Prepaid expenses and other	25,827	34,197
Costs and estimated earnings in excess of billings	20,432	26,379

Total current assets	413,155	399,890
PROPERTY AND EQUIPMENT, NET	34,671	44,158
GOODWILL	100,194	148,518
IDENTIFIABLE INTANGIBLE ASSETS, NET	19,380	41,549
MARKETABLE SECURITIES	4,721	2,833
OTHER NONCURRENT ASSETS	2,827	4,285

Total assets	$574,948	$641,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250	$300
Current maturities of notes to former owners	917	1,117
Accounts payable	83,848	94,522
Accrued compensation and benefits	38,043	41,134
Billings in excess of costs and estimated earnings	66,343	73,118
Accrued self-insurance expense	26,881	31,188
Other current liabilities	32,748	32,926

Total current liabilities	249,030	274,305
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	6,441	27,200
DEFERRED INCOME TAX LIABILITIES	9,603	17,223
OTHER LONG-TERM LIABILITIES	3,890	12,091

Total liabilities	268,964	333,519
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,129,460 and 3,266,851 shares, respectively	(33,810)	(35,200)
Additional paid-in capital	326,103	325,895
Accumulated other comprehensive income (loss)	(181)	(109)
Retained earnings (deficit)	13,461	16,717

Total stockholders' equity	305,984	307,714

Total liabilities and stockholders' equity	$574,948	$641,233

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
REVENUES	$291,591	$307,648	$872,214	$793,711
COST OF SERVICES	234,186	257,339	701,335	661,929

Gross profit	57,405	50,309	170,879	131,782
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,713	41,885	126,175	114,905
GOODWILL IMPAIRMENT	—	—	—	4,446
GAIN ON SALE OF ASSETS	(101)	(29)	(98)	(502)

Operating income	15,793	8,453	44,802	12,933
OTHER INCOME (EXPENSE):
Interest income	117	39	492	183
Interest expense	(301)	(832)	(946)	(1,406)
Other	3	669	5	675

Other income (expense)	(181)	(124)	(449)	(548)

INCOME BEFORE INCOME TAXES	15,612	8,329	44,353	12,385
INCOME TAX EXPENSE	6,072	2,919	17,293	4,164

INCOME FROM CONTINUING OPERATIONS	9,540	5,410	27,060	8,221
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $—, $—, $133 and $—	—	—	(387)	—
Estimated gain (loss) on disposition, net of income tax expense of $—, $195, $— and $166	—	(39)	(93)	723

NET INCOME	$9,540	$5,371	$26,580	$8,944

INCOME PER SHARE:
Basic—
Income from continuing operations	$0.25	$0.14	$0.71	$0.22
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	—	0.02

Net income	$0.25	$0.14	$0.70	$0.24

Diluted—
Income from continuing operations	$0.25	$0.14	$0.70	$0.22
Discontinued operations—
Loss from operations	—	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	—	0.02

Net income	$0.25	$0.14	$0.69	$0.24

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,995	37,560	38,135	37,564

Diluted	38,382	37,794	38,533	37,821

DIVIDENDS PER SHARE	$0.050	$0.050	$0.140	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008		41,123,365	$411	(2,453,245)	$(27,069)	$328,621	$(326)	$(15,166)	$286,471
Comprehensive Income:
Net income	$34,182	—	—	—	—	—	—	34,182	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—	—	—	145	—	145

Comprehensive Income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700	3,815	(1,626)	—	—	2,189
Issuance of restricted stock		—	—	241,857	2,652	(2,652)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)	(459)	—	—	—	(459)
Stock-based compensation expense		—	—	—	—	3,454	—	—	3,454
Forfeiture of unvested restricted stock		—	—	(15,193)	(165)	165	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	(124)	—	—	(124)
Dividends		—	—	—	—	(1,735)	—	(5,555)	(7,290)
Share repurchase		—	—	(1,211,800)	(12,584)	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	411	(3,129,460)	(33,810)	326,103	(181)	13,461	305,984
Comprehensive Income:
Net income (unaudited)	$8,944	—	—	—	—	—	—	8,944	8,944
Realized gain on marketable securities, reclassified into earnings, net of tax (unaudited)	72	—	—	—	—	—	72	—	72

Comprehensive Income (unaudited)	$9,016

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	90,459	978	(400)	—	—	578
Issuance of restricted stock (unaudited)		—	—	225,122	2,755	(2,505)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(50,561)	(619)	—	—	—	(619)
Stock-based compensation expense (unaudited)		—	—	—	—	2,591	—	—	2,591
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	106	—	—	106
Dividends (unaudited)		—	—	—	—	—	—	(5,688)	(5,688)
Share repurchase (unaudited)		—	—	(402,411)	(4,504)	—	—	—	(4,504)

BALANCE AT SEPTEMBER 30, 2010 (unaudited)		41,123,365	$411	(3,266,851)	$(35,200)	$325,895	$(109)	$16,717	$307,714

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,540	$5,371	$26,580	$8,944
Adjustments to reconcile net income to net cash used in operating activities—
Estimated loss (gain) on disposition of discontinued operations	—	39	93	(723)
Write-off of debt financing costs	—	181	—	181
Amortization of identifiable intangible assets	709	1,877	2,511	4,023
Depreciation expense	2,541	2,925	7,357	7,859
Goodwill impairment	—	—	—	4,446
Bad debt expense	467	578	2,577	701
Deferred tax benefit	(380)	(1,484)	(2,427)	(4,750)
Amortization of debt financing costs	27	48	81	102
Gain on sale of assets	(101)	(29)	(97)	(502)
Changes in the fair value of contingent earn-out obligation	—	(650)	—	(650)
Stock-based compensation expense	481	517	2,543	2,591
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	28,360	(19,814)	36,230	(21,483)
Inventories	767	230	1,898	762
Prepaid expenses and other current assets	(321)	(6,777)	(1,421)	(4,448)
Costs and estimated earnings in excess of billings	(1,052)	5,875	1,747	4,254
Other noncurrent assets	(1,803)	(747)	(1,837)	(1,079)
Increase (decrease) in—
Accounts payable and accrued liabilities	(5,790)	11,656	(24,655)	(4,634)
Billings in excess of costs and estimated earnings	(10,564)	3,385	(7,829)	(2,988)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	(7,056)	—	(7,056)
Other long-term liabilities	1,922	103	1,403	(21)

Net cash provided by (used in) operating activities	24,803	(3,772)	44,754	(14,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,986)	(2,021)	(6,420)	(4,103)
Proceeds from sales of property and equipment	326	11	500	1,229
Proceeds from notes receivable	—	47	—	142
Proceeds from businesses sold	278	156	584	1,325
Sale of marketable securities	1,000	1,000	3,000	2,925
Cash paid for acquisitions, earnouts and intangible assets, net of cash acquired	(1,056)	(38,358)	(4,905)	(41,935)

Net cash used in investing activities	(1,438)	(39,165)	(7,241)	(40,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(365)	(16,382)	(2,074)	(17,299)
Debt financing costs	—	(911)	—	(911)
Payments of dividends to shareholders	(1,912)	(1,881)	(5,365)	(5,652)
Share repurchase program and shares received in lieu of tax withholding	(2,652)	(861)	(8,843)	(5,123)
Excess tax benefit of stock-based compensation	439	15	593	447
Proceeds from exercise of options	573	16	1,024	237

Net cash used in financing activities	(3,917)	(20,004)	(14,665)	(28,301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,448	(62,941)	22,848	(83,189)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	120,415	107,602	117,015	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$139,863	$$44,661	$139,863	$44,661

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Cash paid (in thousands) for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Interest	$278	$308	$817	$720
Income taxes for continuing operations	9,886	655	22,609	2,308
Income taxes for discontinued operations	9	—	41	—

Total	$10,173	$963	$23,467	$3,028

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

September 30, 2010

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

        Our year to date effective tax rate for 2010 was 33.6% as compared to 39.0% in 2009. The decrease in the effective tax rate for 2010 is primarily due to the release of certain valuation allowances during the second quarter of 2010 and accrual-to-return differences.

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

September 30, 2010

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

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$44,661	$44,661	$—	$—
Auction rate securities	$2,833	$—	$—	$2,833
Contingent earn-out obligation	$8,390	$—	$—	$8,390

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of September 30, 2010, our marketable securities consisted of $2.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032), but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. We sold $0.9 million of these auction rate securities during the first quarter of 2010, $1.0 million during the second quarter of 2010 and $1.0 million during the third quarter of 2010, at face value. The remaining $2.8 million has been classified as a noncurrent asset on the consolidated balance sheet as we have the intent and ability to hold these securities until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.

        The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

3. Fair Value Measurements (Continued)

to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

        In association with our estimate of fair value as of September 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

        The valuation of the Company's contingent earn-out obligation is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligation is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

        The table below presents a reconciliation of the fair value of our liabilities that use significant unobservable inputs (Level 3).

Balance at December 31, 2009	$2,380
Issuances (See Note 4)	6,660
Gain included in other income (expense)	(650)

Balance at September 30, 2010	$8,390

        We measure certain assets, including our goodwill and intangible assets, at fair value on a nonrecurring basis. In addition, as discussed in Note 4, we acquired intangible assets as a result of the ColonialWebb acquisition. The estimated fair value of these long-lived assets was measured using Level 3 inputs. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2010, we recorded a goodwill impairment charge of $4.4 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Description of transaction

        On July 28, 2010, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of ColonialWebb Contractors Company ("ColonialWebb"). As a result of the acquisition, ColonialWebb is a wholly owned subsidiary of the Company. ColonialWebb operates as a comprehensive, single-source construction, service, manufacturing and refrigeration service firm

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

4. Acquisitions (Continued)

servicing the Mid-Atlantic region. ColonialWebb is headquartered in Richmond, Virginia with seven other locations, approximately 1,200 employees and a fleet of over 500 vehicles.

  Fair value

        The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid from available funds	$57,072
Cash paid for excess working capital	23,256
Receivable for working capital adjustment	(931)
Notes issued to former owners	24,200
Estimated fair value of contingent earn-out obligation	6,660

110,257
Less—Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	43,798
Receivables	33,186
Costs and estimated earnings in excess of billings	10,150
Other current assets	1,348
Property and equipment	13,288
Estimated identifiable intangible assets	24,750
Current maturities of long-term debt	(12,215)
Accounts payable and other current liabilities	(31,177)
Billings in excess of costs and estimated earnings	(9,700)
Long-term debt, net of current maturities	(4,593)
Effect of transaction on deferred income taxes	(7,857)
Other long-term liabilities	(458)

60,520

Goodwill	$49,737

        Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. ColonialWebb had $8.4 million of tax deductible goodwill from a previous transaction that has a carryover basis. There is no additional tax deductible goodwill recognized as a result of this transaction.

        In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

4. Acquisitions (Continued)

risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset and the resulting royalty payment is tax affected and discounted to present value. The non-compete agreement value was determined based on a discounted cash flow analysis comparing the present value of the cash flows with and without the asset. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 13%-19%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

        The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Amortization Life	Estimated Value
Backlog	Excess earnings	2 years	$580
Customer relationships	Excess earnings	15 years	13,900
Non-compete agreement	Discounted cash flow	5 years	170
Trade name	Relief-from-royalty	25 years	10,100

Total acquired intangible assets			$24,750

        The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a four year period and the range of estimated milestone payments is from $3 million to $14 million (undiscounted). We determined the initial fair value of the contingent earn-out obligation based on a probability weighted income approach. The resulting probability-weighted cash flows were discounted using a 5% discount rate, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, we will measure the contingent earn-out obligation at fair value each reporting period. Future changes in the estimated fair value of the contingent payments will be recognized immediately in earnings.

  Actual and Pro Forma Impact of the Acquisition

        The revenue and pre-tax income of ColonialWebb included in the Company's consolidated statements of operations since the acquisition date are as follows (in thousands):

From Acquisition Date through September 30, 2010
Revenue	$38,722
Pre-tax income	$220

        The following unaudited pro forma information presents the consolidated results of the Company and ColonialWebb for the three and nine months ended September 30, 2010 and 2009, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

4. Acquisitions (Continued)

a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

        The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue	$344,803	$326,154	$1,037,373	$904,531
Pre-tax income	$20,050	$8,935	$57,302	$18,649

  Other acquisitions

        We completed one acquisition in the first quarter of 2010 and one "tuck-in" acquisition in the third quarter of 2010, which were not material individually or in the aggregate. There were no acquisitions for the nine months ended September 30, 2009. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been and will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax loss of $0.4 million for the nine months ended September 30, 2009 has been reported in discontinued operations under "Operating loss, net of income tax benefit." During the first quarter of 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances related to this discontinued operation. During the third quarter of 2010, we recorded a gain of $0.2 million related to a settlement with the former owner of this company. This gain was offset by income tax expense of $0.2 million.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of this discontinued operation. No interest expense was allocated to this discontinued operation.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

5. Discontinued Operations (Continued)

        Revenues and pre-tax loss related to this company in 2009 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$—	$—	$1,795	$—
Pre-tax loss	$—	$—	$(520)	$—

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. During the first quarter of 2010, in connection with the final escrow release, we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) based upon a further review of open matters. The gain recorded during the first quarter is included in discontinued operations in the caption "Estimated gain (loss) on disposition, net of income tax expense."

6. Goodwill and Identifiable Intangible Assets, net

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2009	September 30, 2010
Balance at beginning of year	$90,940	$100,194
Additions	9,254	52,770
Impairment adjustment	—	(4,446)

Balance at end of period	$100,194	$148,518

        As discussed in Note 4, the ColonialWebb acquisition resulted in goodwill of approximately $49.7 million.

        We recorded a goodwill impairment charge of $4.4 million ($2.7 million after tax, or $0.07 per diluted share) during the second quarter of 2010. This impairment charge resulted from our estimation that the operating environment, conditions and performance at our operating location based in

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, net (Continued)

Delaware could no longer support the related goodwill balance. Impairment must be reflected when the value of a given business unit in excess of its identifiable assets and liabilities falls below the goodwill asset balance carried for that unit on our books. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2009		September 30, 2010
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2 - 15	$10,943	$(2,196)	$25,685	$(4,195)
Backlog	1 - 2	4,150	(3,304)	4,740	(3,952)
Noncompete agreements	2 - 7	2,960	(1,046)	3,490	(1,534)
Tradenames	2 - 25	9,240	(1,367)	19,570	(2,255)

Total		$27,293	$(7,913)	$53,485	$(11,936)

The tradename associated with an acquisition completed in prior years previously had an indefinite life. We determined that this asset had a finite life as a result of the ColonialWebb acquisition, since both companies are in similar geographical markets. The Company performed an impairment test on this asset as of the third quarter 2010 and did not incur a charge for impairment. This asset is now being amortized over its 20 year estimated useful life.

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31, 2009	September 30, 2010
Revolving credit facility	$—	$—
Other debt	250	3,000
Notes to former owners	7,358	28,317

Total debt	7,608	31,317
Less—current portion	(1,167)	(1,417)

Total long-term portion of debt	$6,441	$29,900

  Revolving Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2010, we had no outstanding borrowings, $40.6 million in letters of credit outstanding, and $84.4 million of credit available.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

7. Long-Term Debt Obligations (Continued)

        We have a choice of two interest rate options for borrowings under the Facility, the Base Rate Option and the Eurodollar Rate Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the margins above:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 4.0% as of September 30, 2010. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25%-0.45% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Adjusted Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of September 30, 2010 was 0.45.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures and tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2010 was 20.25.

        Other Restrictions—The Facility permits acquisitions of up to $5.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $10.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 1.5.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

7. Long-Term Debt Obligations (Continued)

        We are in compliance with all the financial covenants as of September 30, 2010.

        We incurred approximately $0.9 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. We wrote off approximately $0.2 million in unamortized debt costs related to our previous credit facility during the third quarter of 2010. This write-off is included in interest expense.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $28.3 million as of September 30, 2010, of which $1.1 million is current as of September 30, 2010 and bear interest, payable annually, at a weighted average interest rate of 3.4%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of September 30, 2010. We also assumed a $9.3 million revolving loan and $4.3 million in notes payable for vehicles and equipment. These debt instruments were paid off during the third quarter of 2010.

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

        In addition to the matters described above, we have accrued $6.5 million as of September 30, 2010 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services". The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

8. Commitments and Contingencies (Continued)

        The following summarizes the backcharge activity during the nine months ended September 30, 2010 (in thousands):

Balance at December 31, 2009	$6,489
Additions	—
Utilization	—

Balance at September 30, 2010	$6,489

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

September 30, 2010

(Unaudited)

8. Commitments and Contingencies (Continued)

        Our self-insurance arrangements currently are as follows:

          Worker's Compensation—The per-incident deductible for worker's compensation is $500,000. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess worker's compensation insurance.

          Employer's Liability—For employer's liability, the per-incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as general liability and auto liability noted below).

          General Liability—For general liability, the per-incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as employer's liability and auto liability noted below).

          Auto Liability—For auto liability, the per-incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $75 million in aggregate across this risk area (as well as employer's liability and general liability noted above).

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

        There were approximately 0.4 million and 0.7 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended September 30, 2009 and 2010, respectively. There were approximately 0.6 million and 0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the nine months ended September 30, 2009 and 2010, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

(Unaudited)

9. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Common shares outstanding, end of period(a)	37,919	37,491	37,919	37,491
Effect of using weighted average common shares outstanding	76	69	216	73

Shares used in computing earnings per share—basic	37,995	37,560	38,135	37,564
Effect of shares issuable under stock option plans based on the treasury stock method	350	234	380	257
Effect of contingently issuable restricted stock	37	—	18	—

Shares used in computing earnings per share—diluted	38,382	37,794	38,533	37,821

(a)
Excludes 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2009 and 2010, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the nine months ended September 30, 2010, at an average price of $11.19 per share. Since the inception of the program in 2007, we have repurchased a cumulative total of 4.8 million shares as of September 30, 2010, at an average price of $11.15 per share.

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

        As of September 30, 2010, we had 5,258 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $375,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of September 30, 2010, we had 6 projects in process with a contract price greater than $15 million, 20 projects between $10 million and $15 million, 37 projects between $5 million and $10 million, and 180 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,062.3 million of aggregate contract value as of September 30, 2010, or approximately 54%, out of a total contract value for all projects in progress of $1,965.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility is scheduled to expire in July 2014. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last eleven calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

        We currently perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We have 40 reporting units of which 28 reporting units have a goodwill balance. These reporting units are tested for impairment by comparing each unit's fair value to its carrying value. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. Significant estimates and assumptions are used in assessing the fair value of reporting units. These estimates and assumptions involved future cash flows, growth rates, discount rates, weighted average cost of capital and estimates of market valuations for each of the reporting units.

        We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances.

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2010	%	2009	%	2010	%
Revenues	$291,591	100.0%	$307,648	100.0%	$872,214	100.0%	$793,711	100.0%
Cost of services	234,186	80.3%	257,339	83.6%	701,335	80.4%	661,929	83.4%

Gross profit	57,405	19.7%	50,309	16.4%	170,879	19.6%	131,782	16.6%
Selling, general and administrative expenses	41,713	14.3%	41,885	13.6%	126,175	14.5%	114,905	14.5%
Goodwill impairment	—	—	—	—	—	—	4,446	0.6%
Gain on sale of assets	(101)	—	(29)	—	(98)	—	(502)	(0.1)%

Operating income	15,793	5.4%	8,453	2.7%	44,802	5.1%	12,933	1.6%
Interest income	117	—	39	—	492	0.1%	183	—
Interest expense	(301)	(0.1)%	(832)	(0.3)%	(946)	(0.1)%	(1,406)	(0.2)%
Other income	3	—	669	0.2%	5	—	675	0.1%

Income before income taxes	15,612	5.4%	8,329	2.7%	44,353	5.1%	12,385	1.6%
Income tax expense	6,072		2,919		17,293		4,164

Income from continuing operations	9,540	3.3%	5,410	1.8%	27,060	3.1%	8,221	1.0%
Discontinued operations—
Operating loss, net of tax	—		—		(387)		—
Estimated gain (loss) on disposition, net of tax	—		(39)		(93)		723

Net income	$9,540		$5,371		$26,580		$8,944

        Revenues—Revenues increased $16.1 million, or 5.5% to $307.6 million for the third quarter of 2010 compared to the same period in 2009. The increase included an 10.8% decrease in revenues related to the same store activity offset by 16.3% increase from acquisitions. The same store revenue decrease stemmed from reduced activity in the nonresidential markets throughout the United States primarily in the education sector (approximately $16.7 million) as well as continued decreases in the multi-family sector (approximately $15.9 million). We have seen decreased activity, primarily in our Maryland and Denver operations, resulting from a significant decrease in these markets resulting in limited new projects. On July 28, 2010, we acquired ColonialWebb Contractors Company ("Colonial Webb"). ColonialWebb is a large regional contractor with its principal operations in Richmond and Norfolk, Virginia. During the third quarter of 2010, ColonialWebb contributed revenues of approximately $38.7 million and pre-tax income of approximately $0.2 million after the effect of intangible amortization.

        Revenues for the first nine months of 2010 decreased $78.5 million, or 9.0%, to $793.7 million as compared to the same period in 2009. Approximately 16.3% of the decrease in revenues related to same store activity offset by 7.3% increase from acquisitions. The same store decrease stemmed primarily from decreased activity in the nonresidential markets throughout the United States especially in the education sector (approximately $63.9 million) and in the multi-family sector (approximately $50.8 million). We have seen decreased activity, mainly in our Maryland, Delaware and Denver operations resulting from the closeout of several large projects as well as a decline in market activity in these markets.

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

        Backlog as of September 30, 2010 was $638.5 million, a 26.0% increase from June 30, 2010 backlog of $506.5 million, and a 15.2% increase from the September 30, 2009 backlog of $554.3 million. On a same store basis, backlog increased 5.3% from June 30, 2010 and decreased 6.3% from September 30, 2009. The sequential increase was primarily related to our California and Maryland operations. The year-over-year decrease is primarily related to decreases at our Colorado, Wisconsin and Delaware operations due to the close out of several jobs and a decline in market activity.

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

        Gross Profit—Gross profit decreased $7.1 million, or 12.4%, to $50.3 million for the third quarter of 2010 as compared to the same period in 2009. As a percentage of revenues, gross profit decreased from 19.7% in 2009 to 16.4% in 2010. The quarter over quarter decrease in gross profit percentage resulted primarily from a write-down on a large, fast-paced job at our Arizona operation (approximately $1.6 million) and job write-downs at our northern Maryland operation (approximately $1.5 million). This operation was merged into an existing, more established operating company during the third quarter of 2010. We also had less profitability from our Delaware operation (approximately $1.6 million) due to weak market conditions.

        Gross profit for the first nine months of 2010 decreased $39.1 million, or 22.9% to $131.8 million, as compared to the same period in 2009. As a percentage of revenues, gross profit decreased from 19.6% in 2009 to 16.6% in 2010. The year-over-year decrease in gross profit percentage for the first nine months of 2010 resulted primarily from lower profitability at our Central Florida operation (approximately $3.8 million), as well as write downs on two jobs that are substantially complete at our Delaware operation (approximately $4.5 million) and job underperformance at our northern Maryland operations (approximately $3.0 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $0.2 million, or 0.4%, for the third quarter of 2010 as compared to the same period in 2009. On a same store basis, excluding amortization expense, SG&A decreased $6.6 million, or 16.0%. The same store decrease was primarily related to lower medical costs related to employees terminated in the prior year who elected health insurance coverage under COBRA, overhead reductions and lower compensation accruals due to lower profitability during the third quarter of 2010 as compared to the same period in 2009. Amortization expense increased $1.0 million, or 184%, primarily related to 2010 acquisitions. As a percentage of revenues, SG&A decreased from 14.3% in 2009 to 13.6% in 2010 due to a higher revenue base in 2010.

        SG&A decreased $11.3 million, or 8.9%, to $114.9 million for the first nine months ended September 30, 2010 as compared to the same period in 2009. On a same store basis, excluding amortization expense, SG&A decreased $20.0 million, or 16.1%. Approximately $8.6 million of the decrease is due to overhead reductions, lower medical costs related to employees terminated in the prior year who elected health insurance coverage under COBRA, lower compensation accruals and lower bad debt expense. Amortization expense increased $1.6 million, or 87%, primarily related to 2010 acquisitions. As a percentage of revenues, SG&A remained flat at 14.5% for the first nine months of 2009 and 2010.

        Goodwill Impairment—We recorded a goodwill impairment charge of $4.4 million ($2.7 million after tax, or $0.07 per diluted share) during the second quarter of 2010. This impairment charge resulted from our estimation that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance. Impairment must be reflected when the value of a given business unit in excess of its identifiable assets and liabilities falls below the goodwill asset balance carried for that unit on our books.

        Income Tax Expense—Our year to date effective tax rate for 2010 was 33.6%, as compared to 39.0% in 2009. The decrease in the effective tax rate for 2010 is primarily due to the release of certain valuation allowances during the second quarter of 2010 and accrual-to-return differences. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2010 will be between 36% and 38%.

        Outlook—We expect that developing weakness in the underlying environment for nonresidential activity will affect 2010 activity levels in our industry compared to recent years. Our backlog, while still at solid levels by historical standards, has experienced declines. Our primary emphasis for 2010 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and despite weak economic conditions for our industry, we expect a profitable fourth quarter, and we anticipate continued profitability in 2011.

  Liquidity and Capital Resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$24,803	$(3,772)	$44,754	$(14,471)
Investing activities	(1,438)	(39,165)	(7,241)	(40,417)
Financing activities	(3,917)	(20,004)	(14,665)	(28,301)

Net increase (decrease) in cash and cash equivalents	$19,448	$(62,941)	$22,848	$(83,189)

Free cash flow:
Cash provided by (used in) operating activities	$24,803	$(3,772)	$44,754	$(14,471)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	7,056	—	7,056
Purchases of property and equipment	(1,986)	(2,021)	(6,420)	(4,103)
Proceeds from sales of property and equipment	326	11	500	1,229

Free cash flow	$23,143	$1,274	$38,834	$(10,289)

        Cash Flow—We define free cash flow as cash provided by operating activities less customary capital expenditures, plus the proceeds from asset sales and taxes paid related to pre-acquisition equity transactions of an acquired company. Positive free cash flow represents funds available to invest in significant operating initiatives, to acquire other companies, or to reduce a company's outstanding debt or equity. If free cash flow is negative, additional debt or equity is generally required to fund the outflow of cash. Free cash flow may be defined differently by other companies.

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

        For the three months ended September 30, 2010, we had free cash flow of $1.3 million as compared to free cash flow of $23.1 million in 2009. For the nine months ended September 30, 2010, we had negative free cash flow of $10.3 million as compared to free cash flow of $38.8 million for the first nine months of 2009. This decrease is due to lower profitability and less favorable billing and collections as a result of economic conditions.

  Marketable Securities

        As of September 30, 2010, our marketable securities consisted of $2.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

        In association with our estimate of fair value as of September 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the nine months ended September 30, 2010, at an average price of $11.19 per share. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.8 million shares as of September 30, 2010, at an average price of $11.15 per share.

        Credit Facility—On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2010, we had no outstanding borrowings, $40.6 million in letters of credit outstanding, and $84.4 million of credit available.

        We have a choice of two interest rate options for borrowings under the Facility, the Base Rate Option and the Eurodollar Rate Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the margins above:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 4.0% as of September 30, 2010. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25%-0.45% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of September 30, 2010 was 0.45.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Consolidated EBITDA, less non-financed capital expenditures and tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2010 was 20.25.

        Other Restrictions—The Facility permits acquisitions of up to $5.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $10.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 1.5.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all the financial covenants as of September 30, 2010.

        We incurred approximately $0.9 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. We wrote off approximately $0.2 million in unamortized debt costs related to our previous credit facility during the third quarter of 2010. This write-off is included in interest expense.

        Notes to Former Owners—We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $28.3 million, of which $1.1 million is current as of September 30, 2010. These notes bear interest, payable annually, at a weighted average interest rate of 3.4%.

        Other Debt—In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of September 30, 2010. We also assumed a $9.3 million revolving loan and $4.3 million in notes payable for vehicles and equipment. These debt instruments were paid off during the third quarter of 2010.

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

        The following recaps the future maturities of our contractual obligations as of September 30, 2010 (in thousands):

	Twelve Months Ended September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Notes to former owners	$1,117	$1,350	$13,450	$12,400	$—	$—	$28,317
Other debt	300	300	300	300	300	1,500	3,000
Interest payable	881	895	815	462	—	—	3,053
Operating lease obligations	10,146	8,604	7,049	4,671	2,882	4,792	38,144

Total	$12,444	$11,149	$21,614	$17,833	$3,182	$6,292	$72,514

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of September 30, 2010, we have $40.6 million letter of credit commitments, of which $33.5 million will expire in 2010, $4.0 million will expire in 2011 and $3.1 million will expire in 2012. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our worker's compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2010, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

        Outlook—We have generated positive net free cash flow for the last eleven calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and we continue to maintain a significant level of uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        We have limited exposure to changes in interest rates under our revolving credit facility, the notes to former owners and the industrial revenue bond. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2010:

	Twelve Months Ended September 30,
	2011	2012	2013	2014	2015	Thereafter	Fair Value
Fixed Rate Debt	$1,117	$1,350	$13,450	$12,400	$—	$—	$28,317
Average Interest Rate	5.6%	3.8%	3.3%	3.2%	—	—	3.4%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,500	$3,000

        The weighted average interest rate on the variable rate debt as of September 30, 2010 was approximately 0.5%.

        As of September 30, 2010, our marketable securities consisted of $2.8 million of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are designed to reset through an auction process at 35 day intervals. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality direct municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. The auction events for some of these instruments failed during 2008 due to events in the credit markets. As a result, we have determined the estimated fair values of these securities based on discounted cash flow analyses or other types of valuation models. We have performed and routinely update these valuations considering, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the possibility that a discount may be required if we choose to sell the securities in the absence of a successful auction. These securities are also compared, when possible, to observable market data with similar characteristics.

        In association with our estimate of fair value as of September 30, 2010, we have recorded a temporary unrealized decline in fair value of $0.1 million, net of tax, with an offsetting entry to accumulated other comprehensive income (loss). We continue to believe that this decline is due to liquidity issues rather than credit issues. We continue to collect interest when due on all of our auction rate securities. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

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

        We measure certain assets, including our goodwill and intangible assets, at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2010, we recorded a goodwill impairment charge of $4.4 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

        The valuation of the Company's contingent earn-out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the nine months ended September 30, 2010, at an average price of $11.19 per share. Since the inception of the program, we have repurchased a cumulative total of 4.8 million shares as of September 30, 2010, at an average price of $11.15 per share.

        During the quarter ended September 30, 2010, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	4,734,506	888,781
August 1 - August 31	—	$—	4,734,506	888,781
September 1 - September 30	80,014	$10.64	4,814,520	808,767

	80,014	$10.64	4,814,520	808,767

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

        During the quarter ended September 30, 2010, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
July 1 - July 31	—	—
August 1 - August 31	221	$10.50
September 1 - September 30	—	—

	221	$10.50

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A. and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K/A filed on July 22, 2010).
10.2	Stock Purchase Agreement, dated July 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 30, 2010).
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
November 2, 2010	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
November 2, 2010	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
November 2, 2010	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer