Form 10-K
period 2010-12-31
COMFORT SYSTEMS USA INC
filed 2011-03-02
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was approximately $366.4 million, based on the $9.66 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2010.

         As of February 25, 2011, 37,901,590 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,221,775).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2010.

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

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 39 operating units in 70 cities and 84 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2010 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 47% of our revenues were attributable to installation services in newly constructed facilities and 53% were attributable to maintenance, repair and replacement services. Our consolidated

2010 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	76%
Plumbing	16%
Building Automation Control Systems	4%
Other	4%

Total	100%

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

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 47% of our revenues in 2010, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 53% of our 2010 revenues.

        Installation Services—Installation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC company is responsible for designing,

engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the HVAC company. Companies that specialize in "design and build" projects generally have specially trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These companies use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. "Plan and spec" installation refers to projects in which a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." We believe that "plan and spec" projects usually take longer to complete than "design and build" projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. These adjustments can occur during the bid process or during the project itself, in either case adding weeks or months to the project schedule. Furthermore, in "plan and spec" projects, the HVAC company is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

        Maintenance, Repair and Replacement Services—These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed HVAC systems and building automation controls. The growth and aging of the installed base of HVAC systems and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in this service line. The increasing complexity of these HVAC systems is leading many commercial, industrial and institutional building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with HVAC service providers. In addition, further restrictions have been placed on the use of certain types of refrigerants used in HVAC systems, which, along with indoor air quality concerns, may increase demand for the reconfiguration and replacement of existing HVAC systems. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair, and the typical building engineer employed directly by a building owner or manager has not received this training. Increasingly, HVAC systems in commercial, industrial and institutional buildings are being remotely monitored through computer-based communications systems to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

Strategy

        We focus on strengthening operating competencies and on increasing profit margins. The key elements of our operating strategy are:

        Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and intimacy, (ii) design and build expertise, (iii) estimating, (iv) job costing and job measurements, (v) safety, and (vi) service capability.

        Achieve Operating Efficiencies—We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting "best practices" operating programs, and focusing on job management to deliver services in a cost-effective and efficient manner. We have placed great emphasis on improving the "job loop" at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We also use our combined purchasing to gain volume discounts on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

        Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the past few years we have made substantial investments in training, including programs for project managers, field superintendents, service managers, sales managers, estimators, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction and we participate in this market when conditions are favorable. Approximately 99% of our consolidated 2010 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects.

        Leveraging Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We also allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs, and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding, and financing activities across our operations. We also believe larger regional and national commercial, industrial and institutional entities can benefit from consolidating their HVAC needs with service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we operate a national call center to dispatch technicians to regional and national sites requiring service and use web-based proprietary information systems to maintain information on the customer's sites and equipment.

        Maintain a Diverse Customer, Geographic and Project Base—We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2010 by end-use sector was as follows:

Education	20%
Healthcare	17%
Manufacturing	16%
Government	14%
Office Buildings	11%
Retail/Restaurants	8%
Multi-Family	4%
Lodging and Entertainment	2%
Religious/Not for profit	2%
Distribution	1%
Residential	1%
Other	4%

Total	100%

        Approximately 82% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2010, we had 4,456 projects in process with an aggregate contract value of approximately $1,839.0 million. Our average project takes six to nine months to complete, with an average contract price of approximately $415,000. This relatively small average project size, when taken together with the approximately 18% of our revenues derived from maintenance and service, provides us with what we believe is a broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2010, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,215	$753.2
$1 million - $5 million	177	446.0
$5 million - $10 million	39	260.8
$10 million - $15 million	17	196.7
Greater than $15 million	8	182.3

Total	4,456	$1,839.0

        Seek Growth Through Expansion and Acquisitions—We believe that we can increase our operating income by opportunistically entering new markets or service lines through expansion and acquisition. We have based such expansion on existing customers, relationships or expertise, and expect to selectively pursue such opportunities in the future. We continually seek opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management and geographic considerations.

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

Operations and Services Provided

        We provide a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and institutional properties. We manage our locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Our local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and on major corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also combine certain back office and administrative functions at various locations.

        Installation Services—Our installation business related to newly constructed facilities, which comprised approximately 47% of our consolidated 2010 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $415,000. We also perform larger project work, with 241 contracts in progress at December 31, 2010 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $41.6 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services—Our maintenance, repair and replacement services comprised approximately 53% of our consolidated 2010 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately two-thirds of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

        Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one to three years, with automatic annual renewals, and typically with thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

Sources of Supply

        The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. Over the last several years, many steel, iron and copper products, in particular, have experienced significant price fluctuation and some constrained availability. We estimate that direct purchase of commodities and finished products comprises between 10% and 15% of our average project cost. We have procedures to reduce commodity cost exposure; early buying of commodities for particular projects, or for general inventory, as well as including escalation and escape provisions in project bids and contracts wherever possible. The negative effects of unrecovered commodity cost inflation in our project results have been modest, and are reviewed further in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2010 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2010, we had 6,569 employees. We have collective bargaining agreements covering six employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 3.09 during 2010. This level was 42% better than the most recently published OSHA rate for our industry.

Insurance and Litigation

        The primary insured risks in our operations are bodily injury, property damage and workers' compensation injuries. We retain the risk for workers' compensation, employer's liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations.

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

        In addition to the matters described above, we have accrued $6.5 million as of December 31, 2010 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services." The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table summarizes the backcharge activity for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	December 31,
	2008	2009	2010
Balance at beginning of year	$6,181	$5,838	$6,489
Additions	4,133	2,350	—
Reductions	—	(650)	—
Settlements	(4,476)	(1,049)	—

Balance at end of year	$5,838	$6,489	$6,489

        We typically warrant labor for the first year after installation on new HVAC systems and pass through to the customer manufacturers' warranties on equipment. We generally warrant labor for thirty days after servicing existing HVAC systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

        The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial and institutional markets are based on (i) competitive price, (ii) long-term customer relationships, (iii) quality, timeliness and reliability of services provided, (iv) an organization's perceived stability based on years in business, financial strength and access to bonding, (v) range of services provided, and (vi) scale of operation. To improve our competitive position we focus on both the consultative "design and build" installation market and the maintenance, repair and replacement market to promote first the development and then the strengthening of long-term customer relationships. In addition, we believe our ability to provide multi-location coverage, access to project financing and specialized technical skills for facilities owners gives us a strategic advantage over smaller competitors who may be unable to provide these services to customers at a competitive price.

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

Executive Officers

        We have five executive officers.

        William F. Murdy, age 69, has served as our Chairman of the Board and Chief Executive Officer since June 2000. Prior to this he was Interim President and Chief Executive Officer of Club Quarters, a privately-owned chain of membership hotels. From January 1998 through July 1999, Mr. Murdy served as President, Chief Executive Officer and Chairman of the Board of LandCare USA, a publicly-traded commercial landscape and tree services company. He was primarily responsible for organizing LandCare USA and its listing as a publicly-traded company on the New York Stock Exchange in July 1998. LandCare USA was acquired in July 1999 by another publicly-traded company specializing in services to homeowners and commercial facilities. From 1989 through December 1997, Mr. Murdy was President and Chief Executive Officer of General Investment and Development Company, a privately-held real estate operating company. From 1981 to 1989, Mr. Murdy served as the Managing General Partner of the Morgan Stanley Venture Capital Fund. From 1974 to 1981, Mr. Murdy served as the Senior Vice President, among other positions, of Pacific Resources, Inc., a publicly-traded company involved primarily in petroleum refining and marketing.

        Brian Lane, age 53, has served as our President and Chief Operating Officer since March 2010 and as a director since November 2010. Mr. Lane served as our Chief Operating Officer and Executive Vice President from January 2009 until March 2010. Previously, he was our Vice President and then Senior Vice President for Region One of the Company from October 2003 to December 2008. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 46, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 45, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 38, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

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

        Our contract prices are established largely upon estimates and assumptions of our projected costs. These include assumptions about future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers' or subcontractors' may fail to perform as expected or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

Many of the markets we do work in are currently experiencing or have recently experienced an economic downturn that may materially and adversely affect our business because our business is dependent on levels of construction activity.

        The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project's lifecycle. We experience the results of economic trends well after an economic cycle begins, and therefore will continue to experience the results of an economic recession well after conditions in the general economy have improved. Further, some of the local or regional markets we do work in have yet to enter a period of sustained recovery.

        We cannot predict the severity or lasting effects of the recent recession, particularly in some local or regional markets that have not yet entered a period of sustained recovery. We believe that the current uncertainty about economic conditions caused by the recent recession means that many of our customers are likely to continue to postpone spending while credit markets remain disinclined to fund commercial and industrial developments. The industries and markets we operate in have always been and will continue to be vulnerable to these general macroeconomic downturns because they are cyclical in nature. The recent recession caused a drop off in the demand for projects within our markets and industries in some regions and continues to cause a similar drop off in other regions. The drop off in demand has led to and will likely continue to lead to greater price competition as well as decreased revenue and profit. The lasting effects of the recent recession have increased economic instability with our vendors, subcontractors, developers, and general contractors, which has caused us greater liability exposure and has resulted in us not being paid on some projects, as well as decreasing our revenue and profit. Further, to the extent more of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys' fees, as well as other professional consultants, and will result in decreased revenue and profit.

        The percentage of our profits and revenues attributable to projects performed directly or indirectly for federal, state, and local government entities has increased during and as a result of the recent economic downturn, in part because the private-sector decreased its investment in construction and building projects. A decrease in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit.

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

A significant portion of our business depends on our ability to provide surety bonds. Any difficulties in the financial and surety markets may adversely affect our bonding capacity and availability.

        In the past we have expanded, and it is possible we will continue to expand, the number of total contract dollars that require an underlying bond. Historically surety market conditions have experienced times of difficulty as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

Goodwill impairment charges negatively impacted our earnings in 2010 and in previous years. Earnings for future periods may be impacted by additional charges for goodwill and intangible assets.

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is required to be tested at least annually for impairment. We perform a goodwill impairment review in the fourth quarter of every fiscal year. Additionally, we perform a goodwill impairment review whenever events or changes in circumstances indicate that the carrying value of our assets may not be recoverable. The recent recession, along with other factors, caused the carrying value of some of our assets to be lower than their fair value, resulting in an impairment to goodwill. We may determine at a future date that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

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

        HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

        Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers' compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based upon known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. In January 2009 our company-wide risk manager left the company, and his former job responsibilities continue to be shared between several of our officers. If any of the variety of instruments, processes or strategies we utilize to manage our exposure to various types of risk are not effective, which could include a failed transition of the prior risk manager's work duties, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

        Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Historically insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; thus, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces out of our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

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

        The growth that we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own four properties, two of which we acquired through acquisition and two which we formerly leased. Other than these four properties, we lease the real property and buildings from which we operate. Our facilities are located in twenty-eight states and Puerto Rico and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 130,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
First Quarter, 2009	$11.44	$8.20	$0.045
Second Quarter, 2009	$11.47	$8.89	$0.045
Third Quarter, 2009	$12.63	$9.73	$0.050
Fourth Quarter, 2009	$12.76	$10.69	$0.050
First Quarter, 2010	$13.26	$11.23	$0.050
Second Quarter, 2010	$14.48	$9.66	$0.050
Third Quarter, 2010	$11.76	$9.69	$0.050
Fourth Quarter, 2010	$13.39	$10.68	$0.050

        As of February 25, 2011 there were approximately 409 stockholders of record of our Common Stock, and the last reported sale price on that date was $12.80 per share.

        We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement limits the amount of dividends we can pay at any time that the ratio of our Adjusted Indebtedness to our Credit Facility Adjusted EBITDA exceeds 1.0.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index
and the Russell 2000 Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

  Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2009, the Board approved extensions of the program to cover an additional 3.9 million shares. During the first quarter of 2010, the Board approved an extension to cover an additional 0.7 million shares. Since the inception of the repurchase program, the Board has approved 5.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

        During the year ended December 31, 2010, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	39,100	$12.55	4,451,209	401,450
February 1 - February 28	134,328	$11.52	4,585,537	267,122
March 1 - March 31	15,000	$11.76	4,600,537	1,000,000
April 1 - April 30	—	—	4,600,537	1,000,000
May 1 - May 31	87,800	$10.88	4,688,337	912,200
June 1 - June 30	46,169	$10.45	4,734,506	866,031
July 1 - July 31	—	—	4,734,506	866,031
August 1 - August 31	—	—	4,734,506	866,031
September 1 - September 30	80,014	$10.64	4,814,520	786,017
October 1 - October 31	16,786	$10.65	4,831,306	769,231
November 1 - November 30	30,941	$10.91	4,862,247	738,290
December 1 - December 31	4,800	$11.20	4,867,047	733,490

	454,938	$11.15	4,867,047	733,490

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,048,148	$1,101,579	$1,321,770	$1,128,907	$1,108,282
Operating income(a)	$44,019	$49,419	$79,446	$56,633	$20,042
Income from continuing operations	$28,420	$32,219	$49,804	$34,596	$14,017
Discontinued operations—
Operating income (loss), net of tax	$94	$247	$(114)	$(339)	$—
Estimated gain (loss) on disposition, net of tax	$210	$—	$—	$(75)	$723
Net income	$28,724	$32,466	$49,690	$34,182	$14,740
Income (loss) per share:
Basic—
Income from continuing operations	$0.70	$0.79	$1.26	$0.91	$0.37
Discontinued operations—
Income (loss) from operations	—	0.01	—	(0.01)	—
Estimated gain (loss) on disposition	0.01	—	—	—	0.02

Net income	$0.71	$0.80	$1.26	$0.90	$0.39

Diluted—
Income from continuing operations	$0.69	$0.78	$1.24	$0.90	$0.37
Discontinued operations—
Income (loss) from operations	—	0.01	—	(0.01)	—
Estimated gain (loss) on disposition	0.01	—	—	—	0.02

Net income	$0.70	$0.79	$1.24	$0.89	$0.39

Cash dividends per share	$0.140	$0.150	$0.180	$0.190	$0.200

BALANCE SHEET DATA:
Working capital	$158,811	$168,930	$146,804	$164,125	$134,738
Total assets	$461,765	$547,067	$598,492	$574,948	$640,020
Total debt	$—	$1,500	$10,699	$7,608	$29,936
Total stockholders' equity	$242,714	$262,578	$286,471	$305,984	$312,784

(a)
Included in operating income are goodwill impairment charges of $5.7 million for 2010. There were no goodwill impairment charges for 2006, 2007, 2008 or 2009.

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

  Nature and Economics of Our Business

        Approximately 82% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed upon profit margin. These margins are typically less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

        As of December 31, 2010, we had 4,456 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $415,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2010, we had 8 projects in process with a contract price greater than $15 million, 17 projects between $10 million and $15 million, 39 projects between $5 million and $10 million, and 177 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,085.8 million of aggregate contract value as of December 31, 2010, or approximately 59%, out of a total contract value for all projects in progress of $1,839.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 18% of our revenues represent maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Profile and Management of Our Operations

        We manage our 39 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines in 2009 and 2010. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until July 2014. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last eleven calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2011 will be on execution and cost control, and on maintaining levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

  Critical Accounting Policies

        Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

  Percentage of Completion Method of Accounting

        Approximately 82% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

        The percentage of completion method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of the percentage of completion of the contract.

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

  Accounting for Allowance for Doubtful Accounts

        We are required to estimate the collectability of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of our customers, prior collection history with our customers, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to the contract. These estimates are evaluated and adjusted as needed when additional information is received.

  Accounting for Self-Insurance Liabilities

        We are substantially self-insured for workers' compensation, employer's liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—workers' compensation, auto liability and general liability—are reviewed by a third party actuary quarterly.

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

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. For acquisitions completed beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized in income from operations. For acquisitions completed before 2009, these obligations are recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

        Contingent Assets and Liabilities—Assets and liabilities arising from contingencies are recognized at their acquisition date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated. Acquisition date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

        Beginning in 2009, all acquisition-related transaction costs have been expensed as incurred. For acquisitions completed before 2009, direct costs incurred for a business combination were accounted for as part of the cost of the acquired business. The adoption of these changes did not have a material impact on the consolidated financial statements.

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. When the carrying value of a given business unit is less than its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the business unit is less than its carrying value. If other business units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2008		2009		2010
Revenues	$1,321,770	100.0%	$1,128,907	100.0%	$1,108,282	100.0%
Cost of services	1,061,830	80.3%	903,357	80.0%	919,600	83.0%

Gross profit	259,940	19.7%	225,550	20.0%	188,682	17.0%
Selling, general and administrative expenses	180,784	13.7%	169,023	15.0%	163,431	14.7%
Goodwill impairment	—	—	—	—	5,734	0.5%
Gain on sale of assets	(290)	—	(106)	—	(525)	—

Operating income	79,446	6.0%	56,633	5.0%	20,042	1.8%
Interest income	2,544	0.2%	585	0.1%	193	—
Interest expense	(1,384)	(0.1)%	(1,202)	(0.1)%	(1,699)	(0.2)%
Other income	64	—	17	—	1,841	0.2%

Income before income taxes	80,670	6.1%	56,033	5.0%	20,377	1.8%
Income tax expense	30,866		21,437		6,360

Income from continuing operations	49,804	3.8%	34,596	3.1%	14,017	1.3%
Discontinued operations—
Operating loss, net of tax	(114)		(339)		—
Estimated gain (loss) on disposition, net of tax	—		(75)		723

Net income	$49,690		$34,182		$14,740

  2010 Compared to 2009

        We had 43 operating locations as of December 31, 2009. We acquired one company that operates as an individual location during 2010. During the year, we consolidated five companies into other operations. As of December 31, 2010, we had 39 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2009 to 2010, as described below, excludes the results of the two companies acquired on December 31, 2009 and the company acquired during 2010.

        Revenues decreased $20.6 million, or 1.8% to $1,108.3 million in 2010 compared to 2009. The decrease included a 13.3% decrease in revenues related to same-store activity offset by an 11.5% increase from acquisitions. The same-store revenue decrease stemmed primarily from reduced activity in the nonresidential markets throughout the United States especially in the education sector (approximately $75.0 million), as well as continued decreases in the multi-family sector (approximately $57.6 million). We have seen decreased revenue, mainly in our Maryland, Denver and Delaware operations resulting from the closeout of several large projects as well as a decline in market activity. On July 28, 2010, we acquired ColonialWebb Contractors Company ("ColonialWebb"). ColonialWebb is a large regional contractor with its principal operations in Richmond and Norfolk, Virginia. During 2010, ColonialWebb contributed revenues of approximately $92.8 million and pre-tax income of approximately $0.6 million after the effect of intangible amortization.

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

        Backlog as of December 31, 2010 was $617.9 million, a 3.2% decrease from September 30, 2010 backlog of $638.5 million and a 12.3% increase from December 31, 2009 backlog of $550.2 million. The sequential decrease was primarily related to two of our Virginia operations. The decrease was partially offset by increases at one of our Maryland operations. Approximately 16.8% of the year-over-year increase in backlog related to the ColonialWebb acquisition in 2010. The increase was offset by a 4.5% decrease on a same-store basis that primarily related to one of our Virginia operations and our Delaware operations. This same-store decrease was offset by an increase at one of our Maryland operations.

        Following the three year period of industry activity declines from 2001 to 2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 and 2010. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to increase revenues.

        Gross Profit—Gross profit decreased $36.9 million, or 16.3%, to $188.7 million in 2010 as compared to 2009. As a percentage of revenues, gross profit for 2010 was 17.0%, down from 20.0% in 2009. The decrease in gross profit percentage resulted from broad-based declines across various entities, but specifically from lower profitability at our Central Florida operation (approximately $6.2 million) as well as job write-downs at our Delaware operation (approximately $5.6 million).

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $5.6 million, or 3.3%, to $163.4 million for 2010 as compared to 2009. On a same store-basis, excluding amortization expense, SG&A decreased $23.9 million, or 14.4%. The decrease is primarily due to overhead reductions, lower compensation accruals and lower bad debt expense. Amortization expense increased $2.5 million, or 93.9%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased slightly to 14.7% in 2010 compared to 15.0% for 2009.

        We have included SG&A on a same-store basis, excluding amortization, because we believe it is an effective measure of comparative results of operations prior to factoring in charges incurred for recent acquisitions. However, SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly, should not be considered an alternative to SG&A as shown in our consolidated statements of operations.

	Year Ended December 31,
	2009	2010
SG&A	$169,023	$163,431
Less: SG&A from companies acquired	—	(15,780)
Less: Amortization expense	(2,710)	(5,256)

Same-store SG&A, excluding amortization expense	$166,313	$142,395

        Goodwill Impairment—We recorded a goodwill impairment charge of $5.7 million during 2010. This impairment charge resulted from our estimation that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance.

        Interest Income—Interest income decreased $0.4 million, or 67.0%, in 2010. The decrease is primarily due to lower interest rates and lower cash balances in 2010.

        Interest Expense—Interest expense increased $0.5 million, or 41.3%, in 2010. The increase is due to the increase in notes to former owners and amortization on debt financing costs incurred on the senior credit facility we entered into during the year.

        Other Income—Other income increased $1.8 million in 2010. The increase is primarily due to adjustments to the fair value of contingent earn-out obligations (approximately $1.6 million).

        Income Tax Expense—Our year to date effective tax rate for 2010 was 31.2%, as compared to 38.3% in 2009. The decrease in the effective tax rate from the prior year is primarily due to the relative size of valuation allowances released to current year earnings compared to the prior year and a reduction in state tax expense due to a shift in earnings generated in unitary versus non-unitary states. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2011 will be between 37% and 40%.

        Discontinued Operations—We sold a small operating company in June 2009. This company's after tax loss of $0.1 million and $0.3 million for the year ended December 31, 2008 and 2009, respectively, has been recorded in discontinued operations under "Operating loss, net of tax benefit (expense)." We recorded an estimated loss on the sale of this company of $1.0 million in 2009. During the first quarter of 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances related to this discontinued operation. During the third quarter of 2010, we recorded a gain of $0.2 million related to a settlement with the former owner of the company. This gain was offset by income tax expense of $0.2 million. This has been reported in discontinued operations under "Estimated gain (loss) on disposition, net of income tax expense."

        In March 2002, we sold 19 operations to Emcor Group, Inc. ("Emcor"). There are ongoing obligations relating to this transaction that we continue to address with Emcor. We do not believe these obligations, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based on review of open matters. During the first quarter of 2010, the remaining $1 million of escrow set up to secure potential obligations was disbursed to us and we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) in connection with this final escrow release. These amounts are reflected in discontinued operations in 2010 in the caption "Estimated gain (loss) on disposition, net of income tax expense."

  2009 Compared to 2008

        We had 42 operating locations as of December 31, 2008. We acquired two companies on December 31, 2009. During the year, we sold one operating company, for which our results of operations have been restated to reflect the effects of the discontinued operation. As of December 31, 2009, we had 43 operating locations. The two acquisitions in 2009 are included in our results of operations from their respective acquisition dates. The same-store comparison from 2008 to 2009, as described below, excludes the results of the discontinued operation and the two acquisitions, which had a very immaterial impact on our results of operations.

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

        Selling, General and Administrative Expenses—SG&A decreased $11.8 million, or 6.5% for 2009 as compared to 2008. The decrease is primarily related to overhead reductions and lower compensation accruals due to lower profitability in 2009. As a percentage of revenues, SG&A increased from 13.7% in 2008 to 15.0% for 2009 due to a lower 2009 revenue base.

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

  Outlook

        We expect that weakness in the underlying environment for nonresidential activity has and will continue to affect 2011 activity levels in our industry compared to recent years. Our backlog, while still at solid levels by historical standards, declined substantially over the preceding two years. Our primary emphasis for 2011 will be on execution including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and the weak economic conditions for our industry, we expect continued profitability during 2011 but we expect that the lower levels of profitability, similar to those that we experienced in 2010, will continue in 2011.

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$82,851	$54,251	$32,149
Investing activities	(65,034)	(18,822)	(43,001)
Financing activities	(40,433)	(24,594)	(30,652)

Net increase (decrease) in cash and cash equivalents	$(22,616)	$10,835	$(41,504)

Free cash flow:
Cash provided by operating activities	$82,851	$54,251	$32,149
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	—	7,056
Purchases of property and equipment	(14,572)	(9,457)	(7,089)
Proceeds from sales of property and equipment	656	770	1,381

Free cash flow	$68,935	$45,564	$33,497

  Cash Flow

        Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customer pays us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year.

  2010 Compared to 2009

        Cash Provided by Operating Activities—We generated $32.1 million of cash flow from operating activities during 2010 compared with $54.3 million during 2009. The $22.1 million decrease is primarily due to lower income in 2010 as our net income decreased by $19.4 million, from $34.2 million in 2009 to $14.7 million in 2010

        Cash Used in Investing Activities—During 2010, cash used for investing activities was $43.0 million compared with $18.8 million during 2009. The most significant item affecting the comparison of our investing cash flows for these years primarily related to $42.7 million paid to acquire companies in 2010 as compared to $14.6 million in 2009.

        Cash Used in Financing Activities—Cash used for financing activities was $30.7 million for 2010 compared to $24.6 million during 2009. The most significant item affecting the comparison of our financing cash flows for these years primarily related to our share repurchase program and payments on other long-term debt. We repurchased approximately 0.5 million shares in 2010 for $5.1 million as compared to 1.2 million shares in 2009 for $12.6 million. Additionally, we paid $17.7 million of debt related to acquisitions.

  2009 Compared to 2008

        Cash Provided by Operating Activities—We generated $54.3 million of cash flow from operating activities during 2009 compared with $82.9 million during 2008. The $28.6 million decrease is due to lower income in 2009 as our net income decreased by $15.5 million, from $49.7 million in 2008 to $34.2 million in 2009. In addition, due to lower backlog and a reduction of our average contract price, we were not able to bill our customers in advance to the extent we were in previous years. Therefore, compared to 2008, billings in excess of costs and estimated earnings were an incremental use of cash in 2009 of approximately $17.0 million.

        Cash Used in Investing Activities—During 2009, cash used for investing activities was $18.8 million compared with $65.0 million during 2008. The most significant item affecting the comparison of our investing cash flows for these years primarily related to $14.6 million paid to acquire companies in 2009 as compared to $41.7 million in 2008. In addition, we purchased $18.5 million of marketable securities in 2008.

        Cash Used in Financing Activities—Cash used for financing activities was $24.6 million for 2009 compared to $40.4 million during 2008. The most significant item affecting the comparison of our financing cash flows for these years primarily related to our share repurchase program. We repurchased approximately 1.2 million shares in 2009 for $12.6 million as compared to 2.3 million shares in 2008 for $25.5 million.

  Free Cash Flow

        We define free cash flow as cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales and taxes paid related to pre-acquisition equity transactions of an acquired company. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

  Marketable Securities

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to thirty-five days. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. During 2009 and 2010, we sold $4.0 million and $3.9 million, respectively, of these auction rate securities at face value. The remaining $2.0 million were sold at face value during January 2011; this is included in "Prepaid Expenses and Other" in our consolidated balance sheet.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.5 million shares for approximately $5.1 million for year ended December 31, 2010, at an average price of $11.15 per share. We repurchased 2.3 million shares for approximately $25.5 million and 1.2 million shares for approximately $12.6 million under our share repurchase program for the years ended December 31, 2008 and 2009, respectively. Since the inception of the repurchase program in 2007, we have repurchased a cumulative total of 4.9 million shares as of December 31, 2010, for $54.3 million, at an average price of $11.15 per share.

  Debt

  Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2010, we had no outstanding borrowings, $42.3 million in letters of credit outstanding and $82.7 million of credit available.

        We incurred approximately $0.9 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility. We wrote off approximately $0.2 million in unamortized debts costs related to our previous credit facility during the third quarter of 2010. This write-off is included in interest expense.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 4.0% as of December 31, 2010. Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25%-0.45% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2008	2009	2010
Interest expense on notes to former owners	$737	$505	$627
Interest expense on borrowings and unused commitment fees	154	127	287
Letter of credit fees	385	462	447
Amortization of deferred debt arrangement costs	108	108	338

Total	$1,384	$1,202	$1,699

        The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of the financial covenants as of December 31, 2010. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization;

(d) other non-cash charges and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$14,740
Income taxes—continuing operations	6,360
Income taxes—discontinued operations	166
Interest expense, net	1,506
Depreciation and amortization expense	17,442
Stock compensation expense	3,687
Goodwill impairment	5,734
Pre-acquisition results of acquired companies, as defined in the credit agreement	12,238

Credit Facility Adjusted EBITDA	$61,873

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of December 31, 2010 was 0.48.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2010 was 18.89.

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

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $26.9 million, of which $1.0 million is current, as of December 31, 2010 and bear interest, payable annually, at a weighted average interest rate of 3.4%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of December 31, 2010. The weighted average interest rate on this variable rate debt as of

December 31, 2010 was approximately 0.5%. We also assumed a $9.3 million revolving loan and $4.3 million in notes payable for vehicles and equipment. These debt instruments were paid off during the third quarter of 2010.

  Outlook

        We have generated positive net free cash flow for the last eleven calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have borrowing capacity under our credit facility and we continue to have uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements and Other Commitments

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 25% to

35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2010 (in thousands):

	Twelve Months Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Notes to former owners	$967	$1,350	$12,519	$12,100	$—	$—	$26,936
Other debt	300	300	300	300	300	1,500	3,000
Interest payable	942	818	703	324	2	10	2,799
Operating lease obligations	9,864	8,336	6,611	4,253	2,807	4,518	36,389

Total	$12,073	$10,804	$20,133	$16,977	$3,109	$6,028	$69,124

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not using any borrowings under our revolving credit facility.

        As of December 31, 2010, we also have $42.3 million in letter of credit commitments, of which $39.0 million will expire in 2011 and $3.2 million will expire in 2012. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2011, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2010:

	Twelve Months Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$967	$1,350	$12,519	$12,100	$—	$—	$26,936
Average Interest Rate	5.1%	3.8%	3.3%	3.3%	—	—	3.4%
Variable Rate Debt	300	300	300	300	300	1,500	3,000

        The weighted average interest rate on the variable rate debt as of December 31, 2010 was approximately 0.5%.

        We measure certain assets, including our goodwill and intangible assets at a fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. For the year ended December 31, 2010, we recorded a goodwill impairment charge of $5.7 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management has excluded the July 28, 2010 acquisition of ColonialWebb Contractors Company from its assessment of internal controls over financial reporting as permitted in the year of acquisition under Securities and Exchange Commission guidance. The total assets of this acquisition represent approximately 15.6% of the Company's total assets at December 31, 2010 and this acquisition contributed approximately 8.4% of the Company's 2010 revenue.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2010.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ColonialWebb Contractors Company, a current year acquisition by the Company, which is included in the 2010 consolidated financial statements of Comfort Systems USA, Inc. and constituted 15.6% of total assets as of December 31, 2010 and 8.4% of revenues for the year then ended. Our audit of internal control over financial reporting of Comfort Systems USA, Inc. also did not include an evaluation of the internal control over financial reporting of ColonialWebb Contractors Company.

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Comfort Systems USA, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, TX
March 1, 2011

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,850	$86,346
Accounts receivable, less allowance for doubtful accounts of $7,253 and $5,096, respectively	203,353	233,893
Other receivables	5,801	6,682
Income tax receivable	20,075	9,544
Inventories	9,817	9,365
Prepaid expenses and other	25,827	30,470
Costs and estimated earnings in excess of billings	20,432	26,648

Total current assets	413,155	402,948
PROPERTY AND EQUIPMENT, NET	34,671	43,620
GOODWILL	100,194	147,818
IDENTIFIABLE INTANGIBLE ASSETS, NET	19,380	39,616
MARKETABLE SECURITIES	4,721	—
OTHER NONCURRENT ASSETS	2,827	6,018

Total assets	$574,948	$640,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$250	$300
Current maturities of notes to former owners	917	967
Accounts payable	83,848	101,134
Accrued compensation and benefits	38,043	42,577
Billings in excess of costs and estimated earnings	66,343	63,422
Accrued self-insurance expense	26,881	28,994
Other current liabilities	32,748	30,816

Total current liabilities	249,030	268,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	6,441	25,969
DEFERRED INCOME TAX LIABILITIES	9,603	18,871
OTHER LONG-TERM LIABILITIES	3,890	11,486

Total liabilities	268,964	327,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,129,460 and 3,221,775 shares, respectively	(33,810)	(34,714)
Additional paid-in capital	326,103	326,467
Accumulated other comprehensive income (loss)	(181)	—
Retained earnings (deficit)	13,461	20,620

Total stockholders' equity	305,984	312,784

Total liabilities and stockholders' equity	$574,948	$640,020

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2009	2010
REVENUES	$1,321,770	$1,128,907	$1,108,282
COST OF SERVICES	1,061,830	903,357	919,600

Gross profit	259,940	225,550	188,682
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	180,784	169,023	163,431
GOODWILL IMPAIRMENT	—	—	5,734
GAIN ON SALE OF ASSETS	(290)	(106)	(525)

Operating income	79,446	56,633	20,042
OTHER INCOME (EXPENSE):
Interest income	2,544	585	193
Interest expense	(1,384)	(1,202)	(1,699)
Other	64	17	1,841

Other income (expense)	1,224	(600)	335

INCOME BEFORE INCOME TAXES	80,670	56,033	20,377
INCOME TAX EXPENSE	30,866	21,437	6,360

INCOME FROM CONTINUING OPERATIONS	49,804	34,596	14,017
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit (expense) of $(34), $181 and $—	(114)	(339)	—
Estimated gain (loss) on disposition, net of income tax expense of $—, $(214) and $(166)	—	(75)	723

NET INCOME	$49,690	$34,182	$14,740

INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$1.26	$0.91	$0.37
Discontinued operations—
Loss from operations	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	0.02

Net income	$1.26	$0.90	$0.39

Diluted—
Income from continuing operations	$1.24	$0.90	$0.37
Discontinued operations—
Loss from operations	—	(0.01)	—
Estimated gain (loss) on disposition	—	—	0.02

Net income	$1.24	$0.89	$0.39

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	39,424	38,046	37,549

Diluted	40,025	38,451	37,790

DIVIDENDS PER SHARE	$0.180	$0.190	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007		41,123,365	$411	(781,415)	$(9,973)	$336,996	$—	$(64,856)	$262,578
Comprehensive income:
Net income	$49,690	—	—	—	—	—	—	49,690	49,690
Unrealized loss on marketable securities, net of tax	(326)	—	—	—	—	—	(326)	—	(326)

Comprehensive income	$49,364

Issuance of stock:
Issuance of shares for options exercised including tax benefit		—	—	514,658	6,566	(2,789)	—	—	3,777
Issuance of restricted stock		—	—	201,309	2,485	(2,485)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(39,100)	(513)	—	—	—	(513)
Stock-based compensation expense		—	—	—	—	3,851	—	—	3,851
Forfeiture of unvested restricted stock		—	—	(8,288)	(93)	93	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	89	—	—	89
Dividends		—	—	—	—	(7,134)	—	—	(7,134)
Share repurchase		—	—	(2,340,409)	(25,541)	—	—	—	(25,541)

BALANCE AT DECEMBER 31, 2008		41,123,365	411	(2,453,245)	(27,069)	328,621	(326)	(15,166)	286,471
Comprehensive income:
Net income	$34,182	—	—	—	—	—	—	34,182	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—	—	—	145	—	145

Comprehensive income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700	3,815	(1,626)	—	—	2,189
Issuance of restricted stock		—	—	241,857	2,652	(2,652)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)	(459)	—	—	—	(459)
Stock-based compensation expense		—	—	—	—	3,454	—	—	3,454
Forfeiture of unvested restricted stock		—	—	(15,193)	(165)	165	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	(124)	—	—	(124)
Dividends		—	—	—	—	(1,735)	—	(5,555)	(7,290)
Share repurchase		—	—	(1,211,800)	(12,584)	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	411	(3,129,460)	(33,810)	326,103	(181)	13,461	305,984
Comprehensive income:
Net income	$14,740	—	—	—	—	—	—	14,740	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	181	—	—	—	—	—	181	—	181

Comprehensive income	$14,921

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	183,686	1,982	(875)	—	—	1,107
Issuance of restricted stock		—	—	235,122	2,864	(2,614)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,575)	(616)	—	—	—	(616)
Stock-based compensation expense		—	—	—	—	3,687	—	—	3,687
Forfeiture of unvested restricted stock		—	—	(5,610)	(60)	60	—	—	—
Tax benefit from vesting of restricted stock		—	—	—	—	106	—	—	106
Dividends		—	—	—	—	—	—	(7,581)	(7,581)
Share repurchase		—	—	(454,938)	(5,074)	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010		41,123,365	$411	(3,221,775)	$(34,714)	$326,467	$—	$20,620	$312,784

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,690	$34,182	$14,740
Adjustments to reconcile net income to net cash provided by operating activities—
Estimated loss (gain) on disposition of discontinued operations	—	75	(723)
Write-off of debt financing costs	—	—	181
Amortization of identifiable intangible assets	3,844	3,475	6,217
Depreciation expense	8,849	10,024	11,225
Goodwill impairment	—	—	5,734
Bad debt expense	3,563	3,283	364
Deferred tax expense (benefit)	(3,177)	3,151	(3,484)
Amortization of debt financing costs	108	108	157
Gain on sale of assets	(295)	(106)	(525)
Changes in the fair value of contingent earn-out obligations	—	—	(1,574)
Stock-based compensation expense	3,851	3,454	3,687
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—(Increase) decrease in—
Receivables, net	19,497	47,738	13,405
Inventories	(33)	1,697	1,034
Prepaid expenses and other current assets	1,567	2,043	(1,469)
Costs and estimated earnings in excess of billings	1,292	(271)	3,985
Other noncurrent assets	271	(480)	(813)
Increase (decrease) in—
Accounts payable and accrued liabilities	9,546	(22,889)	47
Billings in excess of costs and estimated earnings	(15,397)	(32,395)	(12,684)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	—	(7,056)
Other long-term liabilities	(325)	1,162	(299)

Net cash provided by operating activities	82,851	54,251	32,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,572)	(9,457)	(7,089)
Proceeds from sales of property and equipment	656	770	1,381
Proceeds from businesses sold	471	494	1,514
Purchases of marketable securities	(18,525)	—	—
Sales of marketable securities	8,600	4,000	3,925
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(41,664)	(14,629)	(42,732)

Net cash used in investing activities	(65,034)	(18,822)	(43,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(11,093)	(6,341)	(17,749)
Debt financing costs	—	—	(896)
Payments of dividends to shareholders	(7,134)	(7,271)	(7,530)
Share repurchase program and shares received in lieu of tax withholding	(26,054)	(13,043)	(5,690)
Excess tax benefit of stock-based compensation	1,848	641	740
Proceeds from exercise of options	2,000	1,420	473

Net cash used in financing activities	(40,433)	(24,594)	(30,652)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,616)	10,835	(41,504)

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	139,631	117,015	127,850

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$117,015	$127,850	$86,346

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 47% of our consolidated 2010 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 53% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2010 revenues: HVAC 76%, plumbing 16%, building automation control systems 4%, and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

        Cash paid (in thousands) for:

	Year Ended December 31,
	2008	2009	2010
Interest	$1,065	$1,211	$1,215
Income taxes for continuing operations	32,248	39,041	9,036
Income taxes for discontinued operations	—	17	—

Total	$33,313	$40,269	$10,251

  Revenue Recognition

        Approximately 82% of our revenues were earned on a project basis and recognized through the percentage of completion method of accounting. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenues recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

the customer at any point during the contract. Amounts by which cumulative contract revenues recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenues recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

        The percentage of completion method of accounting is also affected by changes in job performance, job conditions and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenues. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which the revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such a conclusion is reached, regardless of the percentage of completion of the contract.

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

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2009 and 2010 are $48.9 million and $40.8 million, respectively, and are included in accounts receivable.

        The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts based upon the creditworthiness of our customers, prior collection history, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work and the availability, if any, of payment bonds applicable to the contract. The receivables are written off when they are deemed to be uncollectible.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. When the carrying value of a given business unit is less than its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the business unit is less than its carrying value. If other business units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. For acquisitions completed beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized in income from operations. For acquisitions completed before 2009, these obligations are recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

        Contingent Assets and Liabilities—Assets and liabilities arising from contingencies are recognized at their acquisition date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated. Acquisition date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

        Beginning in 2009, all acquisition-related transaction costs have been expensed as incurred. For acquisitions completed before 2009, direct costs incurred for a business combination were accounted for as part of the cost of the acquired business. The adoption of these changes did not have a material impact on the consolidated financial statements.

  Self-Insurance Liabilities

        We are substantially self-insured for workers' compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks—workers' compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. Our self-insurance arrangements are further discussed in Note 12 "Commitments and Contingencies."

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

  Warranty Costs

        We typically warrant labor for the first year after installation on new HVAC systems. We generally warrant labor for thirty days after servicing of existing HVAC systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management's estimate of future costs.

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

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

2. Summary of Significant Accounting Policies (Continued)

and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2010 revenues.

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

3. Fair Value Measurements

        We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

  •
  Level 1—quoted prices in active markets for identical assets and liabilities;

  •
  Level 2—observable market based inputs or unobservable inputs that are corroborated by market data; and

  •
  Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$86,346	$86,346	$—	$—
Auction rate securities	$2,000	$—	$2,000	$—
Contingent earn-out obligations	$7,466	$—	$—	$7,466

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

3. Fair Value Measurements (Continued)

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032), but whose interest rates are designed to reset through an auction process, at intervals ranging from seven to thirty-five days. We had investments in marketable securities of $5.6 million as of December 31, 2009. All of our auction rate securities are high quality municipal obligations which have high investment grade ratings or otherwise are backed by high investment grade rated insurance agencies. During 2009 and 2010, we sold $4.0 million and $3.9 million, respectively, of these auction rate securities at face value. The remaining $2.0 million were sold at face value during January 2011; this is included in "Prepaid expenses and other" in our consolidated balance sheet and transferred from a Level 3 measurement to a Level 2 measurement as of the end of the reporting period.

        The valuation of the Company's contingent earn-out obligations is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3).

	December 31, 2009	December 31, 2010
Balance at beginning of year	$—	$2,380
Issuances (See Note 4)	2,380	6,660
Adjustments to fair value included in other income (expense)	—	(1,574)

Balance at end of year	$2,380	$7,466

        We measure certain assets, including our goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2010, we recorded a goodwill impairment charge of $5.7 million based on Level 3 measurements. We did not recognize any other-than-temporary impairments on other assets required to be measured at fair value on a nonrecurring basis.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4. Acquisitions

  Description of Transaction

        On July 28, 2010, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of ColonialWebb Contractors Company ("ColonialWebb"). As a result of the acquisition, ColonialWebb is a wholly owned subsidiary of the Company. ColonialWebb operates as a comprehensive, single-source construction, service, manufacturing and refrigeration service firm servicing the Mid-Atlantic region. ColonialWebb is headquartered in Richmond, Virginia with seven other locations, approximately 1,200 employees and a fleet of over 500 vehicles.

  Fair Value

        The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid from available funds	$57,072
Cash paid for excess working capital	23,256
Notes issued to former owners	23,269
Estimated fair value of contingent earn-out obligation	6,660

110,257
Less—Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	43,798
Receivables	33,186
Costs and estimated earnings in excess of billings	10,150
Other current assets	1,348
Property and equipment	13,327
Estimated identifiable intangible assets	24,750
Current maturities of long-term debt	(12,215)
Accounts payable and other current liabilities	(30,873)
Billings in excess of costs and estimated earnings	(9,700)
Long-term debt, net of current maturities	(4,593)
Effect of transaction on deferred income taxes	(8,368)
Other long-term liabilities	(458)

60,352

Goodwill	$49,905

        Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. ColonialWebb had $8.4 million of tax deductible goodwill from a previous transaction. There is no additional tax deductible goodwill recognized as a result of this transaction.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4. Acquisitions (Continued)

        The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a four year period and the range of estimated milestone payments is from $3 million to $14 million (undiscounted). We determined the initial fair value of the contingent earn-out obligation based on a probability weighted income approach, which represents a Level 3 measurement. The resulting probability-weighted cash flows were discounted using a 5% discount rate, which we believe is appropriate and representative of a market participant assumption. We measure the contingent earn-out obligation at fair value each reporting period and changes in the estimated fair value of the contingent payments are recognized immediately in earnings.

        The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Amortization Life	Estimated Value
Backlog	Excess earnings	2 years	$580
Customer relationships	Excess earnings	15 years	13,900
Non-compete agreement	Discounted cash flow	5 years	170
Trade name	Relief-from-royalty	25 years	10,100

Total acquired intangible assets			$24,750

        In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset and the resulting royalty payment is tax affected and discounted to present value. The non-compete agreement value was determined based on a discounted cash flow analysis comparing the present value of the cash flows with and without the asset. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 13%-19%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

        Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

4. Acquisitions (Continued)

  Actual and Pro Forma Impact of the Acquisition

        The revenue and pre-tax income of ColonialWebb included in the Company's consolidated statements of operations since the acquisition date are as follows (in thousands):

From Acquisition Date through December 31, 2010
Revenues	$92,758
Pre-tax income	$561

        The following unaudited pro forma information presents the consolidated results of the Company and ColonialWebb for the year ended December 31, 2010 and 2009, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

        The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows (in thousands):

	Year Ended December 31,
	2009	2010
Revenues	$1,347,607	$1,219,101
Pre-tax income	$75,221	$24,899

  Other Acquisitions

        We completed various acquisitions from 2008 to 2010, which were not material individually or in the aggregate. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of these acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been and will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions, including earn-outs, was $64.2 million in 2008, $20.2 million in 2009 and $4.8 million in 2010.

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax loss of $0.1 million and $0.3 million for the years ended December 31, 2008 and 2009, respectively, have been reported in discontinued operations under "Operating loss, net of income tax (expense) benefit." We recorded an estimated loss on the sale of this company of $1.0 million in 2009. During the first quarter of 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

5. Discontinued Operations (Continued)

related to this discontinued operation. During the third quarter of 2010, we recorded a gain of $0.2 million related to a settlement with the former owner of the company. This gain was offset by income tax expense of $0.2 million. This has been reported in discontinued operations under "Estimated gain (loss) on disposition, net of income tax expense."

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

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During the fourth quarter of 2009, we recorded a gain of $0.8 million based upon a review of open matters. During the first quarter of 2010, in connection with the final escrow release, we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) based upon a further review of open matters. These amounts are included in discontinued operations under "Estimated gain (loss) on disposition, including income tax expense."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenues and pre-tax loss related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Revenues	$6,695	$1,795	$—
Pre-tax loss	$(80)	$(520)	$—

6. Goodwill and Other Identifiable Intangible Assets

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2009	December 31, 2010
Balance at beginning of year	$90,940	$100,194
Additions	9,254	53,358
Impairment adjustment	—	(5,734)

Balance at end of year	$100,194	$147,818

        As discussed in Note 4, the ColonialWebb acquisition resulted in goodwill of approximately $49.9 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Goodwill and Other Identifiable Intangible Assets (Continued)

        We performed our annual impairment testing on October 1, 2010. As discussed in Note 2, "Summary of Significant Accounting Policies," the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. During 2008, we assigned a weighting of 40% to the discounted cash flow analysis, and a weighting of 30% for each of the market approaches. During 2009, we assigned a weighting of 40% to the discounted cash flow analysis and 60% to the public company approach. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2009. During 2010, we assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach. There were no other changes in our methodologies for valuing goodwill during the current year.

        As of October 1, 2010, we had 40 operating units of which 26 reporting units have a goodwill balance. The fair value exceeded the carrying value by a significant margin for 21 of the 26 reporting units. There were three reporting units where the fair value exceeded the carrying value by a less significant margin and two reporting units where the fair value was less than the carrying value.

        The material assumptions used for the income approach for the three reporting units where the fair value exceeded the carrying value by a less significant margin included a weighted average cost of capital of 14% and a long-term growth rate of 3%. These reporting units had a total goodwill balance of $32.1 million and the combined fair value exceeded the combined carrying value by $1.9 million, or 2.9%. Under the income approach which is weighted 50%, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of each of these reporting units ranging from $1.1 million to $2.1 million. Under the public company market approach which has a weighting of 40%, a 10% decrease in the market approach multiples would have decreased the fair value of each of these reporting units by $0.2 million to $0.8 million. Under the transaction market approach which has a weighting of 10%, a 10% decrease in the market approach multiples would have decreased the fair value of each of these reporting units by no more than $0.3 million.

        For the first of the two reporting units where the fair value of the unit was less than the carrying value, we determined that the implied fair value of the goodwill for the reporting unit exceeded its carrying value. The material assumptions used for the income approach included a weighted average cost of capital of 16% and a long-term growth rate of 3%. The reporting unit had a goodwill balance of $1.0 million and the fair value of the unit was less than the carrying value by $0.4 million or 11%. The implied fair value of the goodwill for the reporting unit exceeded the carrying value by $0.2 million or 25.4%.

        The remaining reporting unit where the fair value was less than the carrying value relates to our Delaware location. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at this operating location could no longer support the related goodwill balance. We recorded a goodwill impairment charge of $4.4 million during the second quarter of 2010 and an impairment charge for the remaining $1.3 million goodwill balance in the fourth quarter of 2010.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

6. Goodwill and Other Identifiable Intangible Assets (Continued)

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2008 or 2009. We also did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2008 or 2009.

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

  Other Identifiable Intangible Assets

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2009		December 31, 2010
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	2 - 15	$10,943	$(2,196)	$25,948	$(5,378)
Backlog	1 - 2	4,150	(3,304)	4,740	(4,253)
Noncompete agreements	2 - 7	2,960	(1,046)	3,490	(1,710)
Tradenames	2 - 25	9,240	(1,367)	19,570	(2,791)

Total		$27,293	$(7,913)	$53,748	$(14,132)

        The amounts attributable to customer relationships, noncompete agreements and tradenames are being amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2008, 2009 and 2010 was $3.8 million and $3.5 million and $6.2 million, respectively.

        At December 31, 2010, future amortization expense of identifiable intangible assets are as follows (in thousands):

Year ended December 31—
2011	$6,472
2012	5,383
2013	4,550
2014	3,967
2015	3,155
Thereafter	16,089

Total	$39,616

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2009	2010
Land	—	$1,395	$2,282
Transportation equipment	2 - 7	23,644	30,964
Machinery and equipment	2 - 15	18,210	19,550
Computer and telephone equipment	2 - 7	17,597	16,740
Buildings and leasehold improvements	2 - 40	17,259	22,853
Furniture and fixtures	3 - 10	4,802	4,764

		82,907	97,153
Less—Accumulated depreciation		(48,236)	(53,533)

Property and equipment, net		$34,671	$43,620

        Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $8.7 million, $10.0 million and $11.2 million, respectively.

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2008	2009	2010
Balance at beginning of year	$3,791	$5,250	$7,253
Additions for bad debt expense	3,568	3,283	364
Deductions for uncollectible receivables written off, net of recoveries	(2,262)	(1,313)	(2,699)
Allowance for doubtful accounts of acquired companies at date of acquisition	153	33	178

Balance at end of year	$5,250	$7,253	$5,096

        Other current liabilities consist of the following (in thousands):

	December 31,
	2009	2010
Accrued warranty costs	$10,333	$9,925
Accrued backcharges	6,489	6,489
Accrued sales and use tax	1,150	1,500
Deferred revenue	2,585	1,692
Other current liabilities	12,191	11,210

	$32,748	$30,816

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

8. Detail of Certain Balance Sheet Accounts (Continued)

        Contracts in progress are as follows (in thousands):

	December 31,
	2009	2010
Costs incurred on contracts in progress	$1,173,678	$1,127,688
Estimated earnings, net of losses	248,800	202,295
Less—Billings to date	(1,468,389)	(1,366,757)

	$(45,911)	$(36,774)

Costs and estimated earnings in excess of billings on uncompleted contracts	$20,432	$26,648
Billings in excess of costs and estimated earnings on uncompleted contracts	(66,343)	(63,422)

	$(45,911)	$(36,774)

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2009	2010
Revolving credit facility	$—	$—
Other debt	250	3,000
Notes to former owners	7,358	26,936

Total debt	7,608	29,936
Less—current portion	(1,167)	(1,267)

Total long-term portion of debt	$6,441	$28,669

        At December 31, 2010, future principal payments of long-term debt are as follows (in thousands):

Year ended December 31—
2011	$1,267
2012	1,650
2013	12,819
2014	12,400
2015	300
Thereafter	1,500

$29,936

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Long-Term Debt Obligations (Continued)

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2008	2009	2010
Interest expense on notes to former owners	$737	$505	$627
Interest expense on borrowings and unused commitment fees	154	127	287
Letter of credit fees	385	462	447
Amortization of deferred debt arrangement costs	108	108	338

Total	$1,384	$1,202	$1,699

  Revolving Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2010, we had no outstanding borrowings, $42.3 million in letters of credit outstanding, and $82.7 million of credit available.

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

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2010 the amount of these assets was approximately $69.9 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Long-Term Debt Obligations (Continued)

  Covenants and Restrictions

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with the financial covenants as of December 31, 2010. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) other non-cash charges and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$14,740
Income taxes—continuing operations	6,360
Income taxes—discontinued operations	166
Interest expense, net	1,506
Depreciation and amortization expense	17,442
Stock compensation expense	3,687
Goodwill impairment	5,734
Pre-acquisition results of acquired companies, as defined in the credit agreement	12,238

Credit Facility Adjusted EBITDA	$61,873

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of December 31, 2010 was 0.48.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures and tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2010 was 18.89.

        Other Restrictions—The Facility permits acquisitions of up to $5.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $10.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 1.5.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Long-Term Debt Obligations (Continued)

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

  Interest Rates and Fees

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. Under the Base Rate Loan Option, the interest rate is determined based on the highest of the Federal Funds Rate plus 0.5%, the prime lending rate offered by Wells Fargo Bank, N.A. or the one-month Eurodollar Rate plus 1.00%. Under the Eurodollar Rate Loan Option, the interest rate is determined based on the one- to six-month Eurodollar Rate. The Eurodollar Rate corresponds very closely to rates described in various general business media sources as the London Interbank Offered Rate or "LIBOR." Additional margins are then added to these rates. The additional margins are determined based on the ratio of our Consolidated Total Indebtedness as of a given quarter end to our "Credit Facility Adjusted EBITDA" for the twelve months ending as of that quarter end, as defined in the credit agreement and shown below.

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2010 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.63%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.26%
Eurodollar Rate Loan Option:
One-month LIBOR	0.26%
Six-month LIBOR	0.46%

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

9. Long-Term Debt Obligations (Continued)

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. Commitment fees and letter of credit fees are based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as shown below.

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.25%	0.30%	0.35%	0.45%
Letter of credit fees	1.30%	1.50%	1.70%	1.90%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 4.0% as of December 31, 2010. We incurred approximately $0.9 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $26.9 million, of which $1.0 million is current as of December 31, 2010 and bear interest, payable annually, at a weighted average interest rate of 3.4%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of December 31, 2010. We also assumed a $9.3 million revolving loan and $4.3 million in notes payable for vehicles and equipment. These debt instruments were paid off during the third quarter of 2010.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current—
Federal	$27,991	$14,240	$7,991
State and Puerto Rico	6,036	4,046	1,853

	34,027	18,286	9,844

Deferred—
Federal	(3,069)	4,719	(537)
State and Puerto Rico	(92)	(1,568)	(2,947)

	(3,161)	3,151	(3,484)

	$30,866	$21,437	$6,360

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Income tax expense at the statutory rate	$28,235	$19,612	$7,132
Changes resulting from—
State income taxes, net of federal tax effect	3,445	2,384	260
Increase (decrease) in valuation allowance	91	(1,025)	(846)
Increase in contingency reserves	28	153	95
Non-deductible expenses	186	500	455
Production activity deduction	(1,471)	(699)	(391)
Other	352	512	(345)

	$30,866	$21,437	$6,360

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	December 31,
	2009	2010
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$2,754	$1,956
Stock compensation	1,828	2,338
Accrued liabilities and expenses	21,511	24,585
State net operating loss carryforwards	2,519	2,976
Intangible assets	545	—
Capital loss carryover	286	—
Other	549	1,035

Total deferred income tax assets	$29,992	$32,890

Deferred income tax liabilities—
Property and equipment	(3,007)	(5,501)
Long-term contracts	(299)	(389)
Goodwill	(2,999)	(4,136)
Intangible assets	—	(7,424)
Tax accounting method change (Section 481 adjustments)	(8,954)	(5,956)
Other	(50)	(914)

Total deferred income tax liabilities	(15,309)	(24,320)

Less—Valuation allowance	(1,700)	(568)

Net deferred income tax assets	$12,983	$8,002

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2010
Deferred income tax assets—
Prepaid expenses and other	$20,724	$22,975
Other noncurrent assets	1,997	3,987

Total deferred income tax assets	$22,721	$26,962

Deferred income tax liabilities—
Other current liabilities	$135	$89
Deferred income tax liabilities	9,603	18,871

Total deferred income tax liabilities	$9,738	$18,960

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

10. Income Taxes (Continued)

        As of December 31, 2010, we had $3.0 million of future tax benefits related to $63.0 million of available state net operating loss carryforwards ("NOLs") which expire between 2012 and 2030. A valuation allowance of $0.6 million has been recorded against net deferred tax assets of state NOLs. We recorded a decrease in valuation allowances of $1.1 million for the year ended December 31, 2010. A deferred tax asset for state NOLs, net of related valuation allowance, of $2.4 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually.

        As of December 31, 2009 and 2010, approximately $0.4 million and $0.5 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2009, we recognized approximately $0.1 million and $0.1 million in interest and penalties. We did not recognize any interest or penalties during the year ended December 31, 2010. We had approximately $0.3 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2009 and 2010, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2007 tax year forward and by various state authorities for the 2002 tax year forward. We are currently under examination for our U.S. federal income taxes for the 2009 tax year.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Balance at beginning of year	$663	$621	$634
Additions based on tax positions related to the current year	—	—	189
Additions for tax positions of prior years	50	134	—
Reductions for tax positions of prior years	(92)	(97)	(127)
Settlements	—	(24)	—

Balance at end of year	$621	$634	$696

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans consist of defined contribution plans and multi-employer pension plans and cover employees at substantially all of our operating locations. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

11. Employee Benefit Plans (Continued)

contributions totaled $4.3 million in 2008, $4.5 million in 2009 and $4.3 million in 2010. Of these amounts, approximately $0.2 million and $0.1 million were payable to the plans at December 31, 2009 and 2010, respectively.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2009 and 2010, we had 4 and 6 employees, respectively who were union members. During 2006, two of our operating locations withdrew from multi-employer pension plans; accordingly, we are subject to unfunded pension plan liability related to these two withdrawals. We have accrued $0.2 million in anticipation of these liabilities as of December 31, 2010. There were no contributions made to multi-employer pension plans in 2008, 2009 or 2010. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2008, 2009 and 2010 was $15.3 million, $16.2 million, and $13.3 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2008, 2009 and 2010 rent expense above are approximately $3.0 million, $2.8 million and $2.7 million of rent paid to these related parties, respectively.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2011	$9,864
2012	8,336
2013	6,611
2014	4,253
2015	2,807
Thereafter	4,518

$36,389

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

12. Commitments and Contingencies (Continued)

associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In addition to the matters described above, we have accrued $6.5 million as of December 31, 2010 for potential and asserted backcharges from several customers of our multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services." The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following table summarizes the backcharge activity for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	December 31,
	2008	2009	2010
Balance at beginning of year	$6,181	$5,838	$6,489
Additions	4,133	2,350	—
Reductions	—	(650)	—
Settlements	(4,476)	(1,049)	—

Balance at end of year	$5,838	$6,489	$6,489

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

12. Commitments and Contingencies (Continued)

market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenues and profits to decline in the near term.

  Self-Insurance

        We are substantially self-insured for workers' compensation, employer's liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks, such as workers' compensation, auto liability and general liability, are reviewed by a third-party actuary quarterly.

        Our self-insurance arrangements currently are as follows:

        Workers' Compensation—The per-incident deductible for workers' compensation is $500,000. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess workers' compensation insurance.

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

        Companies acquired may have a self-insurance plan in place on the date of acquisition. Generally, the acquired company will remain on a separate policy until the end of the coverage period upon which the acquired company will join the aforementioned self-insurance policy.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

13. Stockholders' Equity

  Long-Term Incentive Plan for Employees

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2010, there were 1.4 million shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

  Non-Employee Directors' Stock Plan

        In May 2006, our stockholders approved our 2006 Stock Options/SAR Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of stock options or stock appreciation rights to non-employees. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 300,000 shares. Outstanding options may be canceled and reissued under terms specified in the plan. As of December 31, 2010, there were 0.2 million shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016.

        Under the 2006 Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 5,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year).

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.5 million shares for the year ended December 31, 2010, at an average price of $11.15 per share.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock. The vesting of unvested contingently issuable restricted stock is based on the achievement of certain earnings per share targets. These shares are considered contingently issuable shares for purposes of calculating diluted earnings

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

13. Stockholders' Equity (Continued)

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

        There were approximately 0.2 million, 0.5 million, and 0.5 million anti-dilutive stock options that were excluded from the calculation of diluted EPS for the years ended December 31, 2008, 2009 and 2010, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2008	2009	2010
Common shares outstanding, end of period(a)	38,331	37,625	37,532
Effect of using weighted average common shares outstanding	1,093	421	17

Shares used in computing earnings per share—basic	39,424	38,046	37,549
Effect of shares issuable under stock option plans based on the treasury stock method	559	360	241
Effect of contingently issuable restricted shares	42	45	—

Shares used in computing earnings per share—diluted	40,025	38,451	37,790

(a)
Excludes 0.3 million, 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of December 31, 2008, 2009 and 2010, respectively (see Note 14 "Stock-Based Compensation").

14. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $3.9 million, $3.5 million and $3.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

14. Stock-Based Compensation (Continued)

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2008		2009		2010
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,747	$5.18	1,365	$6.39	1,180	$7.77
Granted	173	$13.17	177	$11.00	146	$12.46
Exercised	(515)	$3.98	(355)	$4.00	(184)	$2.58
Forfeited	(15)	$12.67	(7)	$11.00	(12)	$12.32
Expired	(25)	$15.81	—	$—	(69)	$2.88

Outstanding at end of year	1,365	$6.39	1,180	$7.77	1,061	$9.58

Options exercisable at end of year	1,066		879		756

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was $5.3 million, $2.6 million and $1.8 million, respectively. Stock options outstanding as of December 31, 2010 have a weighted-average remaining contractual term of 6.0 years and an aggregate intrinsic value of $3.8 million. Stock options exercisable as of December 31, 2010 have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $3.5 million. As of December 31, 2010, we have 0.9 million options that are vested or expected to vest; these options have a weighted-average exercise price of $9.00 per share, have a weighted-average remaining contractual term of 5.7 years and an aggregate intrinsic value of $3.7 million.

        The following table summarizes information about stock options outstanding at December 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price
$ 1.90 - $ 2.875	142	1.95	$2.01	142	$2.01
$ 3.39 - $ 4.77	38	1.88	$4.13	38	$4.13
$ 6.38 - $ 7.94	191	4.17	$6.57	191	$6.57
$11.00 - $12.90	498	7.73	$11.86	243	$11.90
$13.15 - $15.03	192	7.08	$13.31	142	$13.34

$ 1.90 - $15.03	1,061	5.99	$9.58	756	$8.58

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

14. Stock-Based Compensation (Continued)

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2008 to 2010 grants are shown in the table below:

	Year Ended December 31,
	2008	2009	2010
Weighted-average fair value per share of options granted	$5.18	$4.06	$4.61
Fair value assumptions:
Expected dividend yield	1.23% - 1.30%	1.53%	1.73%
Expected stock price volatility	43.60% - 45.50%	45%	44%
Risk-free interest rate	2.55% - 3.29%	1.80%	2.65%
Expected term	5.3 years	5.3 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three or four-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2010, the unrecognized compensation cost related to stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of options vested during the year ended December 31, 2010 was $0.6 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2010 and changes for the year ended December 31, 2010 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2009	328	$4.62
Granted	146	$4.61
Vested	(157)	$4.82
Forfeited	(12)	$4.75

Nonvested at December 31, 2010	305	$4.51

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

14. Stock-Based Compensation (Continued)

  Restricted Stock

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock	2008	2009	2010
Unvested at beginning of year	149	284	300
Granted	307	217	245
Vested	(166)	(198)	(228)
Forfeited	(6)	(3)	(5)

Unvested at end of year	284	300	312

        Approximately $2.0 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during year ended December 31, 2010 was $2.5 million. The weighted-average fair value per share of restricted stock shares awarded during 2008, 2009 and 2010 was $12.23, $11.40 and $12.26, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2008, 2009 and 2010 was $2.2 million, $1.9 million and $3.0 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

15. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2009 and 2010 is summarized as follows (in thousands, except per share data):

	2009
	Q1	Q2	Q3	Q4(a)
Revenues	$280,274	$300,349	$291,591	$256,693
Gross profit	$55,153	$58,321	$57,405	$54,671
Operating income	$11,969	$17,040	$15,793	$11,831
Income from continuing operations	$7,122	$10,398	$9,540	$7,536
Discontinued operations:
Operating income (loss), net of tax	$(180)	$(207)	$—	$48
Estimated gain (loss) on disposition	$—	$(93)	$—	$18
Net income	$6,942	$10,098	$9,540	$7,602
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.18	$0.27	$0.25	$0.20
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	—
Estimated gain (loss) on disposition	—	—	—	—

Net income	$0.18	$0.26	$0.25	$0.20

Diluted—
Income from continuing operations	$0.18	$0.27	$0.25	$0.20
Discontinued operations—
Income (loss) from operations	—	(0.01)	—	—
Estimated gain (loss) on disposition	—	—	—	—

Net income	$0.18	$0.26	$0.25	$0.20

Net cash provided by (used in) operating activities	$(3,933)	$23,884	$24,803	$9,497

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010

15. Quarterly Results of Operations (Unaudited) (Continued)

	2010
	Q1	Q2(b)	Q3	Q4(b)
Revenues	$236,475	$249,588	$307,648	$314,571
Gross profit	$39,508	$41,965	$50,309	$56,900
Operating income	$2,104	$2,376	$8,453	$7,109
Income from continuing operations	$1,165	$1,646	$5,410	$5,796
Discontinued operations:
Operating income (loss), net of tax	$—	$—	$—	$—
Estimated gain (loss) on disposition	$762	$—	$(39)	$—
Net income	$1,927	$1,646	$5,371	$5,796
INCOME (LOSS) PER SHARE:
Basic—
Income from continuing operations	$0.03	$0.04	$0.14	$0.15
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated gain (loss) on disposition	0.02	—	—	—

Net income	$0.05	$0.04	$0.14	$0.15

Diluted—
Income from continuing operations	$0.03	$0.04	$0.14	$0.15
Discontinued operations—
Income (loss) from operations	—	—	—	—
Estimated gain (loss) on disposition	0.02	—	—	—

Net income	$0.05	$0.04	$0.14	$0.15

Net cash provided by (used in) operating activities	$(11,461)	$762	$(3,772)	$46,620

(a)
During the fourth quarter of 2009, we recorded additional backcharges of $2.4 million. See Note 12 "Commitments and Contingencies" for a rollforward of 2009 activity.

(b)
Included in income are goodwill impairment charges of $4.4 million in the second quarter and $1.3 million in the fourth quarter of 2010.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2010 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2010 and such information is hereby incorporated by reference.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this annual report on Form 10-K:

          (1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 41 of this annual report on Form 10-K and is incorporated herein by reference.

          (2)   Financial Statement Schedules:

            None.

(b)   Exhibits

        Reference is made to the Index of Exhibits beginning on page 87 which index is incorporated herein by reference.

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
Date: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ WILLIAM F. MURDY William F. Murdy	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	March 1, 2011
/s/ HERMAN E. BULLS Herman E. Bulls	Director	March 1, 2011
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	March 1, 2011

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	March 1, 2011
/s/ BRIAN LANE Brian Lane	Director	March 1, 2011
/s/ FRANKLIN MYERS Franklin Myers	Director	March 1, 2011
/s/ JAMES H. SCHULTZ James H. Schultz	Director	March 1, 2011
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	March 1, 2011

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 19, 2003.	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	May 19, 2009 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Comfort Systems USA, Inc. Executive Severance Policy		Filed Herewith
*10.12	Form of Restricted Stock Award Agreement dated March 26, 2008	10.4	First Quarter 2008 Form 10-Q
*10.13	Summary of 2009 Incentive Compensation Plan	10.1	First Quarter 2009 Form 10-Q
*10.14	Form of Restricted Stock Award Agreement dated March 26, 2009	10.2	First Quarter 2009 Form 10-Q

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
*10.16	Summary of 2010 Incentive Compensation Plan	10.1	First Quarter 2010 Form 10-Q
*10.17	Form of Performance Restricted Stock Award Agreement date March 25, 2010		Filed Herewith
*10.18	Amended Form of Restricted Stock Award Agreement dated March 26, 2008		Filed Herewith
*10.19	Amended Form of Restricted Stock Award Agreement dated March 26, 2009		Filed Herewith
10.20	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.21	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.22	Restricted Stock Award Agreement dated November 17, 2010 by Comfort Systems to William George		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP.		Filed Herewith
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed Herewith

*
—Management contract or compensatory plan