Form 10-Q
period 2011-03-31
COMFORT SYSTEMS USA INC
filed 2011-05-03
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        The number of shares outstanding of the issuer's common stock, as of April 29, 2011 was 38,084,934 (excluding treasury shares of 3,038,431).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,636	$86,346
Accounts receivable, less allowance for doubtful accounts of $5,571 and $5,096, respectively	232,825	233,893
Other receivables	5,644	6,682
Income tax receivable	11,493	9,544
Inventories	9,637	9,365
Prepaid expenses and other	29,748	30,470
Costs and estimated earnings in excess of billings	25,699	26,648

Total current assets	378,682	402,948
PROPERTY AND EQUIPMENT, NET	42,657	43,620
GOODWILL	149,090	147,818
IDENTIFIABLE INTANGIBLE ASSETS, NET	39,088	39,616
OTHER NONCURRENT ASSETS	6,758	6,018

Total assets	$616,275	$640,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	2,017	967
Accounts payable	88,581	101,134
Accrued compensation and benefits	35,263	42,577
Billings in excess of costs and estimated earnings	62,466	63,422
Accrued self-insurance expense	30,625	28,994
Other current liabilities	32,762	30,816

Total current liabilities	252,014	268,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,700	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	24,919	25,969
DEFERRED INCOME TAX LIABILITIES	18,231	18,871
OTHER LONG-TERM LIABILITIES	11,344	11,486

Total liabilities	309,208	327,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,039,823 and 3,221,775 shares, respectively	(32,754)	(34,714)
Additional paid-in capital	325,855	326,467
Retained earnings	13,555	20,620

Total stockholders' equity	307,067	312,784

Total liabilities and stockholders' equity	$616,275	$640,020

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES	$282,059	$236,475
COST OF SERVICES	247,850	196,967

Gross profit	34,209	39,508
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	42,622	37,409
GAIN ON SALE OF ASSETS	(85)	(5)

Operating income (loss)	(8,328)	2,104
OTHER INCOME (EXPENSE):
Interest income	26	64
Interest expense	(487)	(285)
Other	(80)	12

Other income (expense)	(541)	(209)

INCOME (LOSS) BEFORE INCOME TAXES	(8,869)	1,895
INCOME TAX EXPENSE (BENEFIT)	(3,699)	730

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,170)	1,165
GAIN ON DISPOSITION OF DISCONTINUED OPERATION, NET OF INCOME TAX BENEFIT OF $— AND $29	—	762

NET INCOME (LOSS)	$(5,170)	$1,927

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.14)	$0.03
Gain on disposition of discontinued operation	—	0.02

Net income (loss)	$(0.14)	$0.05

Diluted—
Income (loss) from continuing operations	$(0.14)	$0.03
Gain on disposition of discontinued operation	—	0.02

Net income (loss)	$(0.14)	$0.05

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,537	37,533

Diluted	37,537	37,819

DIVIDENDS PER SHARE	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009		41,123,365	$411	(3,129,460)	$(33,810)	$326,103	$(181)	$13,461	$305,984
Comprehensive Income:
Net income	$14,740	—	—	—	—	—	—	14,740	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	181	—	—	—	—	—	181	—	181

Comprehensive Income	$14,921

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	183,686	1,982	(875)	—	—	1,107
Issuance of restricted stock		—	—	235,122	2,864	(2,614)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,575)	(616)	—	—	—	(616)
Tax benefit from vesting of restricted stock		—	—	—	—	106	—	—	106
Forfeiture of unvested restricted stock		—	—	(5,610)	(60)	60	—	—	—
Stock-based compensation expense		—	—	—	—	3,687	—	—	3,687
Dividends		—	—	—	—	—	—	(7,581)	(7,581)
Share repurchase		—	—	(454,938)	(5,074)	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010		41,123,365	411	(3,221,775)	(34,714)	326,467	—	20,620	312,784
Comprehensive Income (Loss):
Net loss (unaudited)	$(5,170)	—	—	—	—	—	—	(5,170)	(5,170)

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	11,250	121	(11)	—	—	110
Issuance of restricted stock (unaudited)		—	—	170,702	1,839	(1,839)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	—	—	—	—	—	—
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	—	—	—	—
Stock-based compensation expense (unaudited)		—	—	—	—	1,238	—	—	1,238
Dividends (unaudited)		—	—	—	—	—	—	(1,895)	(1,895)
Share repurchase (unaudited)		—	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2011 (unaudited)		41,123,365	$411	(3,039,823)	$(32,754)	$325,855	$—	$13,555	$307,067

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,170)	$1,927
Adjustments to reconcile net income (loss)to net cash used in operating activities—
Gain on disposition of discontinued operation	—	(762)
Amortization of identifiable intangible assets	1,658	1,163
Depreciation expense	3,161	2,473
Bad debt expense	839	(57)
Deferred tax benefit	(2,110)	(1,441)
Amortization of debt financing costs	56	27
Gain on sale of assets	(85)	(5)
Changes in the fair value of contingent earn-out obligation	95	—
Stock-based compensation expense	1,238	1,151
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(1,720)	271
Inventories	(197)	563
Prepaid expenses and other current assets	1,231	854
Costs and estimated earnings in excess of billings	949	887
Other noncurrent assets	(790)	266
Increase (decrease) in—
Accounts payable and accrued liabilities	(17,392)	(16,223)
Billings in excess of costs and estimated earnings	(956)	(2,469)
Other long-term liabilities	127	(86)

Net cash used in operating activities	(19,066)	(11,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,360)	(1,222)
Proceeds from sales of property and equipment	247	103
Proceeds from businesses sold	39	1,217
Sale of marketable securities	2,000	925
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(1,800)	(3,577)

Net cash used in investing activities	(1,874)	(2,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	—	(250)
Payments of dividends to shareholders	(1,880)	(1,882)
Share repurchase program	—	(2,216)
Excess tax (expense) benefit of stock-based compensation	(13)	153
Proceeds from exercise of options	123	130

Net cash used in financing activities	(1,770)	(4,065)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,710)	(18,080)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	86,346	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$63,636	$109,770

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 47% of our consolidated 2011 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 53% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2011 revenues: HVAC 74%, plumbing 17%, building automation control systems 4% and other 5%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2010 (the "Form 10-K").

        The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the SEC. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Form 10-K. We believe all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended March 31,
	2011	2010
Interest	$399	$172
Income taxes for continuing operations	654	826

Total	$1,053	$998

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Our year to date effective tax rate for 2011 is 41.7% as compared to 38.5% in 2010. The increase in the effective tax rate for 2011 is primarily due to higher permanent differences not deductible for tax purposes relative to income.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes to former owners and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

  Segment Disclosure

        Our activities are within the mechanical services industry which is the single industry segment we serve. Each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications are of a normal and recurring nature and have not resulted in any changes to previously reported net income for any periods.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$63,636	$63,636	$—	$—
Contingent earn-out obligation	$7,561	$—	$—	$7,561

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032). We sold the entire $2.0 million of these auction rate securities (Level 2) during the first quarter of 2011 at face value.

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

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at beginning of year	$7,466
Issuances	—
Adjustments to fair value included in other income (expense)	95

Balance at end of period	$7,561

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4. Acquisitions

  Acquisition of ColonialWebb

        On July 28, 2010, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of ColonialWebb Contractors Company ("ColonialWebb"). ColonialWebb operates as a comprehensive, single-source construction, service, manufacturing and refrigeration service firm servicing the Mid-Atlantic region. ColonialWebb is headquartered in Richmond, Virginia with seven other locations.

        The acquisition date fair value of consideration transferred was $110.3 million, of which $49.9 million was allocated to goodwill. Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments.

  Other Acquisitions

        We completed one acquisition in the first quarter of 2011 and one acquisition in the first quarter of 2010. These two acquisitions were not material and were "tucked-in" with two existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of year	$147,818	$100,194
Additions	1,272	53,358
Impairment adjustment	—	(5,734)

Balance at end of period	$149,090	$147,818

        The July 2010 ColonialWebb acquisition resulted in goodwill of approximately $49.9 million.

        We recorded a goodwill impairment charge of $4.4 million during the second quarter of 2010 and an impairment charge for $1.3 million in the fourth quarter of 2010. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance. When the carrying value of a given reporting unit is less than its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		March 31, 2011		December 31, 2010
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$27,078	$(6,460)	$25,948	$(5,378)
Backlog	1 - 2	4,740	(4,370)	4,740	(4,253)
Noncompete agreements	2 - 7	3,490	(1,870)	3,490	(1,710)
Tradenames	2 - 25	19,570	(3,090)	19,570	(2,791)

Total		$54,878	$(15,790)	$53,748	$(14,132)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit facility	$—	$—
Other debt	3,000	3,000
Notes to former owners	26,936	26,936

Total debt	29,936	29,936
Less—current portion	(2,317)	(1,267)

Total long-term portion of debt	$27,619	$28,669

  Revolving Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2011, we had no outstanding borrowings, $44.5 million in letters of credit outstanding, and $80.5 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to the higher of these two rates.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The following is a summary of the margins above:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of March 31, 2011.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claim is unlikely in the foreseeable future. The letter of credit fees range from 1.30% to 1.90% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25% to 0.45% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of March 31, 2011 was 0.64.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2011 was 9.78.

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

March 31, 2011

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

        We are in compliance with all of our financial covenants as of March 31, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $26.9 million as of March 31, 2011, of which $2.0 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.4%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired the $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of March 31, 2011. The weighted average interest rate on this variable rate debt as of March 31, 2011 was approximately 0.5%.

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

        In addition to the matters described above, we have accrued $6.5 million as of March 31, 2011 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. The additions and reductions to the accrual were included in "Cost of Services". The accrual is included in "Other Current Liabilities". We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

7. Commitments and Contingencies (Continued)

        The following summarizes the backcharge activity during the three months ended March 31, 2011 (in thousands):

Balance at December 31, 2010	$6,489
Additions	—
Utilization	—

Balance at March 31, 2011	$6,489

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

March 31, 2011

(Unaudited)

8. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        The effect of 0.4 million of common stock equivalents have been excluded from the calculation of diluted EPS for the quarter ended March 31, 2011 due to our net loss position. Assuming dilution, there were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2011. There were approximately 0.4 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2010.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Common shares outstanding, end of period(a)	37,543	37,504
Effect of using weighted average common shares outstanding	(6)	29

Shares used in computing earnings per share—basic	37,537	37,533
Effect of shares issuable under stock option plans based on the treasury stock method	—	286
Effect of contingently issuable restricted stock	—	—

Shares used in computing earnings per share—diluted	37,537	37,819

(a)
Excludes 0.5 million and 0.5 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2011 and 2010, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2010, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2011. Since the inception of the program in 2007 and as of March 31, 2011, we have repurchased a cumulative total of 4.9 million shares at an average price of $11.15 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        As of March 31, 2011, we had 4,299 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of March 31, 2011, we had 8 projects in process with a contract price greater than $15 million, 17 projects between $10 million and $15 million, 39 projects between $5 million and $10 million, and 177 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,085.9 million of aggregate contract value as of March 31, 2011, or approximately 58%, out of a total contract value for all projects in progress of $1,868.7 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 17% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty- day cancellation notice periods.

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

  Profile and Management of Our Operations

        We manage our 37 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenues and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines in 2009 and 2010, which have continued in the first quarter of 2011. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until July 2014. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last twelve calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2011 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Critical Accounting Policies

        Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this quarterly report on Form 10-Q, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

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

        Our self-insurance arrangements currently are as follows:

          Workers' Compensation— The per-incident deductible for workers' compensation is $500,000. Losses above $500,000 are determined by statutory rules on a state-by-state basis, and are fully covered by excess workers' compensation insurance.

          Employer's Liability— For employer's liability, the per incident deductible is $500,000. We are fully insured for the next $500,000 of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100 million in aggregate across this risk area (as well as general liability and auto liability noted below).

          General Liability— For general liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100 million in aggregate across this risk area (as well as employer's liability and auto liability noted below).

          Auto Liability— For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100 million in aggregate across this risk area (as well as employer's liability and general liability noted above).

          Employee Medical— We have two medical plans. The deductible for employee group health claims is $300,000 per person, per policy (calendar) year for one plan and $200,000 per person, per policy (calendar) year for the other plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

          Our $100 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $100 million of excess loss coverage for each of general liability, employer's liability and auto liability.

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

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. For acquisitions completed beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized in income from operations. For acquisitions completed before 2009, these obligations are recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2011	%	2010	%
Revenues	$282,059	100.0%	$236,475	100.0%
Cost of services	247,850	87.9%	196,967	83.3%

Gross profit	34,209	12.1%	39,508	16.7%
Selling, general and administrative expenses	42,622	15.1%	37,409	15.8%
Gain on sale of assets	(85)	—	(5)	—

Operating income (loss)	(8,328)	(3.0)%	2,104	0.9%
Interest income	26	—	64	—
Interest expense	(487)	(0.2)%	(285)	(0.1)%
Other income (expense)	(80)	—	12	—

Income (loss) before income taxes	(8,869)	(3.1)%	1,895	0.8%
Income tax expense (benefit)	(3,699)		730

Income (loss) from continuing operations	(5,170)	(1.8)%	1,165	0.5%
Gain on disposition of discontinued operation, net of tax	—		762

Net income (loss)	$(5,170)		$1,927

        We had 39 operating locations as of December 31, 2010. During the first quarter of 2011, we consolidated two companies into other operations. As of March 31, 2011, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2011 to 2010, as described below, excludes the results of ColonialWebb acquired in July 2010.

        Revenues—Revenues increased $45.6 million, or 19.3%, to $282.1 million for the first quarter of 2011 compared to the same period in 2010. The increase included a 2.0% increase in revenues related to the same-store activity as well as a 17.3% increase from the acquisition of ColonialWebb. The same-store revenue increase is primarily from the retail sector (approximately $4.5 million). We have seen increased activity, primarily in our New Hampshire operations. During the first quarter of 2011, ColonialWebb contributed revenues of approximately $40.8 million.

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

        Backlog as of March 31, 2011 was $619.5 million, a 0.3% increase from December 31, 2010 backlog of $617.9 million, and an increase from the March 31, 2010 backlog of $524.7 million. On a same-store basis, backlog increased 1.9% from March 31, 2010. The sequential and year-over-year increase was primarily related to our Maryland operations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 and 2010, which have continued in the first quarter of 2011. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

        Gross Profit—Gross profit decreased $5.3 million, or 13.4%, to $34.2 million for the first quarter of 2011 as compared to the same period in 2010. The decrease included an $11.0 million, or 27.9%, decrease in gross profit on a same-store basis offset by a $5.7 million, or 14.5%, increase related to the acquisition of ColonialWebb. As a percentage of revenues, gross profit decreased from 16.7% in 2010 to 12.1% in 2011. The quarter over quarter decrease in gross profit percentage resulted primarily from generally weak results. We also had job write-downs at our Southern Alabama operation (approximately $3.2 million) as well as job write-downs and lower profitability at our Maryland operation (approximately $2.9 million). The Southern Alabama operation was recently consolidated into a neighboring operation in the Florida Panhandle.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $5.2 million, or 13.9%, to $42.6 million for the first quarter of 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $1.7 million, or 4.5%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $0.6 million, or 60.9%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased from 15.8% in 2010 to 15.1% in 2011.

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

	Three Months Ended March 31,
	2011	2010
SG&A	$42,622	$37,409
Less: SG&A from companies acquired	(6,300)	—
Less: Amortization expense	(1,495)	(929)

Same-store SG&A, excluding amortization expense	$34,827	$36,480

        Income Tax Expense—Our year to date effective tax rate for 2011 is 41.7%, as compared to 38.5% in 2010. The increase in the effective tax rate for 2011 is primarily due to higher permanent differences not deductible for tax purposes relative to income. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2011 will be between 37% and 40%.

        Outlook—We expect that weakness in the underlying environment for nonresidential construction activity will continue to adversely impact activity levels in our industry in 2011. Our backlog, while still at solid levels by historical standards, declined substantially over the preceding two years. Our primary emphasis for 2011 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog and weak economic conditions for our industry, we expect to be profitable in 2011 but we expect lower overall levels of profitability than we experienced in 2010.

  Liquidity and Capital Resources:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash used in:
Operating activities	$(19,066)	$(11,461)
Investing activities	(1,874)	(2,554)
Financing activities	(1,770)	(4,065)

Net decrease in cash and cash equivalents	$(22,710)	$(18,080)

Free cash flow:
Cash used in operating activities	$(19,066)	$(11,461)
Purchases of property and equipment	(2,360)	(1,222)
Proceeds from sales of property and equipment	247	103

Free cash flow	$(21,179)	$(12,580)

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

        Cash Used in Operating Activities—Cash used for operating activities during the first quarter of 2011 was $19.1 million compared with $11.5 million during 2010. The $7.6 million incremental use of cash is primarily due to a $5.2 million net loss in 2011 compared to $1.9 million of net income in 2010.

        Cash Used in Investing Activities—During the first quarter of 2011, cash used for investing activities was $1.9 million compared with $2.6 million during 2010. The most significant item affecting the comparison of our investing cash flows for these quarters primarily related to $1.8 million paid for acquisitions in 2011 as compared to $3.6 million in 2010.

        Cash Used in Financing Activities—Cash used for financing activities was $1.8 million for the first quarter of 2011 compared to $4.1 million during 2010. The most significant item affecting the comparison of our financing cash flows for these quarters primarily related to our share repurchase program. We did not repurchase any shares in 2011 and repurchased approximately 0.2 million shares in 2010 for $2.2 million.

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

  Marketable Securities

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032). We sold the entire $2.0 million of these auction rate securities at face value during the first quarter of 2011.

  Share Repurchase Program

        In March 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2010, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2011. Since the inception of the program in 2007 and as of March 31, 2011, we have repurchased a cumulative total of 4.9 million shares, at an average price of $11.15 per share.

  Debt

  Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2011, we had no outstanding borrowings, $44.5 million in letters of credit outstanding, and $80.5 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to the higher of these two rates.

        The following is a summary of the margins above:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of March 31, 2011.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claim is unlikely in the foreseeable future. The letter of credit fees range from 1.30% to 1.90% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25% to 0.45% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of March 31, 2011 was 0.64.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Consolidated EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2011 was 9.78.

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

        We are in compliance with all of our financial covenants as of March 31, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $26.9 million, of which $2.0 million is current, as of March 31, 2011. These notes bear interest, payable annually, at a weighted average interest rate of 3.4%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired the $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. We have included both the $0.3 million current portion and the $2.7 million long-term portion on our balance sheet as of March 31, 2011. The weighted average interest rate on this variable rate debt as of March 31, 2011 was approximately 0.5%.

  Outlook

        We have generated positive net free cash flow for the last twelve calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and we continue to maintain a significant level of uncommitted cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of March 31, 2011 (in thousands):

	Twelve Months Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Notes to former owners	$2,017	$1,350	$11,469	$12,100	$—	$—	$26,936
Other debt	300	300	300	300	300	1,500	3,000
Interest payable	934	807	610	225	2	10	2,588
Operating lease obligations	9,827	8,720	6,540	4,483	3,075	5,059	37,704

Total	$13,078	$11,177	$18,919	$17,108	$3,377	$6,569	$70,228

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of March 31, 2011, we have $44.5 million letter of credit commitments, of which $39.0 million will expire in 2011 and $5.5 million will expire in 2012. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2011, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2011:

	Twelve Months Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Fixed Rate Debt	$2,017	$1,350	$11,469	$12,100	$—	$—	$26,936
Average Interest Rate	4.5%	3.8%	3.2%	3.3%	—	—	3.4%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,500	$3,000

        The weighted average interest rate on the variable rate debt as of March 31, 2011 was approximately 0.5%.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of December 31, 2010, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2011. Since the inception of the program and as of March 31, 2011, we have repurchased a cumulative total of 4.9 million shares at an average price of $11.15 per share.

        During the quarter ended March 31, 2011, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	4,867,047	733,490
February 1 - February 28	—	$—	4,867,047	733,490
March 1 - March 31	—	$—	4,867,047	733,490

	—	$—	4,867,047	733,490

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

        During the quarter ended March 31, 2011, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31	—	$—
February 1 - February 28	—	$—
March 1 - March 31	—	$—

	—	$—

Item 6.    Exhibits

        (a)   Exhibits.

10.1	Summary of 2011 Incentive Compensation Plan.
10.2	Form of Performance Restricted Stock Award Agreement dated March 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 28, 2011).
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
May 3, 2011	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
May 3, 2011	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
May 3, 2011	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer