Form 10-Q
period 2011-06-30
COMFORT SYSTEMS USA INC
filed 2011-08-02
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        The number of shares outstanding of the issuer's common stock, as of July 29, 2011 was 37,776,239 (excluding treasury shares of 3,347,126).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,101	$86,346
Accounts receivable, less allowance for doubtful accounts of $5,146 and $5,096, respectively	255,286	233,893
Other receivables	5,534	6,682
Income tax receivable	9,995	9,544
Inventories	10,062	9,365
Prepaid expenses and other	28,499	30,470
Costs and estimated earnings in excess of billings	26,423	26,648

Total current assets	385,900	402,948
PROPERTY AND EQUIPMENT, NET	41,039	43,620
GOODWILL	148,986	147,818
IDENTIFIABLE INTANGIBLE ASSETS, NET	37,388	39,616
OTHER NONCURRENT ASSETS	8,231	6,018

Total assets	$621,544	$640,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	460	967
Accounts payable	98,202	101,134
Accrued compensation and benefits	35,810	42,577
Billings in excess of costs and estimated earnings	61,558	63,422
Accrued self-insurance expense	31,199	28,994
Other current liabilities	30,536	30,816

Total current liabilities	258,065	268,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,700	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	24,919	25,969
DEFERRED INCOME TAX LIABILITIES	18,907	18,871
OTHER LONG-TERM LIABILITIES	11,570	11,486

Total liabilities	316,161	327,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,347,126 and 3,221,775 shares, respectively	(36,040)	(34,714)
Additional paid-in capital	326,181	326,467
Retained earnings	14,831	20,620

Total stockholders' equity	305,383	312,784

Total liabilities and stockholders' equity	$621,544	$640,020

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$312,148	$249,588	$594,207	$486,063
COST OF SERVICES	264,638	207,623	512,488	404,590

Gross profit	47,510	41,965	81,719	81,473
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,928	35,611	84,550	73,020
GOODWILL IMPAIRMENT	—	4,446	—	4,446
GAIN ON SALE OF ASSETS	(19)	(468)	(104)	(473)

Operating income (loss)	5,601	2,376	(2,727)	4,480
OTHER INCOME (EXPENSE):
Interest income	23	80	49	144
Interest expense	(466)	(289)	(953)	(574)
Other	517	(6)	437	6

Other income (expense)	74	(215)	(467)	(424)

INCOME (LOSS) BEFORE INCOME TAXES	5,675	2,161	(3,194)	4,056
INCOME TAX EXPENSE (BENEFIT)	2,513	515	(1,186)	1,245

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,162	1,646	(2,008)	2,811
GAIN ON DISPOSITION OF DISCONTINUED OPERATION, NET OF INCOME TAX BENEFIT OF $—, $—, $—, AND $29	—	—	—	762

NET INCOME (LOSS)	$3,162	$1,646	$(2,008)	$3,573

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$0.08	$0.04	$(0.05)	$0.08
Gain on disposition of discontinued operation	—	—	—	0.02

Net income (loss)	$0.08	$0.04	$(0.05)	$0.10

Diluted—
Income (loss) from continuing operations	$0.08	$0.04	$(0.05)	$0.07
Gain on disposition of discontinued operation	—	—	—	0.02

Net income (loss)	$0.08	$0.04	$(0.05)	$0.09

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,630	37,598	37,584	37,566

Diluted	37,742	37,848	37,584	37,834

DIVIDENDS PER SHARE	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009		41,123,365	$411	(3,129,460)	$(33,810)	$326,103	$(181)	$13,461	$305,984
Comprehensive Income:
Net income	$14,740	—	—	—	—	—	—	14,740	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	181	—	—	—	—	—	181	—	181

Comprehensive Income	$14,921

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	183,686	1,982	(875)	—	—	1,107
Issuance of restricted stock		—	—	235,122	2,864	(2,614)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,575)	(616)	—	—	—	(616)
Tax benefit from vesting of restricted stock		—	—	—	—	106	—	—	106
Forfeiture of unvested restricted stock		—	—	(5,610)	(60)	60	—	—	—
Stock-based compensation expense		—	—	—	—	3,687	—	—	3,687
Dividends		—	—	—	—	—	—	(7,581)	(7,581)
Share repurchase		—	—	(454,938)	(5,074)	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010		41,123,365	411	(3,221,775)	(34,714)	326,467	—	20,620	312,784
Comprehensive Income (Loss):
Net loss (unaudited)	$(2,008)	—	—	—	—	—	—	(2,008)	(2,008)

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	51,250	552	(184)	—	—	368
Issuance of restricted stock (unaudited)		—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(49,811)	(654)	—	—	—	(654)
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	54	—	—	54
Stock-based compensation expense (unaudited)		—	—	—	—	2,332	—	—	2,332
Dividends (unaudited)		—	—	—	—	—	—	(3,781)	(3,781)
Share repurchase (unaudited)		—	—	(357,492)	(3,712)	—	—	—	(3,712)

BALANCE AT JUNE 30, 2011 (unaudited)		41,123,365	$411	(3,347,126)	$(36,040)	$326,181	$—	$14,831	$305,383

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,162	$1,646	$(2,008)	$3,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Gain on disposition of discontinued operation	—	—	—	(762)
Amortization of identifiable intangible assets	1,700	983	3,358	2,146
Depreciation expense	3,013	2,461	6,174	4,934
Goodwill impairment	—	4,446	—	4,446
Bad debt expense	(128)	180	711	123
Deferred tax expense (benefit)	794	(1,825)	(1,316)	(3,266)
Amortization of debt financing costs	56	27	112	54
Gain on sale of assets	(19)	(468)	(104)	(473)
Changes in the fair value of contingent earn-out obligation	(584)	—	(489)	—
Stock-based compensation expense	1,094	923	2,332	2,074
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(20,835)	(1,940)	(22,555)	(1,669)
Inventories	(322)	(31)	(519)	532
Prepaid expenses and other current assets	972	1,475	2,203	2,329
Costs and estimated earnings in excess of billings	(724)	(2,508)	225	(1,621)
Other noncurrent assets	(1,533)	(598)	(2,323)	(332)
Increase (decrease) in—
Accounts payable and accrued liabilities	9,546	(67)	(7,846)	(16,290)
Billings in excess of costs and estimated earnings	(908)	(3,904)	(1,864)	(6,373)
Other long-term liabilities	339	(38)	466	(124)

Net cash provided by (used in) operating activities	(4,377)	762	(23,443)	(10,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,544)	(860)	(3,904)	(2,082)
Proceeds from sales of property and equipment	134	1,115	381	1,218
Proceeds from businesses sold	39	47	78	1,264
Sale of marketable securities	—	1,000	2,000	1,925
Cash paid for acquisitions, earnouts and intangible assets, net of cash acquired	(521)	—	(2,321)	(3,577)

Net cash provided by (used in) investing activities	(1,892)	1,302	(3,766)	(1,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(1,289)	(667)	(1,289)	(917)
Payments of dividends to shareholders	(1,923)	(1,889)	(3,803)	(3,771)
Share repurchase program	(3,712)	(1,437)	(3,712)	(3,653)
Shares received in lieu of tax withholding	(654)	(609)	(654)	(609)
Excess tax benefit of stock-based compensation	217	279	204	432
Proceeds from exercise of options	95	91	218	221

Net cash used in financing activities	(7,266)	(4,232)	(9,036)	(8,297)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,535)	(2,168)	(36,245)	(20,248)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	63,636	109,770	86,346	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$50,101	$107,602	$50,101	$107,602

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 44% of our consolidated 2011 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 56% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2011 revenues: HVAC 74%, plumbing 16%, building automation control systems 4% and other 6%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest	$411	$240	$810	$412
Income taxes for continuing operations	344	827	998	1,653

Total	$755	$1,067	$1,808	$2,065

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

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Our year to date effective tax rate for 2011 is 37.1% as compared to 30.7% in 2010. The increase in the effective tax rate for 2011 is primarily due to a lower than usual rate in 2010 from the release of certain valuation allowances during the second quarter of 2010.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$50,101	$50,101	$—	$—
Contingent earn-out obligation	$6,977	$—	$—	$6,977

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

        The valuation of the Company's contingent earn-out obligation is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligation is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings in "Other income (expense)".

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at beginning of year	$7,466
Issuances	—
Adjustments to fair value	(489)

Balance at end of period	$6,977

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of year	$147,818	$100,194
Additions	1,168	53,358
Impairment adjustment	—	(5,734)

Balance at end of period	$148,986	$147,818

        The July 2010 ColonialWebb acquisition resulted in goodwill of approximately $49.9 million.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

        We recorded a goodwill impairment charge of $4.4 million during the second quarter of 2010 and an impairment charge for $1.3 million in the fourth quarter of 2010. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance. When the carrying value of a given reporting unit is less than its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		June 30, 2011		December 31, 2010
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$27,078	$(7,586)	$25,948	$(5,378)
Backlog	1 - 2	4,740	(4,486)	4,740	(4,253)
Noncompete agreements	2 - 7	3,490	(2,029)	3,490	(1,710)
Tradenames	2 - 25	19,570	(3,389)	19,570	(2,791)

Total		$54,878	$(17,490)	$53,748	$(14,132)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility	$—	$—
Other debt	3,000	3,000
Notes to former owners	25,379	26,936

Total debt	28,379	29,936
Less—current portion	(760)	(1,267)

Total long-term portion of debt	$27,619	$28,669

  Revolving Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. The Facility provides that availability under the facility will be limited to the lesser of the face amount of $125.0 million, or indebtedness less certain exclusions equal to 2.5 times trailing twelve month Credit Facility Adjusted

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

EBITDA, which calculates to $105.6 million as of June 30, 2011. As of June 30, 2011, we had no outstanding borrowings, $43.0 million in letters of credit outstanding, and $77.2 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of June 30, 2011.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net income	$9,159
Interest expense, net	1,980
Income taxes—continuing operations	3,929
Income taxes—discontinued operations	195
Depreciation and amortization expense	19,894
Stock compensation expense	3,945
Goodwill impairment	1,288
Pre-acquisition results of acquired companies, as defined in the credit agreement	1,861

Credit Facility Adjusted EBITDA	$42,251

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2011 was 0.67.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2011 was 12.19.

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

        We are in compliance with all of our financial covenants as of June 30, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

$25.4 million as of June 30, 2011, of which $0.5 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired the $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse, of which $0.3 million is current as of June 30, 2011. The weighted average interest rate on this variable rate debt as of June 30, 2011 was approximately 0.5%.

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

        In addition to the matters described above, we have accrued $7.1 million as of June 30, 2011 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. In July 2011, the Company reached an agreement related to certain backcharges, and this resulted in an increase to the accrual of $0.6 million during the second quarter. The payment associated with this agreement of $4.8 million will be paid in the third quarter of 2011. The additions and reductions to the accrual are included in "Cost of Services." The accrual is included in "Other Current Liabilities." We believe these accruals reflect a probable outcome with respect to such backcharges and potential backcharges, however, if we are not successful in resolving these disputes, we may in the future experience a material adverse effect on our operating results.

        The following summarizes the backcharge activity during the six months ended June 30, 2011 (in thousands):

Balance at December 31, 2010	$6,489
Additions	600
Utilization	—

Balance at June 30, 2011	$7,089

  Surety

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

        There were approximately 0.7 million and 0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended June 30, 2011 and 2010, respectively. The effect of 0.3 million of common stock equivalents have been excluded from the calculation of diluted EPS for the six months ended June 30, 2011 due to our net loss position. Assuming dilution, there were approximately 0.5 million anti-dilutive stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2011. There were approximately

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

8. Stockholders' Equity (Continued)

0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the six months ended June 30, 2010.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common shares outstanding, end of period(a)	37,414	37,565	37,414	37,565
Effect of using weighted average common shares outstanding	216	33	170	1

Shares used in computing earnings per share—basic	37,630	37,598	37,584	37,566
Effect of shares issuable under stock option plans based on the treasury stock method	110	250	—	268
Effect of contingently issuable restricted stock	2	—	—	—

Shares used in computing earnings per share—diluted	37,742	37,848	37,584	37,834

(a)
Excludes 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2011 and 2010, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of June 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the six months ended June 30, 2011 at an average price of $10.38 per share. Since the inception of the program in 2007 and as of June 30, 2011, we have repurchased a cumulative total of 5.2 million shares at an average price of $11.10 per share.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $375,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of June 30, 2011, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,500	$744.9
$1 million - $5 million	172	417.5
$5 million - $10 million	39	325.8
$10 million - $15 million	16	188.0
Greater than $15 million	5	95.9

Total	4,732	$1,772.1

        In addition to project work, approximately 18% of our revenues represent maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines in 2009 and 2010, which have continued in 2011. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

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

        We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances or their useful lives.

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Revenues	$312,148	100.0%	$249,588	100.0%	$594,207	100.0%	$486,063	100.0%
Cost of services	264,638	84.8%	207,623	83.2%	512,488	86.2%	404,590	83.2%

Gross profit	47,510	15.2%	41,965	16.8%	81,719	13.8%	81,473	16.8%
Selling, general and administrative expenses	41,928	13.4%	35,611	14.3%	84,550	14.2%	73,020	15.0%
Goodwill impairment	—	—	4,446	1.8%	—	—	4,446	0.9%
Gain on sale of assets	(19)	—	(468)	(0.2)%	(104)	—	(473)	(0.1)%

Operating income (loss)	5,601	1.8%	2,376	1.0%	(2,727)	(0.5)%	4,480	0.9%
Interest income	23	—	80	—	49	—	144	—
Interest expense	(466)	(0.1)%	(289)	(0.1)%	(953)	(0.2)%	(574)	(0.1)%
Other income (expense)	517	0.2%	(6)	—	437	0.1%	6	—

Income (loss) before income taxes	5,675	1.8%	2,161	0.9%	(3,194)	(0.5)%	4,056	0.8%
Income tax expense (benefit)	2,513		515		(1,186)		1,245

Income (loss) from continuing operations	3,162	1.0%	1,646	0.7%	(2,008)	(0.3)%	2,811	0.6%
Gain on disposition of discontinued operation, net of tax	—		—		—		762

Net income (loss)	$3,162		$1,646		$(2,008)		$3,573

        We had 39 operating locations as of December 31, 2010. During the first quarter of 2011, we consolidated two companies into other operations. As of June 30, 2011, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2011 to 2010, as described below, excludes the results of ColonialWebb acquired in July 2010.

        Revenues—Revenues increased $62.6 million, or 25.1%, to $312.1 million for the second quarter of 2011 compared to the same period in 2010. The increase included a 8.2% increase in revenues related to the same-store activity as well as a 16.9% increase from the acquisition of ColonialWebb. The same-store revenue increase is primarily from the office buildings sector (approximately $9.7 million). We have seen increased activity, primarily in our Maryland operations. During the second quarter of 2011, ColonialWebb contributed revenues of approximately $42.1 million.

        Revenues increased $108.1 million, or 22.2%, to $594.2 million for the first six months of 2011 compared to the same period in 2010. The increase included a 5.1% increase in revenues related to the same-store activity as well as a 17.1% increase from the acquisition of ColonialWebb. The same-store revenue increase is primarily from the office buildings sector (approximately $13.5 million). We have seen increased activity, primarily in our Maryland operations. During the first six months of 2011, ColonialWebb contributed revenues of approximately $82.9 million.

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

        Backlog as of June 30, 2011 was $621.2 million, a 0.3% increase from March 31, 2011 backlog of $619.5 million, and a 22.6% increase from the June 30, 2010 backlog of $506.5 million. On a same-store basis, backlog increased 4.6% from June 30, 2010. The sequential increase in backlog primarily relates to our Northern Alabama operations. The year-over-year increase was primarily related to our Maryland operations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 and 2010, which have continued in 2011. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenues.

        Gross Profit—Gross profit increased $5.5 million, or 13.2%, to $47.5 million for the second quarter of 2011 as compared to the same period in 2010. The increase included a $1.8 million, or 4.4%, decrease in gross profit on a same-store basis offset by a $7.4 million, or 17.6%, increase related to the acquisition of ColonialWebb. As a percentage of revenues, gross profit decreased from 16.8% in 2010 to 15.2% in 2011. The quarter over quarter decrease in gross profit percentage resulted primarily from a difficult pricing environment, most notably at our Maryland operation, which benefited from the close out of profitable jobs in 2010 (approximately $4.2 million).

        Gross profit increased $0.2 million, or 0.3%, to $81.7 million for the first six months of 2011 as compared to the same period in 2010. The increase included a $12.9 million, or 15.8%, decrease in gross profit on a same-store basis offset by a $13.1 million, or 16.1%, increase related to the acquisition of ColonialWebb. As a percentage of revenues, gross profit decreased from 16.8% in 2010 to 13.8% in 2011. The year-over-year decrease in gross profit percentage resulted primarily from a difficult pricing environment, most notably at our Maryland operation (approximately $7.1 million). We also had job write-downs at our Southern Alabama operation (approximately $3.6 million), which has been consolidated into a neighboring operation in the Florida Panhandle.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $6.3 million, or 17.7%, to $41.9 million for the second quarter of 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $1.3 million, or 3.9%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $0.8 million, or 93.3%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased from 14.3% in 2010 to 13.4% in 2011.

        SG&A increased $11.5 million, or 15.8%, to $84.6 million for the first six months of 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $3.0 million, or 4.2%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $1.3 million, or 76.2%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased from 15.0% in 2010 to 14.2% in 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SG&A	$41,928	$35,611	$84,550	$73,020
Less: SG&A from companies acquired	(6,895)	—	(13,195)	—
Less: Amortization expense	(1,606)	(831)	(3,101)	(1,760)

Same-store SG&A, excluding amortization expense	$33,427	$34,780	$68,254	$71,260

        Income Tax Expense—Our year to date effective tax rate for 2011 is 37.1%, as compared to 30.7% in 2010. The increase in the effective tax rate for 2011 is primarily due to a lower than usual rate in 2010 from the release of certain valuation allowances during the second quarter of 2010. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. Our projected effective tax rate for the full year is expected to be lower in 2011 due to certain permanent differences generated from acquisition related fair value adjustments. We currently estimate our annual effective tax rate for 2011 will be between 25% and 38%.

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

  Liquidity and Capital Resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities	$(4,377)	$762	$(23,443)	$(10,699)
Investing activities	$(1,892)	$1,302	$(3,766)	$(1,252)
Financing activities	$(7,266)	$(4,232)	$(9,036)	$(8,297)

Net decrease in cash and cash equivalents	$(13,535)	$(2,168)	$(36,245)	$(20,248)

Free cash flow:
Cash provided by (used in) operating activities	$(4,377)	$762	$(23,443)	$(10,699)
Purchases of property and equipment	(1,544)	(860)	(3,904)	(2,082)
Proceeds from sales of property and equipment	134	1,115	381	1,218

Free cash flow	$(5,787)	$1,017	$(26,966)	$(11,563)

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

        Cash Used in Operating Activities—Cash used for operating activities during the second quarter of 2011 was $4.4 million compared with $0.8 million of cash provided by operating activities during 2010. Although net income increased by approximately $1.5 million during these periods, this amount was offset by an investment in working capital.

        Cash used for operating activities during the first six months of 2011 was $23.4 million compared with $10.7 million during 2010. The $12.7 million incremental use of cash is primarily due to a $2.0 million net loss in 2011 compared to $3.6 million of net income in 2010 as well as an $8.7 million investment in working capital.

        Cash Used in Investing Activities—During the second quarter of 2011, cash used for investing activities was $1.9 million compared with $1.3 million of cash provided by investing activities during 2010. The most significant item affecting the comparison of our investing cash flows for these quarters primarily related to $1.0 million received for the sale of marketable securities in 2010.

        During the first six months of 2011, cash used for investing activities was $3.8 million compared with $1.3 million during 2010. The $2.5 million incremental use of cash primarily related to purchases of property and equipment.

        Cash Used in Financing Activities—Cash used for financing activities was $7.3 million for the second quarter of 2011 compared to $4.2 million during 2010. The most significant item affecting the comparison of our financing cash flows for these quarters primarily related to our share repurchase program. We repurchased approximately 0.4 million shares in 2011 for $3.7 million as compared to 0.1 million shares in 2010 for $1.4 million.

        Cash used for financing activities was $9.0 million for the first six months of 2011 compared to $8.3 million during 2010. The most significant item affecting the comparison of our financing cash flows for these periods primarily related to payments on other long-term debt.

        Free Cash Flow—We define free cash flow as cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

  Marketable Securities

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032). We sold the entire $2.0 million of these auction rate securities at face value during the first quarter of 2011.

  Share Repurchase Program

        In March 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of June 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the six months ended June 30, 2011 at an average price of $10.38 per share. Since the inception of the program in 2007 and as of June 30, 2011, we have repurchased a cumulative total of 5.2 million shares, at an average price of $11.10 per share.

  Debt

  Credit Facility

        On July 16, 2010, we entered into a $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in July 2014 and is secured by the capital stock of our current and future subsidiaries. The Facility provides that availability under the facility will be limited to the lesser of the face amount of $125.0 million, or indebtedness less certain exclusions equal to 2.5 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to $105.6 million as of June 30, 2011. As of June 30, 2011, we had no outstanding borrowings, $43.0 million in letters of credit outstanding, and $77.2 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of June 30, 2011.

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

Net income	$9,159
Interest expense, net	1,980
Income taxes—continuing operations	3,929
Income taxes—discontinued operations	195
Depreciation and amortization expense	19,894
Stock compensation expense	3,945
Goodwill impairment	1,288
Pre-acquisition results of acquired companies, as defined in the credit agreement	1,861

Credit Facility Adjusted EBITDA	$42,251

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.50. The leverage ratio as of June 30, 2011 was 0.67.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.0. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2011 was 12.19.

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

        We are in compliance with all of our financial covenants as of June 30, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $25.4 million, of which $0.5 million is current, as of June 30, 2011. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired the $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse, of which $0.3 million is current as of June 30, 2011. The weighted average interest rate on this variable rate debt as of June 30, 2011 was approximately 0.5%.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of June 30, 2011 (in thousands):

	Twelve Months Ended June 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Notes to former owners	$460	$1,350	$11,469	$12,100	$—	$—	$25,379
Other debt	300	300	300	300	300	1,500	3,000
Interest payable	857	796	521	128	2	10	2,314
Operating lease obligations	10,014	8,737	6,236	3,851	2,792	4,151	35,781

Total	$11,631	$11,183	$18,526	$16,379	$3,094	$5,661	$66,474

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of June 30, 2011, we have $43.0 million in letter of credit commitments, of which $34.4 million will expire in 2011 and $8.6 million will expire in 2012. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2011, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2011:

	Twelve Months Ended June 30,
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Fixed Rate Debt	$460	$1,350	$11,469	$12,100	$—	$—	$25,379
Average Interest Rate	3.9%	3.8%	3.2%	3.3%	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,500	$3,000

        The weighted average interest rate on the variable rate debt as of June 30, 2011 was approximately 0.5%.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of June 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.4 million shares during the six months ended June 30, 2011 at an average price of $10.38 per share. Since the inception of the program and as of June 30, 2011, we have repurchased a cumulative total of 5.2 million shares at an average price of $11.10 per share.

        During the quarter ended June 30, 2011, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	4,867,047	733,490
May 1 - May 31	77,009	$10.66	4,944,056	656,481
June 1 - June 30	280,483	$10.31	5,224,539	375,998

	357,492	$10.38	5,224,539	375,998

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

        During the six months ended June 30, 2011, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1 - April 30	33,464	$14.15
May 1 - May 31	16,347	$11.00
June 1 - June 30	—	$—

	49,811	$13.12

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
August 2, 2011	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
August 2, 2011	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
August 2, 2011	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer