Form 10-Q
period 2011-09-30
COMFORT SYSTEMS USA INC
filed 2011-11-07
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        The number of shares outstanding of the issuer's common stock, as of October 31, 2011 was 37,455,699 (excluding treasury shares of 3,667,666).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,692	$86,346
Accounts receivable, less allowance for doubtful accounts of $4,766 and $5,096, respectively	259,769	233,893
Other receivables	9,598	6,682
Income tax receivable	11,478	9,544
Inventories	9,742	9,365
Prepaid expenses and other	24,602	30,470
Costs and estimated earnings in excess of billings	29,121	26,648

Total current assets	388,002	402,948
PROPERTY AND EQUIPMENT, NET	40,475	43,620
GOODWILL	93,640	147,818
IDENTIFIABLE INTANGIBLE ASSETS, NET	36,099	39,616
OTHER NONCURRENT ASSETS	7,430	6,018

Total assets	$565,646	$640,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	510	967
Accounts payable	101,421	101,134
Accrued compensation and benefits	36,805	42,577
Billings in excess of costs and estimated earnings	62,218	63,422
Accrued self-insurance expense	30,799	28,994
Other current liabilities	23,699	30,816

Total current liabilities	255,752	268,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,400	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	24,969	25,969
DEFERRED INCOME TAX LIABILITIES	11,599	18,871
OTHER LONG-TERM LIABILITIES	6,278	11,486

Total liabilities	300,998	327,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,626,473 and 3,221,775 shares, respectively	(38,642)	(34,714)
Additional paid-in capital	324,617	326,467
Retained earnings (deficit)	(21,738)	20,620

Total stockholders' equity	264,648	312,784

Total liabilities and stockholders' equity	$565,646	$640,020

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE	$328,113	$307,648	$922,320	$793,711
COST OF SERVICES	279,005	257,339	791,493	661,929

Gross profit	49,108	50,309	130,827	131,782
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,493	41,885	126,043	114,905
GOODWILL IMPAIRMENT	55,134	—	55,134	4,446
GAIN ON SALE OF ASSETS	(58)	(29)	(162)	(502)

Operating income (loss)	(47,461)	8,453	(50,188)	12,933
OTHER INCOME (EXPENSE):
Interest income	16	39	65	183
Interest expense	(478)	(832)	(1,431)	(1,406)
Changes in the fair value of contingent earn-out obligations	5,077	650	5,566	650
Other	(16)	19	(68)	25

Other income (expense)	4,599	(124)	4,132	(548)

INCOME (LOSS) BEFORE INCOME TAXES	(42,862)	8,329	(46,056)	12,385
INCOME TAX EXPENSE (BENEFIT)	(6,293)	2,919	(7,479)	4,164

INCOME (LOSS) FROM CONTINUING OPERATIONS	(36,569)	5,410	(38,577)	8,221
GAIN (LOSS) ON DISPOSITION OF DISCONTINUED OPERATION, NET OF INCOME TAX EXPENSE OF $—, $195, $— AND $166	—	(39)	—	723

NET INCOME (LOSS)	$(36,569)	$5,371	$(38,577)	$8,944

INCOME (LOSS) PER SHARE:
Basic—
Income (loss) from continuing operations	$(0.98)	$0.14	$(1.03)	$0.22
Gain on disposition of discontinued operation	—	—	—	0.02

Net income (loss)	$(0.98)	$0.14	$(1.03)	$0.24

Diluted—
Income (loss) from continuing operations	$(0.98)	$0.14	$(1.03)	$0.22
Gain on disposition of discontinued operation	—	—	—	0.02

Net income (loss)	$(0.98)	$0.14	$(1.03)	$0.24

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,325	37,560	37,496	37,564

Diluted	37,325	37,794	37,496	37,821

DIVIDENDS PER SHARE	$0.050	$0.050	$0.150	$0.150

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

		STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009		41,123,365	$411	(3,129,460)	$(33,810)	$326,103	$(181)	$13,461	$305,984
Comprehensive income:
Net income	$14,740	—	—	—	—	—	—	14,740	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	181	—	—	—	—	—	181	—	181

Comprehensive income	$14,921

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	183,686	1,982	(875)	—	—	1,107
Issuance of restricted stock		—	—	235,122	2,864	(2,614)	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,575)	(616)	—	—	—	(616)
Tax benefit from vesting of restricted stock		—	—	—	—	106	—	—	106
Forfeiture of unvested restricted stock		—	—	(5,610)	(60)	60	—	—	—
Stock-based compensation expense		—	—	—	—	3,687	—	—	3,687
Dividends		—	—	—	—	—	—	(7,581)	(7,581)
Share repurchase		—	—	(454,938)	(5,074)	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010		41,123,365	411	(3,221,775)	(34,714)	326,467	—	20,620	312,784
Comprehensive income (loss):
Net loss (unaudited)	$(38,577)	—	—	—	—	—	—	(38,577)	(38,577)

Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)		—	—	51,950	559	(188)	—	—	371
Issuance of restricted stock (unaudited)		—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)		—	—	(49,911)	(654)	—	—	—	(654)
Tax benefit from vesting of restricted stock (unaudited)		—	—	—	—	54	—	—	54
Stock-based compensation expense (unaudited)		—	—	—	—	2,672	—	—	2,672
Dividends (unaudited)		—	—	—	—	(1,900)	—	(3,781)	(5,681)
Share repurchase (unaudited)		—	—	(637,439)	(6,321)	—	—	—	(6,321)

BALANCE AT SEPTEMBER 30, 2011 (unaudited)		41,123,365	$411	(3,626,473)	$(38,642)	$324,617	$—	$(21,738)	$264,648

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,569)	$5,371	$(38,577)	$8,944
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Loss (gain) on disposition of discontinued operation	—	39	—	(723)
Write-off of debt financing costs	—	181	—	181
Amortization of identifiable intangible assets	1,722	1,877	5,080	4,023
Depreciation expense	2,974	2,925	9,148	7,859
Goodwill impairment	55,134	—	55,134	4,446
Bad debt expense	(202)	578	509	701
Deferred tax benefit	(4,939)	(1,484)	(6,255)	(4,750)
Amortization of debt financing costs	56	48	168	102
Gain on sale of assets	(58)	(29)	(162)	(502)
Changes in the fair value of contingent earn-out obligations	(5,077)	(650)	(5,566)	(650)
Stock-based compensation expense	340	517	2,672	2,591
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(3,226)	(19,814)	(25,781)	(21,483)
Inventories	320	230	(199)	762
Prepaid expenses and other current assets	(4,172)	(6,777)	(1,969)	(4,448)
Costs and estimated earnings in excess of billings	(2,698)	5,875	(2,473)	4,254
Other noncurrent assets	3,049	(747)	726	(1,079)
Increase (decrease) in—
Accounts payable and accrued liabilities	(5,622)	11,656	(13,468)	(4,634)
Billings in excess of costs and estimated earnings	660	3,385	(1,204)	(2,988)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	(7,056)	—	(7,056)
Other long-term liabilities	(214)	103	252	(21)

Net cash provided by (used in) operating activities	1,478	(3,772)	(21,965)	(14,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,548)	(2,021)	(6,452)	(4,103)
Proceeds from sales of property and equipment	230	11	611	1,229
Proceeds from businesses sold	39	203	117	1,467
Sale of marketable securities	—	1,000	2,000	2,925
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(288)	(38,358)	(2,609)	(41,935)

Net cash used in investing activities	(2,567)	(39,165)	(6,333)	(40,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—	—
Payments on other long-term debt	(300)	(16,382)	(1,589)	(17,299)
Debt financing costs	(550)	(911)	(550)	(911)
Payments of dividends to shareholders	(1,864)	(1,881)	(5,667)	(5,652)
Share repurchase program	(2,609)	(851)	(6,321)	(4,504)
Shares received in lieu of tax withholding	—	(10)	(654)	(619)
Excess tax benefit of stock-based compensation	2	15	206	447
Proceeds from exercise of options	1	16	219	237

Net cash used in financing activities	(5,320)	(20,004)	(14,356)	(28,301)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,409)	(62,941)	(42,654)	(83,189)

CASH AND CASH EQUIVALENTS, beginning of period—continuing and discontinued operations	50,101	107,602	86,346	127,850

CASH AND CASH EQUIVALENTS, end of period—continuing and discontinued operations	$43,692	$44,661	$43,692	$44,661

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 42% of our consolidated 2011 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 58% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2011 revenue: HVAC 74%, plumbing 16%, building automation control systems 4% and other 6%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest	$388	$308	$1,198	$720
Income taxes for continuing operations	118	655	1,116	2,308

Total	$506	$963	$2,314	$3,028

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the nine months ended September 30, 2011 our tax benefit is $7,479 with an effective tax rate of 16.2% as compared to tax expense of $4,164 with an effective tax rate of 33.6% for the nine months ended September 30, 2010. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that is not deductible for tax purposes and an increase in valuation allowances related to certain state net operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. The effective tax rate in 2010 was lower than the federal statutory rate due to the release of certain valuation allowances during the second quarter of 2010. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,692	$43,692	$—	$—
Contingent earn-out obligations	$1,900	$—	$—	$1,900

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

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at beginning of year	$7,466
Issuances	—
Settlements	—
Adjustments to fair value	(5,566)

Balance at end of period	$1,900

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2011, we recorded a goodwill impairment charge of $55.1 million as discussed in Note 5 "Goodwill and Identifiable Intangible Assets, Net". We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4. Acquisitions

  Acquisition of ColonialWebb

        On July 28, 2010, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of ColonialWebb Contractors Company ("ColonialWebb"). ColonialWebb operates as a comprehensive, single-source construction, service, manufacturing and refrigeration service firm servicing the Mid-Atlantic region. ColonialWebb is headquartered in Richmond, Virginia with seven other locations. The acquisition date fair value of consideration transferred was $110.3 million, of which $49.9 million was allocated to goodwill. See Note 5 "Goodwill and Identifiable Intangible Assets, Net" for discussion of the goodwill impairment of ColonialWebb recorded during the third quarter of 2011.

  Other Acquisitions

        We completed one acquisition in the first quarter and one in the third quarter of 2011. There were two acquisitions for the nine months ending September 30, 2010. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of year	$147,818	$100,194
Additions	956	53,358
Impairment adjustment	(55,134)	(5,734)

Balance at end of period	$93,640	$147,818

        During the third quarter of 2011 and prior to our annual impairment testing on October 1, we concluded that impairment indicators existed at four reporting units serving the Virginia, Maryland and North Carolina markets, including ColonialWebb, based upon year to date results and recent forecasts. Significant declines in year to date revenues and operating margins through the summer months when the demand for new installation and replacement services is generally higher caused us to revise our expectations in our financial models for these reporting units.

        We performed a step one goodwill impairment test for these four reporting units and concluded that the carrying value exceeded the fair value for each of the units tested. Therefore, we commenced the required second step of the assessment for these four reporting units in which the implied fair value of the goodwill is compared to the book value of the goodwill. There is a significant amount of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

work required to perform the second step of the impairment assessment and that work has not been completed as of the date of filing these financial statements. Our preliminary assessment is that the book value of each of the reporting units' goodwill exceeded the implied fair value. These reporting units had a total goodwill balance of $75.7 million. Our best estimate of the impairment is a $55.1 million non-cash goodwill impairment charge which we recorded during the third quarter of 2011. Any adjustments to this estimated goodwill impairment charge will be recognized in the fourth quarter of 2011.

        There were no changes in our methodologies for valuing goodwill during the current year. The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis, 50% to the public company approach and 0% to the transaction approach due to the lack of comparable market data. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 2-3%.

        Under the income approach which is weighted 50%, a one percentage point increase in the discount rate and a one percentage point decrease in the long-term growth rate would have decreased the fair value of each of these reporting units ranging from $0.1 million to $1.8 million. Under the public company market approach which has a weighting of 50%, a 10% decrease in the market approach multiples would have decreased the fair value of each of these reporting units by $0.2 million to $2.5 million.

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

        During 2010, we recorded a goodwill impairment charge of $4.4 million during the second quarter and an impairment charge for $1.3 million in the fourth quarter. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in Delaware could no longer support the related goodwill balance.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		September 30, 2011		December 31, 2010
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$27,451	$(8,695)	$25,948	$(5,378)
Backlog	1 - 2	4,790	(4,639)	4,740	(4,253)
Noncompete agreements	2 - 7	3,500	(2,190)	3,490	(1,710)
Tradenames	2 - 25	19,570	(3,688)	19,570	(2,791)

Total		$55,311	$(19,212)	$53,748	$(14,132)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$—	$—
Other debt	2,700	3,000
Notes to former owners	25,479	26,936

Total debt	28,179	29,936
Less—current portion	(810)	(1,267)

Total long-term portion of debt	$27,369	$28,669

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, now expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2011, we had no outstanding borrowings, $42.7 million in letters of credit outstanding, and $82.3 million of credit available.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 to 2.50	2.50 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%	1.75%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%	2.75%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.3% as of September 30, 2011.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.30% to 2.10% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25% to 0.50% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

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

        The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net loss	$(32,781)
Interest expense, net	1,649
Income taxes—continuing operations	(5,283)
Depreciation and amortization expense	19,788
Stock compensation expense	3,768
Goodwill impairment	56,422
Pre-acquisition results of acquired companies, as defined in the credit agreement	—

Credit Facility Adjusted EBITDA	$43,563

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of September 30, 2011 was 0.65.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.0 through December 31, 2013, 1.5 through June 30, 2014 and 1.0 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2011 was 12.95.

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of September 30, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $25.5 million as of September 30, 2011, of which $0.5 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of September 30, 2011 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of September 30, 2011 was approximately 0.5%.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

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

        In addition to the matters described above, we had accrued $7.1 million as of June 30, 2011 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. During the third quarter of 2011, the Company reached an agreement related to certain backcharges, and this resulted in a $4.8 million payment and a $0.2 million recovery in the third quarter of 2011. The additions and reductions to the accrual are included in "Cost of Services."

        The following summarizes the backcharge activity during the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$6,489
Additions	600
Cash payments, net of recovery	(4,593)
Non-cash reduction	(2,496)

Balance at September 30, 2011	$—

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

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

7. Commitments and Contingencies (Continued)

to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

        The effect of 0.1 million and 0.2 million of common stock equivalents have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively, due to our net loss position in these periods. Assuming dilution, there were approximately 0.8 million and 0.7 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively. There were approximately 0.7 million and 0.5 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

8. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common shares outstanding, end of period(a)	37,134	37,491	37,134	37,491
Effect of using weighted average common shares outstanding	191	69	362	73

Shares used in computing earnings per share—basic	37,325	37,560	37,496	37,564
Effect of shares issuable under stock option plans based on the treasury stock method	—	234	—	257
Effect of contingently issuable restricted stock	—	—	—	—

Shares used in computing earnings per share—diluted	37,325	37,794	37,496	37,821

(a)
Excludes 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2011 and 2010, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of September 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.6 million shares during the nine months ended September 30, 2011 at an average price of $9.92 per share. Since the inception of the program in 2007 and as of September 30, 2011, we have repurchased a cumulative total of 5.5 million shares at an average price of $11.00 per share.

9. Subsequent Events

        In October 2011, the Company entered into an agreement to settle a legal matter. This settlement will result in the Company recognizing a gain of approximately $1.0 million in the fourth quarter of 2011. The cash settlement was received in October 2011.

        On November 2, 2011, we acquired a 60% majority interest in Environmental Air Systems ("EAS"), headquartered in Greensboro, North Carolina. EAS had 2010 revenue of approximately $67.8 million and pre-tax income of approximately $1.9 million. The purchase price was approximately $30.0 million in cash. Further, the agreement includes a working capital adjustment based upon the balance sheet as of the acquisition date, as well as contingent consideration based upon future earnings.

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

  Nature and Economics of Our Business

        Approximately 82% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $350,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of September 30, 2011, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,979	$1,294
$1 million - $5 million	172	311
$5 million - $10 million	39	102
$10 million - $15 million	16	39
Greater than $15 million	5	81

Total	5,211	$1,827

        In addition to project work, approximately 18% of our revenue represents maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

        A relatively small portion of our revenue comes from national and regional account customers. These customers typically have multiple sites, and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We perform the majority of this work with our own employees, with the balance being subcontracted to third parties that meet our performance qualifications. We will also typically use proprietary information systems to maintain information on the customer's sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

  Profile and Management of Our Operations

        We manage our 37 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have a significant level of uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until September 2016. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last twelve calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

        The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenue and operating results generally will be lower in the first and fourth calendar quarters.

  Critical Accounting Policies

        Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this quarterly report on Form 10-Q, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described as follows and in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

  Percentage of Completion Method of Accounting

        Approximately 82% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually do differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

        The percentage of completion method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of the percentage of completion of the contract.

        Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims is currently immaterial. Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. When the carrying value of a given business unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the business unit is less than its carrying value. If other business units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other business units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        We estimate the fair value of the reporting unit based on two market approaches and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The market approaches utilized market multiples of invested capital from comparable publicly traded companies ("public company approach") and comparable transactions ("transaction approach"). The market multiples from invested capital include revenue, book equity plus debt and earnings before interest, taxes, depreciation and amortization ("EBITDA"). These assumptions are evaluated and updated on an annual basis.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Revenue	$328,113	100.0%	$307,648	100.0%	$922,320	100.0%	$793,711	100.0%
Cost of services	279,005	85.0%	257,339	83.6%	791,493	85.8%	661,929	83.4%

Gross profit	49,108	15.0%	50,309	16.4%	130,827	14.2%	131,782	16.6%
Selling, general and administrative expenses	41,493	12.6%	41,885	13.6%	126,043	13.7%	114,905	14.5%
Goodwill impairment	55,134	16.8%	—	—	55,134	6.0%	4,446	0.6%
Gain on sale of assets	(58)	—	(29)	—	(162)	—	(502)	(0.1)%

Operating income (loss)	(47,461)	(14.5)%	8,453	2.7%	(50,188)	(5.4)%	12,933	1.6%
Interest income	16	—	39	—	65	—	183	—
Interest expense	(478)	(0.1)%	(832)	(0.3)%	(1,431)	(0.2)%	(1,406)	(0.2)%
Changes in the fair value of contingent earn-out obligations	5,077	1.5%	650	0.2%	5,566	0.6%	650	0.1%
Other income (expense)	(16)	—	19	—	(68)	—	25	—

Income (loss) before income taxes	(42,862)	(13.1)%	8,329	2.7%	(46,056)	(5.0)%	12,385	1.6%
Income tax expense (benefit)	(6,293)		2,919		(7,479)		4,164

Income (loss) from continuing operations	(36,569)	(11.1)%	5,410	1.8%	(38,577)	(4.2)%	8,221	1.0%
Gain(loss) on disposition of discontinued operation, net of tax	—		(39)		—		723

Net income (loss)	$(36,569)		$5,371		$(38,577)		$8,944

        We had 39 operating locations as of December 31, 2010. During the first quarter of 2011, we consolidated two companies into other operations. As of September 30, 2011, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2011 to 2010, as described below, excludes the results of ColonialWebb, which was acquired in July 2010, for the nine months ended September 30, 2011 and for the two months ended September 30, 2010.

        Revenue—Revenue increased $20.5 million, or 6.7%, to $328.1 million for the third quarter of 2011 compared to the same period in 2010. The increase included a 5.1% increase in revenue related to the same-store activity as well as a 1.6% increase from the acquisition of ColonialWebb. The same-store revenue increase is primarily from the manufacturing sector (approximately $9.8 million). We have seen increased activity, primarily in our Maryland operations. During the third quarter of 2011, ColonialWebb contributed revenue of approximately $43.6 million.

        Revenue increased $128.6 million, or 16.2%, to $922.3 million for the first nine months of 2011 compared to the same period in 2010. The increase included a 5.2% increase in revenue related to the same-store activity as well as a 11.0% increase from the acquisition of ColonialWebb. The same-store revenue increase is primarily from the manufacturing sector (approximately $15.8 million) and the office buildings sector (approximately $13.5 million). We have seen increased activity, primarily in our Maryland operations. During the first nine months of 2011, ColonialWebb contributed revenue of approximately $126.3 million.

        Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue and service work and short duration projects which are generally billed as performed do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

        Backlog as of September 30, 2011 was $636.1 million, a 2.4% increase from June 30, 2011 backlog of $621.2 million, and remained flat with September 30, 2010 backlog of $635.8 million. On a same-store basis, backlog decreased 3.5% from September 30, 2010. The sequential increase in backlog primarily relates to ColonialWebb. The year-over-year decrease was primarily related to our Delaware and Virginia operations.

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

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenue.

        Gross Profit—Gross profit decreased $1.2 million, or 2.4%, to $49.1 million for the third quarter of 2011 as compared to the same period in 2010. The decrease included a $2.6 million, or 5.8%, decrease in gross profit on a same-store basis offset by a $7.6 million, or 15.1%, increase related to the acquisition of ColonialWebb. As a percentage of revenue, gross profit decreased from 16.4% in 2010 to 15.0% in 2011. The quarter over quarter decrease in gross profit percentage resulted from job write-downs combined with lower profitability at our Maryland operations (approximately $2.7 million).

        Gross profit decreased $1.0 million, or 0.7%, to $130.8 million for the first nine months of 2011 as compared to the same period in 2010. The decrease included a $15.4 million, or 12.2%, decrease in gross profit on a same-store basis offset by a $20.6 million, or 15.7%, increase related to the acquisition of ColonialWebb. As a percentage of revenue, gross profit decreased from 16.6% in 2010 to 14.2% in 2011. The year-over-year decrease in gross profit percentage resulted primarily from a difficult pricing environment. The largest decline was at our Maryland operation (approximately $11.3 million) which was impacted by job write-downs combined with lower profitability due to a difficult pricing environment. We also had job write-downs at our Southern Alabama operation (approximately $4.0 million), which has been consolidated into a neighboring operation in the Florida Panhandle.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $0.4 million, or 0.9%, to $41.5 million for the third quarter of 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $1.6 million, or 4.6%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense remained flat at $1.6 million. As a percentage of revenue, SG&A decreased from 13.6% in 2010 to 12.6% in 2011.

        SG&A increased $11.1 million, or 9.7%, to $126.0 million for the first nine months of 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $5.3 million, or 5.0%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $1.3 million, or 39.0%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenue, SG&A decreased from 14.5% in 2010 to 13.7% in 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SG&A	$41,493	$41,885	$126,043	$114,905
Less: SG&A from companies acquired	(6,239)	(4,976)	(20,122)	(4,976)
Less: Amortization expense	(1,593)	(1,616)	(4,695)	(3,376)

Same-store SG&A, excluding amortization expense	$33,661	$35,293	$101,226	$106,553

        Goodwill Impairment—We performed a step one goodwill impairment test for four of our reporting units and concluded that the carrying value exceeded the fair value for each of the units tested. Therefore, we commenced the required second step of the assessment for these four reporting units in which the implied fair value of the goodwill is compared to the book value of the goodwill. There is a significant amount of work required to perform the second step of the impairment assessment and that work has not been completed as of the date of filing these financial statements. Our preliminary assessment is that the book value of each of the reporting units' goodwill exceeded the implied fair value. These reporting units had a total goodwill balance of $75.7 million. Our best estimate of the impairment is a $55.1 million non-cash goodwill impairment charge which we recorded during the third quarter of 2011. Any adjustments to this estimated goodwill impairment charge will be recognized in the fourth quarter of 2011.

        Changes in the fair value of contingent earn-out obligations—Changes in the fair value of contingent earn-out obligations was $5.1 million for the third quarter as compared to $0.6 million in the prior year. The increase relates to updated fair value measurements based on estimated future cash flows.

        Changes in the fair value of contingent earn-out obligations was $5.6 million for the first nine months of 2011 as compared to $0.7 million in the same period of the prior year. The increase relates to updated fair value measurements based on estimated future cash flows.

        Income Tax Expense—For the nine months ended September 30, 2011 our tax benefit is $7,479 with an effective tax rate of 16.2% as compared to tax expense of $4,164 with an effective tax rate of 33.6% for the nine months ended September 30, 2010. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that is not deductible for tax purposes and an increase in valuation allowances related to certain state net operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. The effective tax rate in 2010 was lower than the federal statutory rate due to the release of certain valuation allowances during the second quarter of 2010. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2011 will be between 15% and 25%.

        Outlook—We expect that weakness in the underlying environment for nonresidential construction activity will continue to adversely impact activity levels in our industry in 2012. Our backlog, while still at solid levels by historical standards, declined substantially through early 2011 and has stabilized recently, although at lower levels. Our primary emphasis for the remainder of 2011 and for 2012 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog, and despite weak economic conditions for our industry, we continue to expect to be profitable in 2011 and we currently expect modest levels of profitability to continue throughout 2012.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities	$1,478	$(3,772)	$(21,965)	$(14,471)
Investing activities	(2,567)	(39,165)	(6,333)	(40,417)
Financing activities	(5,320)	(20,004)	(14,356)	(28,301)

Net decrease in cash and cash equivalents	$(6,409)	$(62,941)	$(42,654)	$(83,189)

Free cash flow:
Cash provided by (used in) operating activities	$1,478	$(3,772)	$(21,965)	$(14,471)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	7,056	—	7,056
Purchases of property and equipment	(2,548)	(2,021)	(6,452)	(4,103)
Proceeds from sales of property and equipment	230	11	611	1,229

Free cash flow	$(840)	$1,274	$(27,806)	$(10,289)

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

        Cash Used in Operating Activities—Cash provided by operating activities during the third quarter of 2011 was $1.5 million compared with $3.8 million of cash used for operating activities during 2010. The increase in cash provided by operations primarily relates to a $1.2 million cash inflow from working capital.

        Cash used for operating activities during the first nine months of 2011 was $22.0 million compared with $14.5 million during 2010. The $7.5 million incremental use of cash is primarily due to a $7.4 million investment in working capital.

        Cash Used in Investing Activities—During the third quarter of 2011, cash used for investing activities was $2.6 million compared with $39.2 million during 2010. The most significant item affecting the comparison of our investing cash flows for these quarters primarily related to the acquisition of ColonialWebb in 2010.

        During the first nine months of 2011, cash used for investing activities was $6.3 million compared with $40.4 million during 2010. The additional cash used for investing activities in 2010 was primarily related to the acquisition of ColonialWebb.

        Cash Used in Financing Activities—Cash used for financing activities was $5.3 million for the third quarter of 2011 compared to $20.0 million during 2010. The most significant item affecting the comparison of our financing cash flows for these quarters primarily related to payments on other long-term debt.

        Cash used for financing activities was $14.4 million for the first nine months of 2011 compared to $28.3 million during 2010. The most significant item affecting the comparison of our financing cash flows for these periods primarily related to payments on other long-term debt.

        Free Cash Flow—We define free cash flow as cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales and taxes paid related to pre-acquisition equity. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

  Marketable Securities

        As of December 31, 2010, our marketable securities consisted of $2.0 million of auction rate securities, which are variable rate debt instruments, having long-term maturities (with final maturities up to June 2032). We sold the entire $2.0 million of these auction rate securities at face value during the first quarter of 2011.

  Share Repurchase Program

        In March 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of September 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.6 million shares during the nine months ended September 30, 2011 at an average price of $9.92 per share. Since the inception of the program in 2007 and as of September 30, 2011, we have repurchased a cumulative total of 5.5 million shares, at an average price of $11.00 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, now expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2011, we had no outstanding borrowings, $42.7 million in letters of credit outstanding, and $82.3 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 to 2.50	2.50 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%	1.75%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%	2.75%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.3% as of September 30, 2011.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.30% to 2.10% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25% to 0.50% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

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

(d) other non-cash charges and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net loss	$(32,781)
Interest expense, net	1,649
Income taxes—continuing operations	(5,283)
Depreciation and amortization expense	19,788
Stock compensation expense	3,768
Goodwill impairment	56,422
Pre-acquisition results of acquired companies, as defined in the credit agreement	—

Credit Facility Adjusted EBITDA	$43,563

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.0 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of September 30, 2011 was 0.65.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.0 through December 31, 2013, 1.5 through June 30, 2014 and 1.0 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2011 was 12.95.

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of September 30, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $25.5 million, of which $0.5 million is current, as of September 30, 2011. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of September 30, 2011 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of September 30, 2011 was approximately 0.5%.

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of September 30, 2011 (in thousands):

	Twelve Months Ended September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Notes to former owners	$510	$12,569	$12,400	$—	$—	$—	$25,479
Other debt	300	300	300	300	300	1,200	2,700
Interest payable	852	786	460	2	2	8	2,110
Operating lease obligations	10,103	8,832	6,241	4,194	3,235	6,261	38,866

Total	$11,765	$22,487	$19,401	$4,496	$3,537	$7,469	$69,155

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of September 30, 2011, we have $42.7 million in letter of credit commitments, of which $40.0 million will expire in 2011 and $8.7 million will expire in 2012. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2011, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2011:

	Twelve Months Ended September 30,
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Fixed Rate Debt	$510	$12,569	$12,400	$—	$—	$—	$25,479
Average Interest Rate	3.5%	3.3%	3.2%	—	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,200	$2,700

        The weighted average interest rate on the variable rate debt as of September 30, 2011 was approximately 0.5%.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to one million shares of our outstanding common stock. As of September 30, 2011, the Board approved extensions of the program to acquire up to 5.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.6 million shares during the nine months ended September 30, 2011 at an average price of $9.92 per share. Since the inception of the program and as of September 30, 2011, we have repurchased a cumulative total of 5.5 million shares at an average price of $11.00 per share.

        During the quarter ended September 30, 2011, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 30	—	$—	5,224,539	375,998
August 1 - August 31	159,488	$9.51	5,384,027	216,510
September 1 - September 30	120,459	$9.07	5,504,486	96,051

	279,947	$9.32	5,504,486	96,051

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

        During the three months ended September 30, 2011, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
July 1 - July 31	$—	$—
August 1 - August 31	—	—
September 1 - September 30	—	—

	$—	$—

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement.
31.1	Rule 13a-14(a) Certification of William F. Murdy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of William George pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of William F. Murdy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of William George pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
November 7, 2011	By:	/s/ WILLIAM F. MURDY William F. Murdy Chairman of the Board and Chief Executive Officer
November 7, 2011	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
November 7, 2011	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer