Form 10-K
period 2011-12-31
COMFORT SYSTEMS USA INC
filed 2012-02-29
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was approximately $400.8 million, based on the $10.61 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2011.

         As of February 24, 2012, 37,417,859 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,705,506).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2011.

FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the "Company") concerning future developments and their effect on the Company. While the Company's management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates. All comments concerning the Company's expectations for future revenues and operating results are based on the Company's forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company's forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company's control) and assumptions that could cause actual future results to differ materially from the Company's historical experience and its present expectations or projections. Known material factors that could cause the Company's actual results to differ from those in the forward-looking statements are those described in Part I, "Item 1A. Risk Factors."

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I

        The terms "Comfort Systems," "we," "us," or "the Company" refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 38 operating units in 72 cities and 86 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2011 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 43% of our revenues were attributable to installation services in newly constructed facilities and 57% were attributable to maintenance, repair and replacement services. Our consolidated 2011 revenues were derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	74%
Plumbing	16%
Building Automation Control Systems	4%
Other	6%

Total	100%

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

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 43% of our revenues in 2011, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 57% of our 2011 revenues.

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

Strategy

        We focus on strengthening operating competencies and on increasing profit margins. The key elements of our operating strategy are:

        Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and rapport, (ii) design and build expertise, (iii) estimating, (iv) job costing and job measurements, (v) safety, and (vi) service capability.

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

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction and we participate in this market when conditions are favorable. Approximately 99% of our consolidated 2011 revenues were derived from commercial, industrial and institutional customers and large multi-family residential projects.

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

        Maintain a Diverse Customer, Geographic and Project Base—We have what we believe is a well-diversified distribution of revenues across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenues in 2011 by end-use sector was as follows:

Education	19%
Healthcare	17%
Government	17%
Manufacturing	15%
Office Buildings	11%
Retail/Restaurants	7%
Multi-Family	3%
Lodging and Entertainment	2%
Distribution	2%
Religious/Not for profit	1%
Residential	1%
Other	5%

Total	100%

        Approximately 83% of our revenues are earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2011, we had 4,425 projects in process with an aggregate contract value of approximately $1,858.6 million. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. This relatively small average project size, when taken together with the approximately 17% of our revenues derived from maintenance and service, provides us with what we believe is a broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2011, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,171	$608.8
$1 million - $5 million	230	808.7
$5 million - $10 million	9	104.9
$10 million - $15 million	3	42.6
Greater than $15 million	12	293.6

Total	4,425	$1,858.6

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

        Installation Services—Our installation business related to newly constructed facilities, which comprised approximately 43% of our consolidated 2011 revenues, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. We also perform larger project work, with 254 contracts in progress at December 31, 2011 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $49.3 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services—Our maintenance, repair and replacement services comprised approximately 57% of our consolidated 2011 revenues and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately 70% of our maintenance, repair and replacement revenues were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2011 revenues. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2011, we had 7,061 employees. We have collective bargaining agreements covering seven employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 3.15 during 2011. This level was 27% better than the most recently published OSHA rate for our industry.

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

        In addition to the matters described above, we had accrued $6.5 million as of December 31, 2010 for potential and asserted backcharges from several customers of our large multi-family operation based in Texas. During the third quarter of 2011, the Company reached an agreement related to certain backcharges, and this resulted in a payment of $4.8 million and a recovery of $0.2 million. The additions and reductions to the accrual were included in "Cost of Services."

        The following table summarizes the backcharge activity for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$6,489	$6,489	$5,838
Additions	600	—	2,350
Cash payments, net of recovery	(4,593)	—	(650)
Non-cash reduction	(2,496)	—	(1,049)

Balance at end of year	$—	$6,489	$6,489

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

Executive Officers

        We have four executive officers.

        Brian Lane, age 54, has served as our Chief Executive Officer and President since December 2011 and as a director since 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 47, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 46, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 39, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

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

        Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers' or subcontractors' may fail to perform as expected or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

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

        The revenue projected from our backlog may not be realized, or, if realized, may not result in profits. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. The revenue projected from our backlog may not be realized or, if realized, may not result in profits.

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

Goodwill impairment charges negatively impacted our earnings in 2010, in 2011, and in previous years. Earnings for future periods may be impacted by additional charges for goodwill and intangible assets.

        We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. The recent recession, along with other factors, caused the fair value of some of our assets to be lower than their carrying value, resulting in an impairment to goodwill. We may determine at a future date that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or our reported results of operations.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

        A material portion of our revenue is recognized using the percentage-of-completion method of accounting, which results in our recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Intense competition in our industry could reduce our market share and our profit.

        The markets we serve are highly competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers, because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation is also expected to intensify competition in our industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

We are a decentralized company and place significant decision making powers with our subsidiaries' management, which presents certain risks.

        We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers' needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between a subsidiary's and the Company's overall business strategy. Further, if a subsidiary location fails to follow the Company's compliance policies, we could be made party to a contract, arrangement, or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

We have subsidiary operations through the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations, or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

        Our 86 locations are located in 29 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or our or any of our subsidiaries' material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management's time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

        Government contractors must comply with many regulations and other requirements, that relate to the award, administration, and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract, or debarment from bidding on government contracts in the future. Prohibition against bidding on future government contracts could have an adverse affect on our financial condition and results of operations.

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

        Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers' compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. In January 2009 our company-wide risk manager left the company, and his former job responsibilities continue to be shared between several of our officers. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, which could include a failed transition of the prior risk manager's work duties, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

        Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Historically insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces outside our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

        Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

        We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites. We also are, and are likely to continue to be, from time to time a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

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

  •
  difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;

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

Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may suffer losses.

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

If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase revenue growth.

        The growth that we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced in the past severe constriction in the markets in which we operate and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in our incurring costs that affect our profitability. If our business resources become strained or over-burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own four properties, two of which we acquired through acquisition and two which we formerly leased. Other than these four properties, we lease the real property and buildings from which we operate. Our facilities are located in 29 states and Puerto Rico and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
Fourth Quarter, 2011	$11.75	$7.88	$0.050
Third Quarter, 2011	$11.88	$8.32	$0.050
Second Quarter, 2011	$14.30	$10.05	$0.050
First Quarter, 2011	$14.07	$12.12	$0.050
Fourth Quarter, 2010	$13.39	$10.68	$0.050
Third Quarter, 2010	$11.76	$9.69	$0.050
Second Quarter, 2010	$14.48	$9.66	$0.050
First Quarter, 2010	$13.26	$11.23	$0.050

        As of February 24, 2012 there were approximately 370 stockholders of record of our Common Stock, and the last reported sale price on that date was $12.08 per share.

        We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement limits the amount of dividends we can pay at any time that the ratio of our Adjusted Indebtedness to our Credit Facility Adjusted EBITDA exceeds 2.0.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

  Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. During the fourth quarter of 2011, the Board approved an extension of the program to acquire up to an additional 1.0 million shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

        During the year ended December 31, 2011, we purchased our common shares in the following amounts at the following weighted-average prices:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	4,867,047	733,490
February 1 - February 28	—	$—	4,867,047	733,490
March 1 - March 31	—	$—	4,867,047	733,490
April 1 - April 30	—	$—	4,867,047	733,490
May 1 - May 31	77,009	$10.66	4,944,056	656,481
June 1 - June 30	280,483	$10.31	5,224,539	375,998
July 1 - July 31	—	$—	5,224,539	375,998
August 1 - August 31	159,488	$9.51	5,384,027	216,510
September 1 - September 30	120,459	$9.07	5,504,486	96,051
October 1 - October 31	41,193	$8.58	5,545,679	54,858
November 1 - November 30	59,858	$9.71	5,605,537	995,000
December 1 - December 31	100	$8.99	5,605,637	994,900

	738,590	$9.83	5,605,637	994,900

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,240,020	$1,108,282	$1,128,907	$1,321,770	$1,101,579
Operating income (loss)(a)	$(49,368)	$20,042	$56,633	$79,446	$49,419
Income (loss) from continuing operations	$(36,492)	$14,017	$34,596	$49,804	$32,219
Discontinued operations—
Operating income (loss), net of tax	$—	$—	$(339)	(114)	$247
Gain (loss) on disposition, net of tax	$—	$723	$(75)	—	$—
Net income (loss) including noncontrolling interests	$(36,492)	$14,740	$34,182	$49,690	$32,466
Net income (loss) attributable to Comfort Systems USA, Inc.	$(36,830)	$14,740	$34,182	$49,690	$32,466
Income (loss) per share attributable to Comfort Systems USA, Inc.:
Basic—
Income (loss) from continuing operations	$(0.99)	$0.37	$0.91	$1.26	$0.79
Discontinued operations—
Income (loss) from operations	—	—	(0.01)	—	0.01
Gain (loss) on disposition	—	0.02	—	—	—

Net income (loss)	$(0.99)	$0.39	$0.90	$1.26	$0.80

Diluted—
Income (loss) from continuing operations	$(0.99)	$0.37	$0.90	$1.24	$0.78
Discontinued operations—
Income (loss) from operations	—	—	(0.01)	—	0.01
Gain (loss) on disposition	—	0.02	—	—	—

Net income (loss)	$(0.99)	$0.39	$0.89	$1.24	$0.79

Cash dividends per share	$0.200	$0.200	$0.190	$0.180	$0.150

BALANCE SHEET DATA:
Working capital	$109,311	$134,738	$164,125	$146,804	$168,930
Total assets	$591,066	$640,020	$574,948	$598,492	$547,067
Total debt	$15,381	$29,936	$7,608	$10,699	$1,500
Total stockholders' equity	$283,106	$312,784	$305,984	$286,471	$262,578
Total Comfort Systems USA, Inc. stockholders' equity	$264,591	$312,784	$305,984	$286,471	$262,578

(a)
Included in operating income are goodwill and other intangible asset impairment charges of $58.9 million and $5.7 million for 2011 and 2010, respectively. There were no goodwill impairment charges for 2009, 2008 or 2007.

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

        As of December 31, 2011, we had 4,425 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $420,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well diversified distribution of revenues across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2011, we had 12 projects in process with a contract price greater than $15 million, 3 projects between $10 million and $15 million, 9 projects between $5 million and $10 million, and 230 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,249.8 million of aggregate contract value as of December 31, 2011, or approximately 67%, out of a total contract value for all projects in progress of $1,858.6 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 17% of our revenues represent maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

        A relatively small portion of our revenues comes from national and regional account customers. These customers typically have multiple sites, and contract with us to perform maintenance and repair service. These contracts may also provide for us to perform new or replacement systems installation. We operate a national call center to dispatch technicians to sites requiring service. We perform the majority of this work with our own employees, with the balance being subcontracted to third parties that meet our performance qualifications. We will also typically use proprietary information systems to maintain information on the customers' sites and equipment, including performance and service records, and related cost data. These systems track the status of ongoing service and installation work, and may also monitor system performance data. Under these contractual relationships, we usually provide consolidated billing and credit payment terms to the customer.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the three year period from 2009 to 2011. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and health care facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until September 2016. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last thirteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2012 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Percentage of Completion Method of Accounting

        Approximately 83% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

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

  Acquisitions

        We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. Beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized in income from operations. For acquisitions prior to 2009, these obligations are recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.

        When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, then we perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2011		2010		2009
Revenue	$1,240,020	100.0%	$1,108,282	100.0%	$1,128,907	100.0%
Cost of services	1,058,568	85.4%	919,600	83.0%	903,357	80.0%

Gross profit	181,452	14.6%	188,682	17.0%	225,550	20.0%
Selling, general and administrative expenses	172,137	13.9%	163,431	14.7%	169,023	15.0%
Goodwill and other intangible asset impairments	58,922	4.8%	5,734	0.5%	—	—
Gain on sale of assets	(239)	—	(525)	—	(106)	—

Operating income (loss)	(49,368)	(4.0)%	20,042	1.8%	56,633	5.0%
Interest income	128	—	193	—	585	0.1%
Interest expense	(1,886)	(0.2)%	(1,699)	(0.2)%	(1,202)	(0.1)%
Changes in the fair value of contingent earn-out obligations	5,528	0.4%	1,574	0.1%	—	—
Other income	934	0.1%	267	—	17	—

Income (loss) before income taxes	(44,664)	(3.6)%	20,377	1.8%	56,033	5.0%
Income tax expense (benefit)	(8,172)		6,360		21,437

Income (loss) from continuing operations	(36,492)	(2.9)%	14,017	1.3%	34,596	3.1%
Discontinued operations—
Operating loss, net of tax	—		—		(339)
Gain (loss) on disposition, net of tax	—		723		(75)

Net income (loss) including noncontrolling interests	(36,492)		14,470		34,182
Less: Net income attributable to noncontrolling interests	338		—		—

Net income (loss) attributable to Comfort Systems USA, Inc.	$(36,830)		$14,740		$34,182

  2011 Compared to 2010

        We had 39 operating locations as of December 31, 2010. We acquired one company that operates as an individual location during 2011. During the year, we consolidated two companies into other operations. As of December 31, 2011, we had 38 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2011 to 2010, as described below, excludes the results of EAS, acquired during 2011, and the first seven months of 2011 for ColonialWebb, which was acquired during 2010.

        Revenue—Revenue increased $131.7 million, or 11.9% to $1,240.0 million in 2011 compared to 2010. The increase included a 1.6% increase in revenue related to same-store activity and a 10.3% increase from acquisitions. The same-store revenue increase stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in the government sector (approximately $20.0 million). We have seen increased activity, mainly in our Maryland operation.

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

        Backlog as of December 31, 2011 was $633.2 million, a 0.5% decrease from September 30, 2011 backlog of $636.1 million and a 2.5% increase from December 31, 2010 backlog of $617.9 million. Sequential backlog decreased 6.1% on a same-store basis primarily related to our Maryland and Wisconsin operations, but was offset by a 5.6% increase related to the acquisition of EAS. Approximately 5.8% of the year-over-year increase in backlog related to the EAS acquisition in 2011. The increase was offset by a 3.3% decrease on a same-store basis that primarily related to our Delaware and New Hampshire operations.

        Gross Profit—Gross profit decreased $7.2 million, or 3.8%, to $181.5 million in 2011 as compared to 2010. As a percentage of revenues, gross profit for 2011 was 14.6%, down from 17.0% in 2010. The decrease in gross profit percentage resulted primarily from a difficult pricing environment. The largest decline was at our Maryland operation (approximately $14.2 million) due to the difficult pricing environment as well as job write-downs. We also had job write-downs at our Southern Alabama operation (approximately $4.5 million), which has been consolidated into a neighboring operation in the Florida Panhandle.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $8.7 million, or 5.3%, to $172.1 million for 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $9.3 million, or 5.9%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $1.5 million, or 27.8%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased to 13.9% in 2011 compared to 14.7% for 2010.

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

	Year Ended December 31,
	2011	2010
SG&A	$172,137	$163,431
Less: SG&A from companies acquired	(16,579)	—
Less: Amortization expense	(6,716)	(5,256)

Same-store SG&A, excluding amortization expense	$148,842	$158,175

        Goodwill and Other Intangible Asset Impairments—We recorded goodwill impairment charges of $57.3 million during 2011. This impairment charge resulted from our estimation that the operating environment, conditions and performance at certain operating locations based in Virginia, Maryland and North Carolina, including ColonialWebb, could no longer support the related goodwill balance. We also recorded an intangible asset impairment of $1.6 million during 2011 as a result of a decision in the fourth quarter of 2011 to curtail future operations at our operating location in Delaware. This impairment charge resulted from our estimation that the carrying value of such intangibles will not be fully recoverable. The Company expects that in a future reporting period the Delaware operation will meet the criteria to be reported as a discontinued operation. The goodwill for this location was fully impaired in 2010.

        Interest Income—Interest income decreased $0.1 million, or 33.7%, in 2011. The decrease is primarily due to lower interest rates and lower cash balances in 2011.

        Interest Expense—Interest expense increased $0.2 million, or 11.0%, in 2011. The increase is due to the increase in notes to former owners and amortization on debt financing costs incurred on the senior credit facility we entered into during the year.

        Changes in the Fair Value of Contingent Earn-out Obligations—Changes in the fair value of contingent earn-out obligations increased $4.0 million in 2011 to $5.5 million. The increase relates to updated fair value measurements based on estimated future cash flows.

        Other Income—Other Income increased $0.7 million in 2011 compared to 2010. The increase is primarily related to a settlement of a legal matter that resulted in a $1.0 million gain.

        Income Tax Expense—Our year to date effective tax rate for 2011 was 18.3%, as compared to 31.2% in 2010. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that is not deductible for tax purposes and an increase in valuation allowances related to certain state net operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2012 will be between 35% and 45%.

  2010 Compared to 2009

        We had 43 operating locations as of December 31, 2009. We acquired one company that operates as an individual location during 2010. During the year, we consolidated five companies into other operations. As of December 31, 2010, we had 39 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2009 to 2010, as described below, excludes the results of two companies acquired on December 31, 2009 and ColonialWebb, which was acquired during 2010.

        Revenue decreased $20.6 million, or 1.8% to $1,108.3 million in 2010 compared to 2009. The decrease included a 13.3% decrease in revenue related to same-store activity offset by an 11.5% increase from acquisitions. The same-store revenue decrease stemmed primarily from reduced activity in the nonresidential markets throughout the United States especially in the education sector (approximately $75.0 million), as well as continued decreases in the multi-family sector (approximately $57.6 million). We have seen decreased revenue, mainly in our Maryland, Denver and Delaware operations resulting from the closeout of several large projects as well as a decline in market activity.

        Backlog as of December 31, 2010 was $617.9 million, a 3.2% decrease from September 30, 2010 backlog of $638.5 million and a 12.3% increase from December 31, 2009 backlog of $550.2 million. The sequential decrease was primarily related to two of our Virginia operations. The decrease was partially offset by increases at one of our Maryland operations. Approximately 16.8% of the year-over-year increase in backlog related to the ColonialWebb acquisition in 2010. The increase was offset by a 4.5% decrease on a same-store basis that primarily related to one of our Virginia operations and our Delaware operation. This same-store decrease was offset by an increase at one of our Maryland operations.

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

        Selling, General and Administrative Expenses—SG&A decreased $5.6 million, or 3.3%, to $163.4 million for 2010 as compared to 2009. On a same-store basis, excluding amortization expense, SG&A decreased $23.9 million, or 14.4%. The decrease is primarily due to overhead reductions, lower compensation accruals and lower bad debt expense. Amortization expense increased $2.5 million, or 93.9%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenues, SG&A decreased slightly to 14.7% in 2010 compared to 15.0% for 2009.

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

	Year Ended December 31,
	2010	2009
SG&A	$163,431	$169,023
Less: SG&A from companies acquired	(15,780)	—
Less: Amortization expense	(5,256)	(2,710)

Same-store SG&A, excluding amortization expense	$142,395	$166,313

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

        Changes in the Fair Value of Contingent Earn-out Obligations—Changes in the fair value of contingent earn-out obligations increased $1.6 million in 2010. The increase relates to updated fair value measurements based on estimated future cash flows.

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

  Outlook

        We expect that weakness in the underlying environment for nonresidential activity has and will continue to affect 2012 activity levels in our industry compared to recent years. Our backlog, while still at solid levels by historical standards, has declined substantially in recent years. Our primary emphasis for 2012 will be on execution including a focus on cost discipline and efficient project and service performance. Based on our backlog and the weak economic conditions for our industry, we expect continued profitability during 2012 but we expect that the lower levels of profitability, similar to those that we experienced in 2011, will continue in 2012.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$29,680	$32,149	$54,251
Investing activities	(35,750)	(43,001)	(18,822)
Financing activities	(29,039)	(30,652)	(24,594)

Net increase (decrease) in cash and cash equivalents	$(35,109)	$(41,504)	$10,835

Free cash flow:
Cash provided by operating activities	$29,680	$32,149	$54,251
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	7,056	—
Purchases of property and equipment	(8,666)	(7,089)	(9,457)
Proceeds from sales of property and equipment	717	1,381	770

Free cash flow	$21,731	$33,497	$45,564

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

  2011 Compared to 2010 Discussion

        Cash Provided by Operating Activities—We generated $29.7 million of cash flow from operating activities during 2011 compared with $32.1 million during 2010. The $2.4 million decrease is primarily due to lower profitability in 2011 compared to 2010.

        Cash Used in Investing Activities—During 2011, cash used for investing activities was $35.8 million compared with $43.0 million during 2010. The most significant item affecting the comparison of our investing cash flows for these years primarily related to $30.0 million paid for acquisitions in 2011 as compared to $42.7 million in 2010.

        Cash Used in Financing Activities—Cash used for financing activities was $29.0 million for 2011 compared to $30.7 million during 2010. The most significant items affecting the comparison of our financing cash flows for these years primarily related to our share repurchase program and payments on other long-term debt. We repurchased approximately 0.7 million shares in 2011 for $7.3 million as compared to 0.5 million shares in 2010 for $5.1 million. Additionally, we paid $14.4 million of debt related to acquisitions in 2011 as compared to $17.7 million in 2010.

  2010 Compared to 2009

        Cash Provided by Operating Activities—We generated $32.1 million of cash flow from operating activities during 2010 compared with $54.3 million during 2009. The $22.1 million decrease is primarily due to lower income in 2010 as our net income decreased by $19.4 million, from $34.2 million in 2009 to $14.7 million in 2010.

        Cash Used in Investing Activities—During 2010, cash used for investing activities was $43.0 million compared with $18.8 million during 2009. The most significant item affecting the comparison of our investing cash flows for these years primarily related to $42.7 million paid for acquisitions in 2010 as compared to $14.6 million in 2009.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding stock. During the fourth quarter of 2011, the Board approved an extension of the program to acquire up to an additional 1.0 million shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.7 million shares for approximately $7.3 million for the year ended December 31, 2011, at an average price of $9.83 per share. We repurchased 0.5 million shares for approximately $5.1 million and 1.2 million shares for approximately $12.6 million under our share repurchase program for the years ended December 31, 2010 and 2009, respectively. Since the inception of the repurchase program in 2007 and as of December 31, 2011, we have repurchased a cumulative total of 5.6 million shares for $61.5 million, at an average price of $10.97 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, now expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2011, we had no outstanding borrowings, $42.7 million in letters of credit outstanding and $82.3 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.6% as of December 31, 2011.

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

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.25%-0.50% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest expense on notes to former owners	$795	$627	$505
Interest expense on borrowings and unused commitment fees	243	287	127
Letter of credit fees	622	447	462
Amortization of deferred debt arrangement costs	226	338	108

Total	$1,886	$1,699	$1,202

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

(d) other non-cash charges; and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income (in thousands):

Net loss including noncontrolling interests	$(36,492)
Income taxes—continuing operations	(8,172)
Interest expense, net	1,758
Depreciation and amortization expense	20,053
Stock compensation expense	3,604
Goodwill and other intangible asset impairments	58,922
EBITDA attributable to noncontrolling interest	(647)
Pre-acquisition results of acquired companies, as defined under the Facility	17,016

Credit Facility Adjusted EBITDA	$56,042

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of December 31, 2011 was 0.27.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.0 through December 31, 2013, 1.5 through June 30, 2014 and 1.0 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2011 was 18.78.

          Other Restrictions— The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.0.

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

        We are in compliance with all of our financial covenants as of December 31, 2011.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.7 million, of which $0.3 million is current, as of December 31, 2011 and bear interest, payable annually, at a weighted average interest rate of 3.24%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. Currently, $2.7 million of this debt is outstanding. We have included both the $0.3 million current portion and the

$2.4 million long-term portion on our balance sheet as of December 31, 2011. The weighted average interest rate on this variable rate debt as of December 31, 2011 was approximately 0.25%.

  Outlook

        We have generated positive net free cash flow for the last thirteen calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have borrowing capacity under our credit facility and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2011 (in thousands):

	Twelve Months Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Notes to former owners	$332	$350	$11,999	$—	$—	$—	$12,681
Other debt	300	300	300	300	300	1,200	2,700
Interest payable	356	397	320	1	1	4	1,079
Operating lease obligations	10,579	9,115	6,460	4,640	3,088	7,264	41,146

Total	$11,567	$10,162	$19,079	$4,941	$3,389	$8,468	$57,606

        As discussed in Note 10 "Income Taxes", included in our Consolidated Balance Sheet at December 31, 2011 is approximately $0.7 million of liabilities associated with uncertain tax positions. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not using any borrowings under our revolving credit facility.

        As of December 31, 2011, we also have $42.7 million in letter of credit commitments, of which $40.4 million will expire in 2012 and $2.3 million will expire in 2013. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2012, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2011:

	Twelve Months Ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate Debt	$332	$350	$11,999	$—	$—	$—	$12,681
Average Interest Rate	3.0%	3.0%	3.3%	—	—	—	3.24%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,200	$2,700

        The weighted average interest rate on the variable rate debt as of December 31, 2011 was approximately 0.25%.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. For the year ended December 31, 2011, we recorded a goodwill impairment charge of $57.3 million and an intangible impairment charge of $1.6 million. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management has excluded the November 2, 2011 acquisition of Environmental Air Systems LLC from its assessment of internal controls over financial reporting as permitted in the year of acquisition under Securities and Exchange Commission guidance. The total assets of this acquisition represent approximately 12.2% of the Company's total assets at December 31, 2011 and this acquisition contributed approximately 1.5% of the Company's 2011 revenue.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2011and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Houston, Texas
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls Environmental Air Systems LLC, a current year acquisition by the Company, which is included in the 2011 consolidated financial statements of Comfort Systems USA, Inc. and constituted 12.2% of total assets as of December 31, 2011 and 1.5% of revenues for the year then ended. Our audit of internal control over financial reporting of Comfort Systems USA, Inc. also did not include an evaluation of the internal control over financial reporting of Environmental Air Systems LLC.

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Comfort Systems USA, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, TX February 29, 2012

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,237	$86,346
Accounts receivable, less allowance for doubtful accounts of $5,341 and $5,096, respectively	267,060	233,893
Other receivables	6,527	6,682
Income tax receivable	—	9,544
Inventories	10,631	9,365
Prepaid expenses and other	24,664	30,470
Costs and estimated earnings in excess of billings	27,163	26,648

Total current assets	387,282	402,948
PROPERTY AND EQUIPMENT, NET	42,013	43,620
GOODWILL	107,093	147,818
IDENTIFIABLE INTANGIBLE ASSETS, NET	48,349	39,616
OTHER NONCURRENT ASSETS	6,329	6,018

Total assets	$591,066	$640,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	332	967
Accounts payable	114,255	101,134
Accrued compensation and benefits	36,474	42,577
Billings in excess of costs and estimated earnings	71,730	63,422
Accrued self-insurance expense	27,408	28,994
Other current liabilities	27,472	30,816

Total current liabilities	277,971	268,210
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,400	2,700
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	12,349	25,969
DEFERRED INCOME TAX LIABILITIES	4,541	18,871
OTHER LONG-TERM LIABILITIES	10,699	11,486

Total liabilities	307,960	327,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,714,506 and 3,221,775 shares, respectively	(39,437)	(34,714)
Additional paid-in capital	323,608	326,467
Retained earnings (deficit)	(19,991)	20,620

Comfort Systems USA, Inc. stockholders' equity	264,591	312,784
Noncontrolling interests	18,515	—

Total stockholders' equity	283,106	312,784

Total liabilities and stockholders' equity	$591,066	$640,020

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
REVENUE	$1,240,020	$1,108,282	$1,128,907
COST OF SERVICES	1,058,568	919,600	903,357

Gross profit	181,452	188,682	225,550
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	172,137	163,431	169,023
GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENTS	58,922	5,734	—
GAIN ON SALE OF ASSETS	(239)	(525)	(106)

Operating income (loss)	(49,368)	20,042	56,633
OTHER INCOME (EXPENSE):
Interest income	128	193	585
Interest expense	(1,886)	(1,699)	(1,202)
Changes in the fair value of contingent earn-out obligations	5,528	1,574	—
Other	934	267	17

Other income (expense)	4,704	335	(600)

INCOME (LOSS) BEFORE INCOME TAXES	(44,664)	20,377	56,033
INCOME TAX EXPENSE (BENEFIT)	(8,172)	6,360	21,437

INCOME (LOSS) FROM CONTINUING OPERATIONS	(36,492)	14,017	34,596
DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $—, $— and $181	—	—	(339)
Gain (loss) on disposition of discontinued operation, net of income tax expense of $—, $(166) and $(214)	—	723	(75)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(36,492)	14,740	34,182
Less: Net income attributable to noncontrolling interests	338	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC	$(36,830)	$14,740	$34,182

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$(0.99)	$0.37	$0.91
Discontinued operations—
Loss from operations	—	—	(0.01)
Gain (loss) on disposition	—	0.02	—

Net income (loss)	$(0.99)	$0.39	$0.90

Diluted—
Income (loss) from continuing operations	$(0.99)	$0.37	$0.90
Discontinued operations—
Loss from operations	—	—	(0.01)
Gain (loss) on disposition	—	0.02	—

Net income (loss)	$(0.99)	$0.39	$0.89

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,389	37,549	38,046

Diluted	37,389	37,790	38,451

DIVIDENDS PER SHARE	$0.200	$0.200	$0.190

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

				STOCKHOLDERS' EQUITY
		Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)					Additional Paid-In Capital		Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008		41,123,365	$411	(2,453,245)	$(27,069)	$328,621	$(326)	$(15,166)	—	$286,471
Comprehensive income:
Net income	$34,182	—	—	—	—	—	—	34,182	—	34,182
Realized gain on marketable securities reclassified into earnings, net of tax	145	—	—	—	—	—	145	—	—	145

Comprehensive income	$34,327

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	354,700	3,815	(1,626)	—	—	—	2,189
Issuance of restricted stock		—	—	241,857	2,652	(2,652)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(45,779)	(459)	—	—	—	—	(459)
Tax benefit from vesting of restricted stock		—	—	—	—	(124)	—	—	—	(124)
Forfeiture of unvested restricted stock		—	—	(15,193)	(165)	165	—	—	—	—
Stock-based compensation expense		—	—	—	—	3,454	—	—	—	3,454
Dividends		—	—	—	—	(1,735)	—	(5,555)	—	(7,290)
Share repurchase		—	—	(1,211,800)	(12,584)	—	—	—	—	(12,584)

BALANCE AT DECEMBER 31, 2009		41,123,365	411	(3,129,460)	(33,810)	326,103	(181)	13,461		305,984
Comprehensive income:									—
Net income	$14,740	—	—	—	—	—	—	14,740	—	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	181	—	—	—	—	—	181	—	—	181

Comprehensive income	$14,921

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	183,686	1,982	(875)	—	—	—	1,107
Issuance of restricted stock		—	—	235,122	2,864	(2,614)	—	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,575)	(616)	—	—	—	—	(616)
Tax benefit from vesting of restricted stock		—	—	—	—	106	—	—	—	106
Forfeiture of unvested restricted stock		—	—	(5,610)	(60)	60	—	—	—	—
Stock-based compensation expense		—	—	—	—	3,687	—	—	—	3,687
Dividends		—	—	—	—	—	—	(7,581)	—	(7,581)
Share repurchase		—	—	(454,938)	(5,074)	—	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010		41,123,365	411	(3,221,775)	(34,714)	326,467	—	20,620	—	312,784
Comprehensive income:
Net income (loss)	$(36,492)	—	—	—	—	—	—	(36,830)	338	(36,492)
Realized gain on marketable securities reclassified into earnings, net of tax	—	—	—	—	—	—	—	—	—	—

Comprehensive income	$(36,492)

Issuance of Stock:
Issuance of shares for options exercised including tax benefit		—	—	65,950	707	(258)	—	—	—	449
Issuance of restricted stock		—	—	230,702	2,488	(2,488)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock		—	—	(50,793)	(662)	—	—	—	—	(662)
Tax benefit from vesting of restricted stock		—	—	—	—	54	—	—	—	54
Stock-based compensation expense		—	—	—	—	3,604	—	—	—	3,604
Dividends		—	—	—	—	(3,771)	—	(3,781)	—	(7,552)
Share repurchase		—	—	(738,590)	(7,256)	—	—	—	—	(7,256)
Acquisition of EAS		—	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest		—	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011		41,123,365	$411	(3,714,506)	$(39,437)	$323,608	—	$(19,991)	$18,515	$283,106

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$(36,492)	$14,740	$34,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
(Gain) loss on disposition of discontinued operation	—	(723)	75
Write-off of debt financing costs	—	181	—
Amortization of identifiable intangible assets	7,462	6,217	3,475
Depreciation expense	12,591	11,225	10,024
Goodwill and other intangible asset impairments	58,922	5,734	—
Bad debt expense	936	364	3,283
Deferred tax expense (benefit)	(9,525)	(3,484)	3,151
Amortization of debt financing costs	226	157	108
Gain on sale of assets	(239)	(525)	(106)
Changes in the fair value of contingent earn-out obligations	(5,528)	(1,574)	—
Stock-based compensation expense	3,604	3,687	3,454
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—(Increase) decrease in—
Receivables, net	10,390	13,405	47,738
Inventories	(270)	1,034	1,697
Prepaid expenses and other current assets	977	(1,469)	2,043
Costs and estimated earnings in excess of billings	4,162	3,985	(271)
Other noncurrent assets	917	(813)	(480)
Increase (decrease) in—
Accounts payable and accrued liabilities	(21,477)	47	(22,889)
Billings in excess of costs and estimated earnings	5,426	(12,684)	(32,395)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	(7,056)	—
Other long-term liabilities	(2,402)	(299)	1,162

Net cash provided by operating activities	29,680	32,149	54,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,666)	(7,089)	(9,457)
Proceeds from sales of property and equipment	717	1,381	770
Proceeds from businesses sold	156	1,514	494
Sales of marketable securities	2,000	3,925	4,000
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(29,957)	(42,732)	(14,629)

Net cash used in investing activities	(35,750)	(43,001)	(18,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(14,387)	(17,749)	(6,341)
Debt financing costs	(517)	(896)	—
Payments of dividends to shareholders	(7,520)	(7,530)	(7,271)
Share repurchase program	(7,256)	(5,074)	(12,584)
Shares received in lieu of tax withholding	(662)	(616)	(459)
Excess tax benefit of stock-based compensation	210	740	641
Proceeds from exercise of options	293	473	1,420
Capital contribution from noncontrolling interests	800	—	—

Net cash used in financing activities	(29,039)	(30,652)	(24,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,109)	(41,504)	10,835

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	86,346	127,850	117,015

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$51,237	$86,346	$127,850

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 43% of our consolidated 2011 revenues are attributable to installation of systems in newly constructed facilities, with the remaining 57% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2011 revenues: HVAC 74%, plumbing 16%, building automation control systems 4% and other 6%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

        Cash paid (in thousands) for:

	Year Ended December 31,
	2011	2010	2009
Interest	$1,720	$1,215	$1,211
Income taxes for continuing operations	1,621	9,036	39,041
Income taxes for discontinued operations	—	—	17

Total	$3,341	$10,251	$40,269

  Revenue Recognition

        Approximately 83% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings." Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

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

        Revenue associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed.

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2011 and 2010 are $51.7 million and $40.8 million, respectively, and are included in accounts receivable.

        The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based upon the creditworthiness of our customers, prior collection history, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work and the availability, if any, of payment bonds applicable to the contract. The receivables are written off when they are deemed to be uncollectible.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

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

  Recoverability of Goodwill and Identifiable Intangible Assets

        Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.

        When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

        In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, then we perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit.

        We estimate the fair value of the reporting unit based on two market approaches and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long-term

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

  Acquisitions

        We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

        Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. Beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized in income from operations. For acquisitions prior to 2009, these obligations are recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

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

December 31, 2011

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

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2011 revenues.

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

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$51,237	$51,237	$—	$—
Contingent earn-out obligations	$2,488	$—	$—	$2,488

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Fair Value Measurements (Continued)

        We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3).

	December 31, 2011	December 31, 2010
Balance at beginning of year	$7,466	$2,380
Issuances (See Note 4)	550	6,660
Adjustments to fair value	(5,528)	(1,574)

Balance at end of year	$2,488	$7,466

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2011, we recorded a goodwill impairment charge of $57.3 million and an intangible asset impairment charge of $1.6 million based on Level 3 measurements. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Description of Transaction

        On November 2, 2011, we acquired a 60% majority interest in Environmental Air Systems, LLC ("EAS"). EAS is a regional mechanical contractor with principal offices in Greensboro and Raleigh, North Carolina. EAS engages in a broad range of mechanical contracting projects, HVAC service and controls, and sophisticated prefabrication of mechanical systems, in North Carolina, South Carolina and throughout the Atlantic region. The Company's consolidated statements of operations since the acquisition date include revenue of $18.2 million and pre-tax income attributable to Comfort Systems of $0.5 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

4. Acquisitions (Continued)

  Fair Value

        The following summarizes the acquisition date fair value of consideration transferred, noncontrolling interest, identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Cash and cash equivalents	252
Receivables	32,467
Costs and estimated earnings in excess of billings	4,677
Other current assets	1,252
Property and equipment	2,790
Other non-current assets	2,168
Goodwill	15,672
Identifiable intangible assets	16,200
Accounts payable and other current liabilities	(20,581)
Billings in excess of costs and estimated earnings	(2,882)
Other long-term liabilities	(4,228)
Noncontrolling interest	(17,377)

Total purchase price	$30,410

        The total purchase price was $30.4 million, including $27.6 million in cash, a $2.3 million future payment to the owners of the noncontrolling interest and a $0.6 million contingent earn-out obligation. The future payment to the owners of the noncontrolling interest is payable two years after the acquisition date.

        The contingent earn-out obligation is based upon exceeding specified earnings milestones each year during a three-year period and the range of estimated milestone payments is from zero to $7 million (undiscounted). We determined the initial fair value of the contingent earn-out obligation based on a probability weighted income approach, which represents a Level 3 measurement. The resulting probability-weighted cash flows were discounted using a 10% discount rate, which we believe is appropriate and representative of a market participant assumption. We measure the contingent earn-out obligation at fair value each reporting period and changes in the estimated fair value of the contingent payments are recognized in earnings.

        Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of this transaction is tax deductible.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

4. Acquisitions (Continued)

        The acquired intangible assets include the following (in thousands):

	Valuation Method	Estimated Amortization Life	Estimated Value
Backlog	Excess earnings	1 year	$1,100
Customer relationships	Excess earnings	15 years	9,700
Trade name	Relief-from-royalty	15 - 25 years	5,400

Total acquired intangible assets			$16,200

        In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 11%-18%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

        The fair value of the 40% noncontrolling interest in EAS is estimated to be $17.4 million. The fair value of the noncontrolling interest was estimated using an income approach. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The fair value estimate is based on a discount rate of approximately 15%, long-term sustainable growth rates of approximately 3% and adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in EAS.

        Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments.

  Acquisition of ColonialWebb

        On July 28, 2010, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of ColonialWebb Contractors Company ("ColonialWebb"). ColonialWebb operates as a comprehensive, single-source construction, service, manufacturing and refrigeration service firm servicing the Mid-Atlantic region. ColonialWebb is headquartered in Richmond, Virginia with seven other locations. The acquisition date fair value of consideration transferred was $110.3 million, of which $49.9 million was allocated to goodwill. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for discussion of the goodwill impairment of ColonialWebb recorded during 2011.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

4. Acquisitions (Continued)

  Other Acquisitions

        We completed various acquisitions from 2009 to 2011, which were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions, including earn-outs, was $2.9 million in 2011, $4.8 million in 2010 and $20.2 million in 2009.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

5. Discontinued Operations

        We sold a small operating company in June 2009. This company's after-tax loss of $0.3 million for the year ended December 31, 2009, has been reported in discontinued operations under "Operating loss, net of income tax benefit." We recorded an estimated loss on the sale of this company of $1.0 million in 2009. During 2010, we recorded an income tax benefit of $0.3 million related to the adjustment of certain valuation allowances related to this discontinued operation. In addition, during 2010, we recorded a gain of $0.2 million related to a settlement with the former owner of the company which was offset by income tax expense of $0.2 million. This has been reported in discontinued operations under "Gain (loss) on disposition of discontinued operation, net of income tax expense."

        Sale of Companies to Emcor—We sold 19 operations to Emcor Group, Inc. ("Emcor") in 2002. The total purchase price was $186.25 million, including the assumption by Emcor of approximately $22.1 million of subordinated notes to former owners of certain of the divested companies. Of Emcor's purchase price, $5 million was deposited into an escrow account to secure potential obligations on our part to indemnify Emcor for future claims and contingencies arising from events and circumstances prior to closing, all as specified in the transaction documents. Of this escrow, $4 million has been applied in determining our liability to Emcor in connection with the settlement of certain claims. The remaining $1 million of escrow was disbursed to us in March 2010.

        There are ongoing open matters relating to this transaction that we continue to address with Emcor. We do not believe these open matters, either individually or in the aggregate, will have a material adverse effect on our financial position when ultimately resolved. During 2009, we recorded a gain of $0.8 million based upon a review of open matters. In connection with the final escrow release in 2010, we recorded an additional gain of $0.5 million (net of income tax expense of $0.3 million) based upon a further review of open matters. These amounts are included in discontinued operations under "Gain (loss) on disposition of discontinued operation, net of income tax expense."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$—	$—	$1,795
Pre-tax loss	$—	$—	$(520)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2011	December 31, 2010
Balance at beginning of year	$147,818	$100,194
Additions (See Note 4)	16,629	53,358
Impairment adjustment	(57,354)	(5,734)

Balance at end of year	$107,093	$147,818

        We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, "Summary of Significant Accounting Policies," we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If so, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value.

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

        The fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2011. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 2-3%. These reporting units had a total goodwill balance of $75.7 million. The combined implied fair value was less than the combined carrying value of goodwill and we recorded a non-cash goodwill impairment charge of $55.1 million.

        We previously disclosed that our assessment of the goodwill impairment charge was preliminary. During the fourth quarter, we adjusted our estimate of the weighted average cost of capital for our Maryland reporting unit to 19%, which resulted in an additional impairment charge for the remaining $2.2 million of goodwill.

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

        During our annual impairment testing on October 1, we performed the qualitative assessment described above for the remaining 21 reporting units that have a goodwill balance. Based on this

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying amount. Accordingly, no further testing was required. In making this determination, we considered changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. changes in the competitive environment, cost factors, etc.).

        During 2010 and 2009, the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach for the year ended December 31, 2010. We assigned a weighting of 40% to the discounted cash flow analysis and 60% to the public company approach for the year ended December 31, 2009. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2009. We recorded a goodwill impairment of $5.7 million during 2010 related to our Delaware location. There was no impairment of goodwill as a result of our annual goodwill impairment test in 2009. We also did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2009.

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

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2011		December 31, 2010
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$36,351	$(9,880)	$25,948	$(5,378)
Backlog	1 - 2	5,890	(4,999)	4,740	(4,253)
Noncompete agreements	2 - 7	2,890	(1,932)	3,490	(1,710)
Tradenames	2 - 25	23,370	(3,341)	19,570	(2,791)

Total		$68,501	$(20,152)	$53,748	$(14,132)

        As discussed in Note 4, we acquired $16.2 million of intangible assets related to the acquisition of EAS.

        The amounts attributable to customer relationships, noncompete agreements and tradenames are being amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $6.2 million and $3.5 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

        At December 31, 2011, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2012	$7,859
2013	6,397
2014	5,457
2015	4,358
2016	3,336
Thereafter	20,942

Total	$48,349

        We recorded an intangible asset impairment of $1.6 million during 2011. This impairment charge resulted from our estimation that the carrying value may not be fully recoverable at our operating location in Delaware.

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2011	2010
Land	—	$2,282	$2,282
Transportation equipment	2 - 7	34,991	30,964
Machinery and equipment	2 - 15	21,482	19,550
Computer and telephone equipment	2 - 7	17,587	16,740
Buildings and leasehold improvements	2 - 40	23,612	22,853
Furniture and fixtures	3 - 10	4,913	4,764

		104,867	97,153
Less—Accumulated depreciation		(62,854)	(53,533)

Property and equipment, net		$42,013	$43,620

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $12.6 million, $11.2 million and $10.0 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$5,096	$7,253	$5,250
Additions for bad debt expense	936	364	3,283
Deductions for uncollectible receivables written off, net of recoveries	(833)	(2,699)	(1,313)
Allowance for doubtful accounts of acquired companies at date of acquisition	142	178	33

Balance at end of year	$5,341	$5,096	$7,253

        Other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued warranty costs	$8,363	$9,925
Accrued backcharges	—	6,489
Accrued job losses	2,060	1,670
Accrued rent and lease obligations	2,793	1,158
Accrued sales and use tax	1,498	1,500
Deferred revenue	1,607	1,692
Other current liabilities	11,151	8,382

	$27,472	$30,816

        Contracts in progress are as follows (in thousands):

	December 31,
	2011	2010
Costs incurred on contracts in progress	$837,288	$1,127,688
Estimated earnings, net of losses	54,911	202,295
Less—Billings to date	(936,766)	(1,366,757)

	$(44,567)	$(36,774)

Costs and estimated earnings in excess of billings	$27,163	$26,648
Billings in excess of costs and estimated earnings	(71,730)	(63,422)

	$(44,567)	$(36,774)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2011	2010
Revolving credit facility	$—	$—
Other debt	2,700	3,000
Notes to former owners	12,681	26,936

Total debt	15,381	29,936
Less—current portion	(632)	(1,267)

Total long-term portion of debt	$14,749	$28,669

        At December 31, 2011, future principal payments of long-term debt are as follows (in thousands):

Year ended December 31—
2012	$632
2013	650
2014	12,299
2015	300
2016	300
Thereafter	1,200

$15,381

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest expense on notes to former owners	$795	$627	$505
Interest expense on borrowings and unused commitment fees	243	287	127
Letter of credit fees	622	447	462
Amortization of debt financing costs	226	338	108

Total	$1,886	$1,699	$1,202

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, now expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2011, we had no outstanding borrowings, $42.7 million in letters of credit outstanding, and $82.3 million of credit available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Long-Term Debt Obligations (Continued)

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2011 the amount of these assets was approximately $76.3 million.

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

Net loss including noncontrolling interests	$(36,492)
Income taxes—continuing operations	(8,172)
Interest expense, net	1,758
Depreciation and amortization expense	20,053
Stock compensation expense	3,604
Goodwill and other intangible asset impairments	58,922
EBITDA attributable to noncontrolling interests	(647)
Pre-acquisition results of acquired companies, as defined under the Facility	17,016

Credit Facility Adjusted EBITDA	$56,042

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.5 through maturity. The leverage ratio as of December 31, 2011 was 0.27.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.0 through December 31, 2013, 1.5 through June 30, 2014 and 1.0 through

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Long-Term Debt Obligations (Continued)

  maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2011 was 18.78.

          Other Restrictions— The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.0.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of December 31, 2011.

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

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2011 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.58%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.30%
Eurodollar Rate Loan Option:
One-month LIBOR	0.30%
Six-month LIBOR	0.81%

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Long-Term Debt Obligations (Continued)

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

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. Letter of credit fees and commitment fees are based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA.

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.25	1.25 to 2.00	2.00 to 2.50	2.50 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.75%	1.00%	1.25%	1.50%	1.75%
Eurodollar Rate Loan Option	1.75%	2.00%	2.25%	2.50%	2.75%
Letter of credit fees	1.30%	1.50%	1.70%	1.90%	2.10%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.25%	0.30%	0.35%	0.45%	0.50%

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.6% as of December 31, 2011. We incurred approximately $0.5 million in financing and professional costs in connection with the arrangement of the Facility. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.7 million as of December 31, 2011, of which $0.3 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.24%.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

9. Long-Term Debt Obligations (Continued)

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. Currently, $2.7 million of this debt is outstanding. We have included both the $0.3 million current portion and the $2.4 million long-term portion on our balance sheet as of December 31, 2011. The weighted average interest rate on this variable rate debt as of December 31, 2011 was approximately 0.25%.

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2011	2010	2009
Current—
Federal	$230	$7,991	$14,240
State and Puerto Rico	1,123	1,853	4,046

	1,353	9,844	18,286

Deferred—
Federal	(10,307)	(537)	4,719
State and Puerto Rico	782	(2,947)	(1,568)

	(9,525)	(3,484)	3,151

	$(8,172)	$6,360	$21,437

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2011	2010	2009
Income tax expense (benefit) at the statutory rate	$(15,632)	$7,132	$19,612
Changes resulting from—
State income taxes, net of federal tax effect	(2,327)	260	2,384
Increase (decrease) in valuation allowance	3,431	(846)	(1,025)
Increase in contingency reserves	28	95	153
Non-deductible expenses	268	455	500
Production activity deduction	—	(391)	(699)
Goodwill impairment	9,223	—	—
Purchase accounting adjustments	(2,992)	—	—
Other	(171)	(345)	512

	$(8,172)	$6,360	$21,437

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,958	$1,956
Goodwill	4,519	—
Stock compensation	2,583	2,338
Accrued liabilities and expenses	20,902	24,585
State net operating loss carryforwards	4,604	2,976
Other	1,304	1,035

Total deferred income tax assets	$35,870	$32,890

Deferred income tax liabilities—
Property and equipment	(5,695)	(5,501)
Long-term contracts	(237)	(389)
Goodwill	—	(4,136)
Intangible assets	(4,762)	(7,424)
Tax accounting method change (Section 481 adjustments)	(2,978)	(5,956)
Other	(671)	(914)

Total deferred income tax liabilities	(14,343)	(24,320)

Less—Valuation allowance	(3,999)	(568)

Net deferred income tax assets	$17,528	$8,002

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2010
Deferred income tax assets—
Prepaid expenses and other	$19,771	$22,975
Other noncurrent assets	2,626	3,987

Total deferred income tax assets	$22,397	$26,962

Deferred income tax liabilities—
Other current liabilities	$328	$89
Deferred income tax liabilities	4,541	18,871

Total deferred income tax liabilities	$4,869	$18,960

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

10. Income Taxes (Continued)

        As of December 31, 2011, we had $4.6 million of future tax benefits related to $99.6 million of available state net operating loss carryforwards ("NOLs") which expire between 2012 and 2031. A valuation allowance of $4.0 million has been recorded against net deferred tax assets of state NOLs and other state deferred tax assets. We recorded an increase in valuation allowances of $3.4 million for the year ended December 31, 2011. A deferred tax asset for state NOLs, net of related valuation allowance, of $1.7 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually.

        As of December 31, 2011 and 2010, approximately $0.5 million and $0.5 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We did not recognize any interest or penalties during the years ended December 31, 2011 and 2010. We had accrued approximately $0.3 million and $0.3 million for the payment of interest and penalties at December 31, 2011 and 2010, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2008 tax year forward and by various state authorities for the 2003 tax year forward. We are currently under examination for our U.S. federal income taxes for the 2009 tax year.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$696	$634	$621
Additions based on tax positions related to the current year	—	189	—
Additions for tax positions of prior years	—	—	134
Reductions for tax positions of prior years	—	(127)	(97)
Settlements	—	—	(24)

Balance at end of year	$696	$696	$634

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $5.1 million in 2011, $4.3 million in 2010 and $4.5 million in 2009.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

11. Employee Benefit Plans (Continued)

Of these amounts, approximately $0.5 million and $0.1 million were payable to the plans at December 31, 2011 and 2010, respectively.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2011 and 2010, we had 7 and 6 employees, respectively, who were union members. We are subject to unfunded pension plan liability related to the withdrawal of one of our operating locations from a multi-employer pension plan. We have accrued $0.2 million in anticipation of these liabilities as of December 31, 2011. There were no contributions made to multi-employer pension plans in 2011, 2010 or 2009. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $13.0 million, $13.3 million, and $16.2 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2011, 2010 and 2009 rent expense above are approximately $3.2 million, $2.7 million and $2.8 million of rent paid to these related parties, respectively.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2012	$10,579
2013	9,115
2014	6,460
2015	4,640
2016	3,088
Thereafter	7,264

$41,146

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

December 31, 2011

12. Commitments and Contingencies (Continued)

cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

        In December 2011, we received a letter from Ferguson Enterprises, Inc. ("Ferguson"), a distributor of plumbing supplies and pipe, in which Ferguson stated that it had unintentionally supplied us with gaskets that were mislabeled by a former supplier as being non-asbestos. Ferguson currently states that we bought approximately 29,000 gaskets that might have been mislabeled. Ferguson further disclosed that four Ferguson customers had found asbestos in gaskets above the 1% level at which they can be classified as non-asbestos. No reasonable estimate of liability, if any, is possible at this time.

        In addition to the matters described above, we had accrued $6.5 million as of December 31, 2010 for potential and asserted backcharges from several customers of our multi-family operation based in Texas. During the third quarter of 2011, the Company reached an agreement related to certain backcharges, and this resulted in a $4.8 million payment and a $0.2 million recovery. The additions and reductions to the accrual were included in "Cost of Services."

        The following table summarizes the backcharge activity for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$6,489	$6,489	$5,838
Additions	600	—	2,350
Cash payments, net of recovery	(4,593)	—	(650)
Non-cash reduction	(2,496)	—	(1,049)

Balance at end of year	$—	$6,489	$6,489

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

December 31, 2011

12. Commitments and Contingencies (Continued)

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

December 31, 2011

12. Commitments and Contingencies (Continued)

        Companies acquired may have a self-insurance plan in place on the date of acquisition. Generally, the acquired company will remain on a separate policy until the end of the coverage period upon which the acquired company will join the aforementioned self-insurance policy.

13. Stockholders' Equity

  Long-Term Incentive Plan for Employees

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2011, there were 1.0 million shares available for issuance under this plan. The 2006 Plan will expire in May 2016.

  Non-Employee Directors' Stock Plan

        In May 2008, our stockholders approved our Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of restricted stock to non-employee directors. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 300,000 shares. As of December 31, 2011, there were 0.1 million shares available for issuance under this plan. The 2006 Directors Plan will expire in May 2016.

        Under the 2006 Directors Plan, each participant who has served since at least the previous annual meeting and is continuing in office and each newly elected non-employee director will be awarded an award covering 10,000 shares (which will be the maximum number of shares of Common Stock subject to awards that may be granted to any participant in the aggregate in any calendar year).

        Stock options were granted under the 2006 Directors Plan before it was amended in 2008. We have never altered the price of any option after its grant.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. During the fourth quarter of 2011, the Board approved an extension of the program to acquire up to an additional 1.0 million shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.7 million shares for the year ended December 31, 2011, at an average price of $9.83 per share. Since the inception of the program in 2007 and as of December 31, 2011, we have repurchased a cumulative total of 5.6 million shares at an average price of $10.97 per share.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

13. Stockholders' Equity (Continued)

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

        The effect of 0.2 million of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2011, due to our net loss position in this period. Assuming dilution, there were approximately 0.7 million, 0.5 million and 0.5 million anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Common shares outstanding, end of period(a)	37,050	37,532	37,625
Effect of using weighted average common shares outstanding	339	17	421

Shares used in computing earnings per share—basic	37,389	37,549	38,046
Effect of shares issuable under stock option plans based on the treasury stock method	—	241	360
Effect of contingently issuable restricted shares	—	—	45

Shares used in computing earnings per share—diluted	37,389	37,790	38,451

(a)
Excludes 0.4 million shares of unvested contingently issuable restricted stock outstanding for each of the years ended December 31, 2011, 2010 and 2009 (see Note 14 "Stock-Based Compensation").

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

14. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $3.6 million, $3.7 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.3 million for each of the years ended December 31, 2011, 2010 and 2009. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2011		2010		2009
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,061	$9.58	1,180	$7.77	1,365	$6.39
Granted	142	$13.87	146	$12.46	177	$11.00
Exercised	(66)	$4.46	(184)	$2.58	(355)	$4.00
Forfeited	—	$—	(12)	$12.32	(7)	$11.00
Expired	(81)	$4.82	(69)	$2.88	—	$—

Outstanding at end of year	1,056	$10.84	1,061	$9.58	1,180	$7.77

Options exercisable at end of year	762		756		879

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $1.8 million and $2.6 million, respectively. Stock options outstanding as of December 31, 2011 have a weighted-average remaining contractual term of 6.0 years and an aggregate intrinsic value of $1.4 million. Stock options exercisable as of December 31, 2011 have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $1.4 million. As of December 31, 2011, we have 1.0 million options that are vested or expected to vest; these options have a weighted average exercise price of $10.81 per share, have a weighted-average remaining contractual term of 6.0 years and an aggregate intrinsic value of $1.4 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

14. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/11	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/11	Weighted- Average Exercise Price
$1.90 - $2.875	66	1.32	$1.97	66	$1.97
$3.39 - $4.77	23	1.42	$3.83	23	$3.83
$6.38 - $7.94	148	3.19	$6.51	148	$6.51
$11.00 - $12.90	488	6.74	$11.85	337	$11.82
$13.15 - $15.03	331	7.44	$13.54	188	$13.30

$1.90 - $15.03	1,056	6.01	$10.84	762	$10.06

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2011 to 2009 grants are shown in the table below:

	Year Ended December 31,
	2011	2010	2009
Weighted-average fair value per share of options granted	$5.04	$4.61	$4.06
Fair value assumptions:
Expected dividend yield	1.70%	1.73%	1.53%
Expected stock price volatility	44.2%	44.4%	45.0%
Risk-free interest rate	2.24%	2.65%	1.80%
Expected term	5.3 years	5.3 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2011, the unrecognized compensation cost related to stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options vested during the year ended December 31, 2011 was $0.7 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

14. Stock-Based Compensation (Continued)

        The following table summarizes information about nonvested stock option awards as of December 31, 2011 and changes for the year ended December 31, 2011 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	305	$4.51
Granted	142	$5.04
Vested	(153)	$4.60
Forfeited	—	$—

Nonvested at December 31, 2011	294	$4.71

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

  Restricted Stock

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock	2011	2010	2009
Unvested at beginning of year	312	300	284
Granted	231	245	217
Vested	(241)	(228)	(198)
Forfeited	—	(5)	(3)

Unvested at end of year	302	312	300

        Approximately $1.6 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.9 years. The total fair value of shares vested during year ended December 31, 2011 was $2.9 million. The weighted-average fair value per share of restricted stock shares awarded during 2011, 2010 and 2009 was $11.29, $12.26 and $11.40, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $3.0 million and $1.9 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

15. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized as follows (in thousands, except per share data):

	2011
	Q1	Q2	Q3(a)	Q4(a)
Revenue	$282,059	$312,148	$328,113	$317,700
Gross profit	$34,209	$47,510	$49,108	$50,625
Operating income (loss)	$(8,328)	$5,601	$(47,461)	$820
Income (loss) from continuing operations	$(5,170)	$3,162	$(36,569)	$2,085
Discontinued operations:
Operating loss, net of tax	$—	$—	$—	$—
Gain (loss) on disposition, net of tax	$—	$—	$—	$—
Net income (loss) including noncontrolling interests	$(5,170)	$3,162	$(36,569)	$2,085
Less: Net income attributable to noncontrolling interests	$—	$—	$—	$338
Net income (loss) attributable to Comfort Systems USA, Inc.	$(5,170)	$3,162	$(36,569)	$1,747
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$(0.14)	$0.08	$(0.98)	$0.05
Discontinued operations—
Loss from operations	—	—	—	—
Gain (loss) on disposition	—	—	—	—

Net income (loss)	$(0.14)	$0.08	$(0.98)	$0.05

Diluted—
Income (loss) from continuing operations	$(0.14)	$0.08	$(0.98)	$0.05
Discontinued operations—
Loss from operations	—	—	—	—
Gain (loss) on disposition	—	—	—	—

Net income (loss)	$(0.14)	$0.08	$(0.98)	$0.05

Net cash provided by (used in) operating activities	$(19,066)	$(4,377)	$1,478	$51,645

(a)
Included in income are goodwill and other intangible asset impairment charges of $55.1 million in the third quarter and $3.8 million in the fourth quarter of 2011.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011

15. Quarterly Results of Operations (Unaudited) (Continued)

	2010
	Q1	Q2(a)	Q3	Q4(a)
Revenue	$236,475	$249,588	$307,648	$314,571
Gross profit	$39,508	$41,965	$50,309	$56,900
Operating income (loss)	$2,104	$2,376	$8,453	$7,109
Income (loss) from continuing operations	$1,165	$1,646	$5,410	$5,796
Discontinued operations:
Operating loss, net of tax	$—	$—	$—	$—
Gain (loss) on disposition, net of tax	$762	$—	$(39)	$—
Net income (loss) including noncontrolling interests	$1,927	$1,646	$5,371	$5,796
Less: Net income attributable to noncontrolling interests	$—	$—	$—	$—
Net income (loss) attributable to Comfort Systems USA, Inc.	$1,927	$1,646	$5,371	$5,796
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$0.03	$0.04	$0.14	$0.15
Discontinued operations—
Loss from operations	—	—	—	—
Gain (loss) on disposition	0.02	—	—	—

Net income (loss)	$0.05	$0.04	$0.14	$0.15

Diluted—
Income (loss) from continuing operations	$0.03	$0.04	$0.14	$0.15
Discontinued operations—
Loss from operations	—	—	—	—
Gain (loss) on disposition	0.02	—	—	—

Net income (loss)	$0.05	$0.04	$0.14	$0.15

Net cash provided by (used in) operating activities	$(11,461)	$762	$(3,772)	$46,620

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2011 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2011 and such information is hereby incorporated by reference.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this annual report on Form 10-K:

          (1)   Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 41 of this annual report on Form 10-K and is incorporated herein by reference.

          (2)   Financial Statement Schedules:

      None.

(b)   Exhibits

        Reference is made to the Index of Exhibits beginning on page 87 which is incorporated herein by reference.

(c)   Excluded financial statements:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
By:	/s/ BRIAN E. LANE Brian E. Lane President and Chief Executive Officer

Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN E. LANE Brian E. Lane	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 29, 2012
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012
/s/ WILLIAM F. MURDY William F. Murdy	Chairman of the Board	February 29, 2012
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 29, 2012
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 29, 2012
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 29, 2012

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 29, 2012
/s/ FRANKLIN MYERS Franklin Myers	Director	February 29, 2012
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 29, 2012
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 29, 2012

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998.	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003.	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	May 19, 2009 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant.	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002.	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan.	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors.	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Restricted Stock Award Agreement dated March 26, 2008	10.4	First Quarter 2008 Form 10-Q
*10.13	Summary of 2009 Incentive Compensation Plan	10.1	First Quarter 2009 Form 10-Q

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.14	Form of Restricted Stock Award Agreement dated March 26, 2009	10.2	First Quarter 2009 Form 10-Q
*10.15	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
*10.16	Summary of 2010 Incentive Compensation Plan	10.1	First Quarter 2010 Form 10-Q
*10.17	Form of Performance Restricted Stock Award Agreement date March 25, 2010		2010 Form 10-K
*10.18	Amended Form of Restricted Stock Award Agreement dated March 26, 2008		2010 Form 10-K
*10.19	Amended Form of Restricted Stock Award Agreement dated March 26, 2009		2010 Form 10-K
10.20	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.21	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.22	Restricted Stock Award Agreement dated November 17, 2010 by Comfort Systems to William George		2010 Form 10-K
*10.23	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.24	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.25	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.26	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement.	10.1	Third Quarter 2011 Form 10-Q
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP.		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Furnished Herewith
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.