Form 10-Q
period 2012-03-31
COMFORT SYSTEMS USA INC
filed 2012-05-02
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        The number of shares outstanding of the issuer's common stock as of April 27, 2012 was 37,383,008 (excluding treasury shares of 3,740,357).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,873	$51,237
Accounts receivable, less allowance for doubtful accounts of $5,762 and $5,341, respectively	265,941	267,060
Other receivables	6,261	6,527
Inventories	10,699	10,631
Prepaid expenses and other	29,179	24,664
Costs and estimated earnings in excess of billings	33,572	27,163

Total current assets	373,525	387,282
PROPERTY AND EQUIPMENT, NET	40,807	42,013
GOODWILL	107,093	107,093
IDENTIFIABLE INTANGIBLE ASSETS, NET	46,284	48,349
OTHER NONCURRENT ASSETS	8,349	6,329

Total assets	$576,058	$591,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	332	332
Accounts payable	105,801	114,255
Accrued compensation and benefits	36,025	36,474
Billings in excess of costs and estimated earnings	70,109	71,730
Accrued self-insurance expense	28,277	27,408
Other current liabilities	25,397	27,472

Total current liabilities	266,241	277,971
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,400	2,400
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	12,249	12,349
DEFERRED INCOME TAX LIABILITIES	5,131	4,541
OTHER LONG-TERM LIABILITIES	10,838	10,699

Total liabilities	296,859	307,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,705,506 and 3,714,506 shares, respectively	(39,341)	(39,437)
Additional paid-in capital	322,273	323,608
Retained earnings (deficit)	(21,020)	(19,991)

Comfort Systems USA, Inc. stockholders' equity	262,323	264,591
Noncontrolling interests	16,876	18,515

Total stockholders' equity	279,199	283,106

Total liabilities and stockholders' equity	$576,058	$591,066

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUE	$329,410	$282,059
COST OF SERVICES	286,666	247,850

Gross profit	42,744	34,209
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,363	42,622
GAIN ON SALE OF ASSETS	(216)	(85)

Operating loss	(3,403)	(8,328)
OTHER INCOME (EXPENSE):
Interest income	4	26
Interest expense	(397)	(487)
Changes in the fair value of contingent earn-out obligations	(30)	(95)
Other	52	15

Other income (expense)	(371)	(541)

LOSS BEFORE INCOME TAXES	(3,774)	(8,869)
INCOME TAX BENEFIT	(1,106)	(3,699)

NET LOSS INCLUDING NONCONTROLLING INTERESTS	(2,668)	(5,170)
Less: Net loss attributable to noncontrolling interests	(1,639)	—

NET LOSS ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$(1,029)	$(5,170)

LOSS PER SHARE ATTRIBUTBALE TO COMFORT SYSTEMS USA, INC.:
Basic	$(0.03)	$(0.14)

Diluted	$(0.03)	$(0.14)

SHARES USED IN COMPUTING LOSS PER SHARE:
Basic	37,056	37,537

Diluted	37,056	37,537

DIVIDENDS PER SHARE	$0.050	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	41,123,365	$411	(3,221,775)	$(34,714)	$326,467	$20,620	—	$312,784
Net income (loss)	—	—	—	—	—	(36,830)	338	(36,492)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	65,950	707	(258)	—	—	449
Issuance of restricted stock	—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,793)	(662)	—	—	—	(662)
Tax benefit from vesting of restricted stock	—	—	—	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	3,604	—	—	3,604
Dividends	—	—	—	—	(3,771)	(3,781)	—	(7,552)
Share repurchase	—	—	(738,590)	(7,256)	—	—	—	(7,256)
Acquisition of EAS	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011	41,123,365	411	(3,714,506)	(39,437)	323,608	(19,991)	18,515	283,106
Net loss (unaudited)	—	—	—	—	—	(1,029)	(1,639)	(2,668)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	9,000	96	(41)	—	—	55
Issuance of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—	—
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	—		—	—
Stock-based compensation expense (unaudited)	—	—	—	—	577	—	—	577
Dividends (unaudited)	—	—	—	—	(1,871)	—	—	(1,871)
Share repurchase (unaudited)	—	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2012 (unaudited)	41,123,365	$411	(3,705,506)	$(39,341)	$322,273	$(21,020)	$16,876	$279,199

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(2,668)	$(5,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	2,080	1,658
Depreciation expense	3,057	3,161
Bad debt expense	741	839
Deferred tax expense (benefit)	(1,521)	(2,110)
Amortization of debt financing costs	57	56
Gain on sale of assets	(216)	(85)
Changes in the fair value of contingent earn-out obligations	30	95
Stock-based compensation expense	577	1,238
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(905)	(1,720)
Inventories	(68)	(197)
Prepaid expenses and other current assets	(855)	1,231
Costs and estimated earnings in excess of billings	(6,409)	949
Other noncurrent assets	(2,077)	(790)
Increase (decrease) in—
Accounts payable and accrued liabilities	(10,349)	(17,392)
Billings in excess of costs and estimated earnings	(1,621)	(956)
Other long-term liabilities	331	127

Net cash used in operating activities	(19,816)	(19,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,094)	(2,360)
Proceeds from sales of property and equipment	420	247
Proceeds from businesses sold	39	39
Sale of marketable securities	—	2,000
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(15)	(1,800)

Net cash used in investing activities	(1,650)	(1,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—
Payments on other long-term debt	(100)	—
Payments of dividends to shareholders	(1,853)	(1,880)
Share repurchase program	—	—
Shares received in lieu of tax withholding	—	—
Excess tax benefit of stock-based compensation	19	(13)
Proceeds from exercise of options	36	123

Net cash used in financing activities	(1,898)	(1,770)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,364)	(22,710)

CASH AND CASH EQUIVALENTS, beginning of period	51,237	86,346

CASH AND CASH EQUIVALENTS, end of period	$27,873	$63,636

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 49% of our consolidated 2012 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 51% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2012 revenue: HVAC 73%, plumbing 18%, building automation control systems 4% and other 5%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2011 (the "Form 10-K").

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

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended March 31,
	2012	2011
Interest	$1,004	$399
Income taxes	1,311	654

Total	$2,315	$1,053

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the three months ended March 31, 2012 our tax benefit was $1.1 million with an effective tax rate of 29.3% as compared to tax benefit of $3.7 million with an effective tax rate of 41.7% for the three months ended March 31, 2011. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of adjustments to tax reserves. The effective tax rate in 2011 was higher than the federal statutory rate due to higher permanent differences not deductible for tax purposes relative to income. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$27,873	$27,873	$—	$—
Contingent earn-out obligations	$2,518	$—	$—	$2,518

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

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$2,488
Issuances	—
Settlements	—
Adjustments to fair value	30

Balance at end of period	$2,518

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of EAS

        On November 2, 2011, we acquired a 60% majority interest in Environmental Air Systems, LLC ("EAS"). EAS is a regional mechanical contractor with principal offices in Greensboro and Raleigh,

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4. Acquisitions (Continued)

North Carolina. EAS engages in a broad range of mechanical contracting projects, HVAC service and controls, and sophisticated prefabrication of mechanical systems, in North Carolina, South Carolina and throughout the Atlantic region. The acquisition date fair value of consideration transferred was $30.4 million, of which $15.7 million was allocated to goodwill. See Note 5 "Goodwill and Identifiable Intangible Assets, Net." Our consolidated balance sheets include preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments.

  Other Acquisitions

        We completed one acquisition in the first quarter of 2012 and one acquisition in the first quarter of 2011. The 2012 and 2011 acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of period	$107,093	$147,818
Additions	—	16,629
Impairment adjustment	—	(57,354)

Balance at end of period	$107,093	$107,093

        The November 2011 EAS acquisition resulted in goodwill of approximately $15.7 million. We recorded a goodwill impairment charge of $55.1 million during the third quarter of 2011 and an impairment charge for $2.2 million in the fourth quarter of 2011. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at four reporting units serving the Virginia, Maryland and North Carolina markets could no longer support the related goodwill balance. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		March 31, 2012		December 31, 2011
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$36,366	$(11,320)	$36,351	$(9,880)
Backlog	1 - 2	5,890	(5,195)	5,890	(4,999)
Noncompete agreements	2 - 7	2,890	(2,048)	2,890	(1,932)
Tradenames	2 - 25	23,370	(3,669)	23,370	(3,341)

Total		$68,516	$(22,232)	$68,501	$(20,152)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility	$—	$—
Other debt	2,700	2,700
Notes to former owners	12,581	12,681

Total debt	15,281	15,381
Less—current portion	(632)	(632)

Total long-term portion of debt	$14,649	$14,749

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2012, we had no outstanding borrowings, $45.7 million in letters of credit outstanding, and $79.3 million of credit available.

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

March 31, 2012

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

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.5% as of March 31, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of March 31, 2012 was 0.25.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2012 was 20.57.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of March 31, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.6 million as of March 31, 2012, of which $0.3 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.24%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of March 31, 2012 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of March 31, 2012 was approximately 0.25%.

7. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our operating results or financial condition, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

March 31, 2012

(Unaudited)

7. Commitments and Contingencies (Continued)

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

8. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed considering the dilutive effect of stock options and contingently issuable restricted stock.

        The effect of 0.1 million and 0.4 million of common stock equivalents have been excluded from the calculation of diluted EPS for the three months ended March 31, 2012 and March 31, 2011,

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8. Stockholders' Equity (Continued)

respectively, due to our net loss position in these periods. Assuming dilution, there were approximately 0.7 million and 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2012 and March 31, 2011, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Common shares outstanding, end of period(a)	36,965	37,543
Effect of using weighted average common shares outstanding	91	(6)

Shares used in computing earnings per share—basic	37,056	37,537
Effect of shares issuable under stock option plans based on the treasury stock method	—	—
Effect of contingently issuable restricted stock	—	—

Shares used in computing earnings per share—diluted	37,056	37,537

(a)
Excludes 0.4 million and 0.5 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2012 and 2011, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of March 31, 2012, the Board has approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2012. Since the inception of the program in 2007 and as of March 31, 2012, we have repurchased a cumulative total of 5.6 million shares at an average price of $10.97 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q and the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Company Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

  Nature and Economics of Our Business

        Approximately 86% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $444,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of March 31, 2012, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,915	$330.1
$1 million - $5 million	264	600.2
$5 million - $10 million	67	453.7
$10 million - $15 million	16	191.4
Greater than $15 million	13	321.4

Total	4,275	$1,896.8

        In addition to project work, approximately 14% of our revenue represents maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the three year period from 2009 to 2011, which have continued in 2012. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, we currently have modest indebtedness and significant uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until September 2016. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last thirteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

  Percentage of Completion Method of Accounting

        Approximately 86% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2012	%	2011	%
Revenue	$329,410	100.0%	$282,059	100.0%
Cost of services	286,666	87.0%	247,850	87.9%

Gross profit	42,744	13.0%	34,209	12.1%
Selling, general and administrative expenses	46,363	14.1%	42,622	15.1%
Gain on sale of assets	(216)	(0.1)%	(85)	—

Operating loss	(3,403)	(1.0)%	(8,328)	(3.0)%
Interest income	4	—	26	—
Interest expense	(397)	(0.1)%	(487)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(30)	—	(95)	—
Other income (expense)	52	—	15	—

Loss before income taxes	(3,774)	(1.1)%	(8,869)	(3.1)%
Income tax benefit	(1,106)		(3,699)

Net loss including noncontrolling interests	(2,668)	(0.8)%	(5,170)	(1.8)%
Less: Net loss attributable to noncontrolling interests	(1,639)		—

Net loss attributable to Comfort Systems USA, Inc.	$(1,029)		$(5,170)

        We had 38 operating locations as of December 31, 2011. During the first quarter of 2012, we consolidated one company into other operations. As of March 31, 2012, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2012 to 2011, as described below, excludes the results of EAS, in which we acquired a 60% interest in November 2011, for the three months ended March 31, 2012.

        Revenue—Revenue increased $47.4 million, or 16.8%, to $329.4 million for the first quarter of 2012 compared to the same period in 2011. The increase included a 9.0% increase in revenue related to same-store activity as well as a 7.8% increase from the acquisition of EAS. The same-store revenue increase is primarily from the manufacturing sector (approximately $23.6 million) and results from a large, short duration data center project at ColonialWebb. During the first quarter of 2012, EAS contributed revenue of approximately $22.1 million.

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

        Backlog as of March 31, 2012 was $622.0 million, a 1.8% decrease from December 31, 2011 backlog of $633.2 million, and a 0.4% increase from March 31, 2011 backlog of $619.5 million. Sequential backlog decreased primarily related to ColonialWebb. The year-over-year increase due to the EAS acquisition was 6.5%. This increase was offset by a same-store backlog decrease of 6.1% primarily due to our Maryland operations.

        Following the three-year period of industry activity declines from 2001-2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 through 2011, which have continued in 2012. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenue.

        Gross Profit—Gross profit increased $8.5 million, or 24.9%, to $42.7 million for the first quarter of 2012 as compared to the same period in 2011. The increase included an $8.7 million, or 25.5%, increase in gross profit on a same-store basis offset by a $0.2 million, or 0.6%, decrease related to the acquisition of EAS. The $0.2 million loss at the gross profit level for EAS resulted from underperformance on certain jobs offset by adjustments for contractual reimbursement for gross margin fade on projects in process at closing. As a percentage of revenue, gross profit increased from 12.1% in 2011 to 13.0% in 2012. The quarter over quarter increase in gross profit percentage is primarily due to job underperformance at our Southern Alabama operations in the prior year (approximately $2.5 million).

        During the current quarter, we recognized a job write-down on a project that has been accelerated by the owner. The additional costs associated with this acceleration exceeded $3 million. The costs associated with the acceleration have been reflected in the estimated costs of the project but no additional contract price has been considered although we are pursuing a claim.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $3.7 million, or 8.8%, to $46.4 million for the first quarter of 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $2.1 million, or 5.2%. The increase is primarily due to higher compensation accruals. Amortization expense increased $0.4 million due to the EAS acquisition in late 2011. As a percentage of revenue, SG&A decreased from 15.1% in 2011 to 14.1% in 2012.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
SG&A	$46,363	$42,622
Less: SG&A from companies acquired	(1,217)	—
Less: Amortization expense	(1,884)	(1,495)

Same-store SG&A, excluding amortization expense	$43,262	$41,127

        Income Tax Expense—For the three months ended March 31, 2012 our tax benefit is $1.1 million with an effective tax rate of 29.3% as compared to tax benefit of $3.7 million with an effective tax rate of 41.7% for the three months ended March 31, 2011. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of adjustments to tax reserves. The effective tax rate in 2011 was higher than the federal statutory rate due to higher permanent differences not deductible for tax purposes relative to income. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2012 will be between 38% and 48%.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to adversely impact activity levels in our industry during 2012. Our backlog, while still at solid levels by historical standards, declined substantially through early 2010 and has been relatively stable since early 2011. Our primary emphasis for the remainder of 2012 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog, and despite weak economic conditions for our industry, we currently expect modest levels of profitability in 2012.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash used in:
Operating activities	$(19,816)	$(19,066)
Investing activities	(1,650)	(1,874)
Financing activities	(1,898)	(1,770)

Net decrease in cash and cash equivalents	$(23,364)	$(22,710)

Free cash flow:
Cash used in operating activities	$(19,816)	$(19,066)
Purchases of property and equipment	(2,094)	(2,360)
Proceeds from sales of property and equipment	420	247

Free cash flow	$(21,490)	$(21,179)

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

        Cash Used in Operating Activities—Cash used in operating activities during the first quarter of 2012 was $19.8 million compared with $19.1 million during 2011. The $0.7 million increase in cash used in operations primarily relates to cash outflow from working capital offset by higher profitability in 2012 compared to 2011.

        Cash Used in Investing Activities—During the first quarter of 2012, cash used for investing activities was $1.7 million compared with the first quarter of 2011 at $1.9 million. The $0.2 million decrease in cash used primarily relates to cash paid for acquisitions, offset by the sale of marketable securities in 2011.

        Cash Used in Financing Activities—Cash used for financing activities was $1.9 million for the first quarter of 2012 compared to $1.8 million during 2011. The most significant item affecting the comparison of our financing cash flows for these quarters primarily related to payments on other long-term debt.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of March 31, 2012, the Board has approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2012. Since the inception of the program in 2007 and as of March 31, 2012, we have repurchased a cumulative total of 5.6 million shares at an average price of $10.97 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2012, we had no outstanding borrowings, $45.7 million in letters of credit outstanding, and $79.3 million of credit available.

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

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.5% as of March 31, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of March 31, 2012 was 0.25.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2012 was 20.57.

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of March 31, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $12.6 million as of March 31, 2012, of which $0.3 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.24%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of March 31, 2012 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of March 31, 2012 was approximately 0.25%.

  Outlook

        We have generated positive net free cash flow for the last thirteen calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility and we currently have modest indebtedness. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of March 31, 2012 (in thousands):

	Twelve Months Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Notes to former owners	$332	$300	$11,949	$—	$—	$—	$12,581
Other debt	300	300	300	300	300	1,200	2,700
Interest payable	406	397	222	1	1	4	1,031
Operating lease obligations	10,724	8,528	6,004	4,380	2,843	6,393	38,872

Total	$11,762	$9,525	$18,475	$4,681	$3,144	$7,597	55,184

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not utilizing any borrowings under our revolving credit facility.

        As of March 31, 2012, we have $45.7 million in letter of credit commitments, of which $40.4 million will expire in 2012 and $5.3 million will expire in 2013. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2012, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2012:

	Twelve Months Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Fair Value
Fixed Rate Debt	$332	$300	$11,949	$—	$—	$—	$12,581
Average Interest Rate	3.0%	3.0%	3.3%	—	—	—	3.24%
Variable Rate Debt	$300	$300	$300	$300	$300	$1,200	$2,700

        The weighted average interest rate on the variable rate debt as of March 31, 2012 was approximately 0.25%.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

        The valuation of our contingent earn-out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COMFORT SYSTEMS USA, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our operating results or financial condition, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Company Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of March 31, 2012, the Board has approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We did not repurchase any shares during the three months ended March 31, 2012. Since the inception of the program in 2007 and as of March 31, 2012, we have repurchased a cumulative total of 5.6 million shares at an average price of $10.97 per share.

        During the quarter ended March 31, 2012, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	5,605,637	994,900
February 1 - February 29	—	$—	5,605,637	994,900
March 1 - March 31	—	$—	5,605,637	994,900

	—	$—	5,605,637	994,900

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

        During the three months ended March 31, 2012, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31	$—	$—
February 1 - February 29	—	—
March 1 - March 31	—	—

	$—	$—

Item 6.    Exhibits

3.1	Amended and Restated Bylaws of Comfort Systems USA, Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on March 26, 2012).
*10.1	Summary of 2012 Incentive Compensation Plan.
*10.2	Form of 2012 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 30, 2012).
*10.3	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 30, 2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Management contract or compensatory plan

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

COMFORT SYSTEMS USA, INC.
May 2, 2012	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
May 2, 2012	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
May 2, 2012	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer