Form 10-Q
period 2012-06-30
COMFORT SYSTEMS USA INC
filed 2012-08-01
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        The number of shares outstanding of the issuer's common stock as of July 25, 2012 was 37,341,400 (excluding treasury shares of 3,781,965).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,811	$51,237
Accounts receivable, less allowance for doubtful accounts of $7,271 and $5,341, respectively	285,333	267,060
Other receivables	5,981	6,527
Inventories	10,465	10,631
Prepaid expenses and other	28,572	24,664
Costs and estimated earnings in excess of billings	31,079	27,163

Total current assets	390,241	387,282
PROPERTY AND EQUIPMENT, NET	42,251	42,013
GOODWILL	114,593	107,093
IDENTIFIABLE INTANGIBLE ASSETS, NET	49,206	48,349
OTHER NONCURRENT ASSETS	8,330	6,329

Total assets	$604,621	$591,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	332	332
Accounts payable	109,833	114,255
Accrued compensation and benefits	36,623	36,474
Billings in excess of costs and estimated earnings	73,686	71,730
Accrued self-insurance expense	27,293	27,408
Other current liabilities	27,779	27,472

Total current liabilities	275,846	277,971
LONG-TERM DEBT, NET OF CURRENT MATURITIES	20,400	2,400
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	8,249	12,349
DEFERRED INCOME TAX LIABILITIES	6,485	4,541
OTHER LONG-TERM LIABILITIES	12,796	10,699

Total liabilities	323,776	307,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,781,965 and 3,714,506 shares, respectively	(40,054)	(39,437)
Additional paid-in capital	320,585	323,608
Retained earnings (deficit)	(16,552)	(19,991)

Comfort Systems USA, Inc. stockholders' equity	264,390	264,591
Noncontrolling interests	16,455	18,515

Total stockholders' equity	280,845	283,106

Total liabilities and stockholders' equity	$604,621	$591,066

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	$354,750	$312,148	$684,160	$594,207
COST OF SERVICES	300,238	264,638	586,904	512,488

Gross profit	54,512	47,510	97,256	81,719
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	47,090	41,928	93,453	84,550
GAIN ON SALE OF ASSETS	(239)	(19)	(455)	(104)

Operating income (loss)	7,661	5,601	4,258	(2,727)
OTHER INCOME (EXPENSE):
Interest income	4	23	8	49
Interest expense	(428)	(466)	(825)	(953)
Changes in the fair value of contingent earn-out obligations	(37)	584	(67)	489
Other	18	(67)	70	(52)

Other income (expense)	(443)	74	(814)	(467)

INCOME (LOSS) BEFORE INCOME TAXES	7,218	5,675	3,444	(3,194)
INCOME TAX EXPENSE (BENEFIT)	3,171	2,513	2,065	(1,186)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	4,047	3,162	1,379	(2,008)
Less: Net loss attributable to noncontrolling interests	(421)	—	(2,060)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$4,468	$3,162	$3,439	$(2,008)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic	$0.12	$0.08	$0.09	$(0.05)

Diluted	$0.12	$0.08	$0.09	$(0.05)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,166	37,630	37,111	37,584

Diluted	37,247	37,742	37,232	37,584

DIVIDENDS PER SHARE	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	41,123,365	$411	(3,221,775)	$(34,714)	$326,467	$20,620	$—	$312,784
Net income (loss)	—	—	—	—	—	(36,830)	338	(36,492)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	65,950	707	(258)	—	—	449
Issuance of restricted stock	—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,793)	(662)	—	—	—	(662)
Tax benefit from vesting of restricted stock	—	—	—	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	3,604	—	—	3,604
Dividends	—	—	—	—	(3,771)	(3,781)	—	(7,552)
Share repurchase	—	—	(738,590)	(7,256)	—	—	—	(7,256)
Acquisition of EAS	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011	41,123,365	411	(3,714,506)	(39,437)	323,608	(19,991)	18,515	283,106
Net income (loss) (unaudited)	—	—	—	—	—	3,439	(2,060)	1,379
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	9,000	96	(41)	—	—	55
Issuance of restricted stock (unaudited)	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(50,625)	(543)	—	—	—	(543)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	(145)	—	—	(145)
Stock-based compensation expense (unaudited)	—	—	—	—	1,644	—	—	1,644
Dividends (unaudited)	—	—	—	—	(3,739)	—	—	(3,739)
Share repurchase (unaudited)	—	—	(95,834)	(912)	—	—	—	(912)

BALANCE AT JUNE 30, 2012 (unaudited)	41,123,365	$411	(3,781,965)	$(40,054)	$320,585	$(16,552)	$16,455	$280,845

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	$4,047	$3,162	$1,379	$(2,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	2,066	1,700	4,146	3,358
Depreciation expense	2,946	3,013	6,003	6,174
Bad debt expense	1,745	(128)	2,486	711
Deferred tax expense (benefit)	676	794	(845)	(1,316)
Amortization of debt financing costs	58	56	115	112
Gain on sale of assets	(239)	(19)	(455)	(104)
Changes in the fair value of contingent earn-out obligations	37	(584)	67	(489)
Stock-based compensation expense	1,067	1,094	1,644	2,332
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(19,001)	(20,835)	(19,906)	(22,555)
Inventories	436	(322)	368	(519)
Prepaid expenses and other current assets	1,434	972	579	2,203
Costs and estimated earnings in excess of billings	3,170	(724)	(3,239)	225
Other noncurrent assets	135	(1,533)	(1,942)	(2,323)
Increase (decrease) in—
Accounts payable and accrued liabilities	4,649	9,546	(5,700)	(7,846)
Billings in excess of costs and estimated earnings	3,269	(908)	1,648	(1,864)
Other long-term liabilities	298	339	629	466

Net cash provided by (used in) operating activities	6,793	(4,377)	(13,023)	(23,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,494)	(1,544)	(6,588)	(3,904)
Proceeds from sales of property and equipment	342	134	762	381
Proceeds from businesses sold	39	39	78	78
Sale of marketable securities	—	—	—	2,000
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(12,213)	(521)	(12,228)	(2,321)

Net cash used in investing activities	(16,326)	(1,892)	(17,976)	(3,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	18,000	—	18,000	—
Payments on other long-term debt	(4,000)	(1,289)	(4,100)	(1,289)
Payments of dividends to shareholders	(1,929)	(1,923)	(3,782)	(3,803)
Share repurchase program	(912)	(3,712)	(912)	(3,712)
Shares received in lieu of tax withholding	(543)	(654)	(543)	(654)
Excess tax benefit of stock-based compensation	(145)	217	(126)	204
Proceeds from exercise of options	—	95	36	218

Net cash provided by (used in) financing activities	10,471	(7,266)	8,573	(9,036)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	938	(13,535)	(22,426)	(36,245)

CASH AND CASH EQUIVALENTS, beginning of period	27,873	63,636	51,237	86,346

CASH AND CASH EQUIVALENTS, end of period	$28,811	$50,101	$28,811	$50,101

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 49% of our consolidated 2012 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 51% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2012 revenue: HVAC 74%, plumbing 18%, building automation control systems 5% and other 3%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$617	$411	$664	$810
Income taxes	222	344	1,534	998

Total	$839	$755	$2,198	$1,808

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the six months ended June 30, 2012 our tax expense is $2.1 million with an effective tax rate of 60.0% as compared to tax benefit of $1.2 million with an effective tax rate of 37.1% for the six months ended June 30, 2011. The increase in the effective rate for 2012 is primarily due to the impact of increases in tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,811	$28,811	$—	$—
Contingent earn-out obligations	$2,695	$—	$—	$2,695

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

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$2,488
Issuances	140
Settlements	—
Adjustments to fair value	67

Balance at end of period	$2,695

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

June 30, 2012

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

  Other Acquisitions

        We completed two acquisitions in the second quarter of 2012 and one acquisition in the first quarter of 2012. In 2011, during the same period, we completed one acquisition in the first quarter. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of year	$107,093	$147,818
Additions	7,500	16,629
Impairment adjustment	—	(57,354)

Balance at end of period	$114,593	$107,093

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		June 30, 2012		December 31, 2011
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$40,404	$(12,715)	$36,351	$(9,880)
Backlog	1 - 2	6,515	(5,430)	5,890	(4,999)
Noncompete agreements	2 - 7	2,890	(2,159)	2,890	(1,932)
Tradenames	2 - 25	23,695	(3,994)	23,370	(3,341)

Total		$73,504	$(24,298)	$68,501	$(20,152)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$18,000	$—
Other debt	2,700	2,700
Notes to former owners	8,581	12,681

Total debt	29,281	15,381
Less—current portion	(632)	(632)

Total long-term portion of debt	$28,649	$14,749

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of June 30, 2012, we had $18.0 million in outstanding borrowings, $45.5 million in letters of credit outstanding and $61.5 million of credit available.

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

June 30, 2012

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.0% as of June 30, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of June 30, 2012 was 0.49.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2012 was 19.28.

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

6. Long-Term Debt Obligations (Continued)

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

        We are in compliance with all of our financial covenants as of June 30, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $8.6 million as of June 30, 2012, of which $0.3 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.23%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of June 30, 2012 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of June 30, 2012 was approximately 0.29%.

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

June 30, 2012

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

        There were approximately 1.0 million and 0.7 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended June 30, 2012 and 2011, respectively. There

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8. Stockholders' Equity (Continued)

were approximately 1.0 million of anti-dilutive stock options that were excluded from the calculation of diluted EPS for the six months ended June 30, 2012. Assuming dilution, there were approximately 0.5 million anti-dilutive stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2011. The effect of 0.3 million of common stock equivalents have been excluded from the calculation of diluted EPS for the six months ended June 30, 2011, due to our net loss position during that period.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common shares outstanding, end of period(a)	37,163	37,414	37,163	37,414
Effect of using weighted average common shares outstanding	3	216	(52)	170

Shares used in computing earnings per share—basic	37,166	37,630	37,111	37,584
Effect of shares issuable under stock option plans based on the treasury stock method	81	110	92	—
Effect of contingently issuable restricted stock	—	2	29	—

Shares used in computing earnings per share—diluted	37,247	37,742	37,232	37,584

(a)
Excludes 0.2 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2012 and 2011, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of June 30, 2012, the Board approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the six months ended June 30, 2012 at an average price of $9.51 per share. Since the inception of the program in 2007 and as of June 30, 2012, we have repurchased a cumulative total of 5.7 million shares at an average price of $10.95 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

  Nature and Economics of Our Business

        Approximately 85% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $422,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of June 30, 2012, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,278	$353.0
$1 million - $5 million	286	682.7
$5 million - $10 million	55	392.5
$10 million - $15 million	17	206.4
Greater than $15 million	13	327.1

Total	4,649	$1,961.7

        In addition to project work, approximately 15% of our revenue represents maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Percentage of Completion Method of Accounting

        Approximately 85% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	%	2011	%	2012	%	2011	%
Revenue	$354,750	100.0%	$312,148	100.0%	$684,160	100.0%	$594,207	100.0%
Cost of services	300,238	84.6%	264,638	84.8%	586,904	85.8%	512,488	86.2%

Gross profit	54,512	15.4%	47,510	15.2%	97,256	14.2%	81,719	13.8%
Selling, general and administrative expenses	47,090	13.3%	41,928	13.4%	93,453	13.7%	84,550	14.2%
Gain on sale of assets	(239)	(0.1)%	(19)	—	(455)	(0.1)%	(104)	—

Operating income (loss)	7,661	2.2%	5,601	1.8%	4,258	0.6%	(2,727)	(0.5)%
Interest income	4	—	23	—	8	—	49	—
Interest expense	(428)	(0.1)%	(466)	(0.1)%	(825)	(0.1)%	(953)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(37)	—	584	0.2%	(67)	—	489	0.1%
Other income (expense)	18	—	(67)	—	70	—	(52)	—

Income (loss) before income taxes	7,218	2.0%	5,675	1.8%	3,444	0.5%	(3,194)	(0.5)%
Income tax expense (benefit)	3,171		2,513		2,065		(1,186)

Net income (loss) including noncontrolling interests	4,047	1.1%	3,162	1.0%	1,379	0.2%	(2,008)	(0.3)%
Less: Net loss attributable to noncontrolling interests	(421)		—		(2,060)		—

Net income (loss) attributable to Comfort Systems USA, Inc.	$4,468		$3,162		$3,439		$(2,008)

        We had 38 operating locations as of December 31, 2011. During the first quarter of 2012, we consolidated one company into other operations. As of June 30, 2012, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2012 to 2011, as described below, excludes the results of EAS, in which we acquired a 60% interest in November 2011, for the three and six months ended June 30, 2012.

        Revenue—Revenue increased $42.6 million, or 13.6%, to $354.8 million for the second quarter of 2012 compared to the same period in 2011. The increase included a 6.0% increase in revenue related to same-store activity as well as a 7.6% increase from the acquisition of EAS. The same-store revenue increase is primarily from the manufacturing sector (approximately $31.5 million) including a large, short duration data center project at ColonialWebb. This increase was partially offset by a decrease in the healthcare sector (approximately $17.6 million). During the second quarter of 2012, EAS contributed revenue of approximately $23.8 million.

        Revenue increased $90.0 million, or 15.1%, to $684.2 million for the first six months of 2012 compared to the same period in 2011. The increase included a 7.4% increase in revenue related to the same-store activity as well as a 7.7% increase from the acquisition of EAS. The same-store revenue increase is primarily from the manufacturing sector (approximately $69.8 million) primarily as a result of the ColonialWebb project discussed previously. This increase was partially offset by a decrease in the healthcare sector (approximately $30.3 million). During the first six months of 2012, EAS contributed revenue of approximately $45.9 million.

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

        Backlog as of June 30, 2012 was $617.7 million, a 0.7% decrease from March 31, 2012 backlog of $622.0 million, and a 0.6% decrease from June 30, 2011 backlog of $621.2 million. Sequential backlog decreased primarily related to the revenue increase at ColonialWebb as previously discussed. The year-over-year increase due to the EAS acquisition was 8.7%. This increase was offset by a same-store backlog decrease of 9.3% primarily due to the revenue increase at ColonialWebb as previously discussed.

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

        Gross Profit—Gross profit increased $7.0 million, or 14.7%, to $54.5 million for the second quarter of 2012 as compared to the same period in 2011. The increase included a $6.2 million, or 13.2%, increase in gross profit on a same-store basis and a $0.8 million, or 1.5%, increase related to the acquisition of EAS. As a percentage of revenue, gross profit was relatively flat at 15.2% in 2011 and 15.4% in 2012.

        Gross profit increased $15.5 million, or 19.0%, to $97.3 million for the first six months of 2012 as compared to the same period in 2011. The increase included a $14.9 million, or 18.2%, increase in gross profit on a same-store basis and a $0.6 million, or 0.8%, increase related to the acquisition of EAS. The year-over-year increase in gross profit resulted primarily from job underperformance at our Southern Alabama operations in the prior year (approximately $4.0 million). This was partially offset by a job write-down that we recorded in the first quarter of 2012 on a project that had been accelerated by the owner. The additional costs associated with this acceleration exceeded $3 million but no additional contract price has been considered although we are pursuing a claim. As a percentage of revenue, gross profit increased from 13.8% in 2011 to 14.2% in 2012 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $5.2 million, or 12.3%, to $47.1 million for the second quarter of 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $3.7 million, or 9.2%. The increase is primarily due to higher compensation accruals and an increase in bad debt expense ($1.9 million). Amortization expense increased $0.3 million due to the EAS acquisition in late 2011. As a percentage of revenue, SG&A decreased from 13.4% in 2011 to 13.3% in 2012.

        SG&A increased $8.9 million, or 10.5%, to $93.5 million for the first six months of 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $5.8 million, or 7.2%. The increase is primarily due to higher compensation accruals and an increase in bad debt expense ($1.8 million). Amortization expense increased $0.6 million, or 20.6%, primarily related to the EAS acquisition in 2011. As a percentage of revenue, SG&A decreased from 14.2% in 2011 to 13.7% in 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
SG&A	$47,090	$41,928	$93,453	$84,550
Less: SG&A from companies acquired	(1,209)	—	(2,426)	—
Less: Amortization expense	(1,856)	(1,606)	(3,740)	(3,101)

Same-store SG&A, excluding amortization expense	$44,025	$40,322	$87,287	$81,449

        Income Tax Expense—For the six months ended June 30, 2012 our tax expense is $2.1 million with an effective tax rate of 60.0% as compared to tax benefit of $1.2 million with an effective tax rate of 37.1% for the six months ended June 30, 2011. The increase in the effective rate for 2012 is primarily due to the impact of increases in tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2012 will be between 38% and 48%.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to adversely impact activity levels in our industry during the remainder of 2012. Our backlog, while still at solid levels by historical standards, declined substantially through early 2010 and has been relatively stable since early 2011. Our primary emphasis for the remainder of 2012 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog, and despite weak economic conditions for our industry, we currently expect modest levels of profitability for the remainder of 2012.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash provided by (used in):
Operating activities	$6,793	$(4,377)	$(13,023)	$(23,443)
Investing activities	(16,326)	(1,892)	(17,976)	(3,766)
Financing activities	10,471	(7,266)	8,573	(9,036)

Net increase (decrease) in cash and cash equivalents	$938	$(13,535)	$(22,426)	$(36,245)

Free cash flow:
Cash provided by (used in) operating activities	$6,793	$(4,377)	$(13,023)	$(23,443)
Purchases of property and equipment	(4,494)	(1,544)	(6,588)	(3,904)
Proceeds from sales of property and equipment	342	134	762	381

Free cash flow	$2,641	$(5,787)	$(18,849)	$(26,966)

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

        Cash Provided by (Used in) Operating Activities—Cash provided by operating activities during the second quarter of 2012 was $6.8 million compared with $4.4 million of cash used in operating activities during 2011. The $11.2 million increase in cash provided by operations primarily relates to a decrease in cash outflow from working capital and by higher profitability in 2012 compared to 2011.

        Cash used for operating activities during the first six months of 2012 was $13.0 million compared with $23.4 million during 2011. The $10.4 million decrease in cash used is primarily due to higher profitability in 2012 compared to 2011.

        Cash Used in Investing Activities—During the second quarter of 2012, cash used for investing activities was $16.3 million compared with the second quarter of 2011 at $1.9 million. The $14.4 million increase in cash used primarily relates to cash paid for acquisitions in 2012.

        Cash used in investing activities was $18.0 million for the first six months of 2012 compared to $3.8 million during 2011. The most significant item affecting the comparison of our investing cash flows for these periods primarily relates to cash paid for acquisitions in 2012.

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $10.5 million for the second quarter of 2012 compared to $7.3 million of cash used in financing activities during 2011. The most significant item affecting the comparison of our financing cash flows for these quarters primarily relates to an increase in borrowings on the revolving line of credit.

        Cash provided by financing activities was $8.6 million for the first six months of 2012 compared to $9.0 million of cash used in financing activities during 2011. The $17.6 million increase in cash provided primarily relates to an increase in borrowings on the revolving line of credit.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of June 30, 2012, the Board approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the six months ended June 30, 2012. Since the inception of the program in 2007 and as of June 30, 2012, we have repurchased a cumulative total of 5.7 million shares at an average price of $10.95 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of June 30, 2012, we had $18.0 million in outstanding borrowings, $45.5 million in letters of credit outstanding and $61.5 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.0% as of June 30, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of June 30, 2012 was 0.49.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that our Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2012 was 19.28.

        Other Restrictions—The Facility permits acquisitions of up to $15.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the preceding 12 month period does not exceed $30.0 million. However, these limitations only apply when our Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of June 30, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $8.6 million as of June 30, 2012, of which $0.3 million is current, and bear interest, payable annually, at a weighted average interest rate of 3.23%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of June 30, 2012 was $2.7 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of June 30, 2012 was approximately 0.29%.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of June 30, 2012 (in thousands):

	Twelve Months Ended June 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Notes to former owners	$332	$300	$7,949	$—	$—	$—	$8,581
Other debt	300	300	300	300	18,300	1,200	20,700
Interest payable	479	507	324	241	61	4	1,616
Operating lease obligations	10,509	8,077	5,829	4,268	2,917	6,230	37,830

Total	$11,620	$9,184	$14,402	$4,809	$21,278	$7,434	$68,727

        As of June 30, 2012, we have $45.5 million in letter of credit commitments, of which $40.3 million will expire in 2012 and $5.2 million will expire in 2013. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2012, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        We have limited exposure to changes in interest rates under our revolving credit facility, the notes to former owners and the industrial revenue bond. We have a debt facility under which we may borrow additional funds in the future. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2012:

	Twelve Months Ended June 30,
	2013	2014	2015	2016	2017	Thereafter	Fair Value
Fixed Rate Debt	$332	$300	$7,949	$—	$—	$—	$8,581
Average Interest Rate	3.0%	3.0%	3.3%	—	—	—	3.23%
Variable Rate Debt	$300	$300	$300	$300	$18,300	$1,200	$20,700

        The weighted average interest rates on the variable rate debt as of June 30, 2012 were approximately 2.0% for borrowings under the Facility and 0.29% for the industrial revenue bond.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of June 30, 2012, the Board has approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the six months ended June 30, 2012. Since the inception of the program in 2007 and as of June 30, 2012, we have repurchased a cumulative total of 5.7 million shares at an average price of $10.95 per share.

        During the quarter ended June 30, 2012, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	5,605,637	994,900
May 1 - May 31	70,031	$9.63	5,675,668	924,869
June 1 - June 30	25,803	$9.18	5,701,471	899,066

	95,834	$9.51	5,701,471	899,066

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

        During the three months ended June 30, 2012, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1 - April 30	34,851	$11.21
May 1 - May 31	15,774	$9.69
June 1 - June 30	—	$—

	50,625	$10.73

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
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

COMFORT SYSTEMS USA, INC.
August 1, 2012	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
August 1, 2012	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
August 1, 2012	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer