Form 10-Q
period 2012-09-30
COMFORT SYSTEMS USA INC
filed 2012-11-01
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        The number of shares outstanding of the issuer's common stock as of October 25, 2012 was 37,279,210 (excluding treasury shares of 3,844,155).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,665	$51,237
Accounts receivable, less allowance for doubtful accounts of $7,097 and $5,341, respectively	268,839	267,060
Other receivables	7,113	6,527
Inventories	9,908	10,631
Prepaid expenses and other	27,434	24,664
Costs and estimated earnings in excess of billings	30,521	27,163

Total current assets	379,480	387,282
PROPERTY AND EQUIPMENT, NET	42,041	42,013
GOODWILL	114,588	107,093
IDENTIFIABLE INTANGIBLE ASSETS, NET	46,795	48,349
OTHER NONCURRENT ASSETS	8,822	6,329

Total assets	$591,726	$591,066

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	—	332
Accounts payable	92,994	114,255
Accrued compensation and benefits	39,565	36,474
Billings in excess of costs and estimated earnings	70,798	71,730
Accrued self-insurance expense	28,650	27,408
Other current liabilities	31,022	27,472

Total current liabilities	263,329	277,971
LONG-TERM DEBT, NET OF CURRENT MATURITIES	16,100	2,400
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	7,949	12,349
DEFERRED INCOME TAX LIABILITIES	7,117	4,541
OTHER LONG-TERM LIABILITIES	12,912	10,699

Total liabilities	307,407	307,960
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,820,660 and 3,714,506 shares, respectively	(40,452)	(39,437)
Additional paid-in capital	319,132	323,608
Retained earnings (deficit)	(10,879)	(19,991)

Comfort Systems USA, Inc. stockholders' equity	268,212	264,591
Noncontrolling interests	16,107	18,515

Total stockholders' equity	284,319	283,106

Total liabilities and stockholders' equity	$591,726	$591,066

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE	$335,540	$328,113	$1,019,700	$922,320
COST OF SERVICES	279,889	279,005	866,793	791,493

Gross profit	55,651	49,108	152,907	130,827
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,004	41,493	139,457	126,043
GOODWILL IMPAIRMENT	—	55,134	—	55,134
GAIN ON SALE OF ASSETS	(99)	(58)	(554)	(162)

Operating income (loss)	9,746	(47,461)	14,004	(50,188)
OTHER INCOME (EXPENSE):
Interest income	13	16	21	65
Interest expense	(406)	(478)	(1,231)	(1,431)
Changes in the fair value of contingent earn-out obligations	(38)	5,077	(105)	5,566
Other	13	(16)	83	(68)

Other income (expense)	(418)	4,599	(1,232)	4,132

INCOME (LOSS) BEFORE INCOME TAXES	9,328	(42,862)	12,772	(46,056)
INCOME TAX EXPENSE (BENEFIT)	4,003	(6,293)	6,068	(7,479)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	5,325	(36,569)	6,704	(38,577)
Less: Net loss attributable to noncontrolling interests	(348)	—	(2,408)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$5,673	$(36,569)	$9,112	$(38,577)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic	$0.15	$(0.98)	$0.25	$(1.03)

Diluted	$0.15	$(0.98)	$0.24	$(1.03)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,155	37,325	37,126	37,496

Diluted	37,332	37,325	37,265	37,496

DIVIDENDS PER SHARE	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	41,123,365	$411	(3,221,775)	$(34,714)	$326,467	$20,620	$—	$312,784
Net income (loss)	—	—	—	—	—	(36,830)	338	(36,492)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	65,950	707	(258)	—	—	449
Issuance of restricted stock	—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,793)	(662)	—	—	—	(662)
Tax benefit from vesting of restricted stock	—	—	—	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	3,604	—	—	3,604
Dividends	—	—	—	—	(3,771)	(3,781)	—	(7,552)
Share repurchase	—	—	(738,590)	(7,256)	—	—	—	(7,256)
Acquisition of EAS	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011	41,123,365	411	(3,714,506)	(39,437)	323,608	(19,991)	18,515	283,106
Net income (loss) (unaudited)	—	—	—	—	—	9,112	(2,408)	6,704
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	19,000	202	(88)	—	—	114
Issuance of restricted stock (unaudited)	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(50,625)	(535)	—	—	—	(535)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	(145)	—	—	(145)
Stock-based compensation expense (unaudited)	—	—	—	—	2,106	—	—	2,106
Dividends (unaudited)	—	—	—	—	(5,607)	—	—	(5,607)
Share repurchase (unaudited)	—	—	(144,529)	(1,424)	—	—	—	(1,424)

BALANCE AT SEPTEMBER 30, 2012 (unaudited)	41,123,365	$411	(3,820,660)	$(40,452)	$319,132	$(10,879)	$16,107	$284,319

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$5,325	$(36,569)	$6,704	$(38,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	2,411	1,722	6,557	5,080
Depreciation expense	2,921	2,974	8,924	9,148
Goodwill impairment	—	55,134	—	55,134
Bad debt expense	(18)	(202)	2,468	509
Deferred tax expense (benefit)	641	(4,939)	(204)	(6,255)
Amortization of debt financing costs	57	56	172	168
Gain on sale of assets	(99)	(58)	(554)	(162)
Changes in the fair value of contingent earn-out obligations	38	(5,077)	105	(5,566)
Stock-based compensation expense	462	340	2,106	2,672
Changes in operating assets and liabilities, net of effects of acquisitions—(Increase) decrease in—
Receivables, net	16,019	(3,226)	(3,887)	(25,781)
Inventories	557	320	925	(199)
Prepaid expenses and other current assets	158	(4,172)	737	(1,969)
Costs and estimated earnings in excess of billings	558	(2,698)	(2,681)	(2,473)
Other noncurrent assets	(593)	3,049	(2,535)	726
Increase (decrease) in—
Accounts payable and accrued liabilities	(9,178)	(5,622)	(14,878)	(13,468)
Billings in excess of costs and estimated earnings	(2,888)	660	(1,240)	(1,204)
Other long-term liabilities	84	(214)	713	252

Net cash provided by (used in) operating activities	16,455	1,478	3,432	(21,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,817)	(2,548)	(9,405)	(6,452)
Proceeds from sales of property and equipment	205	230	967	611
Proceeds from businesses sold	43	39	121	117
Sale of marketable securities	—	—	—	2,000
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(428)	(288)	(12,656)	(2,609)

Net cash used in investing activities	(2,997)	(2,567)	(20,973)	(6,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	(4,000)	—	14,000	—
Payments on other long-term debt	(300)	(300)	(4,400)	(1,589)
Debt financing costs	—	(550)	—	(550)
Payments of dividends to shareholders	(1,859)	(1,864)	(5,641)	(5,667)
Share repurchase program	(512)	(2,609)	(1,424)	(6,321)
Shares received in lieu of tax withholding	8	—	(535)	(654)
Excess tax benefit of stock-based compensation	25	2	(101)	206
Proceeds from exercise of options	34	1	70	219

Net cash provided by (used in) financing activities	(6,604)	(5,320)	1,969	(14,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,854	(6,409)	(15,572)	(42,654)

CASH AND CASH EQUIVALENTS, beginning of period	28,811	50,101	51,237	86,346

CASH AND CASH EQUIVALENTS, end of period	$35,665	$43,692	$35,665	$43,692

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 47% of our consolidated 2012 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 53% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2012 revenue: HVAC 75%, plumbing 16%, building automation control systems 5% and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest	$320	$388	$984	$1,198
Income taxes	1,578	118	3,112	1,116

Total	$1,898	$506	$4,096	$2,314

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

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the nine months ended September 30, 2012 our tax expense is $6.1 million with an effective tax rate of 47.5% as compared to tax benefit of $7.5 million with an effective tax rate of 16.2% for the nine months ended September 30, 2011. The effective rate for 2012 is higher than the federal statutory rate primarily due to the impact of increases in tax reserves and the variability of rates and results among local jurisdictions. The effective tax rate in 2011 was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that was not deductible for tax purposes and an increase in valuation allowances related to certain state operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$35,665	$35,665	$—	$—
Contingent earn-out obligations	$2,733	$—	$—	$2,733

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

Balance at beginning of year	$2,488
Issuances	140
Settlements	—
Adjustments to fair value	105

Balance at end of period	$2,733

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of EAS

        On November 2, 2011, we acquired a 60% majority interest in Environmental Air Systems, LLC ("EAS"). EAS is a regional mechanical contractor with principal offices in Greensboro and Raleigh,

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

  Other Acquisitions

        We completed two acquisitions in the second quarter and one in the first quarter of 2012. No acquisitions were completed in the third quarter of 2012. In 2011, during the same period, we completed one acquisition in the first quarter and one in the third quarter. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of year	$107,093	$147,818
Additions	7,495	16,629
Impairment adjustment	—	(57,354)

Balance at end of period	$114,588	$107,093

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		September 30, 2012		December 31, 2011
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$40,404	$(14,184)	$36,351	$(9,880)
Backlog	1 - 2	6,515	(5,930)	5,890	(4,999)
Noncompete agreements	2 - 7	2,890	(2,270)	2,890	(1,932)
Tradenames	2 - 25	23,695	(4,325)	23,370	(3,341)

Total		$73,504	$(26,709)	$68,501	$(20,152)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$14,000	$—
Other debt	2,400	2,700
Notes to former owners	7,949	12,681

Total debt	24,349	15,381
Less—current portion	(300)	(632)

Total long-term portion of debt	$24,049	$14,749

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2012, we had $14.0 million in outstanding borrowings, $45.2 million in letters of credit outstanding and $65.8 million of credit available.

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

September 30, 2012

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.0% as of September 30, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of September 30, 2012 was 0.52.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2012 was 15.94.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

        We are in compliance with all of our financial covenants as of September 30, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $7.9 million as of September 30, 2012 and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of September 30, 2012 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of September 30, 2012 was approximately 0.34%.

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

September 30, 2012

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

        There were approximately 1.0 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2012. Assuming dilution, there

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8. Stockholders' Equity (Continued)

were approximately 0.8 million and 0.7 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively. The effect of 0.1 million and 0.2 million of common stock equivalents have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively, due to our net loss position during that period.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common shares outstanding, end of period(a)	37,125	37,134	37,125	37,134
Effect of using weighted average common shares outstanding	30	191	1	362

Shares used in computing earnings per share—basic	37,155	37,325	37,126	37,496
Effect of shares issuable under stock option plans based on the treasury stock method	90	—	91	—
Effect of contingently issuable restricted stock	87	—	48	—

Shares used in computing earnings per share—diluted	37,332	37,325	37,265	37,496

(a)
Excludes 0.2 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2012 and 2011, respectively.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of September 30, 2012, the Board approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2012 at an average price of $9.85 per share. Since the inception of the program in 2007 and as of September 30, 2012, we have repurchased a cumulative total of 5.8 million shares at an average price of $10.95 per share.

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

  Nature and Economics of Our Business

        Approximately 84% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $409,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of September 30, 2012, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,575	$370.5
$1 million - $5 million	286	650.0
$5 million - $10 million	64	438.1
$10 million - $15 million	19	233.2
Greater than $15 million	13	333.2

Total	4,957	$2,025.0

        In addition to project work, approximately 16% of our revenue represents maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Percentage of Completion Method of Accounting

        Approximately 84% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in which we engage in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials cost are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	%	2011	%	2012	%	2011	%
Revenue	$335,540	100.0%	$328,113	100.0%	$1,019,700	100.0%	$922,320	100.0%
Cost of services	279,889	83.4%	279,005	85.0%	866,793	85.0%	791,493	85.8%

Gross profit	55,651	16.6%	49,108	15.0%	152,907	15.0%	130,827	14.2%
Selling, general and administrative expenses	46,004	13.7%	41,493	12.6%	139,457	13.7%	126,043	13.7%
Goodwill impairment	—	—	55,134	16.8%	—		55,134	6.0%
Gain on sale of assets	(99)	—	(58)	—	(554)	(0.1)%	(162)	—

Operating income (loss)	9,746	2.9%	(47,461)	(14.5)%	14,004	1.4%	(50,188)	(5.4)%
Interest income	13	—	16	—	21	—	65	—
Interest expense	(406)	(0.1)%	(478)	(0.1)%	(1,231)	(0.1)%	(1,431)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(38)	—	5,077	1.5%	(105)	—	5,566	0.6%
Other income (expense)	13	—	(16)	—	83	—	(68)	—

Income (loss) before income taxes	9,328	2.8%	(42,862)	(13.1)%	12,772	1.3%	(46,056)	(5.0)%
Income tax expense (benefit)	4,003		(6,293)		6,068		(7,479)

Net income (loss) including noncontrolling interests	5,325	1.6%	(36,569)	(11.1)%	6,704	0.7%	(38,577)	(4.2)%
Less: Net loss attributable to noncontrolling interests	(348)		—		(2,408)		—

Net income (loss) attributable to Comfort Systems USA, Inc.	$5,673		$(36,569)		$9,112		$(38,577)

        We had 38 operating locations as of December 31, 2011. During the first quarter of 2012, we consolidated one company into other operations. As of September 30, 2012, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2012 to 2011, as described below, excludes the results of EAS, in which we acquired a 60% interest in November 2011, for the three and nine months ended September 30, 2012.

        Revenue—Revenue increased $7.4 million, or 2.3%, to $335.5 million for the third quarter of 2012 compared to the same period in 2011. The increase was primarily due to a 6.1% increase in revenue from the acquisition of EAS offset by a 3.8% decrease related to same-store activity. The same-store revenue decrease is primarily from the healthcare sector (approximately $20.3 million). During the third quarter of 2012, EAS contributed revenue of approximately $19.9 million.

        Revenue increased $97.4 million, or 10.6%, to $1,019.7 million for the first nine months of 2012 compared to the same period in 2011. The increase included a 3.4% increase in revenue related to the same-store activity as well as a 7.2% increase from the acquisition of EAS. The same-store revenue increase is primarily from the manufacturing sector (approximately $71.8 million) primarily as a result of a large, short duration data center project at ColonialWebb that was substantially completed in the first half of 2012. This increase was partially offset by a decrease in the healthcare sector (approximately $50.6 million). During the first nine months of 2012, EAS contributed revenue of approximately $65.8 million.

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

        Backlog as of September 30, 2012 was $623.1 million, a 0.9% increase from June 30, 2012 backlog of $617.7 million, and a 2.0% decrease from September 30, 2011 backlog of $636.1 million. Sequential backlog increased primarily related to our California operations. The year-over-year increase due to the EAS acquisition was 8.3%. This increase was offset by a same-store backlog decrease of 10.3% primarily due to the large, short duration data center project at ColonialWebb as previously discussed.

        Following the three year period of industry activity declines from 2001 through 2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 through 2011, which have continued in 2012. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenue.

        Gross Profit—Gross profit increased $6.5 million, or 13.3%, to $55.7 million for the third quarter of 2012 as compared to the same period in 2011. The increase included a $5.1 million, or 10.4%, increase in gross profit on a same-store basis and a $1.4 million, or 2.9%, increase related to the acquisition of EAS. The same-store increase in gross profit was primarily due to improved profitability at our Virginia operations in 2012 (approximately $2.1 million) and job underperformance at our Maryland operations in 2011 (approximately $1.8 million). As a percentage of revenue, gross profit increased from 15.0% in 2011 to 16.6% in 2012 primarily due to the factors discussed above.

        Gross profit increased $22.1 million, or 16.9%, to $152.9 million for the first nine months of 2012 as compared to the same period in 2011. The increase included a $20.0 million, or 15.3%, increase in gross profit on a same-store basis and a $2.1 million, or 1.6%, increase related to the acquisition of EAS. The year-over-year same-store increase in gross profit resulted primarily from improved profitability at our New York and Virginia operations in 2012 (approximately $3.9 million and $2.7 million, respectively) and job underperformance at our Southern Alabama operations in 2011 (approximately $4.3 million). This was partially offset by a job write-down that we recorded in the first quarter of 2012 on a project that had been accelerated by the owner. The additional costs associated with this acceleration exceeded $3 million but no additional contract price has been considered although we are pursuing a claim. As a percentage of revenue, gross profit increased from 14.2% in 2011 to 15.0% in 2012 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $4.5 million, or 10.9%, to $46.0 million for the third quarter of 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $3.0 million, or 7.5%. This increase is primarily due to higher medical claim costs ($0.7 million), higher compensation accruals ($0.7 million) as a result of improved operating results and increased professional fees ($1.0 million) primarily associated with legal and consulting arrangements. Amortization expense increased $0.3 million due to the EAS acquisition in late 2011. As a percentage of revenue, SG&A increased from 12.6% in 2011 to 13.7% in 2012 primarily due to the factors discussed above.

        SG&A increased $13.4 million, or 10.6%, to $139.5 million for the first nine months of 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $8.8 million, or 7.3%. This increase is primarily due to higher medical costs ($1.8 million), an increase in bad debt expense ($2.0 million) and higher compensation accruals ($3.4 million) as a result of improved operating results. Amortization expense increased $0.9 million, or 19.9%, primarily related to the EAS acquisition in 2011. As a percentage of revenue, SG&A remained flat at 13.7% in 2012 and 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
SG&A	$46,004	$41,493	$139,457	$126,043
Less: SG&A from companies acquired	(1,235)	—	(3,661)	—
Less: Amortization expense	(1,886)	(1,593)	(5,626)	(4,695)

Same-store SG&A, excluding amortization expense	$42,883	$39,900	$130,170	$121,348

        Income Tax Expense—For the nine months ended September 30, 2012 our tax expense is $6.1 million with an effective tax rate of 47.5% as compared to tax benefit of $7.5 million with an effective tax rate of 16.2% for the nine months ended September 30, 2011. The effective rate for 2012 is higher than the federal statutory rate primarily due to the impact of increases in tax reserves and the variability of rates and results among local jurisdictions. The effective tax rate in 2011 was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that was not deductible for tax purposes and an increase in valuation allowances related to certain state operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2012 will be between 43% and 48%.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to adversely impact activity levels in our industry during the remainder of 2012. Our backlog, while still at solid levels by historical standards, declined substantially through early 2010 and has been relatively stable since early 2011. Our primary emphasis for the remainder of 2012 will be on execution, including a focus on cost controls and efficient project and service performance at the unit level. Based on our backlog, and in light of weak economic conditions for our industry, we expect our current levels of profitability to persist for the remainder of 2012, and unless industry conditions improve, for 2013.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash provided by (used in):
Operating activities	$16,455	$1,478	$3,432	$(21,965)
Investing activities	(2,997)	(2,567)	(20,973)	(6,333)
Financing activities	(6,604)	(5,320)	1,969	(14,356)

Net increase (decrease) in cash and cash equivalents	$6,854	$(6,409)	$(15,572)	$(42,654)

Free cash flow:
Cash provided by (used in) operating activities	$16,455	$1,478	$3,432	$(21,965)
Purchases of property and equipment	(2,817)	(2,548)	(9,405)	(6,452)
Proceeds from sales of property and equipment	205	230	967	611

Free cash flow	$13,843	$(840)	$(5,006)	$(27,806)

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

        Cash Provided by (Used in) Operating Activities—Cash provided by operating activities during the third quarter of 2012 was $16.5 million compared with $1.5 million during 2011. The $15.0 million increase in cash provided by operations primarily relates to an improvement in cash flow from working capital.

        Cash provided by operating activities during the first nine months of 2012 was $3.4 million compared with $22.0 million of cash used in operating activities during 2011. The $25.4 million increase in cash provided by operations is primarily due to an improvement in cash flow associated with working capital and higher profitability in 2012 compared to 2011.

        Cash Used in Investing Activities—During the third quarter of 2012, cash used in investing activities was $3.0 million compared with the third quarter of 2011 at $2.6 million. The $0.4 million increase in cash used primarily relates to cash paid for acquisitions in 2012.

        Cash used in investing activities was $21.0 million for the first nine months of 2012 compared to $6.3 million during 2011. The most significant item affecting the comparison of our investing cash flows for these periods primarily relates to cash paid for acquisitions in 2012.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $6.6 million for the third quarter of 2012 compared to $5.3 million of cash used in financing activities during 2011. The most significant item affecting the comparison of our financing cash flows for these quarters primarily relates to payments made in 2012 on the revolving line of credit.

        Cash provided by financing activities was $2.0 million for the first nine months of 2012 compared to $14.4 million of cash used in financing activities during 2011. The $16.4 million increase in cash provided primarily relates to an increase in borrowings on the revolving line of credit.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of September 30, 2012, the Board approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2012. Since the inception of the program in 2007 and as of September 30, 2012, we have repurchased a cumulative total of 5.8 million shares at an average price of $10.95 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of September 30, 2012, we had $14.0 million in outstanding borrowings, $45.2 million in letters of credit outstanding and $65.8 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.0% as of September 30, 2012.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of September 30, 2012 was 0.52.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that our Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2012 was 15.94.

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

        We are in compliance with all of our financial covenants as of September 30, 2012.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $7.9 million as of September 30, 2012 and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of September 30, 2012 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of September 30, 2012 was approximately 0.34%.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of September 30, 2012 (in thousands):

	Twelve Months Ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Notes to former owners	$—	$7,949	$—	$—	$—	$—	$7,949
Other debt	300	300	300	14,300	300	900	16,400
Interest payable	498	518	241	241	1	3	1,502
Operating lease obligations	10,139	7,471	5,420	4,031	2,739	5,636	35,436

Total	$10,937	$16,238	$5,961	$18,572	$3,040	$6,539	$61,287

        As of September 30, 2012, we have $45.2 million in letter of credit commitments, of which $36.4 million will expire in 2012 and $8.8 million will expire in 2013. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2012, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2012:

	Twelve Months Ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Fair Value
Fixed Rate Debt	$—	$7,949	$—	$—	$—	$—	$7,949
Average Interest Rate	—	3.3%	—	—	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$14,300	$300	$900	$16,400

        The weighted average interest rates on the variable rate debt as of September 30, 2012 were approximately 2.0% for borrowings under the Facility and 0.34% for the industrial revenue bond.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. As of September 30, 2012, the Board has approved extensions of the program to acquire up to 6.6 million shares.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2012. Since the inception of the program in 2007 and as of September 30, 2012, we have repurchased a cumulative total of 5.8 million shares at an average price of $10.95 per share.

        During the quarter ended September 30, 2012, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	5,701,471	899,066
August 1 - August 31	16,495	$10.72	5,717,966	882,571
September 1 - September 30	32,200	$10.41	5,750,166	850,371

	48,695	$10.51	5,750,166	850,371

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

        During the three months ended September 30, 2012, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
July 1 - July 31	—	$—
August 1 - August 31	—	$—
September 1 - September 30	—	$—

	—	$—

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
November 1, 2012	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
November 1, 2012	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
November 1, 2012	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer