Form 10-K
period 2012-12-31
COMFORT SYSTEMS USA INC
filed 2013-02-28
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was approximately $374.2 million, based on the $10.02 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2012.

         As of February 22, 2013, 37,244,066 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,879,299).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2012.

FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the "Company") concerning future developments and their effect on the Company. While the Company's management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates. All comments concerning the Company's expectations for future revenue and operating results are based on the Company's forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company's forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company's control) and assumptions that could cause actual future results to differ materially from the Company's historical experience and its present expectations or projections. Known material factors that could cause the Company's actual results to differ from those in the forward-looking statements are those described in Part I, "Item 1A. Risk Factors."

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

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 37 operating units in 72 cities and 87 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2012 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 47% of our revenue was attributable to installation services in newly constructed facilities and 53% were attributable to maintenance, repair and replacement services. Our consolidated 2012 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	75%
Plumbing	16%
Building Automation Control Systems	5%
Other	4%

Total	100%

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

Industry Overview

        We believe that the commercial, industrial, and institutional HVAC industry has historically generated annual revenue in excess of $40 billion. HVAC systems are necessary to virtually all commercial, industrial and institutional buildings as well as homes. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging system with a modern, energy-efficient HVAC system significantly reduces a building's operating costs and improves air quality and HVAC system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems. These factors cause many facility owners to consider replacing older systems before the end of their functioning lives.

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

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 47% of our revenue in 2012, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 53% of our 2012 revenue.

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

Strategy

        We focus on strengthening operating competencies and on increasing profit margins. The key objectives of our strategy are to generate growth in our construction and service operations, improve productivity through innovation and to acquire complementing businesses. In order to accomplish our objectives we are currently focused on the following elements:

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

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction and we participate in this market when conditions are favorable. Approximately 99% of our consolidated 2012 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects.

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

        Maintain a Diverse Customer, Geographic and Project Base—We have what we believe is a well-diversified distribution of revenue across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2012 by end-use sector was as follows:

Manufacturing	23%
Education	22%
Healthcare	13%
Government	13%
Office Buildings	10%
Retail/Restaurants	6%
Multi-Family	4%
Lodging and Entertainment	3%
Distribution	2%
Religious/Not for profit	1%
Residential	1%
Other	2%

Total	100%

        Approximately 84% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2012, we had 4,273 projects in process with an aggregate contract value of approximately $1,859.9 million. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. This relatively small average project size, when taken together with the approximately 16% of our revenue derived from maintenance and service, provides us with what we believe is a broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2012, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,930	$340.8
$1 million - $5 million	260	599.7
$5 million - $10 million	53	361.6
$10 million - $15 million	18	220.7
Greater than $15 million	12	337.1

Total	4,273	$1,859.9

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

        We are investing in initiatives to expand the proportion of our revenue that is service based. We are actively concentrating our existing managerial resources on training and hiring experienced employees to procure and profitably perform service work. In some locations we have added service capability, and we believe our investments and efforts will stimulate growth in all aspects of the commercial HVAC and service and repair business.

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

        Installation Services—Our installation business related to newly constructed facilities, which comprised approximately 47% of our consolidated 2012 revenue, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. We also perform larger project work, with 343 contracts in progress at December 31, 2012 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $54.0 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services—Our maintenance, repair and replacement services comprised approximately 53% of our consolidated 2012 revenue and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately 70% of our maintenance, repair and replacement revenue were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2012 revenue. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2012, we had 6,681 employees. We have collective bargaining agreements covering five employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 2.81 during 2012. This level was 38% better than the most recently published OSHA rate for our industry.

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

Executive Officers

        We have four executive officers.

        Brian Lane, age 55, has served as our Chief Executive Officer and President since December 2011 and as a director since 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 48, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 47, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 40, has served as our Vice President, General Counsel and Secretary since May 2005 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

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

        The percentage of our profits and revenue attributable to projects performed directly or indirectly for federal, state, and local government entities has increased during and as a result of the recent economic downturn, in part because the private-sector decreased its investment in construction and building projects. A decrease in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit.

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

        In the past we have expanded, and it is possible we will continue to expand, the number and percentage of total contract dollars that require an underlying bond. Historically surety market conditions have experienced times of difficulty as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

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

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

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

        Our 87 locations are located in 30 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or our or any of our subsidiaries' material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management's time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

        Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations' ability to bid on and perform government contracts; additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse affect on our financial condition and results of operations.

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

        We expect to continue pursuing selective acquisitions of businesses. We cannot assure that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own four properties, two of which we acquired through acquisition and two that we formerly leased. Other than these four properties, we lease the real property and buildings from which we operate. Our facilities are located in 30 states and Puerto Rico and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
Fourth Quarter, 2012	$12.16	$9.61	$0.050
Third Quarter, 2012	$11.82	$9.10	$0.050
Second Quarter, 2012	$11.25	$8.94	$0.050
First Quarter, 2012	$12.94	$9.97	$0.050
Fourth Quarter, 2011	$11.75	$7.88	$0.050
Third Quarter, 2011	$11.88	$8.32	$0.050
Second Quarter, 2011	$14.30	$10.05	$0.050
First Quarter, 2011	$14.07	$12.12	$0.050

        As of February 22, 2013 there were approximately 340 stockholders of record of our Common Stock, and the last reported sale price on that date was $12.77 per share.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

  Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright© 2013 Russell Investment Group. All rights reserved.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time.

        During the year ended December 31, 2012, we purchased our common shares in the following amounts at the following weighted-average prices:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	5,605,637	994,900
February 1 - February 29	—	$—	5,605,637	994,900
March 1 - March 31	—	$—	5,605,637	994,900
April 1 - April 30	—	$—	5,605,637	994,900
May 1 - May 31	70,031	$9.63	5,675,668	924,869
June 1 - June 30	25,803	$9.18	5,701,471	899,066
July 1 - July 31	—	$—	5,701,471	899,066
August 1 - August 31	16,495	$10.72	5,717,966	882,571
September 1 - September 30	32,200	$10.41	5,750,166	850,371
October 1 - October 31	40,497	$10.36	5,790,663	809,874
November 1 - November 30	101,010	$10.07	5,891,673	708,864
December 1 - December 31	—	$—	5,891,673	708,864

	286,036	$9.97	5,891,673	708,864

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,331,185	$1,216,654	$1,063,520	$1,068,860	$1,307,023
Operating income (loss)(a)	$22,303	$(42,641)	$31,442	$53,812	$79,430
Income (loss) from continuing operations	$11,494	$(32,474)	$20,564	$32,900	$49,797
Discontinued operations—
Operating income (loss), net of tax	$355	$(4,018)	$(6,547)	$1,357	(107)
Gain (loss) on disposition, net of tax	—	—	$723	$(75)	—
Net income (loss) including noncontrolling interests	$11,849	$(36,492)	$14,740	$34,182	$49,690
Net income (loss) attributable to Comfort Systems USA, Inc.	$13,463	$(36,830)	$14,740	$34,182	$49,690
Income (loss) per share attributable to Comfort Systems USA, Inc.:
Basic—
Income (loss) from continuing operations	$0.35	$(0.88)	$0.54	$0.86	$1.26
Discontinued operations—
Income (loss) from operations	0.01	(0.11)	(0.17)	0.04	—
Gain (loss) on disposition	—	—	0.02	—	—

Net income (loss)	$0.36	$(0.99)	$0.39	$0.90	$1.26

Diluted—
Income (loss) from continuing operations	$0.35	$(0.88)	$0.54	$0.86	$1.24
Discontinued operations—
Income (loss) from operations	0.01	(0.11)	(0.17)	0.03	—
Gain (loss) on disposition	—	—	0.02	—	—

Net income (loss)	$0.36	$(0.99)	$0.39	$0.89	$1.24

Cash dividends per share	$0.200	$0.200	$0.200	$0.190	$0.180

BALANCE SHEET DATA:
Working capital	$103,966	$109,766	$134,738	$164,125	$146,804
Total assets	$580,754	$593,980	$640,020	$574,948	$598,492
Total debt	$7,400	$15,381	$29,936	$7,608	$10,699
Total stockholders' equity	$287,306	$283,106	$312,784	$305,984	$286,471
Total Comfort Systems USA, Inc. stockholders' equity	$270,405	$264,591	$312,784	$305,984	$286,471

(a)
Included in operating income are goodwill impairment charges of $57.3 million for 2011. There were no goodwill impairment charges for 2012, 2010, 2009 or 2008.

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

        As of December 31, 2012, we had 4,273 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $435,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2012, we had 12 projects in process with a contract price greater than $15 million,18 projects between $10 million and $15 million, 53 projects between $5 million and $10 million, and 260 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,519.1 million of aggregate contract value as of December 31, 2012, or approximately 82%, out of a total contract value for all projects in progress of $1,859.9 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 16% of our revenue represent maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until September 2016. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last fourteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2013 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

 Results of Operations (in thousands):

	Year Ended December 31,
	2012		2011		2010
Revenue	$1,331,185	100.0%	$1,216,654	100.0%	$1,063,520	100.0%
Cost of services	1,123,564	84.4%	1,035,124	85.1%	873,589	82.1%

Gross profit	207,621	15.6%	181,530	14.9%	189,931	17.9%
Selling, general and administrative expenses	185,809	14.0%	167,053	13.7%	159,016	15.0%
Goodwill impairment	—	—	57,354	4.7%	—	—
Gain on sale of assets	(491)	—	(236)	—	(527)	—

Operating income (loss)	22,303	1.7%	(42,641)	(3.5)%	31,442	3.0%
Interest income	24	—	128	—	193	—
Interest expense	(1,595)	(0.1)%	(1,886)	(0.2)%	(1,699)	(0.2)%
Changes in the fair value of contingent earn-out obligations	662	—	5,528	0.5%	1,574	0.1%
Other income	145	—	934	0.1%	247	—

Income (loss) before income taxes	21,539	1.6%	(37,937)	(3.1)%	31,757	3.0%
Income tax expense (benefit)	10,045		(5,463)		11,193

Income (loss) from continuing operations	11,494	0.9%	(32,474)	(2.7)%	20,564	1.9%
Discontinued operations—
Operating income (loss), net of tax	355		(4,018)		(6,547)
Gain (loss) on disposition, net of tax	—		—		723

Net income (loss) including noncontrolling interests	11,849		(36,492)		14,470
Less: Net income (loss) attributable to noncontrolling interests	(1,614)		338		—

Net income (loss) attributable to Comfort Systems USA, Inc.	$13,463		$(36,830)		$14,740

  2012 Compared to 2011

        We had 38 operating locations as of December 31, 2011. We discontinued operations at one company during 2012. As of December 31, 2012, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2012 to 2011, as described below, excludes the first ten months of 2012 for EAS, which was acquired during 2011.

        Revenue—Revenue increased $114.5 million, or 9.4% to $1,331.2 million in 2012 compared to 2011. The increase included a 3.4% increase in revenue related to same-store activity and a 6.0% increase from acquisitions. The same-store revenue increase stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in the manufacturing sector (approximately $79.2 million) as a result of a large, short duration data center project at ColonialWebb that was substantially completed in the first half of 2012. This increase was partially offset due to decreased revenue in the healthcare sector (approximately $53.4 million).

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

        Backlog as of December 31, 2012 was $618.0 million, a 0.8% decrease from September 30, 2012 backlog of $622.8 million and a 1.8% decrease from December 31, 2011 backlog of $629.5 million. The sequential backlog decreased primarily related to our Tennessee operation. The year over year backlog decrease was primarily due to the large, short duration data center project at ColonialWebb as previously discussed.

        Gross Profit—Gross profit increased $26.1 million, or 14.4%, to $207.6 million in 2012 as compared to 2011. As a percentage of revenue, gross profit increased from 14.9% in 2011 to 15.6% in 2012. The increase included a $22.6 million, or 12.5%, increase in gross profit on a same-store basis and a $3.5 million, or 1.9%, increase related to the acquisition of EAS. The same-store increase in gross profit resulted primarily from improved profitability at our New York and Virginia operations in 2012 (approximately $3.9 million and $8.6 million, respectively) and job underperformance at our Southern Alabama operations in 2011 (approximately $4.8 million). This was partially offset by a job write-down that we recorded in the first quarter of 2012 on a project that had been accelerated by the owner. The additional costs associated with this acceleration exceeded $3 million and as of year-end we were pursuing a claim for compensation for such costs. Following year-end, the Company has entered into an agreement with the general contractor regarding the claim and has reached an agreement in principal as to the bulk of remaining open issues with its subcontractors. As a result of the pending resolution of these matters, we currently expect to receive an estimated benefit during the first quarter of 2013 of between $1.0 and $1.6 million of incremental gross profit.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $18.8 million, or 11.2%, to $185.8 million for 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $13.5 million, or 8.4%. This increase is primarily due to higher medical costs ($2.5 million), an increase in bad debt expense ($2.5 million) and higher compensation accruals ($3.4 million) as a result of improved operating results. Amortization expense increased $1.2 million, or 18.6%, primarily related to the EAS acquisition in 2011. As a percentage of revenue, SG&A increased from 13.7% in 2011 to 14.0% in 2012, primarily due to the factors discussed above.

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

	Year Ended December 31,
	2012	2011
SG&A	$185,809	$167,053
Less: SG&A from companies acquired	(4,050)	—
Less: Amortization expense	(7,461)	(6,293)

Same-store SG&A, excluding amortization expense	$174,298	$160,760

        Interest Expense—Interest expense decreased $0.3 million, or 15.4%, in 2012. The decrease is due to the decrease in notes to former owners.

        Changes in the Fair Value of Contingent Earn-out Obligations—Income from changes in the fair value of contingent earn-out obligations decreased $4.9 million in 2012 to $0.7 million. The decrease relates to updated fair value measurements based on estimated future cash flows.

        Income Tax Expense—Our year to date effective tax rate for 2012 was 46.6%, as compared to 14.4% in 2011. The effective rate for 2012 is higher than the federal statutory rate primarily due to the impact of increases in tax reserves and the variability of rates and results among local jurisdictions. The effective tax rate in 2011 was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that is not deductible for tax purposes and an increase in valuation allowances related to certain state operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments. Adjustments to tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2013 will be between 35% and 45%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. During 2011, we impaired the intangible assets of $1.6 million associated with this operation as a result of this decision. The after tax income of $0.1 million for the year ended December 31, 2012 and the after tax loss of $4.0 million for the year ended December 31, 2011 have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

        In addition, we recorded after tax income of $0.3 million in 2012 associated with the reduction of estimated liabilities associated with the sale and shutdown of previous discontinued operations. These amounts are reflected in discontinued operations under "Operating income (loss), net of tax expense (benefit)" in addition to those mentioned above.

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

        Revenue—Revenue increased $153.1 million, or 14.4% to $1,216.7 million in 2011 compared to 2010. The increase included 3.6% increase in revenue related to same-store activity and a 10.8% increase from acquisitions. The same-store revenue increase stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in the government sector (approximately $20.0 million). We have seen increased activity, mainly in our Maryland operation.

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

        Backlog as of December 31, 2011 was $629.5 million, a 0.1% decrease from September 30, 2011 backlog of $630.2 million and a 5.2% increase from December 31, 2010 backlog of $598.4 million.

Sequential backlog decreased 5.8% on a same-store basis primarily related to our Maryland and Wisconsin operations, but was offset by a 5.7% increase related to the acquisition of EAS. Approximately 6.0% of the year-over-year increase in backlog related to the EAS acquisition in 2011. The increase was offset by a 0.8% decrease on a same-store basis that primarily related to our New Hampshire operations.

        Gross Profit—Gross profit decreased $8.4 million, or 4.4%, to $181.5 million in 2011 as compared to 2010. As a percentage of revenue, gross profit for 2011 was 14.9%, down from 17.9% in 2010. The decrease in gross profit percentage resulted primarily from a difficult pricing environment. The largest decline was at our Maryland operation (approximately $14.2 million) due to the difficult pricing environment as well as job write-downs. We also had job write-downs at our Southern Alabama operation (approximately $4.5 million), which has been consolidated into a neighboring operation in the Florida Panhandle.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $8.0 million, or 5.1%, to $167.1 million for 2011 as compared to 2010. On a same-store basis, excluding amortization expense, SG&A decreased $10.0 million, or 6.5%. The decrease is primarily due to overhead reductions and lower compensation accruals. Amortization expense increased $1.5 million, or 30.2%, primarily related to the ColonialWebb acquisition in 2010. As a percentage of revenue, SG&A decreased to 13.7% in 2011 compared to 15.0% for 2010.

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

	Year Ended December 31,
	2011	2010
SG&A	$167,053	$159,016
Less: SG&A from companies acquired	(16,579)	—
Less: Amortization expense	(6,293)	(4,833)

Same-store SG&A, excluding amortization expense	$144,181	$154,183

        Goodwill and Other Intangible Asset Impairments—We recorded goodwill impairment charges of $57.4 million during 2011. This impairment charge resulted from our estimation that the operating environment, conditions and performance at certain operating locations based in Virginia, Maryland and North Carolina, including ColonialWebb, could no longer support the related goodwill balance.

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

        Income Tax Expense—Our year to date effective tax rate for 2011 was 14.4%, as compared to 35.2% in 2010. The effective tax rate in the current year was lower than the federal statutory rate primarily due to the impact of a permanent difference related to the portion of the goodwill impairment charge that is not deductible for tax purposes and an increase in valuation allowances related to certain state net operating loss carryforwards. This was partially offset by permanent differences generated by acquisition related fair value adjustments.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. During 2011, we impaired the intangible assets of $1.6 million associated with this operation as a result of this decision. During 2010, we recorded a goodwill impairment charge of $5.7 million to eliminate the remaining goodwill balance. The after tax losses of this operation were $4.0 million and $6.5 million for the years ended December 31, 2011 and 2010, respectively, and have been recorded in discontinued operations under "Operating income (loss), net of tax benefit (expense)."

  Outlook

        We expect that weakness in the underlying environment for nonresidential activity will continue to affect our industry in 2013 with overall activity remaining at subdued levels similar to recent years. Our backlog, while still at solid levels by historical standards, declined substantially in recent years and was flat in 2012. Our primary emphasis for 2013 will remain on execution, including a focus on cost discipline and efficient project and service performance. Based on our backlog and the weak economic conditions for our industry, we expect continued profitability during 2013 but we expect that lower levels of profitability, similar to those that we experienced in 2012, will continue in 2013.

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$30,510	$29,680	$32,149
Investing activities	(23,168)	(35,750)	(43,001)
Financing activities	(17,822)	(29,039)	(30,652)

Net increase (decrease) in cash and cash equivalents	$(10,480)	$(35,109)	$(41,504)

Free cash flow:
Cash provided by operating activities	$30,510	$29,680	$32,149
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	—	7,056
Purchases of property and equipment	(11,782)	(8,666)	(7,089)
Proceeds from sales of property and equipment	1,106	717	1,381

Free cash flow	$19,834	$21,731	$33,497

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

  2012 Compared to 2011

        Cash Provided by Operating Activities—We generated $30.5 million of cash flow from operating activities during 2012 compared with $29.7 million during 2011. The $0.8 million increase is primarily due to higher profitability in 2012.

        Cash Used in Investing Activities—During 2012, cash used for investing activities was $23.2 million compared with $35.8 million during 2011. The most significant item affecting the comparison of our investing cash flows for these years primarily related to $12.7 million paid for acquisitions in 2012 as compared to $30.0 million in 2011.

        Cash Used in Financing Activities—Cash used for financing activities was $17.8 million for 2012 compared to $29.0 million during 2011. The most significant item affecting the comparison of our financing cash flows for these years primarily relates to our share repurchase program and payments on other long-term debt. We repurchased approximately 0.3 million shares in 2012 for $2.9 million as compared to 0.7 million shares in 2011 for $7.3 million. Additionally, we paid $7.3 million of debt related to acquisitions in 2012 as compared to $14.4 million in 2011.

  2011 Compared to 2010

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.3 million shares for approximately $2.9 million for the year ended December 31, 2012, at an average price of $9.97 per share. We repurchased 0.7 million shares for approximately $7.3 million and 0.5 million shares for approximately $5.1 million under our share repurchase program for the years ended December 31, 2011 and 2010, respectively. Since the inception of the repurchase program in 2007 and as of December 31, 2012, we have repurchased a cumulative total of 5.9 million shares for $64.4 million, at an average price of $10.93 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2012, we had no outstanding borrowings, $48.2 million in letters of credit outstanding and $76.8 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.3% as of December 31, 2012.

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

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense on notes to former owners	$255	$795	$627
Interest expense on borrowings and unused commitment fees	444	243	287
Letter of credit fees	667	622	447
Amortization of deferred debt arrangement costs	229	226	338

Total	$1,595	$1,886	$1,699

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

Net income including noncontrolling interests	$11,849
Income taxes—continuing operations	10,045
Interest expense, net	1,571
Depreciation and amortization expense	20,630
Stock compensation expense	2,797
Income taxes—discontinued operations	212
EBITDA attributable to noncontrolling interest	275
Pre-acquisition results of acquired companies, as defined under the Facility	730

Credit Facility Adjusted EBITDA	$48,109

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of December 31, 2012 was 0.15.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.0 through December 31, 2013, 1.5 through June 30, 2014 and 1.0 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2012 was 16.31.

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

        We are in compliance with all of our financial covenants as of December 31, 2012

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies, as part of the consideration used to acquire these companies. These notes had an outstanding balance of $5.0 million, as of December 31, 2012 and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. Currently, $2.4 million of this debt is outstanding. We have included both the $0.3 million current portion and the $2.1 million long-term portion on our balance sheet as of December 31, 2012. The weighted average interest rate on this variable rate debt as of December 31, 2012 was approximately 0.30%.

  Outlook

        We have generated positive net free cash flow for the last fourteen calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have borrowing capacity under our credit facility and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2012 (in thousands):

	Twelve Months Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Notes to former owners	$—	$5,000	$—	$—	$—	$—	$5,000
Other debt	300	300	300	300	300	900	2,400
Interest payable	134	135	1	1	1	3	275
Operating lease obligations	10,608	7,903	5,912	4,409	3,177	5,005	37,014

Total	$11,042	$13,338	$6,213	$4,710	$3,478	$5,908	$44,689

        As discussed in Note 10 "Income Taxes", included in our Consolidated Balance Sheet at December 31, 2012 is approximately $0.5 million of liabilities associated with uncertain tax positions. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not using any borrowings under our revolving credit facility.

        As of December 31, 2012, we also have $48.2 million in letter of credit commitments, of which all expire in 2013. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While these letter of credit commitments expire in 2013, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        We have limited exposure to changes in interest rates under our revolving credit facility and the industrial revenue bond. We have a debt facility under which we may borrow funds in the future. We do not currently foresee any borrowing needs. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2012:

	Twelve Months Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate Debt	$—	$5,000	$—	$—	$—	$—	$5,000
Average Interest Rate	—	3.3%	—	—	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$300	$300	$900	$2,400

        The weighted average interest rate on the variable rate debt as of December 31, 2012 was approximately 0.30%.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2012, no goodwill or other intangible asset impairments were recorded. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Houston, TX
February 28, 2013

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,757	$51,237
Accounts receivable, less allowance for doubtful accounts of $6,333 and $4,615, respectively	256,959	260,145
Other receivables	12,376	6,631
Inventories	9,638	10,349
Prepaid expenses and other	25,037	24,179
Costs and estimated earnings in excess of billings	26,204	26,602
Assets related to discontinued operations	1,582	11,407

Total current assets	372,553	390,550
PROPERTY AND EQUIPMENT, NET	41,416	41,693
GOODWILL	114,588	107,093
IDENTIFIABLE INTANGIBLE ASSETS, NET	44,515	48,349
OTHER NONCURRENT ASSETS	7,682	6,295

Total assets	$580,754	$593,980

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Current maturities of notes to former owners	—	332
Accounts payable	100,641	111,683
Accrued compensation and benefits	36,892	36,389
Billings in excess of costs and estimated earnings	73,814	70,635
Accrued self-insurance expense	29,096	27,339
Other current liabilities	27,077	29,849
Liabilities related to discontinued operations	767	4,257

Total current liabilities	268,587	280,784
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,100	2,400
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	5,000	12,349
DEFERRED INCOME TAX LIABILITIES	7,954	4,642
OTHER LONG-TERM LIABILITIES	9,807	10,699

Total liabilities	293,448	310,874
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,879,299 and 3,714,506 shares, respectively	(41,012)	(39,437)
Additional paid-in capital	317,534	323,608
Retained deficit	(6,528)	(19,991)

Comfort Systems USA, Inc. stockholders' equity	270,405	264,591
Noncontrolling interests	16,901	18,515

Total stockholders' equity	287,306	283,106

Total liabilities and stockholders' equity	$580,754	$593,980

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
REVENUE	$1,331,185	$1,216,654	$1,063,520
COST OF SERVICES	1,123,564	1,035,124	873,589

Gross profit	207,621	181,530	189,931
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	185,809	167,053	159,016
GOODWILL IMPAIRMENT	—	57,354	—
GAIN ON SALE OF ASSETS	(491)	(236)	(527)

Operating income (loss)	22,303	(42,641)	31,442
OTHER INCOME (EXPENSE):
Interest income	24	128	193
Interest expense	(1,595)	(1,886)	(1,699)
Changes in the fair value of contingent earn-out obligations	662	5,528	1,574
Other	145	934	247

Other income (expense)	(764)	4,704	315

INCOME (LOSS) BEFORE INCOME TAXES	21,539	(37,937)	31,757
INCOME TAX EXPENSE (BENEFIT)	10,045	(5,463)	11,193

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,494	(32,474)	20,564
DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax expense (benefit) of $212, $(2,709) and $(4,833)	355	(4,018)	(6,547)
Gain (loss) on disposition of discontinued operations, net of income tax expense of $—, $—and $(166)	—	—	723

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	11,849	(36,492)	14,740
Less: Net income (loss) attributable to noncontrolling interests	(1,614)	338	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC	$13,463	$(36,830)	$14,740

OTHER COMPREHENSIVE INCOME:
Realized gain on marketable securities reclassified into earnings, net of income taxes	—	—	181

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$13,463	$(36,830)	$14,921

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$0.35	$(0.88)	$0.54
Discontinued operations—
Income (loss) from operations	0.01	(0.11)	(0.17)
Gain (loss) on disposition	—	—	0.02

Net income (loss)	$0.36	$(0.99)	$0.39

Diluted—
Income (loss) from continuing operations	$0.35	$(0.88)	$0.54
Discontinued operations—
Income (loss) from operations	0.01	(0.11)	(0.17)
Gain (loss) on disposition	—	—	0.02

Net income (loss)	$0.36	$(0.99)	$0.39

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,112	37,389	37,549

Diluted	37,259	37,389	37,790

DIVIDENDS PER SHARE	$0.200	$0.200	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2009	41,123,365	$411	(3,129,460)	$(33,810)	$326,103	$(181)	$13,461	—	$305,984
Net income (loss)	—	—	—	—	—	—	14,740	—	14,740
Realized gain on marketable securities reclassified into earnings, net of tax	—	—	—	—	—	181	—	—	181
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	183,686	1,982	(875)	—	—	—	1,107
Issuance of restricted stock	—	—	235,122	2,864	(2,614)	—	—	—	250
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,575)	(616)	—	—	—	—	(616)
Tax benefit from vesting of restricted stock	—	—	—	—	106	—	—	—	106
Forfeiture of unvested restricted stock	—	—	(5,610)	(60)	60	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,687	—	—	—	3,687
Dividends	—	—	—	—	—	—	(7,581)	—	(7,581)
Share repurchase	—	—	(454,938)	(5,074)	—	—	—	—	(5,074)

BALANCE AT DECEMBER 31, 2010	41,123,365	411	(3,221,775)	(34,714)	326,467	—	20,620	—	312,784
Net income (loss)	—	—	—	—	—	—	(36,830)	338	(36,492)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	65,950	707	(258)	—	—	—	449
Issuance of restricted stock	—	—	230,702	2,488	(2,488)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,793)	(662)	—	—	—	—	(662)
Tax benefit from vesting of restricted stock	—	—	—	—	54	—	—	—	54
Stock-based compensation expense	—	—	—	—	3,604	—	—	—	3,604
Dividends	—	—	—	—	(3,771)	—	(3,781)	—	(7,552)
Share repurchase	—	—	(738,590)	(7,256)	—	—	—	—	(7,256)
Acquisition of EAS	—	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest	—	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011	41,123,365	411	(3,714,506)	(39,437)	323,608	—	(19,991)	18,515	283,106
Net income (loss)	—	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	—	56
Stock-based compensation expense	—	—	—	—	2,797	—	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	$411	(3,879,299)	$(41,012)	$317,534	—	$(6,528)	$16,901	$287,306

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$11,849	$(36,492)	$14,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
(Gain) loss on disposition of discontinued operations	—	—	(723)
Write-off of debt financing costs	—	—	181
Amortization of identifiable intangible assets	8,837	7,462	6,217
Depreciation expense	11,793	12,591	11,225
Goodwill and other intangible asset impairments	—	58,922	5,734
Bad debt expense	2,453	936	364
Deferred tax expense (benefit)	3,541	(9,525)	(3,484)
Amortization of debt financing costs	229	226	157
Gain on sale of assets	(607)	(239)	(525)
Changes in the fair value of contingent earn-out obligations	(662)	(5,528)	(1,574)
Stock-based compensation expense	2,797	3,604	3,687
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	2,913	10,390	13,405
Inventories	1,195	(270)	1,034
Prepaid expenses and other current assets	370	977	(1,469)
Costs and estimated earnings in excess of billings	1,636	4,162	3,985
Other noncurrent assets	(3,334)	917	(813)
Increase (decrease) in—
Accounts payable and accrued liabilities	(15,507)	(21,477)	47
Billings in excess of costs and estimated earnings	1,776	5,426	(12,684)
Taxes paid related to pre-acquisition equity transactions of an acquired company	—	—	(7,056)
Other long-term liabilities	1,231	(2,402)	(299)

Net cash provided by operating activities	30,510	29,680	32,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,782)	(8,666)	(7,089)
Proceeds from sales of property and equipment	1,106	717	1,381
Proceeds from businesses sold	164	156	1,514
Sales of marketable securities	—	2,000	3,925
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(12,656)	(29,957)	(42,732)

Net cash used in investing activities	(23,168)	(35,750)	(43,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(7,349)	(14,387)	(17,749)
Debt financing costs	—	(517)	(896)
Payments of dividends to shareholders	(7,498)	(7,520)	(7,530)
Share repurchase program	(2,860)	(7,256)	(5,074)
Shares received in lieu of tax withholding	(544)	(662)	(616)
Excess tax benefit of stock-based compensation	100	210	740
Proceeds from exercise of options	329	293	473
Capital contribution from noncontrolling interests	—	800	—

Net cash used in financing activities	(17,822)	(29,039)	(30,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,480)	(35,109)	(41,504)

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	51,237	86,346	127,850

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$40,757	$51,237	$86,346

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications are either of a normal and recurring nature or are due to discontinued operations accounting related to the shutdown of our Delaware operation in 2012. Neither have resulted in any changes to previously reported net income for any periods.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

        Cash paid (in thousands) for:

	Year Ended December 31,
	2012	2011	2010
Interest	$1,326	$1,720	$1,215
Income taxes for continuing operations	13,948	1,613	9,034
Income taxes for discontinued operations	5	8	2

Total	$15,279	$3,341	$10,251

  Revenue Recognition

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

December 31, 2012

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

        Revenue associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed. Amounts associated with unbilled service work orders are reflected as a current asset in our balance sheet under the caption "Costs and estimated earnings in excess of billings" and amounts billed in advance of work orders being performed are reflected as a current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

  Accounts Receivable

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2012 and 2011 are $48.0 million and $51.7 million, respectively, and are included in accounts receivable.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

        Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2012 revenue.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, notes to former owners and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

  New Accounting Pronouncements

        On January 1, 2012, we adopted the accounting pronouncement updating existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Consolidated Statements of Stockholders' Equity, which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the continuous statement approach which we have adopted, total net income and its components are presented followed continuously by total other comprehensive income, its components and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it did change our financial statement presentation.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$40,757	$40,757	$—	$—
Life insurance—cash surrender value	$2,477	$—	$2,477	$—
Contingent earn-out obligations	$1,966	$—	$—	$1,966

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 26 employees with a combined face value of $30.1 million. The policy is invested in mutual funds and the fair value measurement is determined using level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.5 million as of December 31, 2012 and $2.2 million as of December 31, 2011. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

	December 31, 2012	December 31, 2011
Balance at beginning of year	$2,488	$7,466
Issuances	140	550
Adjustments to fair value	(662)	(5,528)

Balance at end of year	$1,966	$2,488

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

3. Fair Value Measurements (Continued)

December 31, 2012, no goodwill or other intangible asset impairments were recorded. During the year ended December 31, 2011, we recorded a goodwill impairment charge of $57.3 million based on Level 3 measurements. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of EAS

        On November 2, 2011, we acquired a 60% majority interest in Environmental Air Systems, LLC ("EAS"). EAS is a regional mechanical contractor with principal offices in Greensboro and Raleigh, North Carolina. EAS engages in a broad range of mechanical contracting projects, HVAC service and controls, and sophisticated prefabrication of mechanical systems, in North Carolina, South Carolina and throughout the Atlantic region. The acquisition date fair value of consideration transferred was $30.4 million, of which $15.7 million was allocated to goodwill. See Note 6 "Goodwill and Identifiable Intangible Assets, Net."

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

  Other Acquisitions

        We completed various acquisitions from 2010 to 2012, which were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet as of December 31, 2012 includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions, including earn-outs, was $14.2 million in 2012, $2.9 million in 2011 and $4.8 million in 2010.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. During 2011, we impaired the intangible assets of $1.6 million associated with this operation as a result of this decision. During 2010, we recorded a goodwill impairment charge of $5.7 million. The after tax income

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

5. Discontinued Operations (Continued)

for the year ended December 31, 2012 was $0.1 million and the after tax losses of this operation were $4.0 million and $6.5 million for the years ended December 31, 2011 and 2010, respectively. These results have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

        In addition, we recorded after tax income of $0.3 million associated with the reduction of estimated liabilities associated with the sale and shutdown of previous discontinued operations. These amounts are reflected in discontinued operations under "Operating income (loss), net of tax expense (benefit)" in addition to those mentioned above.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$4,668	$23,366	$44,762
Pre-tax income (loss)	$567	$(6,727)	$(11,380)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2012	December 31, 2011
Balance at beginning of year	$107,093	$147,818
Additions (See Note 4)	7,495	16,629
Impairment adjustment	—	(57,354)

Balance at end of year	$114,588	$107,093

        We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, "Summary of Significant Accounting Policies," we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value.

        During our annual impairment testing on October 1, we opted to perform a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach for the year ended December 31, 2012. In certain instances, there was no weighting assigned to the transaction

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

approach due to a lack of comparable market data and a weighting of 50% was assigned to the public company approach for those impacted reporting units.

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2012. We also did not encounter any events or changes in circumstances that indicated an impairment was more likely than not during interim periods in 2012.

        As of October 1, 2012, the fair value exceeded the carrying value by a significant margin for the 23 reporting units with a goodwill balance.

        During 2011 and 2010, the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2011. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2011. We assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach for the year ended December 31, 2010. We recorded a goodwill impairment of $57.3 million during 2011 related to four reporting units serving the Virginia, Maryland and North Carolina markets. During 2010, we recorded a goodwill impairment of $5.7 million related to our Delaware location, which is included in discontinued operations.

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

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2012		December 31, 2011
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$40,404	$(15,579)	$36,351	$(9,880)
Backlog	1 - 2	6,515	(6,375)	5,890	(4,999)
Noncompete agreements	2 - 7	2,890	(2,380)	2,890	(1,932)
Tradenames	2 - 25	23,695	(4,655)	23,370	(3,341)

Total		$73,504	$(28,989)	$68,501	$(20,152)

        The amounts attributable to customer relationships, noncompete agreements and tradenames are being amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $8.8 million, $7.1 million and $5.8 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

        At December 31, 2012, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2013	$7,120
2014	6,106
2015	4,873
2016	3,748
2017	2,997
Thereafter	19,671

Total	$44,515

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2012	2011
Land	—	$2,404	$2,282
Transportation equipment	2 - 10	38,352	34,590
Machinery and equipment	2 - 15	21,670	21,037
Computer and telephone equipment	2 - 10	18,481	17,329
Buildings and leasehold improvements	1 - 39	24,438	23,083
Furniture and fixtures	3 - 10	4,741	4,879

		110,086	103,200
Less—Accumulated depreciation		(68,670)	(61,507)

Property and equipment, net		$41,416	$41,693

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $11.7 million, $11.9 million and $10.9 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of year	$4,615	$5,029	$7,200
Additions for bad debt expense	2,753	214	340
Deductions for uncollectible receivables written off, net of recoveries	(1,090)	(770)	(2,689)
Allowance for doubtful accounts of acquired companies at date of acquisition	55	142	178

Balance at end of year	$6,333	$4,615	$5,029

        Other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued warranty costs	$6,781	$8,234
Accrued job losses	2,137	1,777
Accrued rent and lease obligations	673	2,793
Accrued sales and use tax	1,710	1,494
Deferred revenue	1,143	1,592
Liabilities due to former owners	2,349	—
Other current liabilities	12,284	13,959

	$27,077	$29,849

        Contracts in progress are as follows (in thousands):

	December 31,
	2012	2011
Costs incurred on contracts in progress	$1,182,085	$1,071,406
Estimated earnings, net of losses	134,534	132,096
Less—Billings to date	(1,364,229)	(1,247,535)

	$(47,610)	$(44,033)

Costs and estimated earnings in excess of billings	$26,204	$26,602
Billings in excess of costs and estimated earnings	(73,814)	(70,635)

	$(47,610)	$(44,033)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility	$—	$—
Other debt	2,400	2,700
Notes to former owners	5,000	12,681

Total debt	7,400	15,381
Less—current portion	(300)	(632)

Total long-term portion of debt	$7,100	$14,749

        At December 31, 2012, future principal payments of long-term debt are as follows (in thousands):

Year ended December 31—
2013	$300
2014	5,300
2015	300
2016	300
2017	300
Thereafter	900

$7,400

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense on notes to former owners	$255	$795	$627
Interest expense on borrowings and unused commitment fees	444	243	287
Letter of credit fees	667	622	447
Amortization of debt financing costs	229	226	338

Total	$1,595	$1,886	$1,699

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of December 31, 2012, we had no outstanding borrowings, $48.2 million in letters of credit outstanding, and $76.8 million of credit available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

9. Long-Term Debt Obligations (Continued)

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2012, the book value of these assets was approximately $74.2 million.

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

Net income including noncontrolling interests	$11,849
Income taxes—continuing operations	10,045
Interest expense, net	1,571
Depreciation and amortization expense	20,630
Stock compensation expense	2,797
Income taxes—discontinued operations	212
EBITDA attributable to noncontrolling interests	275
Pre-acquisition results of acquired companies, as defined under the Facility	730

Credit Facility Adjusted EBITDA	$48,109

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of December 31, 2012 was 0.15.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

9. Long-Term Debt Obligations (Continued)

  under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2012 was 16.31.

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

        We are in compliance with all of our financial covenants as of December 31, 2012.

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

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2012 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.67%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.21%
Eurodollar Rate Loan Option:
One-month LIBOR	0.21%
Six-month LIBOR	0.51%

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

9. Long-Term Debt Obligations (Continued)

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

        We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 2.3% as of December 31, 2012. We incurred approximately $0.5 million in financing and professional costs in connection with the arrangement of the Facility in 2011. These costs are amortized on a straight-line basis as a non-cash charge to interest expense over the term of the Facility.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $5.0 million as of December 31, 2012 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb, we acquired $3.0 million of long-term debt related to an industrial revenue bond associated with its office building and warehouse. Currently, $2.4 million of this debt is outstanding. We have included both the $0.3 million current portion and the $2.1 million long-term portion on our balance sheet as of December 31, 2012. The weighted average interest rate on this variable rate debt as of December 31, 2012 was approximately 0.30%.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2012	2011	2010
Current—
Federal	$5,679	$2,207	$9,474
State and Puerto Rico	1,151	1,673	1,954

	6,830	3,880	11,428

Deferred—
Federal	2,897	(10,121)	1,501
State and Puerto Rico	318	778	(1,736)

	3,215	(9,343)	(235)

	$10,045	$(5,463)	$11,193

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2012	2011	2010
Income tax expense (benefit) at the statutory rate	$7,539	$(13,278)	$11,115
Changes resulting from—
State income taxes, net of federal tax effect	1,011	(1,972)	924
Increase (decrease) in valuation allowance	455	3,431	(846)
Increase in contingency reserves	198	28	95
Increase (decrease) from noncontrolling interests	565	(118)	—
Non-deductible expenses	481	386	452
Production activity deduction	(378)	—	(391)
Goodwill impairment	—	9,223	—
Purchase accounting adjustments	(210)	(2,992)	—
Other	384	(171)	(156)

	$10,045	$(5,463)	$11,193

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$2,293	$1,692
Goodwill	—	4,519
Stock compensation	2,444	2,583
Accrued liabilities and expenses	19,661	20,809
State net operating loss carryforwards	4,668	4,604
Other	1,224	1,186

Total deferred income tax assets	30,290	35,393

Deferred income tax liabilities—
Property and equipment	(5,357)	(5,828)
Long-term contracts	(306)	(237)
Goodwill	(1,124)	—
Intangible assets	(3,932)	(4,762)
Tax accounting method change (Section 481 adjustments)	—	(2,978)
Other	(1,131)	(671)

Total deferred income tax liabilities	(11,850)	(14,476)

Less—Valuation allowance	(4,453)	(3,999)

Net deferred income tax assets	$13,987	$16,918

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2012	2011
Deferred income tax assets—
Prepaid expenses and other	$19,952	$19,294
Other noncurrent assets	2,324	2,594

Total deferred income tax assets	$22,276	$21,888

Deferred income tax liabilities—
Other current liabilities	$335	$328
Deferred income tax liabilities	7,954	4,642

Total deferred income tax liabilities	$8,289	$4,970

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

10. Income Taxes (Continued)

        As of December 31, 2012, we had $4.9 million of future tax benefits related to $99.9 million of available state and Puerto Rican net operating loss carryforwards ("NOLs") which expire between 2013 and 2032. A valuation allowance of $4.5 million has been recorded against net deferred tax assets of state and Puerto Rican NOLs and other state and Puerto Rican deferred tax assets. We recorded an increase in valuation allowances of $0.5 million for the year ended December 31, 2012. A deferred tax asset for state NOLs, net of related valuation allowance, of $1.9 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. A return to profitability in our entities with valuation allowances on their NOL's and deferred tax assets would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets. A sustained period of profitability could cause a change in our judgment of the remaining deferred tax assets. If that were to occur then it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.

        As of December 31, 2012 and 2011, approximately $0.3 million and $0.5 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We recognized $0.4 million in interest during the year ended December 31, 2012. We did not recognize any interest or penalties during the year ended December 31, 2011. We had accrued approximately $0.7 million and $0.3 million for the payment of interest and penalties at December 31, 2012 and 2011, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2009 tax year forward and by various state authorities for the 2004 tax year forward. We are currently under examination for our U.S. federal income taxes for the 2009 tax year.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$696	$696	$634
Additions based on tax positions related to the current year	—	—	189
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(197)	—	(127)
Settlements	—	—	—

Balance at end of year	$499	$696	$696

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $5.2 million in 2012, $5.1 million in 2011 and $4.3 million in 2010. Of these amounts, approximately $0.1 million was payable to the plans at December 31, 2012 and 2011.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2012 and 2011, we had 5 and 7 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2012, 2011 or 2010. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

        Certain individuals at one of our operations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.0 million and $2.8 million recorded as of December 31, 2012 and 2011, respectively.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $15.2 million, $12.0 million, and $12.8 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2012, 2011 and 2010 rent expense above are approximately $3.4 million, $2.2 million and $2.3 million of rent paid to these related parties, respectively.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2013	$10,608
2014	7,903
2015	5,912
2016	4,409
2017	3,177
Thereafter	5,005

$37,014

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

12. Commitments and Contingencies (Continued)

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

        In December 2011, we received a letter from Ferguson Enterprises, Inc. ("Ferguson"), a distributor of plumbing supplies and pipe, in which Ferguson stated that it had unintentionally supplied us with gaskets that were mislabeled by a former supplier as being non-asbestos. Ferguson currently states that we bought approximately 34,000 gaskets that might have been mislabeled. Ferguson further disclosed that four Ferguson customers had found asbestos in gaskets above the 1% level at which they can be classified as non-asbestos. No reasonable estimate of liability, if any, is possible at this time.

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

December 31, 2012

12. Commitments and Contingencies (Continued)

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

          General Liability— For general liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100 million in aggregate across this risk area (as well as employer's liability noted above and auto liability noted below).

          Auto Liability— For auto liability, the per incident deductible is $500,000. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100 million in aggregate across this risk area (as well as employer's liability and general liability noted above).

          Employee Medical— We have two medical plans. The deductible for employee group health claims is $300,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

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

13. Stockholders' Equity

  Long-Term Incentive Plan for Employees

        In May 2006, our stockholders approved the 2006 Equity Incentive Plan (the "2006 Plan") which provides for the granting of incentive or non-qualified stock options, stock appreciation rights,

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

13. Stockholders' Equity (Continued)

restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees and consultants. The number of shares authorized and reserved for issuance under the 2006 Plan is 3,200,000 shares. As of December 31, 2012, there were 0.7 million shares available for issuance under this plan; however, following adoption of the 2012 Plan (described below), no additional shares will be issued under the 2006 Plan. The 2006 Plan will expire in May 2016.

  Non-Employee Directors' Stock Plan

        In May 2008, our stockholders approved our Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors (the "2006 Directors Plan"), which provides for the granting of restricted stock to non-employee directors. The number of shares authorized and reserved for issuance under the 2006 Directors Plan is 300,000 shares. As of December 31, 2012, there were 0.1 million shares available for issuance under this plan; however, following adoption of the 2012 Plan (described below), no additional shares will be issued under the 2006 Directors Plan. The 2006 Directors Plan will expire in May 2016.

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

  2012 Equity Incentive Plan

        In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5,100,000 shares. As of December 31, 2012, there were 5.1 million shares available for issuance under this plan. The 2012 Plan will expire in May 2022.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.3 million shares for the year ended December 31, 2012 at an average price of $9.97 per share. Since the inception of the program in 2007 and as of December 31, 2012, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.93 per share.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

13. Stockholders' Equity (Continued)

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock and restricted stock units. The vesting of unvested contingently issuable restricted stock is based on the achievement of certain earnings per share targets. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

        Unvested restricted stock and restricted stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock and restricted stock units are included in basic earnings per share weighted outstanding from the vesting date.

        There were approximately 1.0 million and 0.5 million anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2012 and 2010, respectively. Assuming dilution, approximately 0.7 million anti-dilutive stock options were excluded from the calculation of diluted EPS for the year ended December 31, 2011. The effect of 0.2 million of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2011, due to our net loss position in this period.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common shares outstanding, end of period(a)	37,069	37,050	37,532
Effect of using weighted average common shares outstanding	43	339	17

Shares used in computing earnings per share—basic	37,112	37,389	37,549
Effect of shares issuable under stock option plans based on the treasury stock method	87	—	241
Effect of contingently issuable restricted shares	60	—	—

Shares used in computing earnings per share—diluted	37,259	37,389	37,790

(a)
Excludes 0.2 million, 0.4 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding for the years ended December 31, 2012, 2011 and 2010, respectively (see Note 14 "Stock-Based Compensation").

14. Stock-Based Compensation

        We have various stock-based compensation plans which are administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $2.8 million,

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

14. Stock-Based Compensation (Continued)

$3.6 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.0 million, $1.3 million and $1.3 million for each of the years ended December 31, 2012, 2011 and 2010. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2012		2011		2010
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,056	$10.84	1,061	$9.58	1,180	$7.77
Granted	190	$11.19	142	$13.87	146	$12.46
Exercised	(103)	$3.20	(66)	$4.46	(184)	$2.58
Forfeited	—	$—	—	$—	(12)	$12.32
Expired	—	$—	(81)	$4.82	(69)	$2.88

Outstanding at end of year	1,143	$11.59	1,056	$10.84	1,061	$9.58

Options exercisable at end of year	810		762		756

        The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.5 million and $1.8 million, respectively. Stock options exercisable as of December 31, 2012 have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $1.0 million. As of December 31, 2012, we have 1.1 million options that are vested or expected to vest; these options have a weighted average exercise price of $11.59 per share, have a weighted-average remaining contractual term of 6.1 years and an aggregate intrinsic value of $1.2 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

14. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2012 (shares in thousands):

	Options Outstanding
		Weighted- Average Remaining Contractual Life		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/12		Weighted- Average Exercise Price	Number Exercisable at 12/31/12	Weighted- Average Exercise Price
$1.90 - $2.88	5	0.31	$1.90	5	$1.90
$6.38 - $7.94	129	2.17	$6.53	129	$6.53
$10.73 - $12.90	678	6.72	$11.66	440	$11.78
$13.15 - $15.03	331	6.43	$13.54	236	$13.41

$1.90 - $15.03	1,143	6.10	$11.59	810	$11.36

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2012, 2011 and 2010 grants are shown in the table below:

	Year Ended December 31,
	2012	2011	2010
Weighted-average fair value per share of options granted	$4.03	$5.04	$4.61
Fair value assumptions:
Expected dividend yield	1.86%	1.70%	1.73%
Expected stock price volatility	46.5%	44.2%	44.4%
Risk-free interest rate	1.17%	2.24%	2.65%
Expected term	5.3 years	5.3 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2012, the unrecognized compensation cost related to stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options vested during the year ended December 31, 2012 was $0.7 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

14. Stock-Based Compensation (Continued)

        The following table summarizes information about nonvested stock option awards as of December 31, 2012 and changes for the year ended December 31, 2012 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	294	$4.71
Granted	190	$4.03
Vested	(151)	$4.54
Forfeited	—	$—

Nonvested at December 31, 2012	333	$4.40

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

  Restricted Stock and Restricted Stock Units

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock and Restricted Stock Units	2012	2011	2010
Unvested at beginning of year	302	312	300
Granted	224	231	245
Vested	(254)	(241)	(228)
Forfeited	—	—	(5)

Unvested at end of year	272	302	312

        Approximately $1.1 million of compensation expense related to restricted stock will be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during year ended December 31, 2012 was $3.0 million. The weighted-average fair value per share of restricted stock shares awarded during 2012, 2011 and 2010 was $10.78, $11.29 and $12.26, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $2.6 million and $3.0 million, respectively.

  Performance Stock Units

        Certain equity awards for the year ended December 31, 2012 include dollar-denominated performance vesting restricted stock units. These performance stock units include earnings per share and relative total shareholder return measurements and cliff vest at the end of a three-year period. These vesting conditions will be established at a future date and upon achievement of the necessary performance metrics, the award will be determined in dollars and settled in stock based on the market price of the Company's common stock at the end of the performance period.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

15. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized as follows (in thousands, except per share data):

	2012
	Q1	Q2	Q3	Q4
Revenue	$326,902	$353,172	$335,241	$315,870
Gross profit	42,931	54,096	55,521	55,073
Operating income (loss)	(3,003)	7,441	9,767	8,098
Income (loss) from continuing operations	(2,431)	3,949	5,423	4,553
Income (loss) from discontinued operations, net of tax	(237)	98	(98)	592
Net income (loss) including noncontrolling interests	(2,668)	4,047	5,325	5,145
Less: Net income (loss) attributable to noncontrolling interests	(1,639)	(421)	(348)	794
Net income (loss) attributable to Comfort Systems USA, Inc.	(1,029)	4,468	5,673	4,351
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$(0.02)	$0.12	$0.15	$0.10
Income (loss) from discontinued operations	(0.01)	—	—	0.02

Net income (loss)	$(0.03)	$0.12	$0.15	$0.12

Diluted—
Income (loss) from continuing operations	$(0.02)	$0.12	$0.15	$0.10
Income (loss) from discontinued operations	(0.01)	—	—	0.02

Net income (loss)	$(0.03)	$0.12	$0.15	$0.12

Net cash provided by (used in) operating activities	$(19,816)	$6,793	$16,455	$27,078

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

15. Quarterly Results of Operations (Unaudited) (Continued)

	2011
	Q1	Q2	Q3(a)	Q4(a)
Revenue	$274,384	$306,417	$322,002	$313,851
Gross profit	34,164	47,895	49,006	50,465
Operating income (loss)	(7,470)	6,815	(46,731)	4,745
Income (loss) from continuing operations	(4,649)	4,172	(36,614)	4,617
Income (loss) from discontinued operations, net of tax	(521)	(1,010)	45	(2,532)
Net income (loss) including noncontrolling interests	(5,170)	3,162	(36,569)	2,085
Less: Net income attributable to noncontrolling interests	—	—	—	338
Net income (loss) attributable to Comfort Systems USA, Inc.	(5,170)	3,162	(36,569)	1,747
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$(0.13)	$0.11	$(0.98)	$0.12
Income (loss) from discontinued operations	(0.01)	(0.03)	—	(0.07)

Net income (loss)	$(0.14)	$0.08	$(0.98)	$0.05

Diluted—
Income (loss) from continuing operations	$(0.13)	$0.11	$(0.98)	$0.12
Income (loss) from discontinued operations	(0.01)	(0.03)	—	(0.07)

Net income (loss)	$(0.14)	$0.08	$(0.98)	$0.05

Net cash provided by (used in) operating activities	$(19,066)	$(4,377)	$1,478	$51,645

(a)
Included in income are goodwill and other intangible asset impairment charges of $55.1 million in the third quarter and $2.2 million in the fourth quarter of 2011.

        The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16. Subsequent Events

        In late January 2013, the Company entered into an agreement to receive incremental compensation with regards to an ongoing claim it has been pursuing for costs incurred as a result of accelerated work schedules on a large job located in Virginia. The Company is working to resolve a few remaining open issues with its subcontractors. The Company currently expects to receive an estimated benefit during the first quarter of 2013 of between $1.0 and $1.6 million of incremental gross profit arising out of this resolution.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2012 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2012 and such information is hereby incorporated by reference.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 41 of this annual report on Form 10-K and is incorporated herein by reference.

(2)
Financial Statement Schedules:

    None.

(b)
Exhibits

        Reference is made to the Index of Exhibits beginning on page 83 which is incorporated herein by reference.

(c)
Excluded financial statements:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
By:	/s/ BRIAN E. LANE Brian E. Lane President and Chief Executive Officer

Date: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN E. LANE Brian E. Lane	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2013
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
/s/ WILLIAM F. MURDY William F. Murdy	Chairman of the Board	February 28, 2013
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 28, 2013
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 28, 2013
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 28, 2013

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 28, 2013
/s/ FRANKLIN MYERS Franklin Myers	Director	February 28, 2013
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 28, 2013
/s/ CONSTANCE E. SKIDMORE Constance E. Skidmore	Director	February 28, 2013
/s/ VANCE W. TANG Vance W. Tang	Director	February 28, 2013
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 28, 2013

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
*10.13	Summary of 2010 Incentive Compensation Plan	10.1	First Quarter 2010 Form 10-Q

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.14	Form of Performance Restricted Stock Award Agreement date March 25, 2010	10.17	2010 Form 10-K
10.15	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.16	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.17	Restricted Stock Award Agreement dated November 17, 2010 by Comfort Systems to William George		2010 Form 10-K
*10.18	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.19	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.20	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.21	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.22	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.23	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.24	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.25	2012 Equity Incentive Plan	A	Proxy Statement April 9, 2012
*10.26	2012 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2012
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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