Form 10-Q
period 2013-03-31
COMFORT SYSTEMS USA INC
filed 2013-05-01
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        The number of shares outstanding of the issuer's common stock as of April 24, 2013 was 37,198,001 (excluding treasury shares of 3,925,364).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,435	$40,757
Accounts receivable, less allowance for doubtful accounts of $6,405 and $6,333, respectively	271,499	256,959
Other receivables	9,699	12,376
Inventories	9,601	9,638
Prepaid expenses and other	25,900	25,037
Costs and estimated earnings in excess of billings	33,842	26,204
Assets related to discontinued operations	1,257	1,582

Total current assets	377,233	372,553
PROPERTY AND EQUIPMENT, NET	41,496	41,416
GOODWILL	114,588	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	42,586	44,515
OTHER NONCURRENT ASSETS	7,705	7,682

Total assets	$583,608	$580,754

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Accounts payable	100,565	100,641
Accrued compensation and benefits	35,647	36,892
Billings in excess of costs and estimated earnings	75,284	73,814
Accrued self-insurance expense	30,284	29,096
Other current liabilities	27,704	27,077
Liabilities related to discontinued operations	439	767

Total current liabilities	270,223	268,587
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,100	2,100
NOTES TO FORMER OWNERS	5,000	5,000
DEFERRED INCOME TAX LIABILITIES	7,589	7,954
OTHER LONG-TERM LIABILITIES	9,920	9,807

Total liabilities	294,832	293,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,889,635 and 3,879,299 shares, respectively	(41,143)	(41,012)
Additional paid-in capital	316,440	317,534
Retained earnings (deficit)	(3,996)	(6,528)

Comfort Systems USA, Inc. stockholders' equity	271,712	270,405
Noncontrolling interests	17,064	16,901

Total stockholders' equity	288,776	287,306

Total liabilities and stockholders' equity	$583,608	$580,754

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE	$325,890	$326,902
COST OF SERVICES	274,423	283,971

Gross profit	51,467	42,931
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,520	46,051
GAIN ON SALE OF ASSETS	(139)	(117)

Operating income (loss)	5,086	(3,003)
OTHER INCOME (EXPENSE):
Interest income	7	4
Interest expense	(338)	(397)
Changes in the fair value of contingent earn-out obligations	(27)	(30)
Other	64	51

Other income (expense)	(294)	(372)

INCOME (LOSS) BEFORE INCOME TAXES	4,792	(3,375)
INCOME TAX EXPENSE (BENEFIT)	2,043	(944)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,749	(2,431)
Loss from discontinued operations, net of income tax benefit of $39 and $162	(54)	(237)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	2,695	(2,668)
Less: Net income (loss) attributable to noncontrolling interests	163	(1,639)

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$2,532	$(1,029)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$0.07	$(0.02)
Income (loss) from discontinued operations	—	(0.01)

Net income (loss)	$0.07	$(0.03)

Diluted—
Income (loss) from continuing operations	$0.07	$(0.02)
Income (loss) from discontinued operations	—	(0.01)

Net income (loss)	$0.07	$(0.03)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,067	37,056

Diluted	37,333	37,056

DIVIDENDS PER SHARE	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	41,123,365	$411	(3,714,506)	$(39,437)	$323,608	$(19,991)	$18,515	$283,106
Net income (loss)	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	56
Stock-based compensation	—	—	—	—	2,797	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income (unaudited)	—	—	—	—	—	2,532	163	2,695
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	1,364	14	1	—	—	15
Issuance of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—	—
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	767	—	—	767
Dividends (unaudited)	—	—	—	—	(1,862)	—	—	(1,862)
Share repurchase (unaudited)	—	—	(11,700)	(145)	—	—	—	(145)

BALANCE AT MARCH 31, 2013 (unaudited)	41,123,365	$411	(3,889,635)	$(41,143)	$316,440	$(3,996)	$17,064	$288,776

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$2,695	$(2,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,929	2,080
Depreciation expense	2,846	3,057
Bad debt expense	153	741
Deferred tax benefit	(1,122)	(1,521)
Amortization of debt financing costs	57	57
Gain on sale of assets	(139)	(216)
Changes in the fair value of contingent earn-out obligations	27	30
Stock-based compensation expense	927	577
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(11,992)	(905)
Inventories	37	(68)
Prepaid expenses and other current assets	194	(855)
Costs and estimated earnings in excess of billings	(7,638)	(6,409)
Other noncurrent assets	122	(2,077)
Increase (decrease) in—
Accounts payable and accrued liabilities	147	(10,349)
Billings in excess of costs and estimated earnings	1,470	(1,621)
Other long-term liabilities	(64)	331

Net cash used in operating activities	(10,351)	(19,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,208)	(2,094)
Proceeds from sales of property and equipment	177	420
Proceeds from businesses sold	43	39
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	—	(15)

Net cash used in investing activities	(2,988)	(1,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	—	—
Payments on other long-term debt	—	(100)
Payments of dividends to shareholders	(1,853)	(1,853)
Share repurchase program	(145)	—
Shares received in lieu of tax withholding	—	—
Excess tax benefit of stock-based compensation	—	19
Proceeds from exercise of options	15	36

Net cash used in financing activities	(1,983)	(1,898)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,322)	(23,364)

CASH AND CASH EQUIVALENTS, beginning of period	40,757	51,237

CASH AND CASH EQUIVALENTS, end of period	$25,435	$27,873

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 45% of our consolidated 2013 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 55% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2013 revenue: HVAC 75%, plumbing 15%, building automation control systems 5% and other 5%. These service activities are within the mechanical services industry which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2012 (the "Form 10-K").

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

March 31, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended March 31,
	2013	2012
Interest	$11	$47
Income taxes for continuing operations	598	1,306
Income taxes for discontinued operations	—	5

Total	$609	$1,358

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

March 31, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the three months ended March 31, 2013 our tax expense is $2.0 million with an effective tax rate of 42.6% as compared to tax benefit of $0.9 million with an effective tax rate of 28.0% for the three months ended March 31, 2012. The effective rate for 2013 is higher than the federal statutory rate primarily due to the impact of the variability of rates and results among local jurisdictions. The effective tax rate in 2012 was lower than the federal statutory rate primarily due to the impact of adjustments to tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

  Reclassifications

        Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications are of a normal and recurring nature or are due to discontinued operations accounting related to the shutdown of our Delaware operation in 2012. Neither have resulted in any changes to previously reported net income for any periods.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,435	$25,435	$—	$—
Life insurance—cash surrender value	$2,530	$—	$2,530	$—
Contingent earn-out obligations	$1,993	$—	$—	$1,993

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 39 employees with a combined face value of $38.5 million. The policy is invested in mutual funds and the fair value measurement is determined using level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.5 million as of March 31, 2013 and December 31, 2012, respectively. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

Balance at beginning of year	$1,966
Issuances	—
Settlements	—
Adjustments to fair value	27

Balance at end of period	$1,993

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

3. Fair Value Measurements (Continued)

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        No acquisitions were completed in the first quarter of 2013. We completed one acquisition in the first quarter and one in the second quarter of 2012. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss for the three months ended March 31, 2013 and 2012 was $0.1 million and $0.2 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$(27)	$2,508
Pre-tax loss	$(93)	$(399)

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of year	$114,588	$107,093
Additions	—	7,495

Balance at end of period	$114,588	$114,588

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		March 31, 2013		December 31, 2012
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$40,404	$(16,934)	$40,404	$(15,579)
Backlog	1 - 2	6,515	$(6,515)	6,515	(6,375)
Noncompete agreements	2 - 7	2,890	$(2,482)	2,890	(2,380)
Tradenames	2 - 25	23,695	$(4,987)	23,695	(4,655)

Total		$73,504	$(30,918)	$73,504	$(28,989)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$—	$—
Other debt	2,400	2,400
Notes to former owners	5,000	5,000

Total debt	7,400	7,400
Less—current portion	(300)	(300)

Total long-term portion of debt	$7,100	$7,100

  Revolving Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2013, we had no outstanding borrowings, $53.2 million in letters of credit outstanding and $71.8 million of credit available.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

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

        We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of March 31, 2013.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of March 31, 2013 was 0.14.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2013 was 18.25.

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

        We are in compliance with all of our financial covenants as of March 31, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $5.0 million as of March 31, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of March 31, 2013 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of March 31, 2013 was approximately 0.30%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs. As of March 31, 2013, EAS has not used the facility.

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

        In December 2011, we received a letter from Ferguson Enterprises, Inc. ("Ferguson"), a distributor of plumbing supplies and pipe, in which Ferguson stated that it had unintentionally supplied us with

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

8. Commitments and Contingencies (Continued)

gaskets that were mislabeled by a former supplier as being non-asbestos. Ferguson currently states that we bought approximately 43,000 gaskets that might have been mislabeled. We have reached a settlement with Ferguson whereby we and Ferguson agree to a protocol for handling any asbestos claims. Although no reasonable estimate of liability, if any, is possible at this time, we believe that the agreement with Ferguson limits our overall liability exposure.

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

March 31, 2013

(Unaudited)

9. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock and restricted stock units.

        There were approximately 0.5 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2013. Assuming dilution, there were approximately 0.7 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2012. The effect of 0.1 million of common stock equivalents have been excluded from the calculation of diluted EPS for the three months ended March 31, 2012, due to our net loss position during that period.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Common shares outstanding, end of period(a)	37,059	36,965
Effect of using weighted average common shares outstanding	8	91

Shares used in computing earnings per share—basic	37,067	37,056
Effect of shares issuable under stock option plans based on the treasury stock method	92	—
Effect of contingently issuable restricted shares	174	—

Shares used in computing earnings per share—diluted	37,333	37,056

(a)
Excludes 0.2 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2013 and 2012, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the three months ended March 31, 2013 at an average price of $12.41 per share. Since the inception of the program in 2007 and as of March 31, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.93 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $455,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of March 31, 2013, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,666	$340.2
$1 million - $5 million	272	616.9
$5 million - $10 million	59	401.3
$10 million - $15 million	18	222.4
Greater than $15 million	9	250.8

Total	4,024	$1,831.6

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

  Profile and Management of Our Operations

        We manage our 36 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012, which have continued in 2013. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2013	%	2012	%
Revenue	$325,890	100.0%	$326,902	100.0%
Cost of services	274,423	84.2%	283,971	86.9%

Gross profit	51,467	15.8%	42,931	13.1%
Selling, general and administrative expenses	46,520	14.3%	46,051	14.1%
Gain on sale of assets	(139)	—	(117)	—

Operating income (loss)	5,086	1.6%	(3,003)	(0.9)%
Interest income	7	—	4	—
Interest expense	(338)	(0.1)%	(397)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(27)	—	(30)	—
Other income (expense)	64	—	51	—

Income (loss) before income taxes	4,792	1.5%	(3,375)	(1.0)%
Income tax expense (benefit)	2,043		(944)

Income (loss) from continuing operations	2,749		(2,431)
Loss from discontinued operations, net of tax	(54)		(237)

Net income (loss) including noncontrolling interests	2,695	0.8%	(2,668)	(0.8)%
Less: Net income (loss) attributable to noncontrolling interests	163		(1,639)

Net income (loss) attributable to Comfort Systems USA, Inc.	$2,532		$(1,029)

        We had 37 operating locations as of December 31, 2012. During the first quarter of 2013, we consolidated one company into other operations. As of March 31, 2013, we had 36 operating locations.

        Revenue—Revenue decreased $1.0 million, or 0.3%, to $325.9 million for the first quarter of 2013 compared to the same period in 2012. The decrease is primarily from the manufacturing sector as a result of a large, short duration data center project at ColonialWebb that was substantially completed during the first half of 2012 ($18.6 million). This was offset by increased activity in various nonresidential markets including EAS ($8.6 million).

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

        Backlog as of March 31, 2013 was $631.1 million, a 2.1% increase from December 31, 2012 backlog of $618.0 million, and a 1.7% increase from March 31, 2012 backlog of $620.3 million. Sequential and year-over-year backlog increased primarily due to our EAS operation.

        Following the three year period of industry activity declines from 2001 through 2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 through 2012. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        We continue to experience a noticeable amount of price competition in our markets, which restrains our ability to profitably increase revenue.

        Gross Profit—Gross profit increased $8.5 million, or 19.9%, to $51.5 million for the first quarter of 2013 as compared to the same period in 2012. The increase in gross profit was primarily due to improved profitability at our EAS operation in 2013 (approximately $2.5 million) and job underperformance at our Maryland operations in 2012 (approximately $1.1 million). In addition, during the first quarter, we settled a claim with the general contractor on a large data center project that had been accelerated by the owner. We recognized approximately $1.4 million of additional gross profit during the current quarter. As a percentage of revenue, gross profit increased from 13.1% in 2012 to 15.8% in 2013 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $0.5 million, or 1.0%, to $46.5 million for the first quarter of 2013 as compared to 2012. Excluding amortization expense, SG&A increased $0.6 million, or 1.3%. This increase is primarily due to higher compensation accruals ($0.3 million) as a result of improved operating results and increased professional fees ($0.3 million) primarily associated with legal and consulting arrangements. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A increased from 14.1% in 2012 to 14.3% in 2013 primarily due to the factors discussed above.

        We have included SG&A, excluding amortization, because we believe it is an effective measure of comparative results of operations. However, SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly, should not be considered an alternative to SG&A as shown in our consolidated statements of operations.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
SG&A	$46,520	$46,051
Less: Amortization expense	(1,789)	(1,884)

SG&A, excluding amortization expense	$44,731	$44,167

        Income Tax Expense—For the three months ended March 31, 2013 our tax expense is $2.0 million with an effective tax rate of 42.6% as compared to tax benefit of $0.9 million with an effective tax rate of 28.0% for the three months ended March 31, 2012. The effective rate for 2013 is higher than the federal statutory rate primarily due to the impact of the variability of rates and results among local jurisdictions. The effective tax rate in 2012 was lower than the federal statutory rate primarily due to the impact of adjustments to tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2013 will be between 35% and 45%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. The after tax loss of $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, has been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to affect our industry in 2013 with the overall activity remaining at subdued levels similar to recent years. Our backlog, while still at solid levels by historical standards, declined substantially in recent years and has remained relatively flat since 2012. Our primary emphasis for the remainder of 2013 will be on execution, including a focus on cost discipline and efficient project and service performance. Based on our backlog, and in light of weak economic conditions for our industry, we expect continued profitability during 2013 at levels similar to those experienced in 2012.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash used in:
Operating activities	$(10,351)	$(19,816)
Investing activities	(2,988)	(1,650)
Financing activities	(1,983)	(1,898)

Net decrease in cash and cash equivalents	$(15,322)	$(23,364)

Free cash flow:
Cash used in operating activities	$(10,351)	$(19,816)
Purchases of property and equipment	(3,208)	(2,094)
Proceeds from sales of property and equipment	177	420

Free cash flow	$(13,382)	$(21,490)

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

        Cash Used in Operating Activities—Cash used in operating activities during the first quarter of 2013 was $10.4 million compared with $19.8 million during 2012. The $9.4 million decrease in cash used in operations primarily relates to higher profitability in 2013 compared to 2012.

        Cash Used in Investing Activities—During the first quarter of 2013, cash used in investing activities was $3.0 million compared with the first quarter of 2012 at $1.7 million. The $1.3 million increase in cash used primarily relates to increased capital expenditures in 2013.

        Cash Used in Financing Activities—Cash used in financing activities was $2.0 million for the first quarter of 2013 compared to $1.9 million during 2012. There were no significant items affecting the comparison of our financing cash flows for these quarters.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the three months ended March 31, 2013. Since the inception of the program in 2007 and as of March 31, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.93 per share.

  Debt

  Credit Facility

        On September 23, 2011, we amended our $125.0 million senior credit facility (the "Facility") provided by a syndicate of banks. The Facility, which is available for borrowings and letters of credit, expires in September 2016 and is secured by the capital stock of our current and future subsidiaries. As of March 31, 2013, we had no outstanding borrowings, $53.2 million in letters of credit outstanding and $71.8 million of credit available.

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

        We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 2.2% as of March 31, 2013.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2013, 2.75 through June 30, 2014 and 2.50 through maturity. The leverage ratio as of March 31, 2013 was 0.14.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that our Net Leverage Ratio does not exceed 2.00 through December 31, 2013, 1.50 through June 30, 2014 and 1.00 through maturity. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2013 was 18.25.

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

        We are in compliance with all of our financial covenants as of March 31, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $5.0 million as of March 31, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of March 31, 2013 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of March 31, 2013 was approximately 0.30%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs. As of March 31, 2013, EAS has not used the facility.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of March 31, 2013 (in thousands):

	Twelve Months Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Notes to former owners	$—	$5,000	$—	$—	$—	$—	$5,000
Other debt	300	300	300	300	300	900	2,400
Interest payable	204	54	1	1	1	3	264
Operating lease obligations	10,499	8,467	6,775	5,145	4,362	6,192	41,440

Total	$11,003	$13,821	$7,076	$5,446	$4,663	$7,095	$49,104

        As of March 31, 2013, we have $53.2 million in letter of credit commitments, of which $40.0 million will expire in 2013 and $13.2 million will expire in 2014. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2013, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2013:

	Twelve Months Ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Fair Value
Fixed Rate Debt	$—	$5,000	$—	$—	$—	$—	$5,000
Average Interest Rate	—	3.3%	—	—	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$300	$300	$900	$2,400

        The weighted average interest rates on the variable rate debt as of March 31, 2013 were approximately 2.2% for borrowings under the Facility and 0.30% for the industrial revenue bond.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board from time to time has approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the three months ended March 31, 2013. Since the inception of the program in 2007 and as of March 31, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.93 per share.

        During the quarter ended March 31, 2013, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	5,891,673	708,864
February 1 - February 28	—	$—	5,891,673	708,864
March 1 - March 31	11,700	$12.41	5,903,373	697,164

	11,700	$12.41	5,903,373	697,164

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

        During the three months ended March 31, 2013, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31	—	$—
February 1 - February 28	—	$—
March 1 - March 31	—	$—

	—	$—

Item 6.    Exhibits

*10.1	Summary of 2013 Incentive Compensation Plan.
*10.2	Form of 2013 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 22, 2013).
*10.3	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 22, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
May 1, 2013	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
May 1, 2013	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
May 1, 2013	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer