Form 10-Q
period 2013-06-30
COMFORT SYSTEMS USA INC
filed 2013-07-31
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        The number of shares outstanding of the issuer's common stock as of July 23, 2013 was 37,327,193 (excluding treasury shares of 3,796,172).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,346	$40,757
Accounts receivable, less allowance for doubtful accounts of $4,584 and $6,333, respectively	291,828	256,959
Other receivables	8,775	12,376
Inventories	9,651	9,638
Prepaid expenses and other	25,714	25,037
Costs and estimated earnings in excess of billings	29,314	26,204
Assets related to discontinued operations	600	1,582

Total current assets	389,228	372,553
PROPERTY AND EQUIPMENT, NET	42,522	41,416
GOODWILL	114,588	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	40,846	44,515
OTHER NONCURRENT ASSETS	8,062	7,682

Total assets	$595,246	$580,754

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$300	$300
Accounts payable	101,248	100,641
Accrued compensation and benefits	39,547	36,892
Billings in excess of costs and estimated earnings	76,083	73,814
Accrued self-insurance expense	29,636	29,096
Other current liabilities	28,173	27,077
Liabilities related to discontinued operations	584	767

Total current liabilities	275,571	268,587
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,100	2,100
NOTES TO FORMER OWNERS	3,000	5,000
DEFERRED INCOME TAX LIABILITIES	8,267	7,954
OTHER LONG-TERM LIABILITIES	10,154	9,807

Total liabilities	299,092	293,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,806,172 and 3,879,299 shares, respectively	(40,509)	(41,012)
Additional paid-in capital	316,727	317,534
Retained earnings (deficit)	1,909	(6,528)

Comfort Systems USA, Inc. stockholders' equity	278,538	270,405
Noncontrolling interests	17,616	16,901

Total stockholders' equity	296,154	287,306

Total liabilities and stockholders' equity	$595,246	$580,754

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE	$351,053	$353,172	$676,943	$680,074
COST OF SERVICES	291,086	299,076	565,509	583,047

Gross profit	59,967	54,096	111,434	97,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,699	46,877	92,219	92,928
GAIN ON SALE OF ASSETS	(111)	(222)	(250)	(339)

Operating income	14,379	7,441	19,465	4,438
OTHER INCOME (EXPENSE):
Interest income	7	4	14	8
Interest expense	(347)	(428)	(685)	(825)
Changes in the fair value of contingent earn-out obligations	(27)	(37)	(54)	(67)
Other	37	18	101	69

Other income (expense)	(330)	(443)	(624)	(815)

INCOME BEFORE INCOME TAXES	14,049	6,998	18,841	3,623
INCOME TAX EXPENSE	5,735	3,049	7,778	2,105

INCOME FROM CONTINUING OPERATIONS	8,314	3,949	11,063	1,518
Income (loss) from discontinued operations, net of income tax expense (benefit) of $—, $122, $(39) and $(40)	—	98	(54)	(139)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	8,314	4,047	11,009	1,379
Less: Net income (loss) attributable to noncontrolling interests	552	(421)	715	(2,060)

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$7,762	$4,468	$10,294	$3,439

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.21	$0.12	$0.28	$0.09
Income from discontinued operations	—	—	—	—

Net income	$0.21	$0.12	$0.28	$0.09

Diluted—
Income from continuing operations	$0.21	$0.12	$0.28	$0.09
Income from discontinued operations	—	—	—	—

Net income	$0.21	$0.12	$0.28	$0.09

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,190	37,166	37,128	37,111

Diluted	37,365	37,247	37,349	37,232

DIVIDENDS PER SHARE	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	41,123,365	$411	(3,714,506)	$(39,437)	$323,608	$(19,991)	$18,515	$283,106
Net income (loss)	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	56
Stock-based compensation	—	—	—	—	2,797	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income (unaudited)	—	—	—	—	—	10,294	715	11,009
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	45,568	484	(129)	—	—	355
Issuance of restricted stock (unaudited)	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(44,384)	(622)	—	—	—	(622)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	172	—	—	172
Forfeiture of unvested restricted stock (unaudited)	—	—	(469)	(5)	5	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	2,308	—	—	2,308
Dividends (unaudited)	—	—	—	—	(1,862)	(1,857)	—	(3,719)
Share repurchase (unaudited)	—	—	(49,963)	(655)	—	—	—	(655)

BALANCE AT JUNE 30, 2013 (unaudited)	41,123,365	$411	(3,806,172)	$(40,509)	$316,727	$1,909	$17,616	$296,154

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$8,314	$4,047	$11,009	$1,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,740	2,066	3,669	4,146
Depreciation expense	2,799	2,946	5,645	6,003
Bad debt expense	(471)	1,745	(318)	2,486
Deferred tax expense (benefit)	1,598	676	476	(845)
Amortization of debt financing costs	58	58	115	115
Gain on sale of assets	(111)	(239)	(250)	(455)
Changes in the fair value of contingent earn-out obligations	27	37	54	67
Stock-based compensation expense	1,793	1,067	2,720	1,644
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(18,928)	(19,001)	(30,920)	(19,906)
Inventories	(50)	436	(13)	368
Prepaid expenses and other current assets	(83)	1,434	111	579
Costs and estimated earnings in excess of billings	4,528	3,170	(3,110)	(3,239)
Other noncurrent assets	127	135	249	(1,942)
Increase (decrease) in—
Accounts payable and accrued liabilities	4,595	4,649	4,742	(5,700)
Billings in excess of costs and estimated earnings	799	3,269	2,269	1,648
Other long-term liabilities	(35)	298	(99)	629

Net cash provided by (used in) operating activities	6,700	6,793	(3,651)	(13,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,029)	(4,494)	(7,237)	(6,588)
Proceeds from sales of property and equipment	325	342	502	762
Proceeds from businesses sold	—	39	43	78
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	—	(12,213)	—	(12,228)

Net cash used in investing activities	(3,704)	(16,326)	(6,692)	(17,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	—	18,000	—	18,000
Payments on other long-term debt	(2,000)	(4,000)	(2,000)	(4,100)
Debt financing costs	(552)	—	(552)	—
Payments of dividends to shareholders	(1,913)	(1,929)	(3,766)	(3,782)
Share repurchase program	(510)	(912)	(655)	(912)
Shares received in lieu of tax withholding	(622)	(543)	(622)	(543)
Excess tax benefit of stock-based compensation	243	(145)	243	(126)
Proceeds from exercise of options	269	—	284	36

Net cash provided by (used in) financing activities	(5,085)	10,471	(7,068)	8,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,089)	938	(17,411)	(22,426)

CASH AND CASH EQUIVALENTS, beginning of period	25,435	27,873	40,757	51,237

CASH AND CASH EQUIVALENTS, end of period	$23,346	$28,811	$23,346	$28,811

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 44% of our consolidated 2013 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 56% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2013 revenue: HVAC 75%, plumbing 15%, building automation control systems 6% and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

June 30, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest	$509	$617	$520	$664
Income taxes for continuing operations	2,525	222	3,123	1,529
Income taxes for discontinued operations	—	—	—	5

Total	$3,034	$839	$3,643	$2,198

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

June 30, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the six months ended June 30, 2013 our tax expense is $7.8 million with an effective tax rate of 41.3% as compared to tax expense of $2.1 million with an effective tax rate of 58.1% for the six months ended June 30, 2012. The effective rate for 2013 is higher than the federal statutory rate primarily due to the impact of the variability of rates and results among local jurisdictions. The effective tax rate in 2012 was higher than the federal statutory rate primarily due to the impact of increases in tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$23,346	$23,346	$—	$—
Life insurance—cash surrender value	$2,587	$—	$2,587	$—
Contingent earn-out obligations	$2,020	$—	$—	$2,020

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 39 employees with a combined face value of $40.5 million. The policy is invested in mutual funds and the fair value measurement is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.6 million as of June 30, 2013 and $2.5 million as of December 31, 2012, respectively. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

Balance at beginning of year	$1,966
Issuances	—
Settlements	—
Adjustments to fair value	54

Balance at end of period	$2,020

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

4. Acquisitions

        No acquisitions were completed in the first six months of 2013. We completed one acquisition in the first quarter and one in the second quarter of 2012. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended June 30, 2013. The after tax loss for the six months ended June 30, 2013 was $0.1 million. The after tax income for the three months ended June 30, 2012 was $0.1 million while the after tax loss for the six months ended June 30, 2012 was $0.1 million. These results have been recorded in discontinued operations under "Income (loss) from discontinued operations, net of income tax expense (benefit)".

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$49	$1,578	$22	$4,086
Pre-tax income (loss)	$—	$220	$(93)	$(179)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of year	$114,588	$107,093
Additions	—	7,495

Balance at end of period	$114,588	$114,588

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		June 30, 2013		December 31, 2012
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$40,404	$(18,287)	$40,404	$(15,579)
Backlog	1 - 2	6,515	(6,515)	6,515	(6,375)
Noncompete agreements	2 - 7	2,890	(2,538)	2,890	(2,380)
Tradenames	2 - 25	23,695	(5,318)	23,695	(4,655)

Total		$73,504	$(32,658)	$73,504	$(28,989)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
Other debt	2,400	2,400
Notes to former owners	3,000	5,000

Total debt	5,400	7,400
Less—current portion	(300)	(300)

Total long-term portion of debt	$5,100	$7,100

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, now expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2013, we had no outstanding borrowings, $53.2 million in letters of credit outstanding and $121.8 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

        We estimate that the weighted average interest rate applicable to borrowings under the Facility would be approximately 1.7% as of June 30, 2013.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20% to 0.35% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end.

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of June 30, 2013 was 0.09.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2013 was 21.37.

        Other Restrictions—The Facility permits acquisitions of up to $20.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $50.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of June 30, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $3.0 million as of June 30, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014. In July 2013, we paid $1.0 million of this outstanding balance.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of June 30, 2013 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of June 30, 2013 was approximately 0.30%. In July 2013, we paid the outstanding balance of $2.4 million.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of June 30, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of June 30, 2013.

8. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

8. Commitments and Contingencies (Continued)

counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results or financial condition, after giving effect to provisions already recorded.

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

June 30, 2013

(Unaudited)

9. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock and restricted stock units.

        There were approximately 0.3 million and 1.0 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended June 30, 2013 and 2012, respectively. There were approximately 0.4 million and 1.0 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2013 and 2012, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common shares outstanding, end of period(a)	37,257	37,163	37,257	37,163
Effect of using weighted average common shares outstanding	(67)	3	(129)	(52)

Shares used in computing earnings per share—basic	37,190	37,166	37,128	37,111
Effect of shares issuable under stock option plans based on the treasury stock method	121	81	107	92
Effect of contingently issuable restricted shares	54	—	114	29

Shares used in computing earnings per share—diluted	37,365	37,247	37,349	37,232

(a)
Excludes 0.1 million and 0.2 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2013 and 2012, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the six months ended June 30, 2013 at an average price of $13.11 per share. Since the inception of the program in 2007 and as of June 30, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.95 per share.

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

  Nature and Economics of Our Business

        Approximately 84% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $431,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of June 30, 2013, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,011	$360.8
$1 million - $5 million	288	660.0
$5 million - $10 million	64	432.0
$10 million - $15 million	14	170.9
Greater than $15 million	10	266.1

Total	4,387	$1,889.8

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

        Most of our operations compete on a local or regional basis. Attracting and retaining effective operating unit managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers and other market participants such as architects and consulting engineers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating unit management quality, stability and contingency planning, including related considerations of compensation, and non-competition protection where applicable.

  Economic and Industry Factors

        As an HVAC and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics and the general fiscal condition of federal, state and local governments.

        Spending decisions for building construction, renovation and system replacement are generally made on a project basis, usually with some degree of discretion as to when and if projects proceed. With larger amounts of capital, time and discretion involved, spending decisions are affected to a significant degree by uncertainty, particularly concerns about economic and financial conditions and trends. We have experienced periods of time when economic weakness caused a significant slowdown in decisions to proceed with installation and replacement project work.

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012, which have continued in 2013. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until July 2018. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last fourteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2013 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Accounting for Allowance for Doubtful Accounts

        We are required to estimate the collectability of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe it is probable we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of our customers, prior collection history with our customers, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to the contract. These estimates are evaluated and adjusted as needed when additional information is received.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Revenue	$351,053	100.0%	$353,172	100.0%	$676,943	100.0%	$680,074	100.0%
Cost of services	291,086	82.9%	299,076	84.7%	565,509	83.5%	583,047	85.7%

Gross profit	59,967	17.1%	54,096	15.3%	111,434	16.5%	97,027	14.3%
Selling, general and administrative expenses	45,699	13.0%	46,877	13.3%	92,219	13.6%	92,928	13.7%
Gain on sale of assets	(111)	—	(222)	(0.1)%	(250)	—	(339)	—

Operating income	14,379	4.1%	7,441	2.1%	19,465	2.9%	4,438	0.7%
Interest income	7	—	4	—	14	—	8	—
Interest expense	(347)	(0.1)%	(428)	(0.1)%	(685)	(0.1)%	(825)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(27)	—	(37)	—	(54)	—	(67)	—
Other income (expense)	37	—	18	—	101	—	69	—

Income before income taxes	14,049	4.0%	6,998	2.0%	18,841	2.8%	3,623	0.5%
Income tax expense	5,735		3,049		7,778		2,105

Income from continuing operations	8,314		3,949		11,063		1,518
Income (loss) from discontinued operations, net of tax	—		98		(54)		(139)

Net income including noncontrolling interests	8,314	2.4%	4,047	1.1%	11,009	1.6%	1,379	0.2%
Less: Net income (loss) attributable to noncontrolling interests	552		(421)		715		(2,060)

Net income attributable to Comfort Systems USA, Inc.	$7,762		$4,468		$10,294		$3,439

        We had 37 operating locations as of December 31, 2012. During the first quarter of 2013, we consolidated one company into other operations. As of June 30, 2013, we had 36 operating locations.

        Revenue—Revenue decreased $2.1 million, or 0.6%, to $351.1 million for the second quarter of 2013 compared to the same period in 2012. The decrease is primarily due to our large operation headquartered in Virginia ($26.9 million) which had a fast-paced large data center project in the first six months of 2012. This decrease was partially offset by our EAS operation ($21.8 million) which performed a significant amount of project work during the current quarter.

        Revenue decreased $3.1 million, or 0.5%, to $676.9 million for the first six months of 2013 compared to the same period in 2012. The decrease is primarily due to our large operation headquartered in Virginia ($48.0 million) which had a fast-paced large data center project in the first six months of 2012. This decrease was partially offset by our EAS operation ($30.4 million) which performed a significant amount of project work during the first six months of 2013.

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

        Backlog as of June 30, 2013 was $590.3 million, a 6.5% decrease from March 31, 2013 backlog of $631.1 million, and a 4.4% decrease from June 30, 2012 backlog of $617.2 million. Sequential backlog decreased primarily due to our EAS operation ($27.9 million) which performed a significant amount of project work during the current quarter. Our year-over-year backlog decreased primarily due to one of our Tennessee operations ($19.3 million) which has experienced lower project bookings in the current year.

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

        Gross Profit—Gross profit increased $5.9 million, or 10.9%, to $60.0 million for the second quarter of 2013 as compared to the same period in 2012. The increase in gross profit was primarily due to improved profitability in 2013 at our EAS operation (approximately $2.5 million) and job underperformance at our Maryland operations in 2012 (approximately $1.7 million). As a percentage of revenue, gross profit increased from 15.3% in 2012 to 17.1% in 2013 primarily due to the factors discussed above. In addition, the gross profit percentage increased due to improved profitability at our large operation headquartered in Virginia despite lower revenues.

        Gross profit increased $14.4 million, or 14.8%, to $111.4 million for the first six months of 2013 as compared to the same period in 2012. The increase in gross profit was primarily due to improved profitability in 2013 at our EAS operation (approximately $4.9 million) and job underperformance at our Maryland operations in 2012 (approximately $2.8 million). As a percentage of revenue, gross profit increased from 14.3% in 2012 to 16.5% in 2013 primarily due to the factors discussed above. In addition, the gross profit percentage increased due to improved profitability at our large operation headquartered in Virginia despite lower revenues, and included a claim settled during the first quarter of 2013 with the general contractor on a large data center project that had been accelerated by the owner on which we recognized approximately $1.6 million of additional gross profit during the current year.

        Selling, General and Administrative Expenses ("SG&A")—SG&A decreased $1.2 million, or 2.5%, to $45.7 million for the second quarter of 2013 as compared to the same period in 2012. Excluding amortization expense, SG&A decreased $1.1 million, or 2.4%. This decrease is primarily due to a decrease in bad debt expense ($2.2 million) as a result of a receivable settlement in the current quarter for a gain of $0.8 million, and higher than normal expense in the prior year due to specific collectability concerns on a couple of projects. This decrease was partially offset by higher compensation accruals ($1.3 million) as a result of improved operating results. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A decreased from 13.3% in 2012 to 13.0% in 2013 primarily due to the factors discussed above.

        SG&A decreased $0.7 million, or 0.8%, to $92.2 million for the first six months of 2013 as compared to 2012. Excluding amortization expense, SG&A decreased $0.5 million, or 0.6%. This decrease is primarily due to a decrease in bad debt expense ($2.8 million) as a result of a receivable settlement in the current quarter for a gain of $0.8 million, and higher than normal expense in the prior year due to specific collectability concerns on a couple of projects. This decrease was partially offset by higher compensation accruals ($0.7 million) as a result of improved operating results. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A decreased from 13.7% in 2012 to 13.6% in 2013 primarily due to the factors discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
SG&A	$45,699	$46,877	$92,219	$92,928
Less: Amortization expense	(1,740)	(1,856)	(3,529)	(3,740)

SG&A, excluding amortization expense	$43,959	$45,021	$88,690	$89,188

        Income Tax Expense—For the six months ended June 30, 2013 our tax expense is $7.8 million with an effective tax rate of 41.3% as compared to tax expense of $2.1 million with an effective tax rate of 58.1% for the six months ended June 30, 2012. The effective rate for 2013 is higher than the federal statutory rate primarily due to the impact of the variability of rates and results among local jurisdictions. The effective tax rate in 2012 was higher than the federal statutory rate primarily due to the impact of increases in tax reserves. Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our annual effective tax rate for 2013 will be between 38% and 42%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended June 30, 2013. The after tax loss for the six months ended June 30, 2013 was $0.1 million. The after tax income for the three months ended June 30, 2012 was $0.1 million while the after tax loss for the six months ended June 30, 2012 was $0.1 million. These results have been recorded in discontinued operations under "Income (loss) from discontinued operations, net of income tax expense (benefit)".

  Outlook

        Weakness in the environment for nonresidential construction activity has persisted in 2013, and nonresidential construction activity has remained at subdued levels similar to recent years. We expect underlying weakness to continue to impact revenues for the remainder of 2013. Our backlog is lower than we have experienced in the past, although it is still at solid levels in light of industry conditions and we believe that overall our booked work and prospects are stable. Our primary emphasis for the remainder of 2013 will be on execution, including a focus on cost discipline and efficient project and service performance. Based on our backlog, and in light of weak economic conditions for our industry, we expect that revenues will continue at the lower levels that we have experienced in recent years while we expect that 2013 profitability will be somewhat improved from the levels that we experienced in 2012.

Liquidity and Capital Resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash provided by (used in):
Operating activities	$6,700	$6,793	$(3,651)	$(13,023)
Investing activities	(3,704)	(16,326)	(6,692)	(17,976)
Financing activities	(5,085)	10,471	(7,068)	8,573

Net increase (decrease) in cash and cash equivalents	$(2,089)	$938	$(17,411)	$(22,426)

Free cash flow:
Cash provided by (used in) operating activities	$6,700	$6,793	$(3,651)	$(13,023)
Purchases of property and equipment	(4,029)	(4,494)	(7,237)	(6,588)
Proceeds from sales of property and equipment	325	342	502	762

Free cash flow	$2,996	$2,641	$(10,386)	$(18,849)

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

        Cash Provided by (Used in) Operating Activities—Cash provided by operating activities during the second quarter of 2013 was $6.7 million compared with $6.8 million during 2012. The $0.1 million decrease in cash provided by operations is primarily due to increased investment in working capital offset by improved profitability in 2013 compared to 2012.

        Cash used in operating activities during the first six months of 2013 was $3.7 million compared with $13.0 million of cash used in operating activities during 2012. The $9.4 million decrease in cash used in operations primarily relates to higher profitability in 2013 compared to 2012.

        Cash Used in Investing Activities—During the second quarter of 2013, cash used in investing activities was $3.7 million compared with the second quarter of 2012 at $16.3 million. The $12.6 million decrease in cash used primarily relates to cash paid for acquisitions in 2012.

        Cash used in investing activities was $6.7 million for the first six months of 2013 compared to $18.0 million during 2012. The $11.3 million decrease in cash used primarily relates to cash paid for acquisitions in 2012.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $5.1 million for the second quarter of 2013 compared to cash provided by financing activities of $10.5 million during 2012. The most significant item affecting the comparison of our financing cash flows for these periods primarily relates to borrowings on the revolving line of credit in 2012 with no outstanding borrowings in 2013.

        Cash used in financing activities was $7.1 million for the first six months of 2013 compared to cash provided by financing activities of $8.6 million during 2012. The $15.6 million decrease in cash provided by financing activities primarily relates to borrowings on the revolving line of credit in 2012 with no outstanding borrowings in 2013.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the six months ended June 30, 2013. Since the inception of the program in 2007 and as of June 30, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.95 per share.

  Debt

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, now expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of June 30, 2013, we had no outstanding borrowings, $53.2 million in letters of credit outstanding and $121.8 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

        We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.7% as of June 30, 2013.

        We have used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20% to 0.35% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end.

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of June 30, 2013 was 0.09.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2013 was 21.37.

        Other Restrictions—The Facility permits acquisitions of up to $20.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $50.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

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

        We are in compliance with all of our financial covenants as of June 30, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $3.0 million as of June 30, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014. In July 2013, we paid $1.0 million of this outstanding balance.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. The outstanding balance as of June 30, 2013 was $2.4 million, of which $0.3 million is current. The weighted average interest rate on this variable rate debt as of June 30, 2013 was approximately 0.30%. In July 2013, we paid the outstanding balance of $2.4 million.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of June 30, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of June 30, 2013.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of June 30, 2013 (in thousands):

	Twelve Months Ended June 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Notes to former owners	$—	$3,000	$—	$—	$—	$—	$3,000
Other debt	300	300	300	300	300	900	2,400
Interest payable	74	22	1	1	1	3	102
Operating lease obligations	10,232	8,368	6,942	5,478	4,699	7,336	43,055

Total	$10,606	$11,690	$7,243	$5,779	$5,000	$8,239	$48,557

        As of June 30, 2013, we have $53.2 million in letter of credit commitments, of which $36.4 million will expire in 2013 and $16.8 million will expire in 2014. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2013, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        In July 2013, we paid $1.0 million in notes to former owners leaving an outstanding balance of $2.0 million. Also in July 2013, we paid the outstanding balance of $2.4 million associated with other debt related to an industrial revenue bond.

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

        We have limited exposure to changes in interest rates under our revolving credit facility, the industrial revenue bond and the EAS credit line. We have a debt facility under which we may borrow additional funds in the future. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2013:

	Twelve Months Ended June 30,
	2014	2015	2016	2017	2018	Thereafter	Fair Value
Fixed Rate Debt	$—	$3,000	$—	$—	$—	$—	$3,000
Average Interest Rate	—	3.3%	—	—	—	—	3.3%
Variable Rate Debt	$300	$300	$300	$300	$300	$900	$2,400

        The weighted average interest rate on the variable rate debt as of June 30, 2013 was approximately 0.30%.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares during the six months ended June 30, 2013. Since the inception of the program in 2007 and as of June 30, 2013, we have repurchased a cumulative total of 5.9 million shares at an average price of $10.95 per share.

        During the quarter ended June 30, 2013, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	29,181	$13.34	5,932,554	667,983
May 1 - May 31	9,082	$13.30	5,941,636	658,901
June 1 - June 30	—	$—	5,941,636	658,901

	38,263	$13.33	5,941,636	658,901

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

        During the three months ended June 30, 2013, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
April 1 - April 30	44,079	$13.84
May 1 - May 31	—	$—
June 1 - June 30	305	$14.33

	44,384	$13.84

Item 6.    Exhibits

10.1	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
July 31, 2013	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
July 31, 2013	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
July 31, 2013	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer