Form 10-Q
period 2013-09-30
COMFORT SYSTEMS USA INC
filed 2013-10-30
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        The number of shares outstanding of the issuer's common stock as of October 23, 2013 was 37,355,508 (excluding treasury shares of 3,767,857).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,305	$40,757
Accounts receivable, less allowance for doubtful accounts of $4,398 and $6,333, respectively	270,612	256,959
Other receivables	7,947	12,376
Inventories	9,336	9,638
Prepaid expenses and other	25,529	25,037
Costs and estimated earnings in excess of billings	30,200	26,204
Assets related to discontinued operations	297	1,582

Total current assets	389,226	372,553
PROPERTY AND EQUIPMENT, NET	44,943	41,416
GOODWILL	114,588	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	39,107	44,515
OTHER NONCURRENT ASSETS	6,590	7,682

Total assets	$594,454	$580,754

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$300
Current maturities of notes to former owners	2,000	—
Accounts payable	95,667	100,641
Accrued compensation and benefits	44,185	36,892
Billings in excess of costs and estimated earnings	62,566	73,814
Accrued self-insurance expense	29,930	29,096
Other current liabilities	32,213	27,077
Liabilities related to discontinued operations	88	767

Total current liabilities	266,649	268,587
LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,000	2,100
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	—	5,000
DEFERRED INCOME TAX LIABILITIES	8,596	7,954
OTHER LONG-TERM LIABILITIES	7,996	9,807

Total liabilities	288,241	293,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,767,857 and 3,879,299 shares, respectively	(40,461)	(41,012)
Additional paid-in capital	317,184	317,534
Retained earnings (deficit)	11,230	(6,528)

Comfort Systems USA, Inc. stockholders' equity	288,364	270,405
Noncontrolling interests	17,849	16,901

Total stockholders' equity	306,213	287,306

Total liabilities and stockholders' equity	$594,454	$580,754

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$349,989	$335,241	$1,026,932	$1,015,315
COST OF SERVICES	282,968	279,720	848,477	862,767

Gross profit	67,021	55,521	178,455	152,548
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	49,404	45,853	141,623	138,781
GAIN ON SALE OF ASSETS	(117)	(99)	(367)	(438)

Operating income	17,734	9,767	37,199	14,205
OTHER INCOME (EXPENSE):
Interest income	5	13	19	21
Interest expense	(347)	(406)	(1,032)	(1,231)
Changes in the fair value of contingent earn-out obligations	750	(38)	696	(105)
Other	83	13	184	82

Other income (expense)	491	(418)	(133)	(1,233)

INCOME BEFORE INCOME TAXES	18,225	9,349	37,066	12,972
INCOME TAX EXPENSE	6,588	3,926	14,366	6,031

INCOME FROM CONTINUING OPERATIONS	11,637	5,423	22,700	6,941
Loss from discontinued operations, net of income tax expense (benefit) of $(18), $77, $(57) and $37	(25)	(98)	(79)	(237)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	11,612	5,325	22,621	6,704
Less: Net income (loss) attributable to noncontrolling interests	233	(348)	948	(2,408)

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$11,379	$5,673	$21,673	$9,112

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.31	$0.15	$0.58	$0.25
Loss from discontinued operations	—	—	—	—

Net income	$0.31	$0.15	$0.58	$0.25

Diluted—
Income from continuing operations	$0.30	$0.15	$0.58	$0.25
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.30	$0.15	$0.58	$0.24

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,293	37,155	37,184	37,126

Diluted	37,631	37,332	37,444	37,265

DIVIDENDS PER SHARE	$0.055	$0.05	$0.155	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	41,123,365	$411	(3,714,506)	$(39,437)	$323,608	$(19,991)	$18,515	$283,106
Net income (loss)	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	56
Stock-based compensation	—	—	—	—	2,797	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income (unaudited)	—	—	—	—	—	21,673	948	22,621
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	159,461	1,701	(29)	—	—	1,672
Issuance of restricted stock (unaudited)	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(44,384)	(614)	—	—	—	(614)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	172	—	—	172
Forfeiture of unvested restricted stock (unaudited)	—	—	(469)	(5)	5	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	2,665	—	—	2,665
Dividends (unaudited)	—	—	—	—	(1,862)	(3,915)	—	(5,777)
Share repurchase (unaudited)	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT SEPTEMBER 30, 2013 (unaudited)	41,123,365	$411	(3,767,857)	$(40,461)	$317,184	$11,230	$17,849	$306,213

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$11,612	$5,325	$22,621	$6,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,739	2,411	5,408	6,557
Depreciation expense	2,866	2,921	8,511	8,924
Bad debt expense	(60)	(18)	(378)	2,468
Deferred tax expense (benefit)	692	641	1,168	(204)
Amortization of debt financing costs	65	57	180	172
Gain on sale of assets	(117)	(99)	(367)	(554)
Changes in the fair value of contingent earn-out obligations	(750)	38	(696)	105
Stock-based compensation expense	523	462	3,243	2,106
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	23,944	16,019	(6,976)	(3,887)
Inventories	315	557	302	925
Prepaid expenses and other current assets	(122)	158	(11)	737
Costs and estimated earnings in excess of billings	(886)	558	(3,996)	(2,681)
Other noncurrent assets	(186)	(593)	63	(2,535)
Increase (decrease) in—
Accounts payable and accrued liabilities	671	(9,178)	5,413	(14,878)
Billings in excess of costs and estimated earnings	(13,517)	(2,888)	(11,248)	(1,240)
Other long-term liabilities	644	84	545	713

Net cash provided by operating activities	27,433	16,455	23,782	3,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,234)	(2,817)	(12,471)	(9,405)
Proceeds from sales of property and equipment	64	205	566	967
Proceeds from businesses sold	—	43	43	121
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	—	(428)	—	(12,656)

Net cash used in investing activities	(5,170)	(2,997)	(11,862)	(20,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	5,000	(4,000)	5,000	14,000
Payments on other long-term debt	(3,400)	(300)	(5,400)	(4,400)
Debt financing costs	—	—	(552)	—
Payments of dividends to shareholders	(2,052)	(1,859)	(5,818)	(5,641)
Share repurchase program	(1,177)	(512)	(1,832)	(1,424)
Shares received in lieu of tax withholding	8	8	(614)	(535)
Excess tax benefit of stock-based compensation	(17)	25	226	(101)
Proceeds from exercise of options	1,334	34	1,618	70

Net cash provided by (used in) financing activities	(304)	(6,604)	(7,372)	1,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,959	6,854	4,548	(15,572)

CASH AND CASH EQUIVALENTS, beginning of period	23,346	28,811	40,757	51,237

CASH AND CASH EQUIVALENTS, end of period	$45,305	$35,665	$45,305	$35,665

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 43% of our consolidated 2013 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 57% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2013 revenue: HVAC 75%, plumbing 15%, building automation control systems 6% and other 4%. These service activities are within the mechanical services industry which is the single industry segment we serve.

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

September 30, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest	$269	$320	$789	$984
Income taxes for continuing operations	1,928	1,578	5,051	3,107
Income taxes for discontinued operations	—	—	—	5

Total	$2,197	$1,898	$5,840	$4,096

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

September 30, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the nine months ended September 30, 2013 our tax expense is $14.4 million with an effective tax rate of 38.8% as compared to tax expense of $6.0 million with an effective tax rate of 46.5% for the nine months ended September 30, 2012. The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.8%). The effective rate for 2012 is higher than the federal statutory rate of 35.0% primarily due to the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.4%), state income taxes (3.2%) and an increase in tax reserves (3.1%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

  Accounting Adjustment

        The accompanying financial statements for the nine months ended September 30, 2013 include the correction of prior period accounting errors which resulted in additional net after-tax income in the period of approximately $1.3 million. We determined that the errors primarily impacted years prior to 2010. These corrections are reflected on a pretax basis in revenue, cost of sales and selling, general, and administrative expenses, which include $3.3 million, $0.8 million and $0.3 million, respectively.

        We have considered the guidance found in ASC 250-10 and ASC 270-10 (SEC Staff Accounting Bulletin No. 99, Materiality, Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. ASC 250 requires that corrections of errors be recorded by restatement of prior periods if the error is material. We quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to our estimate of earnings for the year ended December 31, 2013, and any of our previously issued financial statements. This conclusion is based on current internal forecasts of operating results for the year ended December 31, 2013 as well as actual

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

operating results for the years ended December 31, 2012 and 2011. Actual results for the year ended December 31, 2013 could differ from those forecasted and result in a different conclusion.

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

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45,305	$45,305	$—	$—
Life insurance—cash surrender value	$2,753	$—	$2,753	$—
Contingent earn-out obligations	$1,270	$—	$—	$1,270

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 40 employees with a combined face value of $40.7 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.8 million as of September 30, 2013 and $2.5 million as of December 31, 2012. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

        The valuation of our contingent earn-out obligations is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

3. Fair Value Measurements (Continued)

contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$1,966
Issuances	—
Settlements	—
Adjustments to fair value	(696)

Balance at end of period	$1,270

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        No acquisitions were completed in the first nine months of 2013. We completed one acquisition in the first quarter and two in the second quarter of 2012. These acquisitions were not material, individually or in the aggregate, and were "tucked-in" with existing operations. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss for the three months ended September 30, 2013 was less than $0.1 million, while the after tax loss for the three months ended September 30, 2012 was $0.1 million. The after tax loss for the nine months ended September 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax expense (benefit)".

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$299	$22	$4,385
Pre-tax loss	$(43)	$(21)	$(136)	$(200)

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2013	December 31, 2012
Balance at beginning of year	$114,588	$107,093
Additions	—	7,495

Balance at end of period	$114,588	$114,588

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		September 30, 2013		December 31, 2012
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$40,404	$(19,639)	$40,404	$(15,579)
Backlog	1 - 2	6,515	(6,515)	6,515	(6,375)
Noncompete agreements	2 - 7	2,890	(2,594)	2,890	(2,380)
Tradenames	2 - 25	23,695	(5,649)	23,695	(4,655)

Total		$73,504	$(34,397)	$73,504	$(28,989)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility	$5,000	$—
Other debt	—	2,400
Notes to former owners	2,000	5,000

Total debt	7,000	7,400
Less—current portion	(2,000)	(300)

Total long-term portion of debt	$5,000	$7,100

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2013, we had $5.0 million of outstanding borrowings, $50.7 million in letters of credit outstanding and $119.3 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of September 30, 2013.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of September 30, 2013 was 0.10.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

7. Long-Term Debt Obligations (Continued)

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2013 was 11.14.

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

        We are in compliance with all of our financial covenants as of September 30, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of September 30, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. In July 2013, we paid the outstanding balance of $2.4 million. The weighted average interest rate on this variable rate debt as of the last day outstanding was approximately 0.21%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of September 30, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of September 30, 2013.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

8. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows or financial condition, after giving effect to provisions already recorded.

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

September 30, 2013

(Unaudited)

9. Stockholders' Equity

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock and restricted stock units.

        There were no anti-dilutive stock options for the three and nine months ended September 30, 2013. There were approximately 1.0 million of anti-dilutive stock options excluded from the calculation of diluted EPS for both the three and nine months ended September 30, 2012.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common shares outstanding, end of period(a)	37,296	37,125	37,296	37,125
Effect of using weighted average common shares outstanding	(3)	30	(112)	1

Shares used in computing earnings per share—basic	37,293	37,155	37,184	37,126
Effect of shares issuable under stock option plans based on the treasury stock method	245	90	153	91
Effect of contingently issuable restricted shares	93	87	107	48

Shares used in computing earnings per share—diluted	37,631	37,332	37,444	37,265

(a)
Excludes 0.1 million and 0.2 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2013 and 2012, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2013 at an average price of $14.59 per share. Since the inception of the program in 2007 and as of September 30, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

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

  Nature and Economics of Our Business

        Approximately 83% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $427,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of September 30, 2013, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,027	$369.0
$1 million - $5 million	302	702.8
$5 million - $10 million	59	398.1
$10 million - $15 million	16	192.5
Greater than $15 million	9	221.8

Total	4,413	$1,884.2

        In addition to project work, approximately 17% of our revenue represents maintenance and repair service on already-installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012, and 2013 activity levels have been stable compared to recent years. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

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

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2013 will be on execution and on preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service growth and performance.

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

        Employee Medical—We have two medical plans. The deductible for employee group health claims is $325,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Revenue	$349,989	100.0%	$335,241	100.0%	$1,026,932	100.0%	$1,015,315	100.0%
Cost of services	282,968	80.9%	279,720	83.4%	848,477	82.6%	862,767	85.0%

Gross profit	67,021	19.1%	55,521	16.6%	178,455	17.4%	152,548	15.0%
Selling, general and administrative expenses	49,404	14.1%	45,853	13.7%	141,623	13.8%	138,781	13.7%
Gain on sale of assets	(117)	—	(99)	—	(367)	—	(438)	—

Operating income	17,734	5.1%	9,767	2.9%	37,199	3.6%	14,205	1.4%
Interest income	5	—	13	—	19	—	21	—
Interest expense	(347)	(0.1)%	(406)	(0.1)%	(1,032)	(0.1)%	(1,231)	(0.1)%
Changes in the fair value of contingent earn-out obligations	750	0.2%	(38)	—	696	0.1%	(105)	—
Other income (expense)	83	—	13	—	184	—	82	—

Income before income taxes	18,225	5.2%	9,349	2.8%	37,066	3.6%	12,972	1.3%
Income tax expense	6,588		3,926		14,366		6,031

Income from continuing operations	11,637		5,423		22,700		6,941
Loss from discontinued operations, net of tax	(25)		(98)		(79)		(237)

Net income including noncontrolling interests	11,612	3.3%	5,325	1.6%	22,621	2.2%	6,704	0.7%
Less: Net income (loss) attributable to noncontrolling interests	233	0.1%	(348)	(0.1)%	948	0.1%	(2,408)	(0.2)%

Net income attributable to Comfort Systems USA, Inc.	$11,379		$5,673		$21,673		$9,112

        We had 37 operating locations as of December 31, 2012. During the first quarter of 2013, we consolidated one company into other operations. As of September 30, 2013, we had 36 operating locations.

        Revenue—Revenue increased $14.7 million, or 4.4%, to $350.0 million for the third quarter of 2013 compared to the same period in 2012. The increase is primarily due to our Arizona operation ($12.5 million) and our EAS operation ($9.7 million) which performed a significant amount of project work during the current quarter. This increase was partially offset by lower revenue in one of our Virginia operations ($5.5 million) and one of our Maryland operations ($3.7 million) as a result of fewer projects in progress in the current quarter compared to the same period in 2012.

        Revenue increased $11.6 million, or 1.1%, to $1,026.9 million for the first nine months of 2013 compared to the same period in 2012. The increase is primarily due to our EAS operation ($40.1 million) and our Arizona operation ($19.5 million) which performed a significant amount of project work during the first nine months of 2013. This increase was partially offset by lower revenue in our large operation headquartered in Virginia ($50.9 million), which had a fast-paced, large data center project in the first six months of 2012 which did not reoccur in 2013 due to its completion in the prior year.

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

        Backlog as of September 30, 2013 was $570.9 million, a 3.3% decrease from June 30, 2013 backlog of $590.3 million, and an 8.3% decrease from September 30, 2012 backlog of $622.8 million. Sequential backlog decreased primarily due to our Arizona operation ($13.9 million) which performed a significant amount of project work during the current quarter. The decrease was also impacted by our California operation ($9.7 million) which experienced lower project bookings in the current quarter. Our year-over-year backlog decreased primarily due to our California operation ($17.9 million), our large operation headquartered in Virginia ($14.9 million) and one of our Florida operations ($10.3 million) which have experienced lower project bookings in the current year. In addition, a decrease at our Arizona operation ($10.4 million) was due to the performance of a significant amount of project work during the current year.

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

        Gross Profit—Gross profit increased $11.5 million, or 20.7%, to $67.0 million for the third quarter of 2013 as compared to the same period in 2012. The increase in gross profit was primarily due to improved market conditions which resulted in an increase in volumes at our Arizona operation (approximately $2.3 million) as well as at our EAS operation (approximately $0.9 million) and, despite lower revenues, our large operation headquartered in Virginia had improved profitability (approximately $1.9 million). In addition, gross profit increased approximately $2.5 million due to a prior period accounting adjustment. These corrections are reflected on a pretax basis in revenue and costs of sales, which include $3.3 million and $0.8 million, respectively. These accounting adjustments are described in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. As a percentage of revenue, gross profit increased from 16.6% in 2012 to 19.1% in 2013 primarily due to the factors discussed above. Excluding the prior period adjustment, our gross profit percentage for the quarter would have been 18.6%.

        Gross profit increased $25.9 million, or 17.0%, to $178.5 million for the first nine months of 2013 as compared to the same period in 2012. The increase in gross profit was primarily due to improved profitability in 2013 at our EAS operation (approximately $5.8 million), improved market conditions which resulted in an increase in volumes at our Arizona operation (approximately $3.9 million), and job underperformance at one of our Maryland operations in 2012 (approximately $3.6 million). Also, gross profit increased approximately $2.5 million due to a prior period accounting adjustment. These corrections are reflected on a pretax basis in revenue and costs of sales, which include $3.3 million and $0.8 million, respectively. These accounting adjustments are described in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. As a percentage of revenue, gross profit increased from 15.0% in 2012 to 17.4% in 2013 primarily due to the factors discussed above. In addition, the gross profit percentage increased due to improved profitability at our large operation headquartered in Virginia despite lower revenues, and included a claim settled during the first quarter of 2013 with the general contractor on a large data center project that had been accelerated by the owner on which we recognized approximately $1.6 million of additional gross profit during the current year.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $3.6 million, or 7.7%, to $49.4 million for the third quarter of 2013 as compared to the same period in 2012. Excluding amortization expense, SG&A increased $3.7 million, or 8.4%. This increase is primarily due to higher compensation accruals ($2.0 million) related to an increase in bonuses payable as a result of improved operating results and higher medical costs ($0.5 million) due to an increase in large dollar claims during the current quarter. In addition, SG&A increased approximately $0.3 million due to a prior period accounting adjustment. These accounting adjustments are described in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Amortization expense decreased $0.1 million, or 7.8%. As a percentage of revenue, SG&A increased from 13.7% in 2012 to 14.1% in 2013 primarily due to the factors discussed above.

        SG&A increased $2.8 million, or 2.0%, to $141.6 million for the first nine months of 2013 as compared to the same period in 2012. Excluding amortization expense, SG&A increased $3.2 million, or 2.4%. This increase is primarily due to higher compensation accruals ($2.7 million) related to an increase in bonuses payable as a result of improved operating results. This increase was partially offset by a decrease in bad debt expense ($2.8 million) as a result of a receivable settlement in the prior quarter for a gain of $0.8 million, and higher than normal bad debt expense in the prior year due to specific collectability concerns at our operations in Maryland and Tennessee which do not represent trends we expect to continue in the future. In addition, SG&A increased approximately $0.3 million due to a prior period accounting adjustment. These accounting adjustments are described in Note 2 to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Amortization expense decreased $0.4 million, or 6.4%. As a percentage of revenue, SG&A increased from 13.7% in 2012 to 13.8% in 2013 primarily due to the factors discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
SG&A	$49,404	$45,853	$141,623	$138,781
Less: Amortization expense	(1,739)	(1,886)	(5,268)	(5,626)

SG&A, excluding amortization expense	$47,665	$43,967	$136,355	$133,155

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations increased $0.8 million for the third quarter of 2013 as compared to the same period in 2012. Based on updated measurements of estimated future cash flows, the fair value of the earnout payments related to the 2010 acquisition of ColonialWebb was higher than what we currently expect to incur. This change in estimate resulted in a $0.8 million reduction of the fair value of the liability.

        Income from changes in the fair value of contingent earn-out obligations increased $0.8 million for the first nine months of 2013 as compared to the same period in 2012. Based on updated measurements of estimated future cash flows, the fair value of the earnout payments related to the 2010 acquisition of ColonialWebb was higher than what we currently expect to incur. This change in estimate resulted in a $0.8 million reduction of the fair value of the liability.

        Income Tax Expense—We perform work throughout the United States in virtually all of the fifty states as well as in Puerto Rico. Our effective tax rate varies based upon our relative profitability, or lack of profitability, in states with varying state tax rates and rules. In addition, discrete events, judgments and legal structures can affect our effective tax rate. These items can include the tax treatment for impairment of goodwill and other intangible assets and changes in fair value of acquisition related assets and liabilities, tax reserves associated with regulatory audits, accounting for losses associated with underperforming operations and the partial ownership of consolidated entities.

        For the nine months ended September 30, 2013 our tax expense is $14.4 million with an effective tax rate of 38.8% as compared to tax expense of $6.0 million with an effective tax rate of 46.5% for the nine months ended September 30, 2012. The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.8%). The effective rate for 2012 is higher than the federal statutory rate of 35.0% primarily due to the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.4%), state income taxes (3.2%) and an increase in tax reserves (3.1%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2013 will be between 38% and 42%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss for the three months ended September 30, 2013 was less than $0.1 million, while the after tax loss for the three months ended September 30, 2012 was $0.1 million. The after tax loss for the nine months ended September 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax expense (benefit)".

        Net Income (Loss) Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $0.6 million to $0.2 million for the third quarter of 2013 as compared to a loss in the same quarter in 2012. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to higher revenues and better absorption of overhead in the current quarter.

        Net income attributable to noncontrolling interests increased $3.4 million to $0.9 million for the first nine months of 2013 as compared to a loss in the same period in 2012. The increase was primarily due to higher earnings in the current year caused by increased revenues and better absorption of overhead. In addition, the increase was also due to job delays and underperformance during 2012.

  Outlook

        Weakness in the environment for nonresidential construction activity has persisted in 2013, and nonresidential construction activity has remained at subdued levels similar to recent years. We expect underlying weakness to continue to impact revenues for the remainder of 2013. Our backlog is lower than we have experienced in the past, although it is still at solid levels in light of industry conditions and we believe that overall our booked work and prospects are stable. Our primary emphasis for the remainder of 2013 will be on execution, including a focus on cost discipline and efficient project and service performance. Based on our backlog, and in light of weak economic conditions for our industry, we expect that revenues will continue at the lower levels that we have experienced in recent years while 2013 profitability will improve from the levels that we experienced in 2012. Based on our backlog and activity levels, we currently anticipate that 2014 revenues and profitability will be comparable to the improved levels of 2013.

Liquidity and Capital Resources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash provided by (used in):
Operating activities	$27,433	$16,455	$23,782	$3,432
Investing activities	(5,170)	(2,997)	(11,862)	(20,973)
Financing activities	(304)	(6,604)	(7,372)	1,969

Net increase (decrease) in cash and cash equivalents	$21,959	$6,854	$4,548	$(15,572)

Free cash flow:
Cash provided by operating activities	$27,433	$16,455	$23,782	$3,432
Purchases of property and equipment	(5,234)	(2,817)	(12,471)	(9,405)
Proceeds from sales of property and equipment	64	205	566	967

Free cash flow	$22,263	$13,843	$11,877	$(5,006)

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

        Cash Provided by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

        Cash provided by operating activities during the third quarter of 2013 was $27.4 million compared with $16.5 million during 2012. The $10.9 million increase in cash provided by operations is primarily due to improved profitability in 2013 compared to 2012. In addition, receivables had a positive impact of $7.9 million on the comparison of cash flows due to collections from ongoing project work and accounts payable and accrued liabilities also favorably changed by $9.8 million primarily related to the timing of vendor payments and increased bonus accruals based on improved operating results. This was partially offset by a $9.3 million negative impact on the comparison of cash flows in net billings in excess of cost due to the timing of customer billings and payments.

        Cash provided by operating activities during the first nine months of 2013 was $23.8 million compared with $3.4 million during 2012. The $20.4 million increase in cash provided by operations primarily relates to higher profitability in 2013 compared to 2012. In addition, accounts payable and accrued liabilities had a positive impact on the comparison of cash flows of $20.3 million primarily related to the timing of vendor payments and increased bonus accruals based on improved operating results. This was partially offset by an $11.3 million negative impact on the comparison of cash flows in net billings in excess of cost due to the timing of customer billings and payments.

        Cash Used in Investing Activities—During the third quarter of 2013, cash used in investing activities was $5.2 million compared with the third quarter of 2012 at $3.0 million. The $2.2 million increase in cash used primarily relates increased capital expenditures in the current quarter related to transportation equipment and leasehold improvements.

        Cash used in investing activities was $11.9 million for the first nine months of 2013 compared to $21.0 million during 2012. The $9.1 million decrease in cash used primarily relates to cash paid for acquisitions in 2012. This decrease was partially offset by increased capital expenditures in the current quarter related to transportation equipment and leasehold improvements.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $0.3 million for the third quarter of 2013 compared to $6.6 million during 2012. The most significant item affecting the comparison of our financing cash flows for these periods primarily relates to a net borrowing on the revolving line of credit in 2013 of $5.0 million compared to a net payment on the revolving line of credit in 2012 of $4.0 million. The current quarter borrowing increase was offset by increases in other debt payments of $3.1 million, dividends per share of $0.2 million and share repurchases of $0.7 million.

        Cash used in financing activities was $7.4 million for the first nine months of 2013 compared to cash provided by financing activities of $2.0 million during 2012. The $9.4 million decrease in cash provided by (used in) financing activities primarily relates to $14.0 million of net borrowings on the revolving line of credit in 2012 with only $5.0 million of net borrowings in 2013.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2013 at an average price of $14.59 per share. Since the inception of the program in 2007 and as of September 30, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

  Debt

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2013, we had $5.0 million of outstanding borrowings, $50.7 million in letters of credit outstanding and $119.3 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of September 30, 2013.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of September 30, 2013 was 0.10.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2013 was 11.14.

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

        We are in compliance with all of our financial covenants as of September 30, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of September 30, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. In July 2013, we paid the outstanding balance of $2.4 million. The weighted average interest rate on this variable rate debt as of the last day outstanding was approximately 0.21%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of September 30, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of September 30, 2013.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of September 30, 2013 (in thousands):

	Twelve Months Ended September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Notes to former owners	$2,000	$—	$—	$—	$—	$—	$2,000
Other debt	—	—	—	—	5,000	—	5,000
Interest payable	135	70	70	70	70	—	415
Operating lease obligations	9,848	8,140	6,713	5,431	5,243	6,111	41,486

Total	$11,983	$8,210	$6,783	$5,501	$10,313	$6,111	$48,901

        As of September 30, 2013, we had $50.7 million in letter of credit commitments, of which $33.9 million will expire in 2013 and $16.8 million will expire in 2014. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2013, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        We have limited exposure to changes in interest rates under our revolving credit facility and the EAS credit line. We have a debt facility under which we may borrow additional funds in the future. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2013:

	Twelve Months Ended September 30,
	2014	2015	2016	2017	2018	Thereafter	Fair Value
Fixed Rate Debt	$2,000	$—	$—	$—	$—	$—	$2,000
Average Interest Rate	3.3%	—	—	—	—	—	3.3%
Variable Rate Debt	$—	$—	$—	$—	$5,000	$—	$5,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.4% as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COMFORT SYSTEMS USA, INC.
PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are subject to certain claims and lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain of our litigation in our consolidated financial statements. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our operating results, cash flows or financial condition, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares during the nine months ended September 30, 2013 at an average price of $14.59 per share. Since the inception of the program in 2007 and as of September 30, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

        During the quarter ended September 30, 2013, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	5,941,636	658,901
August 1 - August 31	9,219	$15.81	5,950,855	649,682
September 1 - September 30	66,359	$15.53	6,017,214	583,323

	75,578	$15.56	6,017,214	583,323

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

        During the three months ended September 30, 2013, we withheld common shares to satisfy these tax withholding obligations as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share
July 1 - July 31	—	$—
August 1 - August 31	—	$—
September 1 - September 30	—	$—

	—	$—

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
October 30, 2013	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
October 30, 2013	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
October 30, 2013	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer