Form 10-K
period 2013-12-31
COMFORT SYSTEMS USA INC
filed 2014-02-28
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013 was approximately $556.8 million, based on the $14.92 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2013.

         As of February 21, 2014, 37,634,927 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,488,438).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2013.

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

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 36 operating units in 79 cities and 88 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2013 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 42% of our revenue was attributable to installation services in newly constructed facilities and 58% was attributable to maintenance, repair and replacement services. Our consolidated 2013 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	75%
Plumbing	15%
Building Automation Control Systems	6%
Other	4%

Total	100%

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

        Many factors positively affect HVAC industry growth, particularly (i) population growth, which has increased the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and HVAC environmental and energy efficiency equipment, (iii) increasing sophistication, complexity and efficiency of HVAC systems, (iv) growing emphasis on environmental and energy efficiency, and (v) reduction or elimination of the refrigerants commonly used in older HVAC systems. We believe these factors should increase demand for the reconfiguration or replacement of existing HVAC systems and may also mitigate, to some extent, the effect on the HVAC industry of the cyclicality inherent in the traditional construction industry.

        The HVAC industry can be broadly divided into two service functions:

  •
  installation in newly constructed facilities, which provided approximately 42% of our revenue in 2013, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 58% of our 2013 revenue.

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

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, reduced weather exposure as compared to residential markets, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. We believe that although the end-use is ultimately residential, large multi-family projects have many of the same characteristics as commercial construction and we participate in this market when conditions are favorable. Approximately 99% of our consolidated 2013 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects.

        Leveraging Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain prefabrication activities into centralized locations thereby increasing asset utilization in these centralized locations and redirecting prefabrication employees into other operational areas. We also allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding and financing activities across our operations. We also believe larger regional and national commercial, industrial and institutional entities can benefit from consolidating their HVAC needs with service companies that are capable of providing those services regionally or nationally. In response to this opportunity, we operate a national call center to dispatch technicians to regional and national sites requiring service and use web-based proprietary information systems to maintain information on the customer's sites and equipment.

        Maintain a Diverse Customer, Geographic and Project Base—We have what we believe is a well-diversified distribution of revenue across end-use sectors that reduces our exposure to negative developments in any given sector. We also believe we have a reasonable degree of geographical diversification, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2013 by end-use sector was as follows:

Manufacturing	23%
Education	19%
Healthcare	14%
Government	12%
Office Buildings	10%
Retail/Restaurants	8%
Multi-Family	5%
Lodging and Entertainment	3%
Distribution	2%
Religious/Not for profit	1%
Residential	1%
Other	2%

Total	100%

        Approximately 83% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2013, we had 3,321 projects in process with an aggregate contract value of approximately $1,787.4 million. Our average project takes six to nine months to complete, with an average contract price of approximately $538,000. This relatively small average project size, when taken together with the approximately 17% of our revenue derived from maintenance and service, provides us with what we believe is a broad base of work for a company involved in the construction services sector. A stratification of projects in progress as of December 31, 2013, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	2,959	$317.1
$1 million - $5 million	282	659.4
$5 million - $10 million	53	361.8
$10 million - $15 million	16	191.5
Greater than $15 million	11	257.6

Total	3,321	$1,787.4

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

        Installation Services—Our installation business related to newly constructed facilities, which comprised approximately 42% of our consolidated 2013 revenue, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $538,000. We also perform larger project work, with 362 contracts in progress at December 31, 2013 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $58.8 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services—Our maintenance, repair and replacement services comprised approximately 58% of our consolidated 2013 revenue and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately 71% of our maintenance, repair and replacement revenue were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2013 revenue. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2013, we had 6,698 employees. We have collective bargaining agreements covering six employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Regional safety directors establish safety programs and benchmarking to improve safety within their region. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 2.60 during 2013. This level was 46% better than the most recently published OSHA rate for our industry.

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

Executive Officers

        We have five executive officers.

        Brian Lane, age 56, has served as our Chief Executive Officer and President since December 2011 and as a director since 2010. Mr. Lane served as our President and Chief Operating Officer from

March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally, he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 49, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 48, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 41, has served as our Senior Vice President, General Counsel and Secretary since August 2013, was our Vice President, General Counsel and Secretary from May 2005 to August 2013 and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

        James Mylett, age 50, has served as our Senior Vice President of Service since October 2013. Prior to joining the Company, Mr. Mylett spent fourteen years at Johnson Controls, which manufactures, installs, and services automatic temperature regulation systems for buildings. During his time at Johnson Controls, Mr. Mylett held various positions, including that of Vice President and General Manager—North America Service Operations from August 2011 to October 2013. From October 2010 to August 2011, he served as Vice President and General Manager—West Region, and from December 2005 to September 2010, he served as Vice President of Service and Solutions—South Region. Previously, Mr. Mylett worked for Carrier Corporation, where he established and developed the company's national accounts service business.

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

        The percentage of our profits and revenue attributable to projects performed directly or indirectly for federal, state, and local government entities increased during and as a result of the economic downturn, in part because the private-sector decreased its investment in construction and building projects, but has decreased during 2013. A continuing reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit.

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

Third parties contribute significantly to our completion of many projects.

        We hire third-party subcontractors to perform work and depend on third-party suppliers to provide equipment and materials necessary to complete our projects. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution and profitability could be harmed.

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

Goodwill impairment charges negatively impacted our earnings in 2011 and in previous years. Earnings for future periods may be impacted by additional charges for goodwill and intangible assets.

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

        We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers' needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between a subsidiary's and the Company's overall business strategy. Further, if a subsidiary location fails to follow the Company's compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

We have subsidiary operations through the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

        Our 88 locations are located in 29 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or our or any of our subsidiaries' material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management's time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

        Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations' ability to bid on and perform government contracts; additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently, which could reduce our profitability.

        Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

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

        The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on

Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) quarterly fluctuations in our operating results; (iv) changes in securities analysts' estimates of our financial performance or that of our competitors or companies in our industry generally; (v) general conditions in our customers' industries; (vi) general conditions in the securities markets; (vii) our announcements of significant contracts, milestones, acquisitions; (viii) our relationship with other companies; (ix) our investors' view of the sectors and markets in which we operate; and (x) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

Our effective tax rate may increase.

        We conduct business across the United States and file income taxes in various tax jurisdictions. Our effective tax rates could be affected by many factors, some of which are outside of our control, including changes in tax laws and regulations in the various tax jurisdictions in which we file income taxes, issues relating to tax audits or examinations and any related interest or penalties, and uncertainty in obtaining deductions or credits claimed in various jurisdictions. Our results of operations is reported based on our determination of the amount of taxes we owe in various tax jurisdictions. Significant judgment is required in determining our provision for income taxes and our determination of tax liability is always subject to review or examination by tax authorities in applicable tax jurisdictions. An adverse outcome of such a review of examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

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

A cyber security breach could adversely affect our business.

        We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers. These systems, networks, and infrastructure may be vulnerable to deliberate attacks or accidental events that interfere with their functionality or the confidentiality of our information or our customers' data. Our inability to prevent cyber-attacks or adequately protect against other disruptions could adversely affect our business.

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

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
Fourth Quarter, 2013	$20.58	$16.16	$0.055
Third Quarter, 2013	$16.98	$15.10	$0.055
Second Quarter, 2013	$15.33	$11.70	$0.050
First Quarter, 2013	$14.19	$11.90	$0.050
Fourth Quarter, 2012	$12.16	$9.61	$0.050
Third Quarter, 2012	$11.82	$9.10	$0.050
Second Quarter, 2012	$11.25	$8.94	$0.050
First Quarter, 2012	$12.94	$9.97	$0.050

        As of February 21, 2014 there were approximately 314 stockholders of record of our Common Stock, and the last reported sale price on that date was $16.54 per share.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. Since the inception of the program in 2007 and as of December 31, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

        During the year ended December 31, 2013, we purchased our common shares in the following amounts at the following weighted-average prices:

Period	Total Number of Shares Purchased	Weighted-Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	5,891,673	708,864
February 1 - February 28	—	$—	5,891,673	708,864
March 1 - March 31	11,700	$12.41	5,903,373	697,164
April 1 - April 30	29,181	$13.34	5,932,554	667,983
May 1 - May 31	9,082	$13.30	5,941,636	658,901
June 1 - June 30	—	$—	5,941,636	658,901
July 1 - July 31	—	$—	5,941,636	658,901
August 1 - August 31	9,219	$15.81	5,950,855	649,682
September 1 - September 30	66,359	$15.53	6,017,214	583,323
October 1 - October 31	—	$—	6,017,214	583,323
November 1 - November 30	—	$—	6,017,214	583,323
December 1 - December 31	—	$—	6,017,214	583,323

	125,541	$14.59	6,017,214	583,323

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,357,272	$1,331,185	$1,216,654	$1,063,520	$1,068,860
Operating income (loss)(a)	$46,258	$22,303	$(42,641)	$31,442	$53,812
Income (loss) from continuing operations	$28,632	$11,494	$(32,474)	$20,564	$32,900
Discontinued operations—
Operating income (loss), net of tax	$(76)	$355	$(4,018)	$(6,547)	$1,357
Gain (loss) on disposition, net of tax	—	—	—	$723	$(75)
Net income (loss) including noncontrolling interests	$28,556	$11,849	$(36,492)	$14,740	$34,182
Net income (loss) attributable to Comfort Systems USA, Inc.	$27,269	$13,463	$(36,830)	$14,740	$34,182
Income (loss) per share attributable to Comfort Systems USA, Inc.:
Basic—
Income (loss) from continuing operations	$0.73	$0.35	$(0.88)	$0.54	$0.86
Discontinued operations—
Income (loss) from operations	—	0.01	(0.11)	(0.17)	0.04
Gain (loss) on disposition	—	—	—	0.02	—

Net income (loss)	$0.73	$0.36	$(0.99)	$0.39	$0.90

Diluted—
Income (loss) from continuing operations	$0.73	$0.35	$(0.88)	$0.54	$0.86
Discontinued operations—
Income (loss) from operations	—	0.01	(0.11)	(0.17)	0.03
Gain (loss) on disposition	—	—	—	0.02	—

Net income (loss)	$0.73	$0.36	$(0.99)	$0.39	$0.89

Cash dividends per share	$0.210	$0.200	$0.200	$0.200	$0.190

BALANCE SHEET DATA:
Working capital	$127,559	$103,966	$109,766	$134,738	$164,125
Total assets	$601,822	$580,754	$593,980	$640,020	$574,948
Total debt	$2,000	$7,400	$15,381	$29,936	$7,608
Total stockholders' equity	$314,022	$287,306	$283,106	$312,784	$305,984
Total Comfort Systems USA, Inc. stockholders' equity	$295,834	$270,405	$264,591	$312,784	$305,984

(a)
Included in operating income are goodwill impairment charges of $57.3 million for 2011. There were no goodwill impairment charges for 2013, 2012, 2010 or 2009.

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

        As of December 31, 2013, we had 3,321 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $538,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2013, we had 11 projects in process with a contract price greater than $15 million, 16 projects between $10 million and $15 million, 53 projects between $5 million and $10 million, and 282 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,470.3 million of aggregate contract value as of December 31, 2013, or approximately 82%, out of a total contract value for all projects in progress of $1,787.4 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 17% of our revenue represent maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

        As a result of our continued strong emphasis on cash flow, our debt outstanding under our revolving credit facility is zero, and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until July 2018. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last fifteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2014 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

  Accounting for Deferred Tax Assets

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2013		2012		2011
Revenue	$1,357,272	100.0%	$1,331,185	100.0%	$1,216,654	100.0%
Cost of services	1,117,389	82.3%	1,123,564	84.4%	1,035,124	85.1%

Gross profit	239,883	17.7%	207,621	15.6%	181,530	14.9%
Selling, general and administrative expenses	194,214	14.3%	185,809	14.0%	167,053	13.7%
Goodwill impairment	—	—	—	—	57,354	4.7%
Gain on sale of assets	(589)	—	(491)	—	(236)	—

Operating income (loss)	46,258	3.4%	22,303	1.7%	(42,641)	(3.5)%
Interest income	23	—	24	—	128	—
Interest expense	(1,351)	(0.1)%	(1,595)	(0.1)%	(1,886)	(0.2)%
Changes in the fair value of contingent earn-out obligations	1,646	0.1%	662	—	5,528	0.5%
Other income	204	—	145	—	934	0.1%

Income (loss) before income taxes	46,780	3.4%	21,539	1.6%	(37,937)	(3.1)%
Income tax expense (benefit)	18,148		10,045		(5,463)

Income (loss) from continuing operations	28,632	2.1%	11,494	0.9%	(32,474)	(2.7)%
Discontinued operations—
Operating income (loss), net of tax	(76)		355		(4,018)

Net income (loss) including noncontrolling interests	28,556		11,849		(36,492)
Less: Net income (loss) attributable to noncontrolling interests	1,287		(1,614)		338

Net income (loss) attributable to Comfort Systems USA, Inc.	$27,269		$13,463		$(36,830)

  2013 Compared to 2012

        We had 37 operating locations as of December 31, 2012. During the first quarter of 2013, we consolidated one company into other operations. As of December 31, 2013, we had 36 operating locations.

        Revenue—Revenue increased $26.1 million, or 2.0% to $1,357.3 million in 2013 compared to 2012. The increase is primarily due to our Arizona operation ($23.5 million) and our EAS operation ($47.3 million) which performed a significant amount of project work during 2013. This increase was partially offset by lower revenue in our large operation headquartered in Virginia ($53.1 million), which had a fast-paced, large data center project in the first half of 2012 which did not reoccur in 2013 due to its completion in the prior year.

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

        Backlog as of December 31, 2013 was $603.6 million, a 5.7% increase from September 30, 2013 backlog of $570.9 million and a 2.3% decrease from December 31, 2012 backlog of $618.0 million. Sequential backlog increased primarily due to our EAS operation ($22.9 million) which had increased project bookings. The year-over-year backlog decrease was primarily due to our Arizona operation ($22.7 million) which performed a significant amount of project work during the current year.

        Gross Profit—Gross profit increased $32.3 million, or 15.5%, to $239.9 million in 2013 as compared to 2012. The increase in gross profit was due to improved profitability at a majority of our operations in 2013 but primarily at our EAS operation (approximately $5.7 million), improved market conditions which resulted in an increase in volumes at our Arizona operation (approximately $5.6 million) and job underperformance at one of our Maryland operations in 2012 (approximately $5.7 million). Also, gross profit increased approximately $2.5 million due to a prior period accounting adjustment. These corrections are reflected on a pretax basis in revenue and cost of sales, which include $3.3 million and $0.8 million, respectively. These accounting adjustments are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. As a percentage of revenue, gross profit increased from 15.6% in 2012 to 17.7% in 2013 primarily due to the factors discussed above. In addition, the gross profit percentage increased due to improved profitability at our large operation headquartered in Virginia despite lower revenues, and included a claim settled during the first quarter of 2013 with the general contractor on a large data center project that had been accelerated by the owner on which we recognized approximately $1.6 million of additional gross profit during the current year.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $8.4 million, or 4.5%, to $194.2 million for 2013 as compared to 2012. Excluding amortization expense, SG&A increased $8.9 million, or 5.0%. This increase is primarily due to increased salary expense ($4.6 million) as a result of an increased portion of our work in maintenance, repair and replacement services that has higher SG&A costs, and increased bonuses payable ($3.6 million) as a result of improved operating results. These increases were partially offset by a decrease in bad debt expense ($2.4 million) as a result of a receivable settlement for a gain of $0.8 million, and higher than normal bad debt expense in the prior year due to specific collectability concerns at our operations in Maryland and Tennessee which do not represent trends we expect to continue in the future. As a percentage of revenue, SG&A increased from 14.0% in 2012 to 14.3% in 2013, primarily due to the factors discussed above.

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

	Year Ended December 31,
	2013	2012
	(in thousands)
SG&A	$194,214	$185,809
Less: Amortization expense	(6,992)	(7,461)

SG&A, excluding amortization expense	$187,222	$178,348

        Interest Expense—Interest expense decreased $0.2 million, or 15.3%, in 2013. The decrease is due to the decrease in notes to former owners and borrowings on the revolving credit facility.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations increased $1.0 million in 2013 to $1.6 million. The primary reason for the increase is a reduction of estimated future cash flows during 2013 related to the 2010 acquisition of ColonialWebb and the 2011 acquisition of EAS. At the time that we valued our contingent obligations for these acquisitions we did not anticipate the duration of weak market conditions and as a result the initial value of the earnout payments was higher than what we currently expect to incur. Based on updated measurements in 2013, this change in estimate resulted in a $1.6 million writedown of the fair value of the liability. In 2012, we incurred a smaller writedown of $0.6 million related to ColonialWebb based on updated measurements at that time.

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

        Our effective tax rate for 2013 was 38.8%, as compared to 46.6% in 2012. The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.1%), the effect of non-deductible expenses (1.3%) and an increase in the valuation allowance primarily associated with our operations in Puerto Rico (3.1%). These increases were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (1.0%), the effect of the production activity deduction (1.1%) and the effect of purchase accounting adjustments (1.0%). The effective rate for 2012 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.7%), the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.6%), the effect of non-deductible expenses (2.2%) and an increase in the valuation allowance primarily associated with our operations in Puerto Rico (2.1%). Refer to Note 10 to the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The decrease in the effective tax rate from 2012 to 2013 is primarily due to less impact on the rate from valuation allowance, contingency reserves, non-deductible expenses and from noncontrolling interests switching from an increase to a decrease in the effective rate. We currently estimate our effective tax rate for 2014 will be between 35% and 45%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss of $0.1 million for the year ended December 31, 2013 and the after tax income of $0.1 million for the year ended December 31, 2012 have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

        In addition, we recorded after tax income of $0.3 million in 2012 associated with the reduction of estimated liabilities associated with the sale and shutdown of previous discontinued operations. This amount is reflected in 2012 discontinued operations under "Operating income (loss), net of tax expense (benefit)" in addition to those mentioned above.

        Net Income (Loss) Attributable to Noncontrolling Interests—Net income (loss) attributable to noncontrolling interests increased $2.9 million in 2013 to income of $1.3 million as compared to a loss in 2012. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to higher revenues and better absorption of overhead costs in the current year.

  2012 Compared to 2011

        We had 38 operating locations as of December 31, 2011. We discontinued operations at one company during 2012. As of December 31, 2012, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2012 to 2011, as described below, excludes the first ten months of 2012 for EAS, which was acquired during November 2011. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $114.5 million, or 9.4% to $1,331.2 million in 2012 compared to 2011. The increase included a 3.4% increase in revenue related to same-store activity and a 6.0% increase from acquisitions. The same-store revenue increase stemmed primarily from increased activity in the nonresidential markets throughout the United States especially in the manufacturing sector (approximately $79.2 million) as a result of a large, short duration data center project at our large operation headquartered in Virginia that was substantially completed in the first half of 2012. This increase was partially offset due to decreased revenue in the healthcare sector (approximately $53.4 million).

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

        Gross Profit—Gross profit increased $26.1 million, or 14.4%, to $207.6 million in 2012 as compared to 2011. As a percentage of revenue, gross profit increased from 14.9% in 2011 to 15.6% in 2012. The increase included a $22.6 million, or 12.5%, increase in gross profit on a same-store basis and a $3.5 million, or 1.9%, increase related to the acquisition of EAS. The same-store increase in gross profit resulted primarily from improved profitability at our New York and Virginia operations in 2012 (approximately $3.9 million and $8.6 million, respectively) and job underperformance at our Southern Alabama operations in 2011 (approximately $4.8 million). This was partially offset by a job write-down that we recorded in the first quarter of 2012 on a project that had been accelerated by the owner. The additional costs associated with this acceleration exceeded $3 million and as of year-end we were pursuing a claim for compensation for such costs. Following year-end, the Company entered into an agreement with the general contractor regarding the claim and reached an agreement in principal as to the bulk of remaining open issues with its subcontractors. As a result of these matters, we received $1.6 million of incremental gross profit during the first quarter of 2013.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $18.8 million, or 11.2%, to $185.8 million for 2012 as compared to 2011. On a same-store basis, excluding amortization expense, SG&A increased $13.5 million, or 8.4%. This increase is primarily due to higher medical costs ($2.5 million) that were due to an increased frequency of large dollar claims and higher compensation accruals ($3.4 million) related to an increase in bonuses and commissions payable as a result of improved operating results. Additionally, an increase in bad debt expense ($2.5 million) was primarily due to specific collectability concerns at our operations in Maryland and Tennessee which do not represent trends we expect to continue in the future. Amortization expense increased $1.2 million, or 18.6%, primarily related to the EAS acquisition in 2011. As a percentage of revenue, SG&A increased from 13.7% in 2011 to 14.0% in 2012, primarily due to the factors discussed above.

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
	(In thousands)
SG&A	$185,809	$167,053
Less: SG&A from companies acquired	(4,050)	—
Less: Amortization expense	(7,461)	(6,293)

Same-store SG&A, excluding amortization expense	$174,298	$160,760

        Interest Expense—Interest expense decreased $0.3 million, or 15.4%, in 2012. The decrease is due to the decrease in notes to former owners.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $4.9 million in 2012 to $0.7 million. The primary reason for the decrease is a reduction of estimated future cash flows during 2011 related to the 2010 acquisition of ColonialWebb. At the time that we valued our contingent obligation at ColonialWebb we did not anticipate the duration of weak market conditions and as a result the initial value of the earnout payments was higher than what we expected to incur. This change in estimate resulted in a $5.2 million writedown of the fair value of the liability. In 2012, we incurred an additional writedown of $0.6 million related to ColonialWebb based on updated measurements.

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

        Our effective tax rate for 2012 was 46.6%, as compared to 14.4% in 2011. The effective rate for 2012 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.7%), the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.6%), the effect of non-deductible expenses (2.2%) and an increase in the valuation allowance primarily associated with our operations in Puerto Rico (2.1%). The effective rate for 2011 associated with our pre-tax loss in that year is lower than the federal statutory rate of 35.0%. This rate is lower primarily due to the non-cash goodwill impairment charge of $57.4 million of which $26.4 million was not deductible for income tax purposes resulting in a significant impact on the effective tax rate (24.3%), as well as an increase in the valuation allowance (9.0%) related to deferred tax assets for state net operating loss carryforwards and other state deferred tax assets primarily in Virginia and Maryland. These amounts were partially offset by permanent differences generated by acquisition related fair value adjustments (7.9%) and state income tax benefits (5.2%). Refer to Note 10 to the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The increase in the effective tax rate from 2011 to 2012 is primarily due to the impact of the non-cash goodwill charge discussed above.

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

        Net Income (Loss) Attributable to Noncontrolling Interests—Net income (loss) attributable to noncontrolling interests decreased $2.0 million in 2012 to a loss of $1.6 million. This decrease reflects the impact of lower earnings at EAS, our non-wholly owned consolidated subsidiary, which was negatively impacted by job delays and underperformance.

  Outlook

        Weakness in the environment for nonresidential construction activity persisted in 2013, as nonresidential construction activity remained at subdued levels similar to recent years. We expect underlying weakness to continue to impact revenues during 2014. Our backlog remains at generally lower levels than we have experienced in the past, although it is still at solid levels in light of ongoing industry conditions. Our primary emphasis for 2014 will remain on execution, including a focus on cost discipline and efficient project and service performance. Based on our backlog, and in light of economic conditions for our industry, we expect that revenues will continue at the levels that we have experienced in recent years, and that 2014 profitability will be comparable to the improved levels of 2013.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$38,423	$30,510	$29,680
Investing activities	(16,253)	(23,168)	(35,750)
Financing activities	(10,873)	(17,822)	(29,039)

Net increase (decrease) in cash and cash equivalents	$11,297	$(10,480)	$(35,109)

Free cash flow:
Cash provided by operating activities	$38,423	$30,510	$29,680
Purchases of property and equipment	(17,403)	(11,782)	(8,666)
Proceeds from sales of property and equipment	1,107	1,106	717

Free cash flow	$22,127	$19,834	$21,731

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

  2013 Compared to 2012

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

        We generated $38.4 million of cash flow from operating activities during 2013 compared with $30.5 million during 2012. The $7.9 million increase is primarily due to higher net income in 2013 of $16.7 million and by an increase in accounts payable and accrued liabilities of $22.3 million which relates to the timing of vendor payments and increased bonus accruals based on improved operating results. This increase was partially offset by increased receivable balances of $15.3 million due to the timing of customer billings and payments and a decrease in billings in excess of costs of $11.0 million due to the timing of project billings.

        Cash Used in Investing Activities—During 2013, cash used in investing activities was $16.3 million compared with $23.2 million during 2012. The $6.9 million decrease in cash used primarily relates to cash paid for acquisitions in 2012 ($12.7 million) which was partially offset by a $5.6 million increase in capital expenditures in the current year primarily related to transportation equipment.

        Cash Used in Financing Activities—Cash used in financing activities was $10.9 million for 2013 compared to $17.8 million during 2012. We repurchased approximately 0.1 million shares in 2013 for $1.8 million as compared to 0.3 million shares in 2012 for $2.9 million. Additionally, we paid $5.4 million of debt related to acquisitions in 2013 as compared to $7.3 million in 2012. In addition, proceeds from the exercise of options provided an increase in cash flow of $4.9 million in 2013 compared to $0.3 million in 2012. This increase was due to higher options exercised in 2013 due to a favorable stock price.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares for approximately $1.8 million for the year ended December 31, 2013 at an average price of $14.59 per share. We repurchased 0.3 million shares for approximately $2.9 million and 0.7 million shares for approximately $7.3 million under our share repurchase program for the years ended December 31, 2012 and 2011, respectively. Since the inception of the program in 2007 and as of December 31, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

  Debt

  Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2013, we had no outstanding borrowings, $48.1 million in letters of credit outstanding and $126.9 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. We estimate that the interest rate applicable to the borrowings under the Facility would be approximately 1.6% as of December 31, 2013.

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

        Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.35% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense on notes to former owners	$97	$255	$795
Interest expense on borrowings and unused commitment fees	279	444	243
Letter of credit fees	731	667	622
Amortization of deferred debt arrangement costs	244	229	226

Total	$1,351	$1,595	$1,886

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

Net income including noncontrolling interests	$28,556
Income taxes—continuing operations	18,148
Interest expense, net	1,328
Depreciation and amortization expense	18,572
Stock compensation expense	3,974
Income taxes—discontinued operations	(119)
EBITDA attributable to noncontrolling interest	(2,342)
Pre-acquisition results of acquired companies, as defined under the Facility	—

Credit Facility Adjusted EBITDA	$68,117

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of December 31, 2013 was 0.03.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2013 was 10.88.

          Other Restrictions— The Facility permits acquisitions of up to $20.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $50.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

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

          We are in compliance with all of our financial covenants as of December 31, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of December 31, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. In July 2013, we paid the outstanding balance of $2.4 million. The weighted average interest rate on this variable rate debt as of the last day outstanding was approximately 0.21%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of December 31, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of December 31, 2013.

  Outlook

        We have generated positive net free cash flow for the last fifteen calendar years, much of which occurred during challenging economic and industry conditions. We also expect to continue to have ample borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2013 (in thousands):

	Twelve Months Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Notes to former owners	$2,000	$—	$—	$—	$—	$—	$2,000
Interest payable	54	—	—	—	—	—	54
Operating lease obligations	10,453	9,341	7,844	7,139	6,040	8,422	49,239

Total	$12,507	$9,341	$7,844	$7,139	$6,040	$8,422	$51,293

        As discussed in Note 10 "Income Taxes", included in our Consolidated Balance Sheet at December 31, 2013 is approximately $0.4 million of liabilities associated with uncertain tax positions. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

        Absent any significant commitments of capital for items such as capital expenditures, acquisitions, dividends and share repurchases, it is reasonable to expect us to continue to maintain excess cash on our balance sheet. Therefore, we assumed that we would continue our current status of not using any borrowings under our revolving credit facility.

        As of December 31, 2013, we also have $48.1 million in letter of credit commitments, of which $31.9 million will expire in 2014 and $16.2 million will expire in 2015. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While the majority of these letter of credit commitments expire in 2014, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2013:

	Twelve Months Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate Debt	$2,000	$—	$—	$—	$—	$—	$2,000
Average Interest Rate	3.3%	—	—	—	—	—	3.3%

        We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.6% as of December 31, 2013.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2013, no goodwill or other intangible asset impairments were recorded. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Comfort Systems USA, Inc. and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 27, 2014

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,054	$40,757
Accounts receivable, less allowance for doubtful accounts of $4,460 and $6,333, respectively	267,470	256,959
Other receivables	16,373	12,376
Inventories	8,430	9,638
Prepaid expenses and other	24,209	25,037
Costs and estimated earnings in excess of billings	28,122	26,204
Assets related to discontinued operations	339	1,582

Total current assets	396,997	372,553
PROPERTY AND EQUIPMENT, NET	46,861	41,416
GOODWILL	114,588	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	37,383	44,515
OTHER NONCURRENT ASSETS	5,993	7,682

Total assets	$601,822	$580,754

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$300
Current maturities of notes to former owners	2,000	—
Accounts payable	100,825	100,641
Accrued compensation and benefits	44,093	36,892
Billings in excess of costs and estimated earnings	64,588	73,814
Accrued self-insurance expense	29,398	29,096
Other current liabilities	28,168	27,077
Liabilities related to discontinued operations	366	767

Total current liabilities	269,438	268,587
LONG-TERM DEBT, NET OF CURRENT MATURITIES	—	2,100
NOTES TO FORMER OWNERS, NET OF CURRENT MATURITIES	—	5,000
DEFERRED INCOME TAX LIABILITIES	9,941	7,954
OTHER LONG-TERM LIABILITIES	8,421	9,807

Total liabilities	287,800	293,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,488,438 and 3,879,299 shares, respectively	(37,468)	(41,012)
Additional paid-in capital	318,123	317,534
Retained earnings (deficit)	14,768	(6,528)

Comfort Systems USA, Inc. stockholders' equity	295,834	270,405
Noncontrolling interests	18,188	16,901

Total stockholders' equity	314,022	287,306

Total liabilities and stockholders' equity	$601,822	$580,754

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
REVENUE	$1,357,272	$1,331,185	$1,216,654
COST OF SERVICES	1,117,389	1,123,564	1,035,124

Gross profit	239,883	207,621	181,530
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	194,214	185,809	167,053
GOODWILL IMPAIRMENT	—	—	57,354
GAIN ON SALE OF ASSETS	(589)	(491)	(236)

Operating income (loss)	46,258	22,303	(42,641)
OTHER INCOME (EXPENSE):
Interest income	23	24	128
Interest expense	(1,351)	(1,595)	(1,886)
Changes in the fair value of contingent earn-out obligations	1,646	662	5,528
Other	204	145	934

Other income (expense)	522	(764)	4,704

INCOME (LOSS) BEFORE INCOME TAXES	46,780	21,539	(37,937)
INCOME TAX EXPENSE (BENEFIT)	18,148	10,045	(5,463)

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,632	11,494	(32,474)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(119), $212 and $(2,709)	(76)	355	(4,018)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	28,556	11,849	(36,492)
Less: Net income (loss) attributable to noncontrolling interests	1,287	(1,614)	338

NET INCOME (LOSS) ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC	$27,269	$13,463	$(36,830)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income (loss) from continuing operations	$0.73	$0.35	$(0.88)
Income (loss) from discontinued operations	—	0.01	(0.11)

Net income (loss)	$0.73	$0.36	$(0.99)

Diluted—
Income (loss) from continuing operations	$0.73	$0.35	$(0.88)
Income (loss) from discontinued operations	—	0.01	(0.11)

Net income (loss)	$0.73	$0.36	$(0.99)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
Basic	37,245	37,112	37,389

Diluted	37,536	37,259	37,389

DIVIDENDS PER SHARE	$0.210	$0.200	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	41,123,365	$411	(3,221,775)	$(34,714)	$326,467	$20,620	—	$312,784
Net income (loss)	—	—	—	—	—	(36,830)	338	(36,492)
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	65,950	707	(258)	—	—	449
Issuance of restricted stock	—	—	230,702	2,488	(2,488)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(50,793)	(662)	—	—	—	(662)
Tax benefit from vesting of restricted stock	—	—	—	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	3,604	—	—	3,604
Dividends	—	—	—	—	(3,771)	(3,781)	—	(7,552)
Share repurchase	—	—	(738,590)	(7,256)	—	—	—	(7,256)
Acquisition of EAS	—	—	—	—	—	—	17,377	17,377
Contribution from noncontrolling interest	—	—	—	—	—	—	800	800

BALANCE AT DECEMBER 31, 2011	41,123,365	411	(3,714,506)	(39,437)	323,608	(19,991)	18,515	283,106
Net income (loss)	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	56
Stock-based compensation expense	—	—	—	—	2,797	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income (loss)	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation expense	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	$411	(3,488,438)	$(37,468)	$318,123	$14,768	$18,188	$314,022

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$28,556	$11,849	$(36,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Amortization of identifiable intangible assets	7,132	8,837	7,462
Depreciation expense	11,440	11,793	12,591
Goodwill and other intangible asset impairments	—	—	58,922
Bad debt expense	19	2,453	936
Deferred tax expense (benefit)	4,514	3,541	(9,525)
Amortization of debt financing costs	245	229	226
Gain on sale of assets	(589)	(607)	(239)
Changes in the fair value of contingent earn-out obligations	(1,646)	(662)	(5,528)
Stock-based compensation expense	3,974	2,797	3,604
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(12,427)	2,913	10,390
Inventories	1,208	1,195	(270)
Prepaid expenses and other current assets	(109)	370	977
Costs and estimated earnings in excess of billings	(1,918)	1,636	4,162
Other noncurrent assets	(491)	(3,334)	917
Increase (decrease) in—
Accounts payable and accrued liabilities	6,776	(15,507)	(21,477)
Billings in excess of costs and estimated earnings	(9,226)	1,776	5,426
Other long-term liabilities	965	1,231	(2,402)

Net cash provided by operating activities	38,423	30,510	29,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,403)	(11,782)	(8,666)
Proceeds from sales of property and equipment	1,107	1,106	717
Proceeds from businesses sold	43	164	156
Sales of marketable securities	—	—	2,000
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	—	(12,656)	(29,957)

Net cash used in investing activities	(16,253)	(23,168)	(35,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	—	—
Payments on other long-term debt	(5,400)	(7,349)	(14,387)
Debt financing costs	(552)	—	(517)
Payments of dividends to shareholders	(7,875)	(7,498)	(7,520)
Share repurchase program	(1,832)	(2,860)	(7,256)
Shares received in lieu of tax withholding	(631)	(544)	(662)
Excess tax benefit of stock-based compensation	534	100	210
Proceeds from exercise of options	4,883	329	293
Capital contribution from noncontrolling interests	—	—	800

Net cash used in financing activities	(10,873)	(17,822)	(29,039)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,297	(10,480)	(35,109)

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	40,757	51,237	86,346

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$52,054	$40,757	$51,237

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 42% of our consolidated 2013 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 58% attributable to maintenance, repair and replacement services. The following activities account for our consolidated 2013 revenue: HVAC 75%, plumbing 15%, building automation control systems 6% and other 4%. These activities are within the mechanical services industry which is the single industry segment we serve.

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

  Accounting Adjustment

        The accompanying financial statements for the year ended December 31, 2013 includes the correction of prior period accounting errors which resulted in additional net after-tax income in the period of approximately $1.3 million. We determined that the errors primarily impacted years prior to 2010. These corrections are reflected on a pretax basis in revenue, cost of sales and selling, general, and administrative expenses, which include $3.3 million, $0.8 million and $0.3 million, respectively.

        We have considered the guidance found in ASC 250-10 and ASC 270-10 (SEC Staff Accounting Bulletin No. 99, Materiality, Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), in evaluating whether a restatement of prior financial statements is required as a result of the misstatement to such financial statements. ASC 250 requires that corrections of errors be recorded by restatement of prior periods if the error is material. We quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to our earnings for the year ended December 31, 2013, and any of our previously issued financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Year Ended December 31,
	2013	2012	2011
Interest	$799	$1,326	$1,720
Income taxes for continuing operations	15,821	13,948	1,613
Income taxes for discontinued operations	—	5	8

Total	$16,620	$15,279	$3,341

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Contracts in progress are as follows (in thousands):

	December 31,
	2013	2012
Costs incurred on contracts in progress	$989,072	$1,182,085
Estimated earnings, net of losses	126,431	134,534
Less—Billings to date	(1,151,969)	(1,364,229)

	$(36,466)	$(47,610)

Costs and estimated earnings in excess of billings	$28,122	$26,204
Billings in excess of costs and estimated earnings	(64,588)	(73,814)

	$(36,466)	$(47,610)

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2013 and 2012 are $51.4 million and $48.0 million, respectively, and are included in accounts receivable.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

        Accounts payable at December 31, 2013 and 2012 included $10.3 million and $11.3 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

        Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

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

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2013 revenue.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$52,054	$52,054	$—	$—
Life insurance—cash surrender value	$2,943	$—	$2,943	$—
Contingent earn-out obligations	$320	$—	$—	$320

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 41 employees with a combined face value of $41.2 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.9 million as of December 31, 2013 and $2.5 million as of December 31, 2012. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

        We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Fair Value Measurements (Continued)

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

	December 31, 2013	December 31, 2012
Balance at beginning of year	$1,966	$2,488
Issuances	—	140
Adjustments to fair value	(1,646)	(662)

Balance at end of year	$320	$1,966

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended December 31, 2013 and 2012, there were no goodwill or other intangible asset impairments recorded. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

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

  Other Acquisitions

        No acquisitions were completed in 2013. We completed various acquisitions from 2011 to 2012, which were not material, individually or in the aggregate, and were "tucked-in" with existing operations. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets. The total purchase price for these acquisitions, including earn-outs, was $14.2 million in 2012 and $2.9 million in 2011.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. During 2011, we impaired the intangible assets of $1.6 million associated with this operation as a result of this decision. The after tax loss was $0.1 million and $4.0 million for the years ended December 31, 2013 and 2011, respectively. For the year ended December 31, 2012, after tax income was recorded for this operation of $0.1 million. These results have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

        In addition, we recorded after tax income of $0.3 million for the year ended December 31, 2012 which was associated with the reduction of estimated liabilities associated with the sale and shutdown of previous discontinued operations. This amount is reflected in discontinued operations under "Operating income (loss), net of tax expense (benefit)" in addition to those mentioned above.

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$49	$4,668	$23,366
Pre-tax income (loss)	$(195)	$567	$(6,727)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31, 2013	December 31, 2012
Balance at beginning of year	$114,588	$107,093
Additions (See Note 4)	—	7,495

Balance at end of year	$114,588	$114,588

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

        During our annual impairment testing on October 1, we performed a qualitative assessment for each reporting unit which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required.

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2013. We also did not encounter any events or changes in circumstances that indicated an impairment was more likely than not during interim periods in 2013.

        During 2012 and 2011, the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach for the year ended December 31, 2012. In certain instances, there was no weighting assigned to the transaction approach due to a lack of comparable market data and a weighting of 50% was assigned to the public company approach for those impacted reporting units. There was no impairment of goodwill as a result of our annual goodwill impairment test in 2012. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2011. There was no weighting assigned to the transaction approach due to the lack of comparable market data in 2011. We recorded a goodwill impairment of $57.3 million during 2011 related to four reporting units serving the Virginia, Maryland and North Carolina markets.

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

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31, 2013		December 31, 2012
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$40,404	$(20,978)	$40,404	$(15,579)
Backlog	1 - 2	6,515	(6,515)	6,515	(6,375)
Noncompete agreements	2 - 7	2,890	(2,649)	2,890	(2,380)
Tradenames	2 - 25	23,695	(5,979)	23,695	(4,655)

Total		$73,504	$(36,121)	$73,504	$(28,989)

        The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $8.8 million and $7.1 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

        At December 31, 2013, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2014	$6,106
2015	4,873
2016	3,748
2017	2,997
2018	2,320
Thereafter	17,339

Total	$37,383

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2013	2012
Land	—	$2,404	$2,404
Transportation equipment	1 - 7	46,233	38,352
Machinery and equipment	1 - 15	22,920	21,670
Computer and telephone equipment	1 - 10	19,012	18,481
Buildings and leasehold improvements	2 - 40	25,371	24,438
Furniture and fixtures	2 - 17	5,036	4,741

		120,976	110,086
Less—Accumulated depreciation		(74,115)	(68,670)

Property and equipment, net		$46,861	$41,416

        Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $11.4 million, $11.7 million and $11.9 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$6,333	$4,615	$5,029
Additions for bad debt expense	19	2,753	214
Deductions for uncollectible receivables written off, net of recoveries	(1,892)	(1,090)	(770)
Allowance for doubtful accounts of acquired companies at date of acquisition	—	55	142

Balance at end of year	$4,460	$6,333	$4,615

        Other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued warranty costs	$6,795	$6,781
Accrued job losses	758	2,137
Accrued rent and lease obligations	673	673
Accrued sales and use tax	1,821	1,710
Deferred revenue	1,320	1,143
Liabilities due to former owners	4,054	2,349
Other current liabilities	12,747	12,284

	$28,168	$27,077

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facility	$—	$—
Other debt	—	2,400
Notes to former owners	2,000	5,000

Total debt	2,000	7,400
Less—current portion	(2,000)	(300)

Total long-term portion of debt	$—	$7,100

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Long-Term Debt Obligations (Continued)

        At December 31, 2013, future principal payments of long-term debt are as follows (in thousands):

Year ended December 31—
2014	$2,000
2015	—
2016	—
2017	—
2018	—
Thereafter	—

$2,000

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense on notes to former owners	$97	$255	$795
Interest expense on borrowings and unused commitment fees	279	444	243
Letter of credit fees	731	667	622
Amortization of debt financing costs	244	229	226

Total	$1,351	$1,595	$1,886

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $0.7 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2013, we had no outstanding borrowings, $48.1 million in letters of credit outstanding, and $126.9 million of credit available.

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Long-Term Debt Obligations (Continued)

specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2013, the book value of these assets was approximately $69.5 million.

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

Net income including noncontrolling interests	$28,556
Income taxes—continuing operations	18,148
Interest expense, net	1,328
Depreciation and amortization expense	18,572
Stock compensation expense	3,974
Income taxes—discontinued operations	(119)
EBITDA attributable to noncontrolling interests	(2,342)
Pre-acquisition results of acquired companies, as defined under the Facility	—

Credit Facility Adjusted EBITDA	$68,117

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of December 31, 2013 was 0.03.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2013 was 10.88.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Long-Term Debt Obligations (Continued)

          Other Restrictions— The Facility permits acquisitions of up to $20.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $50.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

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

          We are in compliance with all of our financial covenants as of December 31, 2013.

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

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2013 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.59%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.20%
Eurodollar Rate Loan Option:
One-month LIBOR	0.20%
Six-month LIBOR	0.35%

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. Long-Term Debt Obligations (Continued)

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

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%
Letter of credit fees	1.25%	1.50%	1.75%	2.00%
Commitment fees on any portion of the Revolving Loan capacity not in use for borrowings or letters of credit at any given time	0.20%	0.25%	0.30%	0.35%

        We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.6% as of December 31, 2013.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of December 31, 2013 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        In conjunction with our acquisition of ColonialWebb in 2010, we acquired long-term debt related to an industrial revenue bond associated with its office building and warehouse. In July 2013, we paid the outstanding balance of $2.4 million. The weighted average interest rate on this variable rate debt as of the last day outstanding was approximately 0.21%.

        In addition, our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of December 31, 2013, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of December 31, 2013.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2013	2012	2011
Current—
Federal	$11,707	$5,679	$2,207
State and Puerto Rico	1,954	1,151	1,673

	13,661	6,830	3,880

Deferred—
Federal	3,254	2,897	(10,121)
State and Puerto Rico	1,233	318	778

	4,487	3,215	(9,343)

	$18,148	$10,045	$(5,463)

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2013	2012	2011
Income tax expense (benefit) at the statutory rate of 35%	$16,373	$7,539	$(13,278)
Changes resulting from—
State income taxes, net of federal tax effect	1,910	1,011	(1,972)
Increase (decrease) in valuation allowance	1,465	455	3,431
Increase (decrease) in tax contingency reserves	(145)	198	28
Increase (decrease) from noncontrolling interests	(450)	565	(118)
Non-deductible expenses	594	481	386
Domestic production activity deduction	(520)	(378)	—
Goodwill impairment	—	—	9,223
Purchase accounting adjustments	(472)	(210)	(2,992)
Other	(607)	384	(171)

	$18,148	$10,045	$(5,463)

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,660	$2,293
Stock compensation	2,165	2,444
Accrued liabilities and expenses	19,290	19,661
Net operating loss carryforwards	7,794	6,562
Other	613	1,017

Total deferred income tax assets	31,522	31,977

Deferred income tax liabilities—
Property and equipment	(6,660)	(5,357)
Long-term contracts	(671)	(306)
Goodwill	(3,364)	(1,124)
Intangible assets	(2,803)	(3,932)
Other	(947)	(1,131)

Total deferred income tax liabilities	(14,445)	(11,850)

Less—Valuation allowance	(7,605)	(6,140)

Net deferred income tax assets	$9,472	$13,987

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2012
Deferred income tax assets—
Prepaid expenses and other	$18,279	$19,952
Other noncurrent assets	1,472	2,324

Total deferred income tax assets	$19,751	$22,276

Deferred income tax liabilities—
Other current liabilities	$338	$335
Deferred income tax liabilities	9,941	7,954

Total deferred income tax liabilities	$10,279	$8,289

        As of December 31, 2013, we had $7.8 million of future tax benefits related to $106.4 million of available state and Puerto Rican net operating loss carryforwards ("NOLs") which expire between 2014 and 2033. A valuation allowance of $7.6 million has been recorded against net deferred tax assets of

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. Income Taxes (Continued)

state and Puerto Rico. We recorded an increase in valuation allowances of $1.5 million for the year ended December 31, 2013. Our deferred tax assets for Puerto Rico are fully valued. A deferred tax asset for state NOLs, net of related valuation allowance, of $1.6 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. A return to profitability in our entities with valuation allowances on their NOL's and deferred tax assets would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets. A sustained period of profitability could cause a change in our judgment of the remaining deferred tax assets. If that were to occur then it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.

        As of December 31, 2013 and 2012, approximately $0.3 million and $0.3 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. Total interest and penalties decreased $0.4 million during the year ended December 31, 2013. We recognized $0.4 million in interest during the year ended December 31, 2012. We had accrued approximately $0.3 million and $0.7 million for the payment of interest and penalties at December 31, 2013 and 2012, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2010 tax year forward and by various state authorities for the 2005 tax year forward.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$499	$696	$696
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(86)	(197)	—
Settlements	—	—	—

Balance at end of year	$413	$499	$696

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. Employee Benefit Plans (Continued)

wages. These contributions totaled $5.5 million in 2013, $5.2 million in 2012 and $5.1 million in 2011. Of these amounts, approximately $0.1 million was payable to the plans at December 31, 2013 and 2012.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2013 and 2012, we had 6 and 5 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2013, 2012 or 2011. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

        Certain individuals at one of our operations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.2 million and $3.0 million recorded as of December 31, 2013 and 2012, respectively.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $16.2 million, $15.2 million, and $12.0 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2013, 2012 and 2011 rent expense above are approximately $3.8 million, $3.4 million and $2.2 million of rent paid to these related parties, respectively.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2014	$10,453
2015	9,341
2016	7,844
2017	7,139
2018	6,040
Thereafter	8,422

$49,239

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

12. Commitments and Contingencies (Continued)

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

13. Stockholders' Equity

  2012 Equity Incentive Plan

        In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2013, there were 4.4 million shares available for issuance under this plan. The 2012 Plan will expire in May 2022. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

13. Stockholders' Equity (Continued)

time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 6.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.1 million shares for the year ended December 31, 2013 at an average price of $14.59 per share. Since the inception of the program in 2007 and as of December 31, 2013, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.00 per share.

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

        There were no anti-dilutive stock options for the year ended December 31, 2013 and approximately 1.0 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2012. Assuming dilution, approximately 0.7 million anti-dilutive stock options would have been excluded from the calculation of diluted EPS for the year ended December 31, 2011. The effect of 0.2 million of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2011, due to our net loss position in this period.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

13. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common shares outstanding, end of period(a)	37,578	37,069	37,050
Effect of using weighted average common shares outstanding	(333)	43	339

Shares used in computing earnings per share—basic	37,245	37,112	37,389
Effect of shares issuable under stock option plans based on the treasury stock method	183	87	—
Effect of contingently issuable restricted shares	108	60	—

Shares used in computing earnings per share—diluted	37,536	37,259	37,389

(a)
Excludes 0.1 million, 0.2 million and 0.4 million shares of unvested contingently issuable restricted stock outstanding for the years ended December 31, 2013, 2012 and 2011, respectively (see Note 14 "Stock-Based Compensation").

14. Stock-Based Compensation

        Under the 2012 Equity Incentive Plan (the "2012 Plan") grants of stock options, restricted stock and restricted stock units, and performance share units have been, and will be, determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $4.0 million, $2.8 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.5 million, $1.0 million and $1.3 million for each of the years ended December 31, 2013, 2012 and 2011. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

14. Stock-Based Compensation (Continued)

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2013		2012		2011
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,143	$11.59	1,056	$10.84	1,061	$9.58
Granted	156	$13.86	190	$11.19	142	$13.87
Exercised	(440)	$11.10	(103)	$3.20	(66)	$4.46
Forfeited	(1)	$13.87	—	$—	—	$—
Expired	—	$—	—	$—	(81)	$4.82

Outstanding at end of year	858	$12.24	1,143	$11.59	1,056	$10.84

Options exercisable at end of year	528		810		762

        The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.0 million, $0.8 million and $0.5 million, respectively. Stock options exercisable as of December 31, 2013 have a weighted-average remaining contractual term of 5.2 years and an aggregate intrinsic value of $4.0 million. As of December 31, 2013, we have 0.9 million options that are vested or expected to vest; these options have a weighted average exercise price of $12.24 per share, have a weighted-average remaining contractual term of 6.5 years and an aggregate intrinsic value of $6.1 million.

        The following table summarizes information about stock options outstanding at December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/13	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/13	Weighted- Average Exercise Price
$6.38 - $7.94	48	1.38	$6.40	48	$6.40
$10.73 - $12.90	447	6.31	$11.66	320	$11.84
$13.15 - $15.03	363	7.40	$13.73	160	$13.57

$6.38 - $15.03	858	6.50	$12.24	528	$11.88

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

14. Stock-Based Compensation (Continued)

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2013, 2012 and 2011 grants are shown in the table below:

	Year Ended December 31,
	2013	2012	2011
Weighted-average fair value per share of options granted	$5.06	$4.03	$5.04
Fair value assumptions:
Expected dividend yield	1.82%	1.86%	1.70%
Expected stock price volatility	46.6%	46.5%	44.2%
Risk-free interest rate	0.96%	1.17%	2.24%
Expected term	5.6 years	5.3 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2013, the unrecognized compensation cost related to stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options vested during the year ended December 31, 2013 was $0.7 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2013 and changes for the year ended December 31, 2013 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	333	$4.40
Granted	156	$5.06
Vested	(158)	$4.51
Forfeited	(1)	$5.04

Nonvested at December 31, 2013	330	$4.66

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

14. Stock-Based Compensation (Continued)

  Restricted Stock and Restricted Stock Units

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock and Restricted Stock Units	2013	2012	2011
Unvested at beginning of year	272	302	312
Granted	169	224	231
Vested	(240)	(254)	(241)
Forfeited	(2)	—	—

Unvested at end of year	199	272	302

        Approximately $1.1 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the year ended December 31, 2013 was $3.1 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2013, 2012 and 2011 was $13.57, $10.78 and $11.29, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $3.1 million and $2.6 million, respectively.

  Performance Stock Units

        Under the 2012 Plan, we granted dollar-denominated performance vesting restricted stock units ("PSUs") which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our board of directors (EPS). Depending on the Company's performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company's common stock at the end of the performance period, at our discretion.

        Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record an accrued expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. During 2013, the vesting criteria was set for both 2013 and 2012 grants. There were no performance stock unit grants in 2011. The calculated fair market value as of December 31, 2013 is $2.4 million. The accrued expense related to performance stock units as of December 31, 2013 is $0.9 million. Approximately $1.5 million of compensation expense related to

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

14. Stock-Based Compensation (Continued)

performance stock units will be recognized over a weighted-average period of 1.1 years. No awards vested during the year ended December 31, 2013.

        We generally issue treasury shares for stock compensation purposes, unless treasury shares are not available.

15. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2013 and 2012 is summarized as follows (in thousands, except per share data):

	2013
	Q1	Q2	Q3(a)	Q4
Revenue	$325,890	$351,053	$349,989	$330,340
Gross profit	51,467	59,967	67,021	61,428
Operating income	5,086	14,379	17,734	9,059
Income from continuing operations	2,749	8,314	11,637	5,932
Income (loss) from discontinued operations, net of tax	(54)	—	(25)	3
Net income including noncontrolling interests	2,695	8,314	11,612	5,935
Less: Net income attributable to noncontrolling interests	163	552	233	339
Net income attributable to Comfort Systems USA, Inc.	2,532	7,762	11,379	5,596
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.07	$0.21	$0.31	$0.15
Income from discontinued operations	—	—	—	—

Net income	$0.07	$0.21	$0.31	$0.15

Diluted—
Income from continuing operations	$0.07	$0.21	$0.30	$0.15
Income from discontinued operations	—	—	—	—

Net income	$0.07	$0.21	$0.30	$0.15

Net cash provided by (used in) operating activities	$(10,351)	$6,700	$27,433	$14,641

(a)
Included in unaudited quarterly results of operations for the third quarter of 2013 is the correction of prior period accounting errors which resulted in net after-tax income of approximately $1.3 million, or $0.03 per diluted share. Refer to Footnote 2 for additional disclosure.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

15. Quarterly Results of Operations (Unaudited) (Continued)

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2013 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2013 and such information is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 44 of this annual report on Form 10-K and is incorporated herein by reference.

(2)
Financial Statement Schedules:

          None.

(b)
Exhibits

  Reference is made to the Index of Exhibits immediately following the signature page thereof, which is incorporated herein by reference.

(c)
Excluded financial statements:

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
By:	/s/ BRIAN E. LANE Brian E. Lane President and Chief Executive Officer

Date: February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN E. LANE Brian E. Lane	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2014
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
William F. Murdy	Chairman of the Board	February 27, 2014
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 27, 2014
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 27, 2014
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 27, 2014

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 27, 2014
/s/ FRANKLIN MYERS Franklin Myers	Director	February 27, 2014
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 27, 2014
/s/ CONSTANCE E. SKIDMORE Constance E. Skidmore	Director	February 27, 2014
/s/ VANCE W. TANG Vance W. Tang	Director	February 27, 2014
/s/ ROBERT D. WAGNER, JR. Robert D. Wagner, Jr.	Director	February 27, 2014

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.21	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.22	2012 Equity Incentive Plan	A	Proxy Statement April 9, 2012
*10.23	2012 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2012
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10-Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8-K
*10.26	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.3	March 22, 2013 Form 8-K

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.28	Letter Agreement between the Company and James Mylett		Filed Herewith
*10.29	Form of Change in Control Agreement (2013)		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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