Form 10-Q
period 2014-03-31
COMFORT SYSTEMS USA INC
filed 2014-04-30
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        The number of shares outstanding of the issuer's common stock as of April 23, 2014 was 37,673,069 (excluding treasury shares of 3,450,296).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,650	$52,054
Accounts receivable, less allowance for doubtful accounts of $4,439 and $4,460, respectively	263,165	267,470
Other receivables	14,278	16,373
Inventories	8,893	8,430
Prepaid expenses and other	24,313	24,209
Costs and estimated earnings in excess of billings	32,608	28,122
Assets related to discontinued operations	265	339

Total current assets	384,172	396,997
PROPERTY AND EQUIPMENT, NET	47,769	46,861
GOODWILL	114,588	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	36,504	37,383
OTHER NONCURRENT ASSETS	5,811	5,993

Total assets	$588,844	$601,822

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes to former owners	$2,000	$2,000
Accounts payable	96,779	100,825
Accrued compensation and benefits	37,630	44,093
Billings in excess of costs and estimated earnings	58,407	64,588
Accrued self-insurance expense	30,110	29,398
Other current liabilities	25,823	28,168
Liabilities related to discontinued operations	339	366

Total current liabilities	251,088	269,438
LONG-TERM DEBT	7,000	—
DEFERRED INCOME TAX LIABILITIES	8,936	9,941
OTHER LONG-TERM LIABILITIES	8,068	8,421

Total liabilities	275,092	287,800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,469,874 and 3,488,438 shares, respectively	(37,415)	(37,468)
Additional paid-in capital	318,807	318,123
Retained earnings	13,073	14,768

Comfort Systems USA, Inc. stockholders' equity	294,876	295,834
Noncontrolling interests	18,876	18,188

Total stockholders' equity	313,752	314,022

Total liabilities and stockholders' equity	$588,844	$601,822

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE	$321,381	$325,890
COST OF SERVICES	269,232	274,423

Gross profit	52,149	51,467
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50,385	46,520
GAIN ON SALE OF ASSETS	(133)	(139)

Operating income	1,897	5,086
OTHER INCOME (EXPENSE):
Interest income	11	7
Interest expense	(336)	(338)
Changes in the fair value of contingent earn-out obligations	130	(27)
Other	68	64

Other income (expense)	(127)	(294)

INCOME BEFORE INCOME TAXES	1,770	4,792
INCOME TAX EXPENSE	692	2,043

INCOME FROM CONTINUING OPERATIONS	1,078	2,749
Loss from discontinued operations, net of income tax benefit of $10 and $39	(15)	(54)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	1,063	2,695
Less: Net income attributable to noncontrolling interests	688	163

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$375	$2,532

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.01	$0.07
Loss from discontinued operations	—	—

Net income	$0.01	$0.07

Diluted—
Income from continuing operations	$0.01	$0.07
Loss from discontinued operations	—	—

Net income	$0.01	$0.07

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,582	37,067

Diluted	37,890	37,333

DIVIDENDS PER SHARE	$0.055	$0.050

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	$41,123,365	$411	$(3,879,299)	$(41,012)	$317,534	$(6,528)	$16,901	$287,306
Net income	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	411	(3,488,438)	(37,468)	318,123	14,768	18,188	314,022
Net income (unaudited)	—	—	—	—	—	375	688	1,063
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	43,564	469	59	—	—	528
Issuance of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—	—
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	625	—	—	625
Dividends (unaudited)	—	—	—	—	—	(2,070)	—	(2,070)
Share repurchase (unaudited)	—	—	(25,000)	(416)	—	—	—	(416)

BALANCE AT MARCH 31, 2014 (unaudited)	41,123,365	$411	(3,469,874)	$(37,415)	$318,807	$13,073	$18,876	$313,752

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,063	$2,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,604	1,929
Depreciation expense	3,050	2,846
Bad debt expense	33	153
Deferred tax benefit	(1,622)	(1,122)
Amortization of debt financing costs	65	57
Gain on sale of assets	(133)	(139)
Changes in the fair value of contingent earn-out obligations	(130)	27
Stock-based compensation expense	1,431	927
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	7,330	(11,992)
Inventories	(393)	37
Prepaid expenses and other current assets	824	194
Costs and estimated earnings in excess of billings	(4,443)	(7,638)
Other noncurrent assets	182	122
Increase (decrease) in—
Accounts payable and accrued liabilities	(11,169)	147
Billings in excess of costs and estimated earnings	(6,181)	1,470
Other long-term liabilities	(295)	(64)

Net cash used in operating activities	(8,784)	(10,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,882)	(3,208)
Proceeds from sales of property and equipment	217	177
Proceeds from businesses sold	—	43
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(4,000)	—

Net cash used in investing activities	(7,665)	(2,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	7,000	—
Payments of dividends to shareholders	(2,067)	(1,853)
Share repurchase program	(416)	(145)
Excess tax benefit of stock-based compensation	(14)	—
Proceeds from exercise of options	542	15

Net cash provided by (used in) financing activities	5,045	(1,983)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,404)	(15,322)

CASH AND CASH EQUIVALENTS, beginning of period	52,054	40,757

CASH AND CASH EQUIVALENTS, end of period	$40,650	$25,435

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 48% of our consolidated 2014 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 52% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2014 revenue: HVAC 76%, plumbing 14%, building automation control systems 5% and other 5%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2013 (the "Form 10-K").

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

March 31, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended March 31,
	2014	2013
Interest	$261	$11
Income taxes	519	598

Total	$780	$609

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

March 31, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the three months ended March 31, 2014 our tax expense is $0.7 million with an effective tax rate of 39.1% as compared to tax expense of $2.0 million with an effective tax rate of 42.6% for the three months ended March 31, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to an increase in the valuation allowance (4.8%) and state income taxes (4.2%). These increases were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (1.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$40,650	$40,650	$—	$—
Life insurance—cash surrender value	$2,895	$—	$2,895	$—
Contingent earn-out obligations	$190	$—	$—	$190

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 41 employees with a combined face value of $38.9 million. The policy is invested in mutual funds and the fair value measurement is determined using level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $2.9 million as of March 31, 2014 and $2.9 million as of December 31, 2013. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

Balance at beginning of year	$320
Issuances	—
Settlements	—
Adjustments to fair value	(130)

Balance at end of period	$190

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

3. Fair Value Measurements (Continued)

impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        No acquisitions were completed in 2013. We completed one acquisition in the first quarter of 2014. This acquisition was not material and was "tucked-in" with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss for the three months ended March 31, 2014 and 2013 was less than $0.1 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$(27)
Pre-tax loss	$(25)	$(93)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of year	$114,588	$114,588
Additions	—	—

Balance at end of period	$114,588	$114,588

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		March 31, 2014		December 31, 2013
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$41,129	$(22,233)	$40,404	$(20,978)
Backlog	1 - 2	6,515	(6,515)	6,515	(6,515)
Noncompete agreements	2 - 7	2,890	(2,704)	2,890	(2,649)
Tradenames	2 - 25	23,695	(6,273)	23,695	(5,979)

Total		$74,229	$(37,725)	$73,504	$(36,121)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility	$7,000	$—
Notes to former owners	2,000	2,000

Total debt	9,000	2,000
Less—current portion	(2,000)	(2,000)

Total long-term portion of debt	$7,000	$—

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2014, we had $7.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $117.4 million of credit available.

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

March 31, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.50% as of March 31, 2014.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of March 31, 2014 was 0.14.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2014 was 10.19.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

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

        We are in compliance with all of our financial covenants as of March 31, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of March 31, 2014 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of March 31, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of March 31, 2014.

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

March 31, 2014

(Unaudited)

8. Commitments and Contingencies (Continued)

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

        There were no anti-dilutive stock options for the three months ended March 31, 2014 and approximately 0.5 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2013.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

9. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Common shares outstanding, end of period(a)	37,597	37,059
Effect of using weighted average common shares outstanding	(15)	8

Shares used in computing earnings per share—basic	37,582	37,067
Effect of shares issuable under stock option plans based on the treasury stock method	186	92
Effect of contingently issuable restricted shares	122	174

Shares used in computing earnings per share—diluted	37,890	37,333

(a)
Excludes 0.1 million and 0.2 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2014 and 2013, respectively.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the current quarter, we repurchased less than 0.1 million shares for approximately $0.4 million at an average price of $16.64 per share. Since the inception of the program in 2007 and as of March 31, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

10. Subsequent Event

        On April 7, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dyna Ten Corporation ("Dyna Ten") headquartered in Fort Worth, Texas. The transaction is currently scheduled to close on or about May 1, 2014 and is subject to customary closing conditions including approval by the shareholders of Dyna Ten. The aggregate Merger Consideration is $37.5 million payable in cash at closing, subject to certain post-closing adjustments, including calculations related to Dyna Ten's working capital requirements and the outcome of certain projects in process as of the closing date. This transaction is expected to be funded through our existing revolving credit facility and cash on hand. Initially Dyna Ten is expected to contribute annualized revenues of approximately $70 million to $80 million at profitability levels that are generally equal to or above those currently experienced by Comfort Systems USA operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $555,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of March 31, 2014, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	2,804	$316.2
$1 million - $5 million	270	650.1
$5 million - $10 million	51	352.9
$10 million - $15 million	17	205.4
Greater than $15 million	11	224.2

Total	3,153	$1,748.8

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012, with 2013 activity levels stable compared to recent years. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, we currently have modest indebtedness under our revolving credit facility and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until July 2018. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last fifteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

        Employee Medical—We have two medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

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

        We currently perform our annual impairment assessment as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment assessment at the reporting unit level.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2014	%	2013	%
Revenue	$321,381	100.0%	$325,890	100.0%
Cost of services	269,232	83.8%	274,423	84.2%

Gross profit	52,149	16.2%	51,467	15.8%
Selling, general and administrative expenses	50,385	15.7%	46,520	14.3%
Gain on sale of assets	(133)	—	(139)	—

Operating income	1,897	0.6%	5,086	1.6%
Interest income	11	—	7	—
Interest expense	(336)	(0.1)%	(338)	(0.1)%
Changes in the fair value of contingent earn-out obligations	130	—	(27)	—
Other income (expense)	68	—	64	—

Income before income taxes	1,770	0.6%	4,792	1.5%
Income tax expense	692		2,043

Income from continuing operations	1,078		2,749
Loss from discontinued operations, net of tax	(15)		(54)

Net income including noncontrolling interests	1,063	0.3%	2,695	0.8%
Less: Net income attributable to noncontrolling interests	688		163

Net income attributable to Comfort Systems USA, Inc.	$375		$2,532

        We had 36 operating locations as of December 31, 2013. We completed one acquisition in the first quarter of 2014. This acquisition was not material and was "tucked-in" with existing operations. As of March 31, 2014, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date.

        Revenue—Revenue decreased $4.5 million, or 1.4%, to $321.4 million for the first quarter of 2014 compared to the same period in 2013. The decrease is primarily from both the education ($13.8 million) and healthcare sectors ($12.8 million) which showed noticeable activity declines. These decreases were partially offset by a revenue upturn in the majority of other markets, specifically the office buildings, multi-family and manufacturing sectors which combined for an approximate $18.0 million revenue increase.

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

        Backlog as of March 31, 2014 was $612.3 million, a 1.4% increase from December 31, 2013 backlog of $603.6 million, and a 3.0% decrease from March 31, 2013 backlog of $631.1 million. Sequential backlog increased primarily due to one of our Texas operations ($10.3 million) which had increased project bookings. The year-over-year backlog decrease was primarily due to our Arizona and California operations ($43.3 million) which both performed a significant amount of project work during the year. This decrease was partially offset by an increase at our Wisconsin operation ($20.2 million) due to a large increase in project bookings.

        Following the three year period of industry activity declines from 2001 through 2003 noted previously, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 through 2012 with activity levels stabilizing in 2013. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        Gross Profit—Gross profit increased $0.7 million, or 1.3%, to $52.1 million for the first quarter of 2014 as compared to the same period in 2013. Gross profit was negatively affected by an underperforming project at our Southern California operation ($1.6 million). However, the decline was more than offset by improved profitability at our EAS operation in 2014 (approximately $0.8 million) as well as improved experience in our risk management claims (approximately $1.5 million). As a percentage of revenue, gross profit increased from 15.8% in 2013 to 16.2% in 2014.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $3.9 million, or 8.3%, to $50.4 million for the first quarter of 2014 as compared to 2013. Excluding amortization expense, SG&A increased $4.1 million, or 9.1%. This increase is primarily due to ongoing investment in service growth, combined with additional investment in information technology; specifically resulting in higher salary expense ($2.1 million), training costs ($0.8 million) and license expenses ($0.4 million) in these areas. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A increased from 14.3% in 2013 to 15.7% in 2014 primarily due to the factors discussed above.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
SG&A	$50,385	$46,520
Less: Amortization expense	(1,604)	(1,789)

SG&A, excluding amortization expense	$48,781	$44,731

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations increased $0.2 million for the first quarter of 2014 to $0.1 million. The primary reason for the increase is a reduction of estimated future cash flows in 2014 related to the 2010 acquisition of ColonialWebb. At the time that we valued our contingent obligations for this acquisition we did not anticipate the duration of weak market conditions and as a result the initial value of the earnout payments was higher than what we currently expect to incur. Based on updated measurements in the first quarter of 2014, this change in estimate resulted in a writedown of the remaining $0.1 million earn-out obligation.

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

        For the three months ended March 31, 2014 our tax expense is $0.7 million with an effective tax rate of 39.1% as compared to tax expense of $2.0 million with an effective tax rate of 42.6% for the three months ended March 31, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to an increase in the valuation allowance (4.8%) and state income taxes (4.2%). These increases were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (1.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2014 will be between 35% and 42%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss for the three months ended March 31, 2014 and 2013 was less than $0.1 million, respectively, and has been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $0.5 million to $0.7 million for the first quarter of 2014 as compared to the same quarter in 2013. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased margins on jobs performed in the current quarter.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to affect our industry in 2014 with the overall activity remaining at levels similar to recent years, however, we expect that over the next several quarters demand for non-residential construction is likely to gradually increase in a majority of our markets. Our backlog is steady, remaining at solid levels in light of ongoing industry conditions. Our primary emphasis for the remainder of 2014 will be on execution, including a focus on cost discipline and efficient project performance, and we are investing in service growth. Based on our backlog, and in light of economic conditions for our industry, we expect that revenues will continue at the levels that we have experienced in recent years, and that 2014 profitability will be comparable to the improved levels of 2013.

Liquidity and Capital Resources (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(8,784)	$(10,351)
Investing activities	(7,665)	(2,988)
Financing activities	5,045	(1,983)

Net decrease in cash and cash equivalents	$(11,404)	$(15,322)

Free cash flow:
Cash used in operating activities	$(8,784)	$(10,351)
Purchases of property and equipment	(3,882)	(3,208)
Proceeds from sales of property and equipment	217	177

Free cash flow	$(12,449)	$(13,382)

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

        Cash Used in Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

        Cash used in operating activities during the first quarter of 2014 was $8.8 million compared with $10.4 million during 2013. The $1.6 million decrease in cash used in operations primarily relates to a decrease in receivable balances in the current quarter which provided cash of $7.3 million compared to an increase of receivable balances in the first quarter of 2013 which used cash of $12.0 million. This difference was due to the timing of customer billings and payments. This decrease in cash used was partially offset by an increase in cash used for accounts payable and accrued liabilities of $11.3 million which relates to the timing of vendor payments and increased bonus payments.

        Cash Used in Investing Activities—During the first quarter of 2014, cash used for investing activities was $7.7 million compared to $3.0 million during the first quarter of 2013. The $4.7 million increase in cash used primarily relates to deferred purchase price costs related to previous acquisitions which we completed in 2012 and 2011 ($2.5 million). In addition, we completed a small acquisition in the current quarter whereas no acquisitions were completed throughout 2013 ($1.5 million).

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $5.0 million for the first quarter of 2014 compared to cash used in financing activities of $2.0 million during the first quarter of 2013. The primary reason for this $7.0 million difference was due to $7.0 million of net borrowings during the current quarter which we did not have in the first quarter of 2013.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares for approximately $0.4 million and less than 0.1 million shares for approximately $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Since the inception of the program in 2007 and as of March 31, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

  Debt

  Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. As of March 31, 2014, we had $7.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $117.4 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.50% as of March 31, 2014.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of March 31, 2014 was 0.14.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2014 was 10.19.

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

        We are in compliance with all of our financial covenants as of March 31, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $2.0 million as of March 31, 2014 and bear interest, payable annually, at a weighted average interest rate of 3.3%. The maturity date of the outstanding balance is July 2014.

  Other Debt

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires June 30, 2014. As of March 31, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of March 31, 2014.

  Outlook

        We have generated positive net free cash flow for the last fifteen calendar years, much of which occurred during challenging economic and industry conditions. We also expect to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of March 31, 2014 (in thousands):

	Twelve Months Ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Notes to former owners	$2,000	$—	$—	$—	$—	$—	$2,000
Revolving credit facility	—	—	—	—	7,000	—	7,000
Interest payable	282	245	245	245	245	—	1,262
Operating lease obligations	9,958	9,147	7,706	6,954	5,503	7,363	46,631

Total	$12,240	$9,392	$7,951	$7,199	$12,748	$7,363	$56,893

        As of March 31, 2014, we have $50.6 million in letter of credit commitments, of which $28.2 million will expire in 2014 and $22.4 million will expire in 2015. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2014, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2014:

	Twelve Months Ended March 31,
							Fair Value
	2015	2016	2017	2018	2019	Thereafter
Fixed Rate Debt	$2,000	$—	$—	$—	$—	$—	$2,000
Average Interest Rate	3.3%	—	—	—	—	—	3.3%
Variable Rate Debt	$—	$—	$—	$—	$7,000	$—	$7,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 3.50% as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased less than 0.1 million shares for approximately $0.4 million and less than 0.1 million shares for approximately $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Since the inception of the program in 2007 and as of March 31, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

        During the quarter ended March 31, 2014, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	6,017,214	583,323
February 1 - February 28	—	$—	6,017,214	583,323
March 1 - March 31	25,000	$16.64	6,042,214	558,323

	25,000	$16.64	6,042,214	558,323

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

Item 6.    Exhibits

*10.1	Summary of 2014 Incentive Compensation Plan.
*10.2	Form of 2014 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 21, 2014).
*10.3	Form of 2014 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on March 21, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
April 30, 2014	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
April 30, 2014	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
April 30, 2014	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer