Form 10-Q
period 2014-06-30
COMFORT SYSTEMS USA INC
filed 2014-07-30
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        The number of shares outstanding of the issuer's common stock as of July 22, 2014 was 37,748,396 (excluding treasury shares of 3,374,969).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,759	$52,054
Accounts receivable, less allowance for doubtful accounts of $4,166 and $4,460, respectively	290,589	267,470
Other receivables	11,143	16,373
Inventories	9,084	8,430
Prepaid expenses and other	24,258	24,209
Costs and estimated earnings in excess of billings	38,352	28,122
Assets related to discontinued operations	311	339

Total current assets	423,496	396,997
PROPERTY AND EQUIPMENT, NET	52,086	46,861
GOODWILL	138,364	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	48,319	37,383
OTHER NONCURRENT ASSETS	5,846	5,993

Total assets	$668,111	$601,822

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes to former owners	$—	$2,000
Current maturities of capital lease obligations	289	—
Accounts payable	108,359	100,825
Accrued compensation and benefits	41,993	44,093
Billings in excess of costs and estimated earnings	73,774	64,588
Accrued self-insurance expense	29,833	29,398
Other current liabilities	25,669	28,168
Liabilities related to discontinued operations	317	366

Total current liabilities	280,234	269,438
LONG-TERM DEBT	52,000	—
LONG-TERM CAPITAL LEASE OBLIGATIONS	614	—
DEFERRED INCOME TAX LIABILITIES	9,099	9,941
OTHER LONG-TERM LIABILITIES	9,395	8,421

Total liabilities	351,342	287,800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,374,969 and 3,488,438 shares, respectively	(36,569)	(37,468)
Additional paid-in capital	319,213	318,123
Retained earnings	15,402	14,768

Comfort Systems USA, Inc. stockholders' equity	298,457	295,834
Noncontrolling interests	18,312	18,188

Total stockholders' equity	316,769	314,022

Total liabilities and stockholders' equity	$668,111	$601,822

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE	$362,801	$351,053	$684,182	$676,943
COST OF SERVICES	300,942	291,086	570,174	565,509

Gross profit	61,859	59,967	114,008	111,434
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50,573	45,699	100,958	92,219
GOODWILL IMPAIRMENT	727	—	727	—
GAIN ON SALE OF ASSETS	(89)	(111)	(222)	(250)

Operating income	10,648	14,379	12,545	19,465
OTHER INCOME (EXPENSE):
Interest income	2	7	13	14
Interest expense	(462)	(347)	(798)	(685)
Changes in the fair value of contingent earn-out obligations	(130)	(27)	—	(54)
Other	24	37	92	101

Other income (expense)	(566)	(330)	(693)	(624)

INCOME BEFORE INCOME TAXES	10,082	14,049	11,852	18,841
INCOME TAX EXPENSE	3,746	5,735	4,438	7,778

INCOME FROM CONTINUING OPERATIONS	6,336	8,314	7,414	11,063
Loss from discontinued operations, net of income tax benefit of $—, $—, $(10) and $(39)	—	—	(15)	(54)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	6,336	8,314	7,399	11,009
Less: Net income attributable to noncontrolling interests	1,935	552	2,623	715

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$4,401	$7,762	$4,776	$10,294

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.12	$0.21	$0.13	$0.28
Loss from discontinued operations	—	—	—	—

Net income	$0.12	$0.21	$0.13	$0.28

Diluted—
Income from continuing operations	$0.12	$0.21	$0.13	$0.28
Loss from discontinued operations	—	—	—	—

Net income	$0.12	$0.21	$0.13	$0.28

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,706	37,190	37,644	37,128

Diluted	37,880	37,365	37,914	37,349

DIVIDENDS PER SHARE	$0.055	$0.05	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	$41,123,365	$411	$(3,879,299)	$(41,012)	$317,534	$(6,528)	$16,901	$287,306
Net income	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	411	(3,488,438)	(37,468)	318,123	14,768	18,188	314,022
Net income (unaudited)	—	—	—	—	—	4,776	2,623	7,399
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	64,119	692	108	—	—	800
Issuance of restricted stock (unaudited)	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	131	—	—	131
Stock-based compensation (unaudited)	—	—	—	—	2,094	—	—	2,094
Dividends (unaudited)	—	—	—	—	—	(4,142)	—	(4,142)
Distribution to noncontrolling interest (unaudited)	—	—	—	—	—	—	(2,499)	(2,499)
Share repurchase (unaudited)	—	—	(31,037)	(505)	—	—	—	(505)

BALANCE AT JUNE 30, 2014 (unaudited)	41,123,365	$411	(3,374,969)	$(36,569)	$319,213	$15,402	$18,312	$316,769

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$6,336	$8,314	$7,399	$11,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,781	1,740	3,385	3,669
Depreciation expense	3,219	2,799	6,269	5,645
Goodwill impairment	727	—	727	—
Bad debt expense	202	(471)	235	(318)
Deferred tax expense (benefit)	(1)	1,598	(1,623)	476
Amortization of debt financing costs	65	58	130	115
Gain on sale of assets	(89)	(111)	(222)	(250)
Changes in the fair value of contingent earn-out obligations	130	27	—	54
Stock-based compensation expense	1,439	1,793	2,870	2,720
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(7,805)	(18,928)	(475)	(30,920)
Inventories	135	(50)	(258)	(13)
Prepaid expenses and other current assets	827	(83)	1,651	111
Costs and estimated earnings in excess of billings	(3,816)	4,528	(8,259)	(3,110)
Other noncurrent assets	(84)	127	98	249
Increase (decrease) in—
Accounts payable and accrued liabilities	9,167	4,595	(2,002)	4,742
Billings in excess of costs and estimated earnings	10,054	799	3,873	2,269
Other long-term liabilities	98	(35)	(197)	(99)

Net cash provided by (used in) operating activities	22,385	6,700	13,601	(3,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,452)	(4,029)	(8,334)	(7,237)
Proceeds from sales of property and equipment	323	325	540	502
Proceeds from businesses sold	—	—	—	43
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(47,359)	—	(51,359)	—

Net cash used in investing activities	(51,488)	(3,704)	(59,153)	(6,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	45,000	—	52,000	—
Payments on other long-term debt	(2,000)	(2,000)	(2,000)	(2,000)
Debt financing costs	—	(552)	—	(552)
Payments of dividends to shareholders	(2,072)	(1,913)	(4,139)	(3,766)
Share repurchase program	(89)	(510)	(505)	(655)
Shares received in lieu of tax withholding	(531)	(622)	(531)	(622)
Excess tax benefit of stock-based compensation	119	243	105	243
Proceeds from exercise of options	284	269	826	284
Distributions to noncontrolling interests	(2,499)	—	(2,499)	—

Net cash provided by (used in) financing activities	38,212	(5,085)	43,257	(7,068)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,109	(2,089)	(2,295)	(17,411)

CASH AND CASH EQUIVALENTS, beginning of period	40,650	25,435	52,054	40,757

CASH AND CASH EQUIVALENTS, end of period	$49,759	$23,346	$49,759	$23,346

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 45% of our consolidated 2014 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 55% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2014 revenue: HVAC 75%, plumbing 15%, building automation control systems 6% and other 4%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

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

June 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest	$623	$509	$884	$520
Income taxes	405	2,525	924	3,123

Total	$1,028	$3,034	$1,808	$3,643

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

June 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the six months ended June 30, 2014 our tax expense is $4.4 million with an effective tax rate of 37.4% as compared to tax expense of $7.8 million with an effective tax rate of 41.3% for the six months ended June 30, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.4%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) and losses in a foreign jurisdiction subject to a lower tax rate (2.9%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

  Recent Accounting Pronouncements

        In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not believe this pronouncement will have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

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

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$49,759	$49,759	$—	$—
Life insurance—cash surrender value	$2,972	$—	$2,972	$—
Contingent earn-out obligations	$520	$—	$—	$520

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 41 employees with a combined face value of $38.9 million. The policy is invested in mutual funds and the fair value measurement is determined using level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.0 million as of June 30, 2014 and $2.9 million as of December 31, 2013. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

June 30, 2014

(Unaudited)

3. Fair Value Measurements (Continued)

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$320
Issuances	200
Settlements	—
Adjustments to fair value	—

Balance at end of period	$520

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the quarter ended June 30, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed two acquisitions in the second quarter of 2014, one of which was "tucked-in" with existing operations and the second reports as a separate operating location in northern Texas. The acquisition date fair value of consideration transferred for the operation in northern Texas was $40.2 million, of which $30.4 million was allocated to goodwill and identifiable intangible assets. We completed one acquisition in the first quarter of 2014 which was "tucked-in" with existing operations. No acquisitions were completed in 2013. The completed acquisitions were not material, individually or in the aggregate. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended June 30, 2014 and 2013, respectively. The after tax loss for the six months ended June 30, 2014 and 2013 was less than $0.1 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5. Discontinued Operations (Continued)

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$12	$49	$12	$22
Pre-tax loss	$—	$—	$(25)	$(93)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of year	$114,588	$114,588
Additions	24,503	—
Impairment adjustment	(727)	—

Balance at end of period	$138,364	$114,588

        We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in California could no longer support the related goodwill balance. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		June 30, 2014		December 31, 2013
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$48,725	$(23,520)	$40,404	$(20,978)
Backlog	1 - 2	1,600	(117)	6,515	(6,515)
Noncompete agreements	2 - 7	2,890	(2,758)	2,890	(2,649)
Tradenames	2 - 25	28,095	(6,596)	23,695	(5,979)

Total		$81,310	$(32,991)	$73,504	$(36,121)

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility	$52,000	$—
Notes to former owners	—	2,000

Total debt	52,000	2,000
Less—current portion	—	(2,000)

Total long-term portion of debt	$52,000	$—

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2014, we had $52.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $72.4 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.50% as of June 30, 2014.

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

June 30, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of June 30, 2014 was 0.77.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2014 was 24.84.

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

        We are in compliance with all of our financial covenants as of June 30, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

  Other Debt

        Our majority owned subsidiary, EAS, had a revolving $2.5 million credit line that was available for temporary working capital needs and expired June 30, 2014. This line of credit was not renewed until July 29, 2014 and expires July 31, 2015. The terms and conditions under the renewed agreement are substantially consistent with the previously existing agreement.

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

June 30, 2014

(Unaudited)

8. Commitments and Contingencies (Continued)

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

        There were no anti-dilutive stock options for the six months ended June 30, 2014. There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended June 30, 2014. There were approximately 0.3 million and 0.4 million of anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013, respectively.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares outstanding, end of period(a)	37,748	37,257	37,748	37,257
Effect of using weighted average common shares outstanding	(42)	(67)	(104)	(129)

Shares used in computing earnings per share—basic	37,706	37,190	37,644	37,128
Effect of shares issuable under stock option plans based on the treasury stock method	144	121	165	107
Effect of contingently issuable restricted shares	30	54	105	114

Shares used in computing earnings per share—diluted	37,880	37,365	37,914	37,349

(a)
Excludes 0.1 million shares of unvested contingently issuable restricted stock outstanding as of June 30, 2013.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

9. Stockholders' Equity (Continued)

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2014, we repurchased less than 0.1 million shares for approximately $0.5 million at an average price of $16.29 per share. Since the inception of the program in 2007 and as of June 30, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

10. Subsequent Event

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019. The terms, covenants and conditions of the amended agreement are substantially consistent with the previously existing agreement.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $493,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of June 30, 2014, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,601	$390.5
$1 million - $5 million	310	713.6
$5 million - $10 million	53	372.5
$10 million - $15 million	15	180.9
Greater than $15 million	16	311.3

Total	3,995	$1,968.8

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the three year period of 2001 to 2003, expanded moderately during 2004 and 2005, and was strong over the three year period from 2006 to 2008. We experienced significant industry activity declines over the four year period from 2009 to 2012, with 2013 and 2014 activity levels stable at the low levels of the preceding years. During the periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses, and our indirect project and service overhead costs. We believe our efforts in these areas partially offset the decline in our profitability over that period.

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

        As discussed at greater length in "Results of Operations" below, we have seen declining and lower activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2014 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management, and on service performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Revenue	$362,801	100.0%	$351,053	100.0%	$684,182	100.0%	$676,943	100.0%
Cost of services	300,942	82.9%	291,086	82.9%	570,174	83.3%	565,509	83.5%

Gross profit	61,859	17.1%	59,967	17.1%	114,008	16.7%	111,434	16.5%
Selling, general and administrative expenses	50,573	13.9%	45,699	13.0%	100,958	14.8%	92,219	13.6%
Goodwill impairment	727	0.2%	—	—	727	0.1%	—	—
Gain on sale of assets	(89)	—	(111)	—	(222)	—	(250)	—

Operating income	10,648	2.9%	14,379	4.1%	12,545	1.8%	19,465	2.9%
Interest income	2	—	7	—	13	—	14	—
Interest expense	(462)	(0.1)%	(347)	(0.1)%	(798)	(0.1)%	(685)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(130)	—	(27)	—	—	—	(54)	—
Other income (expense)	24	—	37	—	92	—	101	—

Income before income taxes	10,082	2.8%	14,049	4.0%	11,852	1.7%	18,841	2.8%
Income tax expense	3,746		5,735		4,438		7,778

Income from continuing operations	6,336		8,314		7,414		11,063
Loss from discontinued operations, net of tax	—		—		(15)		(54)

Net income including noncontrolling interests	6,336	1.7%	8,314	2.4%	7,399	1.1%	11,009	1.6%
Less: Net income attributable to noncontrolling interests	1,935	0.5%	552	0.2%	2,623	0.4%	715	0.1%

Net income attributable to Comfort Systems USA, Inc.	$4,401		$7,762		$4,776		$10,294

        We had 36 operating locations as of December 31, 2013. We completed one acquisition in the first quarter of 2014. This acquisition was not material and was "tucked-in" with existing operations. We completed two acquisitions in the second quarter of 2014, one of which was "tucked-in" with existing operations and the second reports as a separate operating location in northern Texas. As of June 30, 2014, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2014 to 2013, as described below, excludes two months of results for our northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $11.7 million, or 3.3%, to $362.8 million for the second quarter of 2014 compared to the same period in 2013. The increase included a 0.5% increase in revenue related to same-store activity and a 2.8% increase from acquisitions. The same-store revenue increase is primarily due to our Florida operations ($6.7 million) and one of our Virginia operations ($4.7 million) which performed a significant amount of project work during the current quarter as compared to the same quarter a year ago. This increase was partially offset by lower revenues at our Arizona operation ($7.2 million) as a result of less projects in progress in the current quarter compared to the same period in 2013.

        Revenue increased $7.2 million, or 1.1%, to $684.2 million for the first six months of 2014 compared to the same period in 2013. The increase was due to a 1.5% increase from acquisitions which was partially offset by a 0.4% decrease in revenue related to same-store activity. The same-store revenue decrease is primarily due to our Arizona operation ($11.2 million) which performed a significant amount of project work during the first six months of 2013 which has not reoccurred in 2014 due to its completion. This decrease was partially offset by higher revenues at one of our Florida operations ($8.8 million) which performed a significant amount of project work during the current quarter.

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

        Backlog as of June 30, 2014 was $673.7 million, a 10.0% increase from March 31, 2014 backlog of $612.3 million, and a 14.1% increase from June 30, 2013 backlog of $590.3 million. Sequential backlog increased 7.1% due to the acquisition of our northern Texas operation. Additionally, there was a 2.9% increase on a same-store basis primarily due to our Maryland operation ($13.6 million) which had increased project bookings during the current quarter. Our year-over-year backlog increased primarily due to the aforementioned acquisition ($43.3 million). In addition, a same-store increase of 6.8% was primarily due increased project bookings at our Wisconsin operation ($21.7 million) during the current year.

        Following the three year period of industry activity declines from 2001 through 2003, we saw modest year-over-year revenue increases at our ongoing operations beginning in mid-2003 and continuing throughout 2008. We experienced significant industry activity declines in 2009 through 2012 with activity levels stabilizing in 2013. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to remain flat over the next twelve months, particularly in the area of new construction.

        Gross Profit—Gross profit increased $1.9 million, or 3.2%, to $61.9 million for the second quarter of 2014 as compared to the same period in 2013. The increase included a $1.2 million, or 2.1%, increase related to the acquisition of our Northern Texas operation and a $0.7 million, or 1.1% increase on a same-store basis. The same-store increase in gross profit was primarily due to improved profitability at our EAS operation (approximately $3.1 million) offset by job underperformance at our Southern California operation (approximately $1.8 million). As a percentage of revenue, gross profit remained flat at 17.1% for the second quarter of 2014 and 2013.

        Gross profit increased $2.6 million, or 2.3%, to $114.0 million for the first six months of 2014 as compared to the same period in 2013. The increase included a $1.2 million, or 1.1%, increase related to the acquisition of our Northern Texas operation and a $1.4 million, or 1.2% increase on a same-store basis. The same-store increase in gross profit was primarily due to improved profitability in 2014 at our EAS operation (approximately $4.0 million) and improved market conditions which resulted in an increase in volumes at one of our smaller Virginia locations (approximately $1.2 million). This was partially offset by job underperformance at our Southern California operation (approximately $4.1 million). As a percentage of revenue, gross profit increased from 16.5% in 2013 to 16.7% in 2014 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $4.9 million, or 10.7%, to $50.6 million for the second quarter of 2014 as compared to the same period in 2013. On a same-store basis, excluding amortization expense, SG&A increased $3.9 million, or 8.8%. This increase is primarily due to higher compensation accruals ($1.5 million) related to an increase in salaries as a result of our increased investment in service growth and information technology, higher training costs ($1.0 million) and a $0.7 million increase in bad debt expense as a result of a $0.8 million gain recorded in the prior year as a result of a receivable settlement. Amortization expense decreased $0.1 million, or 4.4%. As a percentage of revenue, SG&A increased from 13.0% in 2013 to 13.9% in 2014 primarily due to the factors discussed above.

        SG&A increased $8.7 million, or 9.5%, to $101.0 million for the first six months of 2014 as compared to the same period in 2013. On a same-store basis, excluding amortization expense, SG&A increased $7.9 million, or 8.9%. This increase is primarily due to higher compensation accruals ($4.2 million) related to an increase in salaries primarily as a result of our increased investment in service growth and information technology, higher training costs ($2.1 million) and a $0.6 million increase in bad debt expense as a result of a $0.8 million gain recorded in the prior year as a result of a receivable settlement. Amortization expense decreased $0.3 million, or 7.4%. As a percentage of revenue, SG&A increased from 13.6% in 2013 to 14.8% in 2014 primarily due to the factors discussed above.

        We have included same-store SG&A, excluding amortization, because we believe it is an effective measure of comparative results of operations. However, same-store SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity's financial results, and accordingly, should not be considered an alternative to SG&A as shown in our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
SG&A	$50,573	$45,699	$100,958	$92,219
Less: SG&A from companies acquired	(1,079)	—	(1,079)	—
Less: Amortization expense	(1,664)	(1,740)	(3,268)	(3,529)

Same-store SG&A, excluding amortization expense	$47,830	$43,959	$96,611	$88,690

        Goodwill Impairment—We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in California could no longer support the related goodwill balance. No goodwill impairment was recorded in 2013.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $0.1 million for the second quarter of 2014 as compared to the same period in 2013. Based on updated measurements of estimated future cash flows for our EAS location, this change in estimate resulted in a $0.1 million increase of the fair value of the liability.

        Income from changes in the fair value of contingent earn-out obligations increased $0.1 million for the first six months of 2014 as compared to the same period in 2013. The primary reason for the increase is an overall reduction of estimated future cash flows in 2014 related to the 2010 acquisition of ColonialWebb. Based on updated measurements in the first quarter of 2014, this change in estimate resulted in a writedown of $0.1 million. This was offset in the second quarter of 2014, by changes to estimated future cash flows in 2014 related to the 2011 acquisition of EAS. This change in estimate resulted in an increase of $0.1 million to the EAS earn-out obligation.

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

        For the six months ended June 30, 2014 our tax expense is $4.4 million with an effective tax rate of 37.4% as compared to tax expense of $7.8 million with an effective tax rate of 41.3% for the six months ended June 30, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.4%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) and losses in a foreign jurisdiction subject to a lower tax rate (2.9%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2014 will be between 35% and 40%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended June 30, 2014 and 2013, respectively. The after tax loss for the six months ended June 30, 2014 and 2013 was less than $0.1 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $1.4 million to $1.9 million for the second quarter of 2014 as compared to the same quarter in 2013. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased margins on jobs performed in the current quarter.

        Net income attributable to noncontrolling interests increased $1.9 million to $2.6 million for the first six months of 2014 as compared to the same period in 2013. The increase was primarily due to higher earnings at EAS in the current year caused by increased margins on jobs performed in 2014.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to affect our industry in 2014, with the overall activity remaining at levels similar to recent years. Our backlog is steady, remaining at solid levels in light of ongoing industry conditions. Our primary emphasis for the remainder of 2014 will be on execution, including a focus on cost discipline and efficient project performance, and we are investing in service growth. Based on our backlog, and in light of economic conditions for our industry, we expect that revenues will continue at the levels that we have experienced in recent years. We expect that we will be solidly profitable for 2014, although our full year net profitability will be lower than we reported for 2013.

Liquidity and Capital Resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash provided by (used in):
Operating activities	$22,385	$6,700	$13,601	$(3,651)
Investing activities	(51,488)	(3,704)	(59,153)	(6,692)
Financing activities	38,212	(5,085)	43,257	(7,068)

Net increase (decrease) in cash and cash equivalents	$9,109	$(2,089)	$(2,295)	$(17,411)

Free cash flow:
Cash provided by (used in) operating activities	$22,385	$6,700	$13,601	$(3,651)
Purchases of property and equipment	(4,452)	(4,029)	(8,334)	(7,237)
Proceeds from sales of property and equipment	323	325	540	502

Free cash flow	$18,256	$2,996	$5,807	$(10,386)

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

        Cash provided by operating activities during the second quarter of 2014 was $22.4 million compared with $6.7 million during 2013. The $15.7 million increase in cash provided by operations is primarily due to receivables which had a positive impact of $11.1 million on the comparison of cash flows due to collections from ongoing project work and accounts payable and accrued liabilities also favorably changed by $4.6 million primarily related to the timing of vendor payments.

        Cash provided by operating activities during the first six months of 2014 was $13.6 million compared with $3.7 million of cash used in operating activities during 2013. The $17.3 million increase in cash provided by operations primarily relates to receivables which had a positive impact of $30.4 million on the comparison of cash flows due to collections from ongoing project work. This was partially offset by a $6.7 million negative impact on the comparison of cash flows in accounts payable and accrued liabilities and a $5.1 million negative impact on costs and estimated earnings in excess of billings due to the timing of customer billings and payments.

        Cash Used in Investing Activities—During the second quarter of 2014, cash used in investing activities was $51.5 million compared with the second quarter of 2013 at $3.7 million. The $47.8 million increase in cash used primarily relates to cash paid for the two acquisitions that were completed in the current quarter. No acquisitions were completed in 2013.

        Cash used in investing activities was $59.2 million for the first six months of 2014 compared to $6.7 million during 2013. The $52.5 million increase in cash used primarily relates to cash paid for the three acquisitions that were completed in the first six months of 2014. No acquisitions were completed in 2013.

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $38.2 million for the second quarter of 2014 compared to cash used in financing activities of $5.1 million during 2013. The most significant item affecting the comparison of our financing cash flows for these periods primarily relates to a net borrowing on the revolving line of credit in 2014 of $45.0 million compared to no activity on the revolving line of credit in 2013.

        Cash provided by financing activities was $43.3 million for the first six months of 2014 compared to cash used in financing activities of $7.1 million during 2013. The $50.4 million increase in cash provided by financing activities primarily relates to $52.0 million of net borrowings on the revolving line of credit in 2014 with no net borrowings in 2013.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2014, we repurchased less than 0.1 million shares for approximately $0.5 million at an average price of $16.29 per share. Since the inception of the program in 2007 and as of June 30, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

  Debt

  Revolving Credit Facility

        On June 25, 2013, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $125.0 million to $175.0 million. The Facility, which is available for borrowings and letters of credit, expires in July 2018 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2014, we had $52.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $72.4 million of credit available.

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019. The terms, covenants and conditions of the amended agreement are substantially consistent with the previously existing agreement.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.50% as of June 30, 2014.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 through December 31, 2014, 2.75 through December 31, 2015 and 2.50 through maturity. The leverage ratio as of June 30, 2014 was 0.77.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2014 was 24.84.

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

        We are in compliance with all of our financial covenants as of June 30, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million.

  Other Debt

        Our majority owned subsidiary, EAS, had a revolving $2.5 million credit line that was available for temporary working capital needs and expired June 30, 2014. This line of credit was not renewed until July 29, 2014 and expires July 31, 2015. The terms and conditions under the renewed agreement are substantially consistent with the previously existing agreement.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of June 30, 2014 (in thousands):

	Twelve Months Ended June 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$—	$52,000	$52,000
Capital lease obligations	289	205	205	204	—	—	903
Interest payable	1,820	1,820	1,820	1,820	1,820	—	9,100
Operating lease obligations	11,325	10,040	8,781	7,703	5,320	8,456	51,625

Total	$13,434	$12,065	$10,806	$9,727	$7,140	$60,456	$113,628

        As of June 30, 2014, we had $50.6 million in letter of credit commitments, of which $25.0 million will expire in 2014 and $25.6 million will expire in 2015. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2014, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        Other than the operating and capital lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2014:

	Twelve Months Ended June 30,
	2015	2016	2017	2018	2019	Thereafter	Fair Value
Variable Rate Debt	$—	$—	$—	$—	$—	$52,000	$52,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 3.5% as of June 30, 2014.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the quarter ended June 30,

2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. We did not recognize any other impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2014, we repurchased less than 0.1 million shares for approximately $0.5 million at an average price of $16.29 per share. Since the inception of the program in 2007 and as of June 30, 2014, we have repurchased a cumulative total of 6.0 million shares at an average price of $11.03 per share.

        During the quarter ended June 30, 2014, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	6,037	$14.86	6,048,251	552,286
May 1 - May 31	—	$—	6,048,251	552,286
June 1 - June 30	—	$—	6,048,251	552,286

	6,037	$14.86	6,048,251	552,286

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

Item 6.    Exhibits

10.1	Agreement and Plan of Merger, dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on April 9, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
July 30, 2014	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
July 30, 2014	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
July 30, 2014	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer