Form 10-Q
period 2014-09-30
COMFORT SYSTEMS USA INC
filed 2014-10-29
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        The number of shares outstanding of the issuer's common stock as of October 22, 2014 was 37,255,464 (excluding treasury shares of 3,867,901).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,882	$52,054
Accounts receivable, less allowance for doubtful accounts of $4,232 and $4,460, respectively	290,021	267,470
Other receivables	9,675	16,373
Inventories	8,937	8,430
Prepaid expenses and other	25,138	24,209
Costs and estimated earnings in excess of billings	32,069	28,122
Assets related to discontinued operations	278	339

Total current assets	410,000	396,997
PROPERTY AND EQUIPMENT, NET	55,708	46,861
GOODWILL	138,052	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	46,259	37,383
OTHER NONCURRENT ASSETS	6,387	5,993

Total assets	$656,406	$601,822

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of notes to former owners	$—	$2,000
Current maturities of capital lease obligations	328	—
Accounts payable	99,232	100,825
Accrued compensation and benefits	45,845	44,093
Billings in excess of costs and estimated earnings	72,856	64,588
Accrued self-insurance expense	30,466	29,398
Other current liabilities	29,973	28,168
Liabilities related to discontinued operations	283	366

Total current liabilities	278,983	269,438
LONG-TERM DEBT	42,000	—
LONG-TERM CAPITAL LEASE OBLIGATIONS	606	—
DEFERRED INCOME TAX LIABILITIES	7,167	9,941
OTHER LONG-TERM LIABILITIES	10,898	8,421

Total liabilities	339,654	287,800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,750,619 and 3,488,438 shares, respectively	(42,127)	(37,468)
Additional paid-in capital	319,659	318,123
Retained earnings	20,937	14,768

Comfort Systems USA, Inc. stockholders' equity	298,880	295,834
Noncontrolling interests	17,872	18,188

Total stockholders' equity	316,752	314,022

Total liabilities and stockholders' equity	$656,406	$601,822

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE	$370,145	$349,989	$1,054,327	$1,026,932
COST OF SERVICES	303,686	282,968	873,860	848,477

Gross profit	66,459	67,021	180,467	178,455
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	52,200	49,404	153,158	141,623
GOODWILL IMPAIRMENT	—	—	727	—
GAIN ON SALE OF ASSETS	(526)	(117)	(748)	(367)

Operating income	14,785	17,734	27,330	37,199
OTHER INCOME (EXPENSE):
Interest income	2	5	15	19
Interest expense	(561)	(347)	(1,359)	(1,032)
Changes in the fair value of contingent earn-out obligations	(210)	750	(210)	696
Other	12	83	104	184

Other income (expense)	(757)	491	(1,450)	(133)

INCOME BEFORE INCOME TAXES	14,028	18,225	25,880	37,066
INCOME TAX EXPENSE	4,649	6,588	9,087	14,366

INCOME FROM CONTINUING OPERATIONS	9,379	11,637	16,793	22,700
Loss from discontinued operations, net of income tax benefit of $—, $(18), $(10) and $(57)	—	(25)	(15)	(79)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	9,379	11,612	16,778	22,621
Less: Net income attributable to noncontrolling interests	1,774	233	4,397	948

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$7,605	$11,379	$12,381	$21,673

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.20	$0.31	$0.33	$0.58
Loss from discontinued operations	—	—	—	—

Net income	$0.20	$0.31	$0.33	$0.58

Diluted—
Income from continuing operations	$0.20	$0.30	$0.33	$0.58
Loss from discontinued operations	—	—	—	—

Net income	$0.20	$0.30	$0.33	$0.58

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,637	37,293	37,642	37,184

Diluted	37,924	37,631	37,917	37,444

DIVIDENDS PER SHARE	$0.055	$0.055	$0.165	$0.155

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	41,123,365	$411	(3,879,299)	$(41,012)	$317,534	$(6,528)	$16,901	$287,306
Net income	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	411	(3,488,438)	(37,468)	318,123	14,768	18,188	314,022
Net income (unaudited)	—	—	—	—	—	12,381	4,397	16,778
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	84,119	911	158	—	—	1,069
Issuance of restricted stock (unaudited)	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	133	—	—	133
Stock-based compensation (unaudited)	—	—	—	—	2,488	—	—	2,488
Dividends (unaudited)	—	—	—	—	—	(6,212)	—	(6,212)
Distribution to noncontrolling interest (unaudited)	—	—	—	—	—	—	(4,713)	(4,713)
Share repurchase (unaudited)	—	—	(426,687)	(6,282)	—	—	—	(6,282)

BALANCE AT SEPTEMBER 30, 2014 (unaudited)	41,123,365	$411	(3,750,619)	$(42,127)	$319,659	$20,937	$17,872	$316,752

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$9,379	$11,612	$16,778	$22,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	2,060	1,739	5,445	5,408
Depreciation expense	3,648	2,866	9,917	8,511
Goodwill impairment	—	—	727	—
Bad debt expense	532	(60)	767	(378)
Deferred tax expense (benefit)	(2,276)	692	(3,899)	1,168
Amortization of debt financing costs	83	65	213	180
Gain on sale of assets	(526)	(117)	(748)	(367)
Changes in the fair value of contingent earn-out obligations	210	(750)	210	(696)
Stock-based compensation expense	622	523	3,492	3,243
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	47	23,944	(428)	(6,976)
Inventories	147	315	(111)	302
Prepaid expenses and other current assets	1,104	(122)	2,755	(11)
Costs and estimated earnings in excess of billings	6,283	(886)	(1,976)	(3,996)
Other noncurrent assets	(52)	(186)	46	63
Increase (decrease) in—
Accounts payable and accrued liabilities	1,473	671	(529)	5,413
Billings in excess of costs and estimated earnings	(918)	(13,517)	2,955	(11,248)
Other long-term liabilities	2,065	644	1,868	545

Net cash provided by (used in) operating activities	23,881	27,433	37,482	23,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,033)	(5,234)	(15,367)	(12,471)
Proceeds from sales of property and equipment	692	64	1,232	566
Proceeds from businesses sold	—	—	—	43
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(2,845)	—	(54,204)	—

Net cash used in investing activities	(9,186)	(5,170)	(68,339)	(11,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	(10,000)	5,000	42,000	5,000
Payments on other long-term debt	—	(3,400)	(2,000)	(5,400)
Payments on capital lease obligations	(219)	—	(219)	—
Debt financing costs	(563)	—	(563)	(552)
Payments of dividends to shareholders	(2,070)	(2,052)	(6,209)	(5,818)
Share repurchase program	(5,777)	(1,177)	(6,282)	(1,832)
Shares received in lieu of tax withholding	—	8	(531)	(614)
Excess tax benefit of stock-based compensation	(7)	(17)	98	226
Proceeds from exercise of options	278	1,334	1,104	1,618
Distributions to noncontrolling interests	(2,214)	—	(4,713)	—

Net cash provided by (used in) financing activities	(20,572)	(304)	22,685	(7,372)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,877)	21,959	(8,172)	4,548

CASH AND CASH EQUIVALENTS, beginning of period	49,759	23,346	52,054	40,757

CASH AND CASH EQUIVALENTS, end of period	$43,882	$45,305	$43,882	$45,305

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 43% of our consolidated 2014 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 57% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2014 revenue: HVAC 74%, plumbing 16%, building automation control systems 6% and other 4%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing. Our operation in Southern California recorded a revision in contract estimate on a project in a loss position resulting in a writedown to this individual project for $2.2 million and $4.4 million, on a pre-tax basis, for the three and nine months ended September 30, 2014, respectively.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest	$197	$269	$1,081	$789
Income taxes	307	1,928	1,231	5,051

Total	$504	$2,197	$2,312	$5,840

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

        Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

        To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our consolidated statements of operations.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        For the nine months ended September 30, 2014 our tax expense is $9.1 million with an effective tax rate of 35.1% as compared to tax expense of $14.4 million with an effective tax rate of 38.8% for the nine months ended September 30, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.2%) and non-deductible expenses (1.7%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.5%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

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

September 30, 2014

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

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,882	$43,882	$—	$—
Life insurance—cash surrender value	$3,034	$—	$3,034	$—
Contingent earn-out obligations	$635	$—	$—	$635

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 41 employees with a combined face value of $38.9 million. The policy is invested in mutual funds and the fair value measurement is determined using level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.0 million as of September 30, 2014 and $2.9 million as of December 31, 2013. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

September 30, 2014

(Unaudited)

3. Fair Value Measurements (Continued)

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$320
Issuances	200
Settlements	(95)
Adjustments to fair value	210

Balance at end of period	$635

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        No acquisitions were completed in the third quarter of 2014. We completed two acquisitions in the second quarter of 2014, one of which was "tucked-in" with existing operations and the second reports as a separate operating location in northern Texas. The acquisition date fair value of consideration transferred for the operation in northern Texas was $40.2 million, of which $30.4 million was allocated to goodwill and identifiable intangible assets. We completed one acquisition in the first quarter of 2014 which was "tucked-in" with existing operations. No acquisitions were completed in 2013. The completed acquisitions were not material, individually or in the aggregate. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended September 30, 2014. The after tax loss for the three months ended September 30, 2013 was less than $0.1 million. The after tax loss for the nine months ended September 30, 2014 and 2013 was less than $0.1 million and $0.1 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense is allocated to discontinued operations.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5. Discontinued Operations (Continued)

        Revenue and pre-tax loss related to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$(5)	$—	$7	$22
Pre-tax loss	$—	$(43)	$(25)	$(136)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of year	$114,588	$114,588
Additions	24,191	—
Impairment adjustment	(727)	—

Balance at end of period	$138,052	$114,588

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

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		September 30, 2014		December 31, 2013
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	1 - 15	$48,825	$(24,829)	$40,404	$(20,978)
Backlog	1 - 2	1,600	(473)	6,515	(6,515)
Noncompete agreements	2 - 7	2,890	(2,813)	2,890	(2,649)
Tradenames	2 - 25	27,995	(6,936)	23,695	(5,979)

Total		$81,310	$(35,051)	$73,504	$(36,121)

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

7. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$42,000	$—
Notes to former owners	—	2,000

Total debt	42,000	2,000
Less—current portion	—	(2,000)

Total long-term portion of debt	$42,000	$—

  Revolving Credit Facility

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.5 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $222.1 million as of September 30, 2014. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $1.0 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2014, we had $42.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $129.5 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of September 30, 2014.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of September 30, 2014 was 0.68.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2014 was 18.15.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $60.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of September 30, 2014.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

7. Long-Term Debt Obligations (Continued)

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million.

  Other Debt

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of September 30, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of September 30, 2014.

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

        Surety market conditions remain challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we have strong surety relationships to support our bonding needs, current market conditions as well as changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

8. Commitments and Contingencies (Continued)

to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, including a significant amount of cash on our balance sheet, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

        There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014. There were no anti-dilutive stock options for the three and nine months ended September 30, 2013.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

9. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common shares outstanding, end of period(a)	37,373	37,296	37,373	37,296
Effect of using weighted average common shares outstanding	264	(3)	269	(112)

Shares used in computing earnings per share—basic	37,637	37,293	37,642	37,184
Effect of shares issuable under stock option plans based on the treasury stock method	129	245	153	153
Effect of contingently issuable restricted shares	158	93	122	107

Shares used in computing earnings per share—diluted	37,924	37,631	37,917	37,444

(a)
Excludes 0.1 million shares of unvested contingently issuable restricted stock outstanding as of September 30, 2013.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On October 24, 2014, the Board approved an extension to the program by increasing the shares authorized for repurchase by 1.0 million shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2014, we repurchased 0.4 million shares for approximately $6.3 million at an average price of $14.73 per share. Since the inception of the program in 2007 and as of September 30, 2014, we have repurchased a cumulative total of 6.4 million shares at an average price of $11.25 per share.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $491,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of September 30, 2014, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,798	$404.7
$1 million - $5 million	317	741.3
$5 million - $10 million	58	408.2
$10 million - $15 million	16	194.8
Greater than $15 million	16	313.8

Total	4,205	$2,062.8

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

        As a result of our continued strong emphasis on cash flow, we currently have modest indebtedness under our revolving credit facility and we have uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until October 2019. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are positive in light of our strong current results and financial position. We have generated positive free cash flow in each of the last fifteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we have seen declining and lower activity levels in our industry since late 2008 and we expect price competition to continue to be strong, as local and regional competitors respond cautiously to changing conditions. We will continue our efforts to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2014 will be on execution and cost control, and on maintaining activity levels that will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management; and we are investing in service growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Revenue	$370,145	100.0%	$349,989	100.0%	$1,054,327	100.0%	$1,026,932	100.0%
Cost of services	303,686	82.0%	282,968	80.9%	873,860	82.9%	848,477	82.6%

Gross profit	66,459	18.0%	67,021	19.1%	180,467	17.1%	178,455	17.4%
Selling, general and administrative expenses	52,200	14.1%	49,404	14.1%	153,158	14.5%	141,623	13.8%
Goodwill impairment	—	—	—	—	727	0.1%	—	—
Gain on sale of assets	(526)	(0.1)%	(117)	—	(748)	(0.1)%	(367)	—

Operating income	14,785	4.0%	17,734	5.1%	27,330	2.6%	37,199	3.6%
Interest income	2	—	5	—	15	—	19	—
Interest expense	(561)	(0.2)%	(347)	(0.1)%	(1,359)	(0.1)%	(1,032)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(210)	(0.1)%	750	0.2%	(210)	—	696	0.1%
Other income (expense)	12	—	83	—	104	—	184	—

Income before income taxes	14,028	3.8%	18,225	5.2%	25,880	2.5%	37,066	3.6%
Income tax expense	4,649		6,588		9,087		14,366

Income from continuing operations	9,379		11,637		16,793		22,700
Loss from discontinued operations, net of tax	—		(25)		(15)		(79)

Net income including noncontrolling interests	9,379	2.5%	11,612	3.3%	16,778	1.6%	22,621	2.2%
Less: Net income attributable to noncontrolling interests	1,774	0.5%	233	0.1%	4,397	0.4%	948	0.1%

Net income attributable to Comfort Systems USA, Inc.	$7,605		$11,379		$12,381		$21,673

        We had 36 operating locations as of December 31, 2013. We completed one acquisition in the first quarter of 2014. This acquisition was not material and was "tucked-in" with existing operations. We completed two acquisitions in the second quarter of 2014, one of which was "tucked-in" with existing operations and the second reports as a separate operating location in Northern Texas. No acquisitions were completed in the third quarter of 2014. As of September 30, 2014, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2014 to 2013, as described below, excludes five months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $20.2 million, or 5.8%, to $370.1 million for the third quarter of 2014 compared to the same period in 2013. The increase included a 0.7% increase in revenue related to same-store activity and a 5.1% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our Arkansas operations ($6.5 million), one of our Virginia operations ($4.2 million) and our Central Texas operations ($4.0 million) which performed a significant amount of project work for the institutional sector during the current quarter. This increase was partially offset by lower revenues at our Arizona operation ($11.2 million) as a result of less projects in progress in the current quarter compared to the same period in 2013.

        Revenue increased $27.4 million, or 2.7%, to $1,054.3 million for the first nine months of 2014 compared to the same period in 2013. Same-store activity remained flat while the 2.7% increase was driven by the acquisition of our Northern Texas operation. The same-store revenue increased primarily due to one of our Florida operations ($12.5 million) and one of our Virginia operations ($10.4 million) which both performed a significant amount of project work during the current year. This increase was offset primarily due to our Arizona operation ($22.4 million) which performed a significant amount of project work during the first nine months of 2013 which has not reoccurred in 2014 due to its completion.

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

        Backlog as of September 30, 2014 was $656.8 million, a 2.5% decrease from June 30, 2014 backlog of $673.7 million, and a 15.0% increase from September 30, 2013 backlog of $570.9 million. Sequential backlog decreased primarily due to our Wisconsin operation ($9.6 million), one of our Florida operations ($6.7 million) and our large operation headquartered in Virginia ($5.5 million) which had decreased project bookings during the current quarter. This was partially offset by increased bookings at our Colorado operation ($13.4 million). Our year-over-year backlog increased primarily due to the aforementioned acquisition ($38.3 million). In addition, a same-store increase of 8.3% was primarily due to increased project bookings at our Arkansas operation ($24.7 million) and our EAS operation ($17.9 million) during the current year.

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

        Gross Profit—Gross profit decreased $0.6 million, or 0.8%, to $66.5 million for the third quarter of 2014 as compared to the same period in 2013. The decrease included a $3.0 million, or 4.4% decrease related to same-store activity. This was partially offset by a $2.4 million, or 3.6%, increase related to the acquisition of our Northern Texas operation. The third quarter of 2013 included additional gross profit of $2.5 million related to a prior period accounting adjustment. The remaining same-store decrease related to lower level of construction projects at our Arizona operation ($2.0 million) and job underperformance at our Southern California operation ($1.9 million) which included a revision in contract estimate on a project in a loss position resulting in a $2.2 million writedown. Our EAS operation had increased gross profit of $4.0 million related to improved execution on its projects. As a percentage of revenue, gross profit decreased from 19.1% in the third quarter of 2013 to 18.0% in the third quarter of 2014 primarily due to the factors discussed above. Excluding the prior period adjustment, our gross profit percentage for the third quarter of 2013 would have been 18.6%.

        Gross profit increased $2.0 million, or 1.1%, to $180.5 million for the first nine months of 2014 as compared to the same period in 2013. The increase included a $3.6 million, or 2.0%, increase related to the acquisition of our Northern Texas operation and a $1.6 million, or 0.9%, decrease on a same-store basis. The same-store decrease in gross profit was primarily due to a decrease in project volume at our Arizona operation ($3.7 million) and job underperformance at our Southern California operation ($5.8 million) which included a revision in contract estimate on a project in a loss position resulting in a $4.4 million writedown. This was partially offset by an $8.0 million increase in profitability in 2014 at our EAS operation due to improved project execution. As a percentage of revenue, gross profit decreased from 17.4% in 2013 to 17.1% in 2014 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $2.8 million, or 5.7%, to $52.2 million for the third quarter of 2014 as compared to the same period in 2013. On a same-store basis, excluding amortization expense, SG&A increased $1.0 million, or 2.1%. This increase is primarily due to higher compensation expense ($1.2 million) as a result of our increased investment in service growth and information technology. Amortization expense remained relatively flat. As a percentage of revenue, SG&A remained flat at 14.1% in both 2013 and 2014 primarily due to the factors discussed above.

        SG&A increased $11.5 million, or 8.1%, to $153.2 million for the first nine months of 2014 as compared to the same period in 2013. On a same-store basis, excluding amortization expense, SG&A increased $8.9 million, or 6.5%. This increase is primarily due to higher compensation expense ($5.4 million) primarily as a result of our increased investment in service growth and information technology, higher training costs ($2.4 million) and a $1.1 million increase in bad debt expense as a result of a $0.8 million gain recorded in the prior year as a result of a receivable settlement. Amortization expense decreased $0.3 million, or 5.6%. As a percentage of revenue, SG&A increased from 13.8% in 2013 to 14.5% in 2014 primarily due to the factors discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
SG&A	$52,200	$49,404	$153,158	$141,623
Less: SG&A from companies acquired	(1,825)	—	(2,904)	—
Less: Amortization expense	(1,703)	(1,739)	(4,971)	(5,268)

Same-store SG&A, excluding amortization expense	$48,672	$47,665	$145,283	$136,355

        Goodwill Impairment—We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in Southern California could no longer support the related goodwill balance. No goodwill impairment was recorded in 2013.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $1.0 million for the third quarter of 2014 as compared to the same period in 2013. The primary reason for the decrease was an overall reduction of estimated future cash flows in the third quarter of 2013 related to the 2010 acquisition of ColonialWebb. This change in estimate was the result of a writedown of $0.8 million in 2013 which did not reoccur in the current quarter. In addition, based on updated measurements of estimated future cash flows for our EAS location in the current quarter, this change in estimate resulted in a $0.2 million increase of the fair value of the liability.

        Income from changes in the fair value of contingent earn-out obligations decreased $0.9 million for the first nine months of 2014 as compared to the same period in 2013. The primary reason for the decrease relates to third quarter activity which is discussed above. In addition, based on updated measurements for ColonialWebb in the first quarter of 2014, this change in estimate resulted in a writedown of $0.1 million. This was offset in the second quarter of 2014, by changes to estimated future cash flows in 2014 related to the 2011 acquisition of EAS. This change in estimate resulted in an increase of $0.1 million to the EAS earn-out obligation.

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

        For the nine months ended September 30, 2014 our tax expense is $9.1 million with an effective tax rate of 35.1% as compared to tax expense of $14.4 million with an effective tax rate of 38.8% for the nine months ended September 30, 2013. The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.2%) and non-deductible expenses (1.7%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.5%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2014 will be between 35% and 40%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. Discontinued operations were breakeven for the three months ended September 30, 2014. The after tax loss for the three months ended September 30, 2013 was less than $0.1 million. The after tax loss for the nine months ended September 30, 2014 and 2013 was less than $0.1 million and $0.1 million, respectively. These results have been recorded in discontinued operations under "Loss from discontinued operations, net of income tax benefit."

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $1.5 million to $1.8 million for the third quarter of 2014 as compared to the same quarter in 2013. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased margins on jobs performed in the current quarter.

        Net income attributable to noncontrolling interests increased $3.4 million to $4.4 million for the first nine months of 2014 as compared to the same period in 2013. The increase was primarily due to higher earnings at EAS in the current year caused by increased margins on jobs performed in 2014.

  Outlook

        We expect that weakness in the underlying environment for nonresidential construction activity will continue to affect our industry in 2014 and early 2015, with the overall activity remaining at levels similar to recent years. Our backlog is steady, remaining at solid levels in light of ongoing industry conditions. Our primary emphasis for the remainder of 2014 will be on execution, including a focus on cost discipline and efficient project performance, and we are investing in service growth. Based on our backlog, and in light of economic conditions for our industry, we expect that revenues will continue at the levels that we have experienced in recent years. We expect that we will be solidly profitable for 2014, although our net profitability will be lower than we reported for 2013.

Liquidity and Capital Resources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash provided by (used in):
Operating activities	$23,881	$27,433	$37,482	$23,782
Investing activities	(9,186)	(5,170)	(68,339)	(11,862)
Financing activities	(20,572)	(304)	22,685	(7,372)

Net increase (decrease) in cash and cash equivalents	$(5,877)	$21,959	$(8,172)	$4,548

Free cash flow:
Cash provided by (used in) operating activities	$23,881	$27,433	$37,482	$23,782
Purchases of property and equipment	(7,033)	(5,234)	(15,367)	(12,471)
Proceeds from sales of property and equipment	692	64	1,232	566

Free cash flow	$17,540	$22,263	$23,347	$11,877

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

        Cash provided by operating activities during the third quarter of 2014 was $23.9 million compared with $27.4 million during 2013. The $3.5 million decrease in cash provided by operations is primarily due to receivables which had a negative impact of $23.9 million on the comparison of cash flows due to collections from ongoing project work. This was partially offset by a $12.6 million positive impact on the comparison of cash flows in billings in excess of costs and estimated earnings and a $7.2 million positive impact on costs and estimated earnings in excess of billings due to the timing of customer billings and payments.

        Cash provided by operating activities during the first nine months of 2014 was $37.5 million compared with $23.8 million during 2013. The $13.7 million increase in cash provided by operations primarily relates to billings in excess of costs and estimated earnings which had a positive impact of $14.2 million on the comparison of cash flows due to the timing of customer billings and payments. In addition, receivables which had a positive impact of $6.5 million on the comparison of cash flows due to collections from ongoing project work. This was partially offset by a $6.8 million negative impact due to lower profitability in the current year.

        Cash Used in Investing Activities—During the third quarter of 2014, cash used in investing activities was $9.2 million compared with the third quarter of 2013 at $5.2 million. The $4.0 million increase in cash used primarily relates to deferred purchase price costs related to previous acquisitions which were completed in 2012 and 2011 ($2.8 million). In addition, capital expenditures increased due to vehicle purchases ($1.8 million).

        Cash used in investing activities was $68.3 million for the first nine months of 2014 compared to $11.9 million during 2013. The $56.4 million increase in cash used primarily relates to cash paid for the three acquisitions that were completed in the first nine months of 2014. No acquisitions were completed in 2013.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $20.6 million for the third quarter of 2014 compared to cash used in financing activities of $0.3 million during 2013. The most significant items affecting the comparison of our financing cash flows for these periods primarily relates to a net payment on the revolving line of credit in 2014 of $10.0 million compared to a net borrowing on the revolving line of credit in 2013 of $5.0 million and a $4.6 million increase in share repurchases in the current quarter.

        Cash provided by financing activities was $22.7 million for the first nine months of 2014 compared to cash used in financing activities of $7.4 million during 2013. The $30.1 million increase in cash provided by financing activities primarily relates to $42.0 million of net borrowings on the revolving line of credit in 2014 compared to $5.0 million of net borrowings in 2013. This was partially offset by cumulative cash distributions of $4.7 to our noncontrolling partners.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On October 24, 2014, the Board approved an extension to the program by increasing the shares authorized for repurchase by 1.0 million shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2014, we repurchased 0.4 million shares for approximately $6.3 million at an average price of $14.73 per share. Since the inception of the program in 2007 and as of September 30, 2014, we have repurchased a cumulative total of 6.4 million shares at an average price of $11.25 per share.

  Debt

  Revolving Credit Facility

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.5 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $222.1 million as of September 30, 2014. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $1.0 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of September 30, 2014, we had $42.0 million of outstanding borrowings, $50.6 million in letters of credit outstanding and $129.5 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of September 30, 2014.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of September 30, 2014 was 0.68.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through June 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2014 was 18.15.

        Other Restrictions—The Facility permits acquisitions of up to $25.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $60.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We are in compliance with all of our financial covenants as of September 30, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million.

  Other Debt

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of September 30, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of September 30, 2014.

  Outlook

        We have generated positive net free cash flow for the last fifteen calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of September 30, 2014 (in thousands):

	Twelve Months Ended September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$—	$42,000	$42,000
Capital lease obligations	328	273	199	95	39	—	934
Interest payable	1,470	1,470	1,470	1,470	1,470	—	7,350
Operating lease obligations	11,190	9,887	8,824	7,261	4,822	9,013	50,997

Total	$12,988	$11,630	$10,493	$8,826	$6,331	$51,013	$101,281

        As of September 30, 2014, we had $50.6 million in letter of credit commitments, of which $24.6 million will expire in 2014 and $26.0 million will expire in 2015. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2014, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at September 30, 2014:

	Twelve Months Ended September 30,
	2015	2016	2017	2018	2019	Thereafter	Fair Value
Variable Rate Debt	$—	$—	$—	$—	$—	$42,000	$42,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.4% as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On October 24, 2014, the Board approved an extension to the program by increasing the shares authorized for repurchase by 1.0 million shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2014, we repurchased 0.4 million shares for approximately $6.3 million at an average price of $14.73 per share. Since the inception of the program in 2007 and as of September 30, 2014, we have repurchased a cumulative total of 6.4 million shares at an average price of $11.25 per share.

        During the quarter ended September 30, 2014, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	6,048,251	552,286
August 1 - August 31	191,222	$14.69	6,239,473	361,064
September 1 - September 30	204,428	$14.52	6,443,901	156,636

	395,650	$14.60	6,443,901	156,636

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

Item 6.    Exhibits

10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith, but not filed.)
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

COMFORT SYSTEMS USA, INC.
October 29, 2014	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
October 29, 2014	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
October 29, 2014	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer