Form 10-K
period 2014-12-31
COMFORT SYSTEMS USA INC
filed 2015-02-26
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014 was approximately $596.4 million, based on the $15.80 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2014.

         As of February 20, 2015, 37,269,779 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,853,586).

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2014.

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

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We have 37 operating units in 83 cities and 92 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 99% of our consolidated 2014 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects. Approximately 44% of our revenue was attributable to installation services in newly constructed facilities and 56% was attributable to maintenance, repair and replacement services. Our consolidated 2014 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	74%
Plumbing	16%
Building Automation Control Systems	6%
Other	4%

Total	100%

        Our Internet address is http://www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also includes our code of ethics, titled "Corporate Compliance Policy: Standards and Procedures Regarding Business Practices," together with other governance materials including our corporate governance standards and our Board committee charters. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

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

        The HVAC industry can be broadly divided into two functions:

  •
  installation in newly constructed facilities, which provided approximately 44% of our revenue in 2014, and

  •
  maintenance, repair and replacement in existing facilities, which provided the remaining 56% of our 2014 revenue.

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

        Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and creating additional employment opportunities. The six core competencies are: (i) customer cultivation and rapport, (ii) design and build expertise, (iii) estimating, (iv) job and cost tracking, (v) safety, and (vi) service capability.

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

        Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. Over the past few years we have increased our already substantial investments in training, including programs for project managers, field superintendents, service managers, sales managers, estimators, and more recently, leadership and development of key managers and leaders. We believe these programs can lead to significantly increased efficiency and growth.

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, with particular emphasis on "design and build" installation services, and on maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 99% of our consolidated 2014 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects.

        Leveraging Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain fabrication activities into centralized locations in order to increase asset utilization. We opportunistically allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers' needs and share expertise. We believe we have realized scale benefits from combining purchasing, insurance, benefits, bonding and financing activities across our operations. We also believe larger regional and national commercial, industrial and institutional entities can benefit from consolidating their HVAC needs through our national service business and we operate a national call center to dispatch technicians to regional and national sites requiring service and small projects.

        Maintain a Diverse Customer, Geographic and Project Base—We have a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2014 by end-use sector was as follows:

Manufacturing	24%
Education	17%
Healthcare	12%
Office Buildings	12%
Government	11%
Retail/Restaurants	7%
Multi-Family	7%
Lodging and Entertainment	5%
Distribution	1%
Religious/Not for profit	1%
Residential	1%
Other	2%

Total	100%

        Approximately 82% of our revenue is earned on a project basis for installation of HVAC systems in newly constructed facilities or for replacement of HVAC systems in existing facilities. As of December 31, 2014, we had 4,074 projects in process with an aggregate contract value of approximately $1,988.3 million. Our average project takes six to nine months to complete, with an average contract price of approximately $488,000. This average project size, when taken together with the approximately 18% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2014, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,683	$380.8
$1 million - $5 million	297	683.4
$5 million - $10 million	64	442.5
$10 million - $15 million	14	172.3
Greater than $15 million	16	309.3

Total	4,074	$1,988.3

        Strategic Service Initiative.    Over the last two years we have made substantial incremental investments to expand our service revenue. We are actively concentrating existing and new managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our service capability, and we believe our investments and efforts are providing a compelling customer value offering that will ultimately stimulate growth in all aspects of our construction, service and repair businesses.

        Seek Growth through Expansion and Acquisitions—We believe that we can increase our cash flow and operating income by opportunistically entering new markets or service lines through expansion and acquisition. We continually seek opportunities to acquire businesses that have attractive valuations and meet other criteria involving financial, operational, management and geographic considerations.

Operations and Services Provided

        We provide a wide range of installation, maintenance, repair and replacement services for HVAC and related systems in commercial, industrial and institutional properties. We manage our locations on a decentralized basis, with local management maintaining responsibility for day-to-day operating decisions. Our local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also combine certain back office and administrative functions at various locations.

        Installation Services—Our installation business related to newly constructed facilities, which comprised approximately 44% of our consolidated 2014 revenue, involves the design, engineering, integration, installation and start-up of HVAC, building automation controls and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We then estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on plans and engineering specifications provided by a customer, general contractor or consulting engineer.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate the ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Then we install the system at the project site, working closely with the general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $488,000. We also perform larger project work, with 391 contracts in progress at December 31, 2014 with contract prices in excess of $1 million. Our largest project currently in progress has a contract price of $30.9 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

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

        Maintenance, Repair and Replacement Services—Our maintenance, repair and replacement services comprised approximately 56% of our consolidated 2014 revenue and include the maintenance, repair, replacement, reconfiguration and monitoring of HVAC systems and industrial process piping. Approximately 68% of our maintenance, repair and replacement revenue were derived from replacing and reconfiguring existing HVAC systems for commercial, industrial and institutional customers. Replacement and reconfiguration are usually performed on a project basis and often use consultative expertise similar to that provided in the "design and build" installation market.

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

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2014 revenue. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2014, we had 7,077 employees. We have collective bargaining agreements covering six employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Recruiting, Training and Safety

        Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We provide numerous training programs for management, sales and leadership, as well as on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our company.

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Safety leadership establishes safety programs and benchmarking to improve safety across the company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 2.05 during 2014. This level was 29% better than the most recently published OSHA rate for our industry.

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

Executive Officers

        We have five executive officers.

        Brian Lane, age 57, has served as our Chief Executive Officer and President since December 2011 and as a director since 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, a global provider of products and services to energy, industrial, and government customers, including employment by Brown and Root, an engineering and construction company. During his tenure, he held various positions in business development, strategy, and project activities, including the position of Regional Director of Europe and Africa. Additionally,

he held the position of Vice President at Kvaerner, an international engineering and construction company.

        William George, age 50, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 49, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 42, has served as our Senior Vice President, General Counsel and Secretary since August 2013, was our Vice President, General Counsel and Secretary from May 2005 to August 2013, and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

        James Mylett, age 51, has served as our Senior Vice President of Service since October 2013. Prior to joining the Company, Mr. Mylett spent fourteen years at Johnson Controls, which manufactures, installs, and services automatic temperature regulation systems for buildings. During his time at Johnson Controls, Mr. Mylett held various positions, including that of Vice President and General Manager—North America Service Operations from August 2011 to October 2013. From October 2010 to August 2011, he served as Vice President and General Manager—West Region, and from December 2005 to September 2010, he served as Vice President of Service and Solutions—South Region. Previously, Mr. Mylett worked for Carrier Corporation, where he established and developed the company's national accounts service business.

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

        The percentage of our profits and revenue attributable to projects performed directly or indirectly for federal, state, and local government entities increased during and as a result of the economic downturn, in part because the private-sector decreased its investment in construction and building projects, but has decreased during 2014. A continuing reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit.

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

Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.

        We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers. Information technology system failures, including suppliers' or vendors' system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our information or our customers' data. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.

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

        We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and are likely to continue to be, from time to time a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

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

Failure to remain in compliance with covenants under our credit agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business.

        Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of "Notes to the Consolidated Financial Statements." Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (4) foreclosure on any collateral securing the obligations under the agreement. On July 22, 2014, we executed an amendment to the credit agreement, which terms include, among other things a revised maximum Total Leverage Ratio. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

Our inability to properly utilize our workforce could have a negative impact on our profitability

        The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfactions and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

  •
  our estimate of headcount requirements and our ability to manage attrition;

  •
  efficiency in scheduling projects and our ability to minimize downtime between project assignments; and

  •
  productivity.

Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

        Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

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

        Our 92 locations are located in 29 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or our or any of our subsidiaries' material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management's time and attention from other items, and harming our reputation.

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

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

        Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.

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

Future climate change could adversely affect us.

        Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled.

        Legislation, nationwide protocols, regulation or other restrictions related to climate change could negatively impact our operations or our customers' operations. Such legislation or restrictions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, which could in turn have an adverse effect on our financial condition and results of operations.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

        Intentional acts of destruction could damage or destroy our facilities, reducing our operational production capacity and requiring us to repair or replace our facilities at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial condition and results of operations.

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

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Increases in our health insurance costs could adversely impact our results of operations and cash flows.

        The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act") that was signed into law in March 2010. A continued increase in health care costs or additional costs incurred as a result of the Affordable Care Act could have a negative impact on our financial position and results of operations.

Rising inflation and/or interest rates could have an adverse effect on our business, financial condition and results of operations.

        Economic factors, including inflation and fluctuations in interest rates, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures or interest rate increases, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our financial position and results of operations.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We own five properties, three of which we acquired through acquisition and two that we formerly leased. Other than these five properties, we lease the real property and buildings from which we operate. Our facilities are located in 29 states and Puerto Rico and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
Fourth Quarter, 2014	$17.42	$12.81	$0.060
Third Quarter, 2014	$16.38	$13.55	$0.055
Second Quarter, 2014	$17.14	$14.61	$0.055
First Quarter, 2014	$19.62	$15.24	$0.055
Fourth Quarter, 2013	$20.58	$16.16	$0.055
Third Quarter, 2013	$16.98	$15.10	$0.055
Second Quarter, 2013	$15.33	$11.70	$0.050
First Quarter, 2013	$14.19	$11.90	$0.050

        As of February 20, 2015 there were approximately 294 stockholders of record of our Common Stock, and the last reported sale price on that date was $16.66 per share.

        We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement limits the amount of dividends we can pay at any time that our Net Leverage Ratio exceeds 1.0.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

  Fiscal year ending December 31.

  Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

  Copyright© 2015 Russell Investment Group. All rights reserved.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. Since the inception of the program in 2007 and as of December 31, 2014, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

        During the year ended December 31, 2014, we purchased our common shares in the following amounts at the following weighted-average prices:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	6,017,214	583,323
February 1 - February 28	—	$—	6,017,214	583,323
March 1 - March 31	25,000	$16.64	6,042,214	558,323
April 1 - April 30	6,037	$14.86	6,048,251	552,286
May 1 - May 31	—	$—	6,048,251	552,286
June 1 - June 30	—	$—	6,048,251	552,286
July 1 - July 31	—	$—	6,048,251	552,286
August 1 - August 31	191,222	$14.69	6,239,473	361,064
September 1 - September 30	204,428	$14.52	6,443,901	156,636
October 1 - October 31	117,282	$13.79	6,561,183	1,000,000
November 1 - November 30	5,185	$14.26	6,566,368	994,815
December 1 - December 31	—	$—	6,566,368	994,815

	549,154	$14.52	6,566,368	994,815

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,410,795	$1,357,272	$1,331,185	$1,216,654	$1,063,520
Operating income (loss)(a)	$42,222	$46,258	$22,303	$(42,641)	$31,442
Income (loss) from continuing operations	$28,614	$28,632	$11,494	$(32,474)	$20,564
Discontinued operations—
Operating income (loss), net of tax	$(15)	$(76)	$355	$(4,018)	$(6,547)
Gain (loss) on disposition, net of tax	—	—	—	—	$723
Net income (loss) including noncontrolling interests	$28,599	$28,556	$11,849	$(36,492)	$14,740
Net income (loss) attributable to Comfort Systems USA, Inc.	$23,063	$27,269	$13,463	$(36,830)	$14,740
Income (loss) per share attributable to Comfort Systems USA, Inc.:
Basic—
Income (loss) from continuing operations	$0.61	$0.73	$0.35	$(0.88)	$0.54
Discontinued operations—
Income (loss) from operations	—	—	0.01	(0.11)	(0.17)
Gain (loss) on disposition	—	—	—	—	0.02

Net income (loss)	$0.61	$0.73	$0.36	$(0.99)	$0.39

Diluted—
Income (loss) from continuing operations	$0.61	$0.73	$0.35	$(0.88)	$0.54
Discontinued operations—
Income (loss) from operations	—	—	0.01	(0.11)	(0.17)
Gain (loss) on disposition	—	—	—	—	0.02

Net income (loss)	$0.61	$0.73	$0.36	$(0.99)	$0.39

Cash dividends per share	$0.225	$0.210	$0.200	$0.200	$0.200

BALANCE SHEET DATA:
Working capital	$130,555	$127,559	$103,966	$109,766	$134,738
Total assets	$665,750	$601,822	$580,754	$593,980	$640,020
Total debt	$40,346	$2,000	$7,400	$15,381	$29,936
Total stockholders' equity	$321,393	$314,022	$287,306	$283,106	$312,784
Total Comfort Systems USA, Inc. stockholders' equity	$306,281	$295,834	$270,405	$264,591	$312,784

(a)
Included in operating income are goodwill impairment charges of $0.7 million and $57.3 million for 2014 and 2011, respectively. There were no goodwill impairment charges for 2013, 2012 or 2010.

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

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed upon profit margin, although such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

        As of December 31, 2014, we had 4,074 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $488,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger HVAC projects. As of December 31, 2014, we had 16 projects in process with a contract price greater than $15 million, 14 projects between $10 million and $15 million, 64 projects between $5 million and $10 million, and 297 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,607.5 million of aggregate contract value as of December 31, 2014, or approximately 81%, out of a total contract value for all projects in progress of $1,988.3 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

        In addition to project work, approximately 18% of our revenue represent maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, and 2013 and 2014 activity levels have been relatively stable at the low levels of the preceding years. During these periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits by emphasizing discipline in project selection, and by emphasizing efficiency in execution while also reducing our selling, general, and administrative expenses. We believe our efforts in these areas partially offset the decline in our profitability over that period.

        As a result of our continued strong emphasis on cash flow, we currently have modest indebtedness under our revolving credit facility and we have substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until October 2019. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last sixteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts to expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2015 will be on execution and cost control, but we are beginning to seek growth based on our belief that industry conditions are beginning to improve, and we believe that activity levels will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management; and overall we are investing in service growth and improved performance.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2014		2013		2012
Revenue	$1,410,795	100.0%	$1,357,272	100.0%	$1,331,185	100.0%
Cost of services	1,161,024	82.3%	1,117,389	82.3%	1,123,564	84.4%

Gross profit	249,771	17.7%	239,883	17.7%	207,621	15.6%
Selling, general and administrative expenses	207,652	14.7%	194,214	14.3%	185,809	14.0%
Goodwill impairment	727	0.1%	—	—	—	—
Gain on sale of assets	(830)	(0.1)%	(589)	—	(491)	—

Operating income	42,222	3.0%	46,258	3.4%	22,303	1.7%
Interest income	18	—	23	—	24	—
Interest expense	(1,858)	(0.1)%	(1,351)	(0.1)%	(1,595)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(245)	—	1,646	0.1%	662	—
Other income	91	—	204	—	145	—

Income before income taxes	40,228	2.9%	46,780	3.4%	21,539	1.6%
Income tax expense	11,614		18,148		10,045

Income (loss) from continuing operations	28,614	2.0%	28,632	2.1%	11,494	0.9%
Discontinued operations—Operating income (loss), net of tax	(15)		(76)		355

Net income including noncontrolling interests	28,599		28,556		11,849
Less: Net income (loss) attributable to noncontrolling interests	5,536		1,287		(1,614)

Net income attributable to Comfort Systems USA, Inc.	$23,063		$27,269		$13,463

  2014 Compared to 2013

        We had 36 operating locations as of December 31, 2013. We completed one acquisition in the first quarter of 2014. This acquisition was not material and was "tucked-in" with existing operations. We completed two acquisitions in the second quarter of 2014, one of which was "tucked-in" with existing operations and the second reports as a separate operating location in northern Texas. No acquisitions were completed in the third quarter of 2014. An immaterial acquisition was completed and "tucked-in" with existing operations in the fourth quarter of 2014. As of December 31, 2014, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2014 to 2013, as described below, excludes eight months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $53.5 million, or 3.9% to $1,410.8 million in 2014 compared to 2013. The increase included a 0.6% increase in revenue related to same-store activity and a 3.3% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our Arkansas operation ($16.1 million) and one of our Virginia operations

($12.9 million) which both performed a significant amount of project work for the institutional sector during 2014. This increase was partially offset by lower revenues at our Arizona operation ($23.8 million) which performed a significant amount of project work during 2013 which has not reoccurred in 2014 due to its completion.

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

        Backlog as of December 31, 2014 was $757.8 million, a 15.4% increase from September 30, 2014 backlog of $656.8 million and a 25.5% increase from December 31, 2013 backlog of $603.6 million. Sequential backlog increased primarily due to our EAS operation ($37.3 million) and one of our Virginia operations ($17.2 million) which had increased project bookings. The year-over-year backlog increase was primarily due to a same-store increase of 17.1% largely related to increased project bookings at many of our operating locations, including our EAS operation ($30.6 million) and one of our Maryland operations ($25.4 million). In addition, an 8.4% increase was due to the aforementioned acquisition of our Northern Texas operation ($50.8 million) during the current year.

        Gross Profit—Gross profit increased $9.9 million, or 4.1%, to $249.8 million in 2014 as compared to 2013. The increase included a $5.6 million, or 2.3%, increase related to the acquisition of our Northern Texas operation and a $4.3 million, or 1.8%, increase on a same-store basis. The same-store increase in gross profit was primarily due to a $9.8 million increase in profitability at our EAS operation due to improved project execution. This was partially offset by a decrease in project volumes at our Arizona operation ($4.2 million) and job underperformance at our Southern California operation ($3.9 million) which included a revision in contract estimate on a project in a loss position resulting in a $4.4 million writedown. As a percentage of revenue, gross profit was stable at 17.7% in 2014 compared to 2013 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $13.4 million, or 6.9%, to $207.7 million for 2014 as compared to 2013. On a same-store basis, excluding amortization expense, SG&A increased $9.4 million, or 5.0%. This increase is primarily due to higher compensation expense ($6.5 million) primarily as a result of our increased investment in service growth and information technology, higher training costs ($2.6 million) and a $1.3 million increase in bad debt expense as a result of a $0.8 million gain recorded in the prior year as a result of a receivable settlement. Amortization expense decreased $0.2 million, or 2.4%. As a percentage of revenue, SG&A increased from 14.3% in 2013 to 14.7% in 2014, primarily due to the factors discussed above.

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

	Year Ended December 31,
	2014	2013
	(in thousands)
SG&A	$207,652	$194,214
Less: SG&A from companies acquired	(4,204)	—
Less: Amortization expense	(6,825)	(6,992)

Same-store SG&A, excluding amortization expense	$196,623	$187,222

        Interest Expense—Interest expense increased $0.5 million, or 37.5%, in 2014. The increase is due to the increase in borrowings on the revolving credit facility.

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

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $1.9 million in 2014 compared to 2013. The primary reason for the decrease was an overall reduction of estimated future cash flows in 2013 related to the 2010 acquisition of ColonialWebb and the 2011 acquisition of EAS. This change in estimate was the result of a writedown of $1.6 million which did not reoccur in the current year. In addition, based on updated measurements of estimated future cash flows in the current year, primarily for our EAS location, we recorded a $0.3 million increase to the earn-out obligation.

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

        Our effective tax rate for 2014 was 28.9%, as compared to 38.8% in 2013. The effective rate for 2014 is lower than the federal statutory rate of 35.0% primarily due to a decrease in the valuation allowance primarily associated with our operations in Maryland and Virginia (4.8%), by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.8%) and the effect of the production activity deduction (1.7%). The effective rate for 2013 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.1%), the effect of non-deductible expenses (1.3%) and an increase in the valuation allowance primarily associated with our operations in Puerto Rico (3.1%). These increases were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (1.0%), the effect of the production activity deduction (1.1%) and the effect of purchase accounting adjustments (1.0%). Refer to Note 10 in the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The decrease in the effective tax rate from 2013 to 2014 is primarily due to impact on the rate from valuation allowance and from noncontrolling interests. We currently estimate our effective tax rate for 2015 will be between 35% and 40%.

        Discontinued Operations—During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware. The after tax loss of less than $0.1 million for the year ended December 31, 2014 and the after tax loss of $0.1 million for the year ended December 31, 2013 have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

        Net Income (Loss) Attributable to Noncontrolling Interests—Net income (loss) attributable to noncontrolling interests increased $4.2 million in 2014 to income of $5.5 million as compared to $1.3 million in 2013. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased margins on jobs performed in the current year.

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

  Outlook

        We expect that activity levels and the underlying environment for nonresidential construction activity will remain substantially below prior peaks, but we believe that industry conditions will begin to improve in 2015. Our backlog has recently begun to increase. Our emphasis for 2015 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and we are investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenues will continue at or somewhat above the levels that we have experienced in recent years, and that 2015 profitability is likely to improve as compared to 2014.

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$42,552	$38,423	$30,510
Investing activities	(74,142)	(16,253)	(23,168)
Financing activities	11,600	(10,873)	(17,822)

Net increase (decrease) in cash and cash equivalents	$(19,990)	$11,297	$(10,480)

Free cash flow:
Cash provided by operating activities	$42,552	$38,423	$30,510
Purchases of property and equipment	(19,183)	(17,403)	(11,782)
Proceeds from sales of property and equipment	1,355	1,107	1,106

Free cash flow	$24,724	$22,127	$19,834

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

  2014 Compared to 2013

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

        We generated $42.6 million of cash flow from operating activities during 2014 compared with $38.4 million during 2013. The $4.1 million increase is primarily due to billings in excess of costs and estimated earnings which had a positive impact of $16.8 million on the comparison of cash flows due to the achievement of contract milestones that affected the timing of customer billings. This was partially offset by a $10.9 million negative impact related to accounts payables and accrued liabilities. During the year ended December 31, 2014, accounts payable balances decreased due to timing of payments as compared to increased accrued compensation due to higher earnings for the year ended December 31, 2013.

        Cash Used in Investing Activities—Cash used in investing activities was $74.1 million for 2014 compared to $16.3 million during 2013. The $57.9 million increase in cash used primarily relates to cash paid for four acquisitions that were completed in 2014 ($52.0 million) and deferred purchase price costs related to previous acquisitions which were completed in 2012 and 2011 ($4.3 million).

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $11.6 million for 2014 compared to cash used in financing activities of $10.9 million during 2013. The $22.5 million increase in cash provided by financing activities primarily relates to $38.5 million of net borrowings on the revolving line of credit in 2014 compared to no net borrowings in 2013. This was partially offset by cumulative cash distributions of $8.6 million to our noncontrolling partners as well as an incremental increase of $6.1 million related to share repurchases.

  2013 Compared to 2012

        Cash Provided by Operating Activities—We generated $38.4 million of cash flow from operating activities during 2013 compared with $30.5 million during 2012. The $7.9 million increase is primarily due to higher net income in 2013 of $16.7 million and by an increase in accounts payable and accrued liabilities of $22.3 million which relates to the timing of vendor payments and increased bonus accruals based on improved operating results. This increase was partially offset by increased receivable balances of $15.3 million due to the timing of customer billings and payments and a decrease in billings in excess of costs of $11.0 million due to the timing of project billings.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.5 million shares for approximately $8.0 million for the year ended December 31, 2014 at an average price of $14.52 per share. We repurchased 0.1 million shares for approximately $1.8 million and 0.3 million shares for approximately $2.9 million under our share repurchase program for the years ended December 31, 2013 and 2012, respectively. Since the inception of the program in 2007 and as of December 31, 2014, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

  Debt

  Revolving Credit Facility

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.75 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $222.4 million as of December 31, 2014. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $1.0 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2014, we had $38.5 million of outstanding borrowings, $45.0 million in letters of credit outstanding and $138.9 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of December 31, 2014.

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

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense on notes to former owners	$38	$97	$255
Interest expense on borrowings and unused commitment fees	790	279	444
Letter of credit fees	747	731	667
Amortization of deferred debt arrangement costs	283	244	229

Total	$1,858	$1,351	$1,595

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

Net income including noncontrolling interests	$28,599
Income taxes—continuing operations	11,614
Interest expense, net	1,840
Depreciation and amortization expense	21,336
Stock compensation expense	4,806
Income taxes—discontinued operations	(10)
Goodwill impairment	727
EBITDA attributable to noncontrolling interests	(6,471)
Pre-acquisition results of acquired companies, as defined under the Facility	2,746

Credit Facility Adjusted EBITDA	$65,187

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of December 31, 2014 was 0.62.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2014 was 18.90.

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

        We are in compliance with all of our financial covenants as of December 31, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million. In conjunction with an immaterial acquisition, in the fourth quarter of 2014, we issued subordinated notes to the former owners as part of the consideration. These notes had an outstanding balance of $1.0 million as of December 31, 2014 and bear interest, payable annually, at a weighted average interest rate of 2.5%. The principal is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.8 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of December 31, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of December 31, 2014.

  Outlook

        We have generated positive net free cash flow for the last sixteen calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        Under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2014 (in thousands):

	Twelve Months Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$38,500	$—	$38,500
Notes to former owners	—	500	500	—	—	—	1,000
Interest payable	564	564	551	539	539	—	2,757
Capital lease obligations	317	255	173	76	25	—	846
Operating lease obligations	11,683	10,078	9,111	7,644	5,647	6,526	50,689

Total	$12,564	$11,397	$10,335	$8,259	$44,711	$6,526	$93,792

        As discussed in Note 10 "Income Taxes", included in our Consolidated Balance Sheet at December 31, 2014 is approximately $0.3 million of liabilities associated with uncertain tax positions.

Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

        As of December 31, 2014, we also have $45.0 million in letter of credit commitments, of which $23.8 million will expire in 2015 and $21.2 million will expire in 2016. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While the majority of these letter of credit commitments expire in 2015, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        We have exposure to changes in interest rates under our revolving credit facility and the EAS credit line. We have a modest level of indebtedness under our debt facility and our indebtedness could increase in the future. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2014:

	Twelve Months Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate Debt	$—	$500	$500	$—	$—	$—	$1,000
Average Interest Rate	—	2.5%	2.5%	—	—	—	2.5%
Variable Rate Debt	$—	$—	$—	$—	$38,500	$—	$38,500

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.4% as of December 31, 2014.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2014.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 26, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Comfort Systems USA, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 26, 2015

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,064	$52,054
Accounts receivable, less allowance for doubtful accounts of $4,379 and $4,460, respectively	303,575	267,470
Other receivables	15,520	16,373
Inventories	8,646	8,430
Prepaid expenses and other	25,591	24,209
Costs and estimated earnings in excess of billings	27,620	28,122
Assets related to discontinued operations	176	339

Total current assets	413,192	396,997
PROPERTY AND EQUIPMENT, NET	55,759	46,861
GOODWILL	140,341	114,588
IDENTIFIABLE INTANGIBLE ASSETS, NET	45,666	37,383
OTHER NONCURRENT ASSETS	10,792	5,993

Total assets	$665,750	$601,822

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,000
Current maturities of long-term capital lease obligations	317	—
Accounts payable	106,211	100,825
Accrued compensation and benefits	44,683	44,093
Billings in excess of costs and estimated earnings	77,446	64,588
Accrued self-insurance expense	28,903	29,398
Other current liabilities	24,814	28,168
Liabilities related to discontinued operations	263	366

Total current liabilities	282,637	269,438
LONG-TERM DEBT	39,500	—
LONG-TERM CAPITAL LEASE OBLIGATIONS	529	—
DEFERRED INCOME TAX LIABILITIES	10,817	9,941
OTHER LONG-TERM LIABILITIES	10,874	8,421

Total liabilities	344,357	287,800
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,853,586 and 3,488,438 shares, respectively	(43,598)	(37,468)
Additional paid-in capital	320,084	318,123
Retained earnings	29,384	14,768

Comfort Systems USA, Inc. stockholders' equity	306,281	295,834
Noncontrolling interests	15,112	18,188

Total stockholders' equity	321,393	314,022

Total liabilities and stockholders' equity	$665,750	$601,822

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012
REVENUE	$1,410,795	$1,357,272	$1,331,185
COST OF SERVICES	1,161,024	1,117,389	1,123,564

Gross profit	249,771	239,883	207,621
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	207,652	194,214	185,809
GOODWILL IMPAIRMENT	727	—	—
GAIN ON SALE OF ASSETS	(830)	(589)	(491)

Operating income	42,222	46,258	22,303
OTHER INCOME (EXPENSE):
Interest income	18	23	24
Interest expense	(1,858)	(1,351)	(1,595)
Changes in the fair value of contingent earn-out obligations	(245)	1,646	662
Other	91	204	145

Other income (expense)	(1,994)	522	(764)

INCOME BEFORE INCOME TAXES	40,228	46,780	21,539
INCOME TAX EXPENSE	11,614	18,148	10,045

INCOME FROM CONTINUING OPERATIONS	28,614	28,632	11,494
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(10), $(119) and $212	(15)	(76)	355

NET INCOME INCLUDING NONCONTROLLING INTERESTS	28,599	28,556	11,849
Less: Net income (loss) attributable to noncontrolling interests	5,536	1,287	(1,614)

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC	$23,063	$27,269	$13,463

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.61	$0.73	$0.35
Income from discontinued operations	—	—	0.01

Net income	$0.61	$0.73	$0.36

Diluted—
Income from continuing operations	$0.61	$0.73	$0.35
Income from discontinued operations	—	—	0.01

Net income	$0.61	$0.73	$0.36

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,547	37,245	37,112

Diluted	37,797	37,536	37,259

DIVIDENDS PER SHARE	$0.225	$0.210	$0.200

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	41,123,365	$411	(3,714,506)	$(39,437)	$323,608	$(19,991)	$18,515	$283,106
Net income (loss)	—	—	—	—	—	13,463	(1,614)	11,849
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	102,750	1,087	(714)	—	—	373
Issuance of restricted stock	—	—	70,000	742	(742)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(51,507)	(544)	—	—	—	(544)
Tax benefit from vesting of restricted stock	—	—	—	—	56	—	—	56
Stock-based compensation expense	—	—	—	—	2,797	—	—	2,797
Dividends	—	—	—	—	(7,471)	—	—	(7,471)
Share repurchase	—	—	(286,036)	(2,860)	—	—	—	(2,860)

BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation expense	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	411	(3,488,438)	(37,468)	318,123	14,768	18,188	314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation expense	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interest	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)

BALANCE AT DECEMBER 31, 2014	41,123,365	$411	(3,853,586)	$(43,598)	$320,084	$29,384	$15,112	$321,393

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$28,599	$28,556	$11,849
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	7,653	7,132	8,837
Depreciation expense	13,683	11,440	11,793
Goodwill impairment	727	—	—
Bad debt expense	1,275	19	2,453
Deferred tax expense (benefit)	(4,579)	4,514	3,541
Amortization of debt financing costs	283	245	229
Gain on sale of assets	(830)	(589)	(607)
Changes in the fair value of contingent earn-out obligations	245	(1,646)	(662)
Stock-based compensation expense	4,806	3,974	2,797
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(18,339)	(12,427)	2,913
Inventories	281	1,208	1,195
Prepaid expenses and other current assets	1,494	(109)	370
Costs and estimated earnings in excess of billings	2,744	(1,918)	1,636
Other noncurrent assets	(321)	(491)	(3,334)
Increase (decrease) in—
Accounts payable and accrued liabilities	(4,078)	6,776	(15,507)
Billings in excess of costs and estimated earnings	7,545	(9,226)	1,776
Other long-term liabilities	1,364	965	1,231

Net cash provided by operating activities	42,552	38,423	30,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,183)	(17,403)	(11,782)
Proceeds from sales of property and equipment	1,355	1,107	1,106
Proceeds from businesses sold	—	43	164
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(56,314)	—	(12,656)

Net cash used in investing activities	(74,142)	(16,253)	(23,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	128,500	43,000	62,000
Payments on revolving line of credit	(90,000)	(43,000)	(62,000)
Payments on other long-term debt	(2,000)	(5,400)	(7,349)
Payments on capital lease obligations	(115)	—	—
Debt financing costs	(568)	(552)	—
Payments of dividends to shareholders	(8,444)	(7,875)	(7,498)
Share repurchase program	(7,974)	(1,832)	(2,860)
Shares received in lieu of tax withholding	(531)	(631)	(544)
Excess tax benefit of stock-based compensation	115	534	100
Proceeds from exercise of options	1,229	4,883	329
Distributions to noncontrolling interests	(8,612)	—	—

Net cash provided by (used in) financing activities	11,600	(10,873)	(17,822)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,990)	11,297	(10,480)

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	52,054	40,757	51,237

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$32,064	$52,054	$40,757

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 44% of our consolidated 2014 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 56% attributable to maintenance, repair and replacement services. The following activities account for our consolidated 2014 revenue: HVAC 74%, plumbing 16%, building automation control systems 6% and other 4%. These activities are within the mechanical services industry which is the single industry segment we serve.

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

  Accounting Adjustment Related to 2013

        As reported in the prior year, the accompanying financial statements for the year ended December 31, 2013 includes the correction of prior period accounting errors which resulted in additional net after-tax income in the period of approximately $1.3 million. We determined that the errors primarily impacted years prior to 2010. These corrections are reflected on a pretax basis in revenue, cost of sales and selling, general, and administrative expenses, which include $3.3 million, $0.8 million and $0.3 million, respectively.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

and concluded that the errors were not material to our earnings for the year ended December 31, 2013, and any of our previously issued financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing. Our operation in Southern California recorded a revision in contract estimate on a project in a loss position resulting in a writedown to this individual project of $4.4 million, on a pre-tax basis, for the twelve months ended December 31, 2014.

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Year Ended December 31,
	2014	2013	2012
Interest	$1,764	$799	$1,326
Income taxes for continuing operations	15,366	15,821	13,948
Income taxes for discontinued operations	—	—	5

Total	$17,130	$16,620	$15,279

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application,

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

and early adoption is not permitted. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

  Revenue Recognition

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

current liability in our balance sheet under the caption "Billings in excess of costs and estimated earnings."

        Contracts in progress are as follows (in thousands):

	December 31,
	2014	2013
Costs incurred on contracts in progress	$1,193,857	$989,072
Estimated earnings, net of losses	151,950	126,431
Less—Billings to date	(1,395,633)	(1,151,969)

	$(49,826)	$(36,466)

Costs and estimated earnings in excess of billings	$27,620	$28,122
Billings in excess of costs and estimated earnings	(77,446)	(64,588)

	$(49,826)	$(36,466)

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2014 and 2013 are $50.5 million and $51.4 million, respectively, and are included in accounts receivable.

        Accounts payable at December 31, 2014 and 2013 included $8.9 million and $10.3 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2014 revenue.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, life insurance policies, notes to former owners, capital leases, and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$32,064	$32,064	$—	$—
Life insurance—cash surrender value	$3,218	$—	$3,218	$—
Contingent earn-out obligations	$670	$—	$—	$670

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 43 employees with a combined face value of $39.6 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.2 million as of December 31, 2014 and $2.9 million as of December 31, 2013. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

	December 31,
	2014	2013
Balance at beginning of year	$320	$1,966
Issuances	200	—
Settlements	(95)	—
Adjustments to fair value	245	(1,646)

Balance at end of year	$670	$320

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. Fair Value Measurements (Continued)

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. No goodwill or other intangible asset impairments were recorded during the year ended December 31, 2013. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Description of Transaction

        On May 1, 2014, we closed a transaction to acquire DynaTen Corportation ("DynaTen") which reports as a separate operating location in northern Texas. DynaTen is a regional mechanical contractor based in Fort Worth, Texas which engages in a broad range of mechanical contracting projects, HVAC services and controls, in the Dallas/Fort Worth metroplex and in surrounding areas.

  Fair Value

        The following summarizes the acquisition date fair value of consideration transferred and identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Cash and cash equivalents	$387
Receivables	15,516
Costs and estimated earnings in excess of billings	1,481
Other current assets	601
Property and equipment	3,239
Other non-current assets	6
Goodwill	19,379
Identifiable intangible assets	10,900
Accounts payable and other current liabilities	(5,634)
Billings in excess of costs and estimated earnings	(4,703)
Capital lease obligations	(711)

Total purchase price	$40,461

        The total purchase price was $40.5 million, including $40.3 million in cash and a $0.2 million contingent earn-out obligation.

        The contingent earn-out obligation is based upon exceeding specified earnings milestones each year during a three-year period and the range of estimated milestone payments is from zero to $2 million (undiscounted). We determined the initial fair value of the contingent earn-out obligation based on a probability-weighted income approach, which represents a Level 3 measurement. The resulting probability-weighted cash flows were discounted using a 3% discount rate, which we believe is appropriate and representative of a market participant assumption. We measure the contingent

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. Acquisitions (Continued)

earn-out obligation at fair value each reporting period and changes in the estimated fair value of the contingent payments are recognized in earnings.

        Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of this transaction is tax deductible.

        The acquired assets include the following (in thousands):

	Valuation Method	Estimated Amortization Life	Estimated Value
Customer relationships	Excess earnings	15 years	$5,600
Backlog	Excess earnings	2 years	$1,200
Tradenames	Relief-from-royalty	25 years	$4,100

Total acquired intangible assets			$10,900

        In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The tradename value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 12%-16%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

  Other Acquisitions

        We completed various other acquisitions in 2014 and 2012, which were not material, individually or in the aggregate, and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was $15.4 million in 2014 and $14.2 million in 2012. No acquisitions were completed in 2013. One of the "tucked-in" acquisitions was completed in the fourth quarter of 2014. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for this acquisition pending the completion of the final valuation of intangible assets and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware which we decided to curtail operating in the fourth quarter of 2011. The after tax

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. Discontinued Operations (Continued)

loss was less than $0.1 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013. For the year ended December 31, 2012, after tax income was recorded for this operation of $0.1 million. These results have been recorded in discontinued operations under "Operating income (loss), net of tax expense (benefit)."

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

        Revenue and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$7	$49	$4,668
Pre-tax income (loss)	$(25)	$(195)	$567

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$114,588	$114,588
Additions (See Note 4)	26,480	—
Impairment adjustment	(727)	—

Balance at end of year	$140,341	$114,588

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

        During our annual impairment testing on October 1, we performed a qualitative assessment for each reporting unit which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required.

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2014 and 2013. Prior to our annual goodwill impairment test, we recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in California could no longer support the related goodwill balance. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches. We did not encounter any events or changes in circumstances that indicated an impairment was more likely than not during interim periods in 2013.

        During 2012, the fair value of each reporting unit was estimated using a discounted cash flow model combined with market valuation approaches. We assigned a weighting of 50% to the discounted cash flow analysis, 40% to the public company approach and 10% to the transaction approach for the year ended December 31, 2012. In certain instances, there was no weighting assigned to the transaction approach due to a lack of comparable market data and a weighting of 50% was assigned to the public company approach for those impacted reporting units. There was no impairment of goodwill as a result of our annual goodwill impairment test in 2012.

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

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31,
		2014		2013
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$50,440	$(26,287)	$40,404	$(20,978)
Backlog	1 - 2	1,600	(829)	6,515	(6,515)
Noncompete agreements	2 - 7	2,890	(2,868)	2,890	(2,649)
Tradenames	2 - 25	27,995	(7,275)	23,695	(5,979)

Total		$82,925	$(37,259)	$73,504	$(36,121)

        The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $7.7 million, $7.1 million and $8.8 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

        At December 31, 2014, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2015	$7,131
2016	5,492
2017	4,340
2018	3,550
2019	3,076
Thereafter	22,077

Total	$45,666

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2014	2013
Land	—	$2,745	$2,404
Transportation equipment	1 - 7	56,229	46,233
Machinery and equipment	1 - 20	24,430	22,920
Computer and telephone equipment	1 - 10	19,812	19,012
Buildings and leasehold improvements	1 - 40	27,720	25,371
Furniture and fixtures	1 - 15	4,461	5,036

		135,397	120,976
Less—Accumulated depreciation		(79,638)	(74,115)

Property and equipment, net		$55,759	$46,861

        Depreciation expense, including capital lease amortization, for the years ended December 31, 2014, 2013 and 2012 was $13.7 million, $11.4 million and $11.7 million, respectively.

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$4,460	$6,333	$4,615
Additions for bad debt expense	1,275	19	2,753
Deductions for uncollectible receivables written off, net of recoveries	(1,650)	(1,892)	(1,090)
Allowance for doubtful accounts of acquired companies at date of acquisition	294	—	55

Balance at end of year	$4,379	$4,460	$6,333

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

8. Detail of Certain Balance Sheet Accounts (Continued)

        Other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued warranty costs	$7,227	$6,795
Accrued job losses	1,329	758
Accrued rent and lease obligations	953	673
Accrued sales and use tax	1,945	1,821
Deferred revenue	1,538	1,320
Liabilities due to former owners	520	4,054
Other current liabilities	11,302	12,747

	$24,814	$28,168

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2014	2013
Revolving credit facility	$38,500	$—
Notes to former owners	1,000	2,000
Capital lease obligations	846	—

Total debt	40,346	2,000
Less—current portion	(317)	(2,000)

Total long-term portion of debt	$40,029	$—

        At December 31, 2014, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2015	$317
2016	755
2017	673
2018	76
2019	38,525
Thereafter	—

$40,346

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Long-Term Debt Obligations (Continued)

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense on notes to former owners	$38	$97	$255
Interest expense on borrowings and unused commitment fees	790	278	444
Letter of credit fees	747	731	667
Amortization of debt financing costs	283	245	229

Total	$1,858	$1,351	$1,595

  Revolving Credit Facility

        On July 22, 2014, we amended our senior credit facility (the "Facility") provided by a syndicate of banks increasing our borrowing capacity from $175.0 million to $250.0 million. The Facility, which is available for borrowings and letters of credit, expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.75 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $222.4 million as of December 31, 2014. We incurred approximately $0.6 million in financing and professional costs in connection with the amendment to the Facility, which combined with the previous unamortized costs of $1.0 million, will be amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2014, we had $38.5 million of outstanding borrowings, $45.0 million in letters of credit outstanding and $138.9 million of credit available.

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2014, the book value of these assets was approximately $57.6 million.

  Covenants and Restrictions

        The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Long-Term Debt Obligations (Continued)

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

Net income including noncontrolling interests	$28,599
Income taxes—continuing operations	11,614
Interest expense, net	1,840
Depreciation and amortization expense	21,336
Stock compensation expense	4,806
Income taxes—discontinued operations	(10)
Goodwill impairment	727
EBITDA attributable to noncontrolling interests	(6,471)
Pre-acquisition results of acquired companies, as defined under the Facility	2,746

Credit Facility Adjusted EBITDA	$65,187

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of December 31, 2014 was 0.62.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2014 was 18.90.

          Other Restrictions— The Facility permits acquisitions of up to $25.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $60.0 million. However, these limitations only apply when the Company's Net Leverage Ratio is equal to or greater than 2.00.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Long-Term Debt Obligations (Continued)

          We are in compliance with all of our financial covenants as of December 31, 2014.

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

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2014 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.63%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.17%
Eurodollar Rate Loan Option:
One-month LIBOR	0.17%
Six-month LIBOR	0.36%

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. Long-Term Debt Obligations (Continued)

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of December 31, 2014.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes bear interest, payable annually, at a weighted average interest rate of 3.3%. In June 2014, we paid the outstanding balance of $2.0 million. In conjunction with an immaterial acquisition in the fourth quarter of 2014, we issued subordinated notes to the former owners as part of the consideration. These notes had an outstanding balance of $1.0 million as of December 31, 2014 and bear interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.8 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of December 31, 2014, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of December 31, 2014.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2014	2013	2012
Current—
Federal	$13,402	$11,707	$5,679
State and Puerto Rico	2,810	1,954	1,151

	16,212	13,661	6,830

Deferred—
Federal	(308)	3,254	2,897
State and Puerto Rico	(4,290)	1,233	318

	(4,598)	4,487	3,215

	$11,614	$18,148	$10,045

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2014	2013	2012
Income tax expense at the statutory rate of 35%	$14,080	$16,373	$7,539
Changes resulting from—
State income taxes, net of federal tax effect	1,653	1,910	1,011
Increase (decrease) in valuation allowance	(1,944)	1,465	455
Increase (decrease) in tax contingency reserves	(40)	(145)	198
Increase (decrease) from noncontrolling interests	(1,938)	(450)	565
Non-deductible expenses	704	594	481
Production activity deduction	(694)	(520)	(378)
Purchase accounting adjustments	(46)	(472)	(210)
Other	(161)	(607)	384

	$11,614	$18,148	$10,045

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,626	$1,660
Stock compensation	2,793	2,165
Accrued liabilities and expenses	18,670	19,290
State net operating loss carryforwards	6,958	6,107
Other	761	613

Total deferred income tax assets	30,808	29,835

Deferred income tax liabilities—
Property and equipment	(7,035)	(6,660)
Long-term contracts	(535)	(671)
Goodwill	(3,562)	(3,364)
Intangible assets	(1,378)	(2,803)
Other	(271)	(947)

Total deferred income tax liabilities	(12,781)	(14,445)

Less—Valuation allowance	(3,975)	(5,918)

Net deferred income tax assets	$14,052	$9,472

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax assets—
Prepaid expenses and other	$19,423	$18,279
Other noncurrent assets	5,747	1,472

Total deferred income tax assets	$25,170	$19,751

Deferred income tax liabilities—
Other current liabilities	$301	$338
Deferred income tax liabilities	10,817	9,941

Total deferred income tax liabilities	$11,118	$10,279

        As of December 31, 2014, we had $7.0 million of future tax benefits related to $115.0 million of available state and Puerto Rican net operating loss carryforwards ("NOLs") which expire between 2015 and 2034. A valuation allowance of $4.0 million has been recorded against net deferred tax assets of

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. Income Taxes (Continued)

state and Puerto Rico. We recorded a decrease in valuation allowances of $1.9 million for the year ended December 31, 2014. Our deferred tax assets for Puerto Rico are fully valued. A deferred tax asset for state NOLs, net of related valuation allowance, of $3.6 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. A return to profitability in our entities with valuation allowances on their NOL's and deferred tax assets would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets. A sustained period of profitability could cause a change in our judgment of the remaining deferred tax assets. If that were to occur then it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.

        As of December 31, 2014 and 2013, approximately $0.3 million and $0.3 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We recognized $0.4 million and $0.4 million in interest during the year ended December 31, 2014 and 2013, respectively. We had accrued approximately $0.3 million and $0.3 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2011 tax year forward and by various state authorities for the 2006 tax year forward.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$413	$499	$696
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(70)	(86)	(197)
Settlements	—	—	—

Balance at end of year	$343	$413	$499

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $6.1 million in 2014, $5.5 million in 2013 and $5.2 million in 2012. Of these amounts, approximately $0.1 million was payable to the plans at December 31, 2014 and 2013.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. Employee Benefit Plans (Continued)

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2014 and 2013, we had 6 and 6 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2014, 2013 or 2012. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

        Certain individuals at one of our operations are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.0 million and $3.2 million recorded as of December 31, 2014 and 2013, respectively.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $17.8 million, $16.2 million, and $15.2 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2014, 2013 and 2012 rent expense above are approximately $3.8 million, $3.8 million and $3.4 million of rent paid to these related parties, respectively. In addition to the noncancelable operating leases, we have capital lease obligations of $0.8 million as of December 31, 2014 which were attained through our acquisition in northern Texas.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2015	$11,683
2016	10,078
2017	9,111
2018	7,644
2019	5,647
Thereafter	6,526

$50,689

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

December 31, 2014

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

13. Stockholders' Equity

  2012 Equity Incentive Plan

        In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2014, there were 3.8 million shares available for issuance under this plan. The 2012 Plan will expire in May 2022. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On October 24, 2014,

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

13. Stockholders' Equity (Continued)

the Board approved an extension to the program by increasing the shares authorized for repurchase by 1.0 million shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. We repurchased 0.5 million shares for the year ended December 31, 2014 at an average price of $14.52 per share. Since the inception of the program in 2007 and as of December 31, 2014, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock, restricted stock units and performance stock units. The vesting of unvested contingently issuable restricted stock is based on the achievement of certain earnings per share targets. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

        Unvested restricted stock, restricted stock units and performance stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic earnings per share weighted outstanding from the vesting date.

        There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2014. There were no anti-dilutive stock options for the year ended December 31, 2013. There were approximately 1.0 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2012.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

13. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Common shares outstanding, end of period(a)	37,270	37,578	37,069
Effect of using weighted average common shares outstanding	277	(333)	43

Shares used in computing earnings per share—basic	37,547	37,245	37,112
Effect of shares issuable under stock option plans based on the treasury stock method	147	183	87
Effect of contingently issuable restricted shares	103	108	60

Shares used in computing earnings per share—diluted	37,797	37,536	37,259

(a)
Excludes 0.1 million and 0.2 million shares of unvested contingently issuable restricted stock outstanding for the years ended December 31, 2013 and 2012, respectively (see Note 14 "Stock-Based Compensation").

14. Stock-Based Compensation

        Under the 2012 Equity Incentive Plan (the "2012 Plan") grants of stock options, restricted stock and restricted stock units, and performance share units have been, and will be, determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $4.8 million, $4.0 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $1.8 million, $1.5 million and $1.0 million for each of the years ended December 31, 2014, 2013 and 2012. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. Stock-Based Compensation (Continued)

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2014		2013		2012
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	858	$12.24	1,143	$11.59	1,056	$10.84
Granted	156	$16.15	156	$13.86	190	$11.19
Exercised	(104)	$11.87	(440)	$11.10	(103)	$3.20
Forfeited	—	$—	(1)	$13.87	—	$—
Expired	—	$—	—	$—	—	$—

Outstanding at end of year	910	$12.95	858	$12.24	1,143	$11.59

Options exercisable at end of year	587		528		810

        The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $3.0 million and $0.8 million, respectively. Stock options exercisable as of December 31, 2014 have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $2.9 million. As of December 31, 2014, we have 0.9 million options that are vested or expected to vest; these options have a weighted average exercise price of $12.95 per share, have a weighted-average remaining contractual term of 6.2 years and an aggregate intrinsic value of $3.8 million.

        The following table summarizes information about stock options outstanding at December 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/14	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/14	Weighted- Average Exercise Price
$6.38 - $7.94	28	0.38	$6.42	28	$6.42
$10.73 - $12.90	404	5.31	$11.57	340	$11.64
$13.15 - $16.15	478	7.33	$14.51	219	$13.65

$6.38 - $16.15	910	6.22	$12.95	587	$12.14

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. Stock-Based Compensation (Continued)

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2014, 2013 and 2012 grants are shown in the table below:

	Year Ended December 31,
	2014	2013	2012
Weighted-average fair value per share of options granted	$6.24	$5.06	$4.03
Fair value assumptions:
Expected dividend yield	1.34%	1.82%	1.86%
Expected stock price volatility	45.2%	46.6%	46.5%
Risk-free interest rate	1.91%	0.96%	1.17%
Expected term	5.6 years	5.6 years	5.3 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting if the employee retires at any time when the sum of their age and years of service is at least 75. As of December 31, 2014, the unrecognized compensation cost related to stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options vested during the year ended December 31, 2014 was $0.8 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2014 and changes for the year ended December 31, 2014 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	330	$4.66
Granted	156	$6.24
Vested	(163)	$4.65
Forfeited	—	—

Nonvested at December 31, 2014	323	$5.43

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. Stock-Based Compensation (Continued)

  Restricted Stock and Restricted Stock Units

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Shares
Restricted Stock and Restricted Stock Units	2014	2013	2012
Unvested at beginning of year	199	272	302
Granted	133	169	224
Vested	(172)	(240)	(254)
Forfeited	—	(2)	—

Unvested at end of year	160	199	272

        Approximately $1.2 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2014 was $2.4 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2014, 2013 and 2012 was $15.80, $13.57 and $10.78, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $4.7 million and $3.1 million, respectively.

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

        Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record an accrued expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. During 2013, the vesting criteria was set for both 2013 and 2012 grants. The calculated fair market value as of December 31, 2014 was $4.1 million. Of this amount, $1.7 million relates to the PSUs granted in 2012 whose performance period ended December 31, 2014. These awards will be settled within the upcoming year either in cash or stock. The calculated fair

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. Stock-Based Compensation (Continued)

market value as of December 31, 2013 was $2.4 million. The accrued expense related to performance stock units for the years ended December 31, 2014 and 2013 was $1.8 million and $0.9 million, respectively. Approximately $1.3 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.1 years.

        We generally issue treasury shares for stock compensation purposes, unless treasury shares are not available.

15. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized as follows (in thousands, except per share data):

	2014
	Q1	Q2	Q3	Q4
Revenue	$321,381	$362,801	$370,145	$356,468
Gross profit	52,149	61,859	66,459	69,304
Operating income	1,897	10,648	14,785	14,892
Income from continuing operations	1,078	6,336	9,379	11,821
Income (loss) from discontinued operations, net of tax	(15)	—	—	—
Net income including noncontrolling interests	1,063	6,336	9,379	11,821
Less: Net income attributable to noncontrolling interests	688	1,935	1,774	1,139
Net income attributable to Comfort Systems USA, Inc.	375	4,401	7,605	10,682
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.01	$0.12	$0.20	$0.29
Income from discontinued operations	—	—	—	—

Net income	$0.01	$0.12	$0.20	$0.29

Diluted—
Income from continuing operations	$0.01	$0.12	$0.20	$0.29
Income from discontinued operations	—	—	—	—

Net income	$0.01	$0.12	$0.20	$0.29

Net cash provided by (used in) operating activities	$(8,784)	$22,385	$23,881	$5,070

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

15. Quarterly Results of Operations (Unaudited) (Continued)

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2014 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2014 and such information is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 37 of this annual report on Form 10-K and is incorporated herein by reference.

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

Date: February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN E. LANE Brian E. Lane	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2015
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
/s/ FRANKLIN MYERS Franklin Myers	Chairman of the Board	February 26, 2015
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 26, 2015
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 26, 2015
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 26, 2015

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 26, 2015
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 26, 2015
/s/ CONSTANCE E. SKIDMORE Constance E. Skidmore	Director	February 26, 2015
/s/ VANCE W. TANG Vance W. Tang	Director	February 26, 2015

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.21	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.22	2012 Equity Incentive Plan	A	Proxy Statement April 9, 2012
*10.23	2012 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2012
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10-Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8-K
*10.26	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.3	March 22, 2013 Form 8-K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10-K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10-K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10-Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8-K
*10.32	Form of 2014 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8-K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan		Filed Herewith
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 7, 2014 Form 8-K
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan.