Form 10-Q
period 2015-03-31
COMFORT SYSTEMS USA INC
filed 2015-04-29
CIK 1035983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

         The number of shares outstanding of the issuer's common stock as of April 24, 2015 was 37,391,203 (excluding treasury shares of 3,732,162).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,892	$32,064
Accounts receivable, less allowance for doubtful accounts of $4,257 and $4,379, respectively	306,864	303,575
Other receivables	8,983	15,520
Inventories	10,027	8,646
Prepaid expenses and other	26,564	25,591
Costs and estimated earnings in excess of billings	31,300	27,620
Assets related to discontinued operations	176	176

Total current assets	422,806	413,192
PROPERTY AND EQUIPMENT, NET	55,640	55,759
GOODWILL	143,569	140,341
IDENTIFIABLE INTANGIBLE ASSETS, NET	46,012	45,666
OTHER NONCURRENT ASSETS	10,777	10,792

Total assets	$678,804	$665,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—
Current maturities of long-term capital lease obligations	299	317
Accounts payable	109,478	106,211
Accrued compensation and benefits	45,992	44,683
Billings in excess of costs and estimated earnings	82,306	77,446
Accrued self-insurance expense	29,427	28,903
Other current liabilities	25,056	24,814
Liabilities related to discontinued operations	263	263

Total current liabilities	292,821	282,637
LONG-TERM DEBT	37,000	39,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	463	529
DEFERRED INCOME TAX LIABILITIES	10,204	10,817
OTHER LONG-TERM LIABILITIES	11,129	10,874

Total liabilities	351,617	344,357
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,816,216 and 3,853,586 shares, respectively	(43,175)	(43,598)
Additional paid-in capital	320,844	320,084
Retained earnings	32,213	29,384

Comfort Systems USA, Inc. stockholders' equity	310,293	306,281
Noncontrolling interests	16,894	15,112

Total stockholders' equity	327,187	321,393

Total liabilities and stockholders' equity	$678,804	$665,750

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE	$369,547	$321,381
COST OF SERVICES	304,859	269,232

Gross profit	64,688	52,149
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	53,696	50,385
GAIN ON SALE OF ASSETS	(176)	(133)

Operating income	11,168	1,897
OTHER INCOME (EXPENSE):
Interest income	1	11
Interest expense	(505)	(336)
Changes in the fair value of contingent earn-out obligations	—	130
Other	18	68

Other income (expense)	(486)	(127)

INCOME BEFORE INCOME TAXES	10,682	1,770
INCOME TAX EXPENSE	3,793	692

INCOME FROM CONTINUING OPERATIONS	6,889	1,078
Loss from discontinued operations, net of income tax benefit of $— and $10	—	(15)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	6,889	1,063
Less: Net income attributable to noncontrolling interests	1,823	688

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$5,066	$375

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.14	$0.01
Loss from discontinued operations	—	—

Net income	$0.14	$0.01

Diluted—
Income from continuing operations	$0.13	$0.01
Loss from discontinued operations	—	—

Net income	$0.13	$0.01

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,281	37,582

Diluted	37,605	37,890

DIVIDENDS PER SHARE	$0.060	$0.055

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	41,123,365	$411	(3,488,438)	$(37,468)	$318,123	$14,768	$18,188	$314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interests	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)

BALANCE AT DECEMBER 31, 2014	41,123,365	411	(3,853,586)	(43,598)	320,084	29,384	15,112	321,393
Net income (unaudited)	—	—	—	—	—	5,066	1,823	6,889
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	37,370	423	(36)	—	—	387
Issuance of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—	—
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	796	—	—	796
Dividends (unaudited)	—	—	—	—	—	(2,237)	—	(2,237)
Distribution to noncontrolling interests (unaudited)	—	—	—	—	—	—	(41)	(41)
Share repurchase (unaudited)	—	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2015 (unaudited)	41,123,365	$411	(3,816,216)	$(43,175)	$320,844	$32,213	$16,894	$327,187

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$6,889	$1,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,831	1,604
Depreciation expense	3,792	3,050
Bad debt expense	211	33
Deferred tax benefit	(1,241)	(1,622)
Amortization of debt financing costs	93	65
Gain on sale of assets	(176)	(133)
Changes in the fair value of contingent earn-out obligations	—	(130)
Stock-based compensation expense	1,388	1,431
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	2,854	7,330
Inventories	(1,263)	(393)
Prepaid expenses and other current assets	735	824
Costs and estimated earnings in excess of billings	(3,592)	(4,443)
Other noncurrent assets	278	182
Increase (decrease) in—
Accounts payable and accrued liabilities	3,721	(11,169)
Billings in excess of costs and estimated earnings	4,817	(6,181)
Other long-term liabilities	78	(295)

Net cash provided by (used in) operating activities	20,415	(8,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,623)	(3,882)
Proceeds from sales of property and equipment	206	217
Cash paid for acquisitions, net of cash acquired	(5,350)	(4,000)

Net cash used in investing activities	(8,767)	(7,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	14,500	18,000
Payments on revolving line of credit	(17,000)	(11,000)
Payments on capital lease obligations	(84)	—
Payments of dividends to shareholders	(2,237)	(2,067)
Share repurchase program	—	(416)
Excess tax benefit of stock-based compensation	90	(14)
Proceeds from exercise of options	297	542
Distributions to noncontrolling interests	(41)	—
Payments for contingent consideration arrangements	(345)	—

Net cash provided by (used in) financing activities	(4,820)	5,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,828	(11,404)

CASH AND CASH EQUIVALENTS, beginning of period	32,064	52,054

CASH AND CASH EQUIVALENTS, end of period	$38,892	$40,650

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 52% of our consolidated 2015 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 48% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2015 revenue: HVAC 76%, plumbing 15%, building automation control systems 5% and other 4%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2014 (the "Form 10-K").

        The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the SEC. Accordingly, these financial statements do not include all the footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Form 10-K. We believe all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Certain amounts in prior periods may have been reclassified to conform to the current year presentation. The effects of the reclassifications were not material to the unaudited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

March 31, 2015

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Three Months Ended March 31,
	2015	2014
Interest	$407	$261
Income taxes	590	519

Total	$997	$780

  Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application, and early adoption is not permitted. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

  Income Taxes

        We are subject to income tax in the United States and Puerto Rico and we file a consolidated return for federal income tax purposes. Income taxes are provided for under the liability method, which takes into account differences between financial statement treatment and tax treatment of certain transactions.

        Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

        Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions may be disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

        To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our consolidated statements of operations.

        For the three months ended March 31, 2015 our tax expense is $3.8 million with an effective tax rate of 35.5% as compared to tax expense of $0.7 million with an effective tax rate of 39.1% for the three months ended March 31, 2014. The effective rate for 2015 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.9%) and non-deductible expenses (1.3%) partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.7%) and the production activity deduction (1.8%). The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate.

  Financial Instruments

        Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, life insurance policies, notes to former owners, capital leases and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

3. Fair Value Measurements (Continued)

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,892	$38,892	$—	$—
Life insurance—cash surrender value	$3,343	$—	$3,343	$—
Contingent earn-out obligations	$425	$—	$—	$425

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 44 employees with a combined face value of $41.7 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.3 million as of March 31, 2015 and $3.2 million as of December 31, 2014. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

Balance at beginning of year	$670
Issuances	100
Settlements	(345)
Adjustments to fair value	—

Balance at end of period	$425

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

3. Fair Value Measurements (Continued)

impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of DynaTen

        On May 1, 2014, we closed a transaction to acquire DynaTen Corporation ("DynaTen") which reports as a separate operation location in Northern Texas. DynaTen is a regional mechanical contractor based in Fort Worth, Texas which engages in broad range of mechanical contracting projects, HVAC services and controls, in the Dallas/FortWorth metroplex and in surrounding areas. The total purchase price, which was finalized in the first quarter of 2015, was $40.5 million, of which $19.8 million was allocated to goodwill.

  Other Acquisitions

        We completed two acquisition in the first quarter of 2015 and one acquisition in the first quarter of 2014. These acquisitions were not material and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was $6.7 million and $1.5 million in the first quarter of 2015 and 2014, respectively. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of year	$140,341	$114,588
Additions	3,228	26,480
Impairment adjustment	—	(727)

Balance at end of period	$143,569	$140,341

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5. Goodwill and Identifiable Intangible Assets, Net (Continued)

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		March 31, 2015		December 31, 2014
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$52,617	$(27,653)	$50,440	$(26,287)
Backlog	1 - 2	1,600	(975)	1,600	(829)
Noncompete agreements	2 - 7	2,890	(2,878)	2,890	(2,868)
Tradenames	2 - 25	27,995	(7,584)	27,995	(7,275)

Total		$85,102	$(39,090)	$82,925	$(37,259)

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility	$36,000	$38,500
Notes to former owners	1,000	1,000
Capital lease obligations	762	846

Total debt	37,762	40,346
Less—current portion	(299)	(317)

Total long-term portion of debt	$37,463	$40,029

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.75 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $248.5 million as of March 31, 2015. As of March 31, 2015, we had $36.0 million of outstanding borrowings, $48.0 million in letters of credit outstanding and $164.5 million of credit available.

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

March 31, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of March 31, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of March 31, 2015 was 0.51.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2015 was 20.47.

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

        We are in compliance with all of our financial covenants as of March 31, 2015.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $1.0 million as of March 31, 2015 and bear interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.8 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of March 31, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of March 31, 2015.

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

March 31, 2015

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

        Surety market conditions are currently challenging as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 25% to 35% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

8. Stockholders' Equity (Continued)

        There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2015 and no anti-dilutive stock options for the three months ended March 31, 2014.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Common shares outstanding, end of period(a)	37,307	37,597
Effect of using weighted average common shares outstanding	(26)	(15)

Shares used in computing earnings per share—basic	37,281	37,582
Effect of shares issuable under stock option plans based on the treasury stock method	233	186
Effect of contingently issuable restricted shares	91	122

Shares used in computing earnings per share—diluted	37,605	37,890

(a)
Excludes 0.1 million shares of unvested contingently issuable restricted stock outstanding as of March 31, 2014.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. No shares were repurchased during the current quarter. Since the inception of the program in 2007 and as of March 31, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin although such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

        Our average project takes six to nine months to complete, with an average contract price of approximately $490,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of March 31, 2015, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,711	$404.8
$1 million - $5 million	293	648.3
$5 million - $10 million	64	437.3
$10 million - $15 million	16	196.5
Greater than $15 million	16	320.2

Total	4,100	$2,007.1

        In addition to project work, approximately 17% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, and 2013 and 2014 activity levels have been relatively stable at the low levels of the preceding years. During these periods of decline, we responded to market challenges by pursuing work in sectors less affected by the downturn, such as government, educational, and healthcare facilities, and by establishing marketing initiatives that take advantage of our size and range of expertise. We also responded to declining gross profits over those years by reducing our selling, general, and administrative expenses. We believe our efforts in these areas partially offset the decline in our profitability over that period.

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

        As discussed at greater length in "Results of Operations" below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2015 will be on execution and cost control, but we are beginning to seek growth based on our belief that industry conditions are beginning to improve, and we believe that activity levels will permit us to earn reasonable profits while preserving our core workforce. We have increased our focus on project qualification, estimating, pricing and management; and overall we are investing in service growth and improved performance.

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

          Employee Medical— We have a national medical plan. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2015	%	2014	%
Revenue	$369,547	100.0%	$321,381	100.0%
Cost of services	304,859	82.5%	269,232	83.8%

Gross profit	64,688	17.5%	52,149	16.2%
Selling, general and administrative expenses	53,696	14.5%	50,385	15.7%
Gain on sale of assets	(176)	—	(133)	—

Operating income	11,168	3.0%	1,897	0.6%
Interest income	1	—	11	—
Interest expense	(505)	(0.1)%	(336)	(0.1)%
Changes in the fair value of contingent earn-out obligations	—	—	130	—
Other income (expense)	18	—	68	—

Income before income taxes	10,682	2.9%	1,770	0.6%
Income tax expense	3,793		692

Income from continuing operations	6,889		1,078
Loss from discontinued operations, net of tax	—		(15)

Net income including noncontrolling interests	6,889	1.9%	1,063	0.3%
Less: Net income attributable to noncontrolling interests	1,823		688

Net income attributable to Comfort Systems USA, Inc.	$5,066		$375

        We had 37 operating locations as of December 31, 2014. We completed two acquisitions in the first quarter of 2015. These acquisitions were not material and were "tucked-in" with existing operations. In addition, we merged two operating locations during the current quarter. As of March 31, 2015, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2015 to 2014, as described below, excludes three months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $48.2 million, or 15.0%, to $369.5 million for the first quarter of 2015 compared to the same period in 2014. The increase included a 10.2% increase in revenue related to same-store activity and a 4.8% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our EAS operation ($23.4 million), our Arkansas operation ($11.1 million) and our large operation headquartered in Virginia ($7.2 million). These operations experienced increased project work compared to the prior year, specifically in the manufacturing sector.

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

        Backlog as of March 31, 2015 was $718.0 million, a 5.2% decrease from December 31, 2014 backlog of $757.8 million, and a 17.3% increase from March 31, 2014 backlog of $612.3 million. Sequential backlog decreased primarily due to our EAS operation ($21.1 million), our Arkansas operation ($12.2 million) and our large operation headquartered in Virginia ($10.4 million), with each completing a significant amount of project work during the quarter. The year-over-year backlog increase was primarily due to a same-store increase of 9.4% largely related to increased project bookings at one of our Maryland operations ($23.9 million) and one of our Virginia operations ($21.4 million). In addition, a 7.9% increase was due to the aforementioned acquisition of our Northern Texas operation ($48.2 million) in the second quarter of last year.

        We experienced significant industry activity declines in 2009 through 2012 with activity levels stabilizing in 2013 and 2014. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to gradually improve over the next twelve months, particularly in the area of new construction.

        Gross Profit—Gross profit increased $12.5 million, or 24.0%, to $64.7 million for the first quarter of 2015 as compared to the same period in 2014. The increase included a $2.0 million, or 3.9%, increase related to the acquisition of our Northern Texas operation and a $10.5 million, or 20.1%, increase on a same-store basis. The same-store increase in gross profit was primarily due to improved project execution at our EAS operation ($3.4 million) and job underperformance at our Southern California operation in 2014 which has turned around in the current quarter ($2.7 million). As a percentage of revenue, gross profit increased from 16.2% in 2014 to 17.5% in 2015 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $3.3 million, or 6.6%, to $53.7 million for the first quarter of 2015 as compared to 2014. On a same-store basis, excluding amortization expense, SG&A increased $1.8 million, or 3.7%. This increase is primarily due to expanded service activities at certain locations (approximately $1.5 million). Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A decreased from 15.7% in 2014 to 14.5% in 2015 primarily due to an increase in large-project revenues at EAS which did not require an increase in SG&A.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
SG&A	$53,696	$50,385
Less: SG&A from companies acquired	(1,438)	—
Less: Amortization expense	(1,685)	(1,604)

Same-store SG&A, excluding amortization expense	$50,573	$48,781

        Interest Expense—Interest expense increased $0.2 million, or 50.3%, to $0.5 million for the first quarter of 2015 as compared to the same period in 2014. The increase is due to the increase in borrowings on the revolving credit facility.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. There was no income from changes in the fair value of contingent earn-out obligations for the first quarter of 2015 as compared to $0.1 million in the prior year. Based on updated measurements of estimated future cash flows for our contingent obligations in the first quarter of 2015, no change in estimate was made to the remaining earn-out obligations.

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

        For the three months ended March 31, 2015 our tax expense is $3.8 million with an effective tax rate of 35.5% as compared to tax expense of $0.7 million with an effective tax rate of 39.1% for the three months ended March 31, 2014. The effective rate for 2015 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.9%) and non-deductible expenses (1.3%) partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.7%) and the production activity deduction (1.8%). The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2015 will be between 35% and 40%.

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $1.1 million to $1.8 million for the first quarter of 2015 as compared to the same quarter in 2014. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased revenues and margins on jobs performed in the current quarter.

  Outlook

        We expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, but we believe that industry conditions will improve gradually through the remainder of 2015. Our backlog has recently begun to increase. Our emphasis for the remainder of 2015 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue will be above the levels that we have experienced in recent years, and that 2015 profitability is likely to improve as compared to 2014.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$20,415	$(8,784)
Investing activities	(8,767)	(7,665)
Financing activities	(4,820)	5,045

Net increase (decrease) in cash and cash equivalents	$6,828	$(11,404)

Free cash flow:
Cash provided by (used in) operating activities	$20,415	$(8,784)
Purchases of property and equipment	(3,623)	(3,882)
Proceeds from sales of property and equipment	206	217

Free cash flow	$16,998	$(12,449)

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

        Cash Provided by (Used in) Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

        Cash provided by operating activities was $20.4 million during the first quarter of 2015 compared with cash used of $8.8 million during 2014. The $29.2 million increase is primarily due to increases in accounts payable and billings in excess of costs and estimated earnings which had a positive impact of $14.9 million and $11.0 million, respectively. These increases are primarily due to timing of various project work at our EAS operation and our large operation headquartered in Virginia. These sources of operating cash flow were partially offset by a corresponding increase in receivables related to these projects. In addition, the increase was also impacted by higher net income in the first quarter of 2015 ($6.9 million) compared to the first quarter of 2014 ($1.1 million).

        Cash Used in Investing Activities—During the first quarter of 2015, cash used in investing activities was $8.8 million compared to $7.7 million during the first quarter of 2014. The $1.1 million increase in cash used primarily relates to cash paid for acquisitions in 2015 ($1.4 million).

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $4.8 million for the first quarter of 2015 compared to cash provided by financing activities of $5.0 million during the first quarter of 2014. The primary reason for the $9.9 million increase in cash provided by financing activities is due to net payments to the revolving credit facility during the current quarter of $2.5 million compared to net borrowings during the first quarter of 2014 of $7.0 million.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. No shares were repurchased during the current quarter. Since the inception of the program in 2007 and as of March 31, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

  Debt

  Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. The Facility provides that availability under the Facility will be limited to the lesser of the face amount of $250.0 million, or indebtedness less certain exclusions equal to 2.75 times trailing twelve month Credit Facility Adjusted EBITDA, which calculates to availability of $248.5 million as of March 31, 2015. As of March 31, 2015, we had $36.0 million of outstanding borrowings, $48.0 million in letters of credit outstanding and $164.5 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of March 31, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of March 31, 2015 was 0.51.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2015 was 20.47.

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

        We are in compliance with all of our financial covenants as of March 31, 2015.

  Notes to Former Owners

        We issued subordinated notes to the former owners of acquired companies as part of the consideration used to acquire these companies. These notes had an outstanding balance of $1.0 million as of March 31, 2015 and bear interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.8 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, EAS, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires July 31, 2015. As of March 31, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.7% as of March 31, 2015.

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

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of March 31, 2015 (in thousands):

	Twelve Months Ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$36,000	$—	$36,000
Notes to former owners	—	500	500	—	—	—	1,000
Interest payable	529	529	517	504	504	—	2,583
Capital lease obligations	299	245	141	61	16	—	762
Operating lease obligations	11,806	10,459	9,497	7,930	5,221	5,994	50,907

Total	$12,634	$11,733	$10,655	$8,495	$41,741	$5,994	$91,252

        As of March 31, 2015, we have $48.0 million in letter of credit commitments, of which $23.8 million will expire in 2015 and $24.2 million will expire in 2016. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2015, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at March 31, 2015:

	Twelve Months Ended March 31,
							Fair Value
	2016	2017	2018	2019	2020	Thereafter
Fixed Rate Debt	$—	$500	$500	$—	$—	$—	$1,000
Average Interest Rate	—	2.5%	2.5%	—	—	—	2.5%
Variable Rate Debt	$—	$—	$—	$—	$36,000	$—	$36,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.4% as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. No shares were repurchased during the current quarter. Since the inception of the program in 2007 and as of March 31, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.30 per share.

        During the quarter ended March 31, 2015, no share repurchases were made.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	6,566,368	994,815
February 1 - February 28	—	$—	6,566,368	994,815
March 1 - March 31	—	$—	6,566,368	994,815

	—	$—	6,566,368	994,815

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

Item 6.    Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
*10.1	Summary of 2015 Incentive Compensation Plan		Filed Herewith
*10.2	Form of 2015 Restricted Stock Unit Agreement	10.1	April 2, 2015 Form 8-K
*10.3	Form of 2015 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 2, 2015 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document		Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		Filed Herewith

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
April 29, 2015	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
April 29, 2015	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
April 29, 2015	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer