Form 10-Q
period 2015-06-30
COMFORT SYSTEMS USA INC
filed 2015-07-30
CIK 1035983

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        The number of shares outstanding of the issuer's common stock as of July 23, 2015 was 37,549,699 (excluding treasury shares of 3,573,666).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,714	$32,064
Accounts receivable, less allowance for doubtful accounts of $4,641 and $4,379, respectively	329,338	303,575
Other receivables	6,191	15,520
Inventories	10,204	8,646
Prepaid expenses and other	26,631	25,591
Costs and estimated earnings in excess of billings	33,568	27,620
Assets related to discontinued operations	176	176

Total current assets	446,822	413,192
PROPERTY AND EQUIPMENT, NET	57,613	55,759
GOODWILL	143,569	140,341
IDENTIFIABLE INTANGIBLE ASSETS, NET	44,123	45,666
OTHER NONCURRENT ASSETS	10,922	10,792

Total assets	$703,049	$665,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term capital lease obligations	$287	$317
Accounts payable	117,780	106,211
Accrued compensation and benefits	50,739	44,683
Billings in excess of costs and estimated earnings	90,322	77,446
Accrued self-insurance expense	29,738	28,903
Other current liabilities	35,332	24,814
Liabilities related to discontinued operations	263	263

Total current liabilities	324,461	282,637
LONG-TERM DEBT	19,000	39,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	396	529
DEFERRED INCOME TAX LIABILITIES	9,841	10,817
OTHER LONG-TERM LIABILITIES	7,838	10,874

Total liabilities	361,536	344,357
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,573,666 and 3,853,586 shares, respectively	(41,486)	(43,598)
Additional paid-in capital	322,015	320,084
Retained earnings	43,375	29,384

Comfort Systems USA, Inc. stockholders' equity	324,315	306,281
Noncontrolling interests	17,198	15,112

Total stockholders' equity	341,513	321,393

Total liabilities and stockholders' equity	$703,049	$665,750

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$416,567	$362,801	$786,114	$684,182
COST OF SERVICES	334,518	300,942	639,377	570,174

Gross profit	82,049	61,859	146,737	114,008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	57,369	50,573	111,065	100,958
GOODWILL IMPAIRMENT	—	727	—	727
GAIN ON SALE OF ASSETS	(151)	(89)	(327)	(222)

Operating income	24,831	10,648	35,999	12,545
OTHER INCOME (EXPENSE):
Interest income	67	2	68	13
Interest expense	(454)	(462)	(959)	(798)
Changes in the fair value of contingent earn-out obligations	125	(130)	125	—
Other	9	24	27	92

Other income (expense)	(253)	(566)	(739)	(693)

INCOME BEFORE INCOME TAXES	24,578	10,082	35,260	11,852
INCOME TAX EXPENSE	8,796	3,746	12,589	4,438

INCOME FROM CONTINUING OPERATIONS	15,782	6,336	22,671	7,414
Loss from discontinued operations, net of income tax benefit of $—, $—, $— and $10	—	—	—	(15)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	15,782	6,336	22,671	7,399
Less: Net income attributable to noncontrolling interests	2,378	1,935	4,201	2,623

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$13,404	$4,401	$18,470	$4,776

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.36	$0.12	$0.49	$0.13
Loss from discontinued operations	—	—	—	—

Net income	$0.36	$0.12	$0.49	$0.13

Diluted—
Income from continuing operations	$0.35	$0.12	$0.49	$0.13
Loss from discontinued operations	—	—	—	—

Net income	$0.35	$0.12	$0.49	$0.13

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,457	37,706	37,370	37,644

Diluted	37,917	37,880	37,761	37,914

DIVIDENDS PER SHARE	$0.060	$0.055	$0.120	$0.110

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	41,123,365	$411	(3,488,438)	$(37,468)	$318,123	$14,768	$18,188	$314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interests	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)

BALANCE AT DECEMBER 31, 2014	41,123,365	411	(3,853,586)	(43,598)	320,084	29,384	15,112	321,393
Net income (unaudited)	—	—	—	—	—	18,470	4,201	22,671
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	197,528	2,282	195	—	—	2,477
Issuance of restricted stock & performance stock (unaudited)	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	261	—	—	261
Stock-based compensation (unaudited)	—	—	—	—	2,101	—	—	2,101
Dividends (unaudited)	—	—	—	—	—	(4,479)	—	(4,479)
Distribution to noncontrolling interests (unaudited)	—	—	—	—	—	—	(2,115)	(2,115)
Share repurchase (unaudited)	—	—	(73,033)	(1,525)	—	—	—	(1,525)

BALANCE AT JUNE 30, 2015 (unaudited)	41,123,365	$411	(3,573,666)	$(41,486)	$322,015	$43,375	$17,198	$341,513

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$15,782	$6,336	$22,671	$7,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	1,893	1,781	3,724	3,385
Depreciation expense	3,948	3,219	7,740	6,269
Goodwill impairment	—	727	—	727
Bad debt expense	683	202	894	235
Deferred tax expense (benefit)	(1,022)	(1)	(2,263)	(1,623)
Amortization of debt financing costs	65	65	158	130
Gain on sale of assets	(151)	(89)	(327)	(222)
Changes in the fair value of contingent earn-out obligations	(125)	130	(125)	—
Stock-based compensation expense	1,790	1,439	3,178	2,870
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(20,845)	(7,805)	(17,991)	(475)
Inventories	(177)	135	(1,440)	(258)
Prepaid expenses and other current assets	1,071	827	1,806	1,651
Costs and estimated earnings in excess of billings	(2,268)	(3,816)	(5,860)	(8,259)
Other noncurrent assets	(493)	(84)	(215)	98
Increase (decrease) in—
Accounts payable and accrued liabilities	22,237	9,167	25,958	(2,002)
Billings in excess of costs and estimated earnings	8,016	10,054	12,833	3,873
Other long-term liabilities	(159)	98	(81)	(197)

Net cash provided by operating activities	30,245	22,385	50,660	13,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,685)	(4,452)	(9,308)	(8,334)
Proceeds from sales of property and equipment	279	323	485	540
Cash paid for acquisitions, net of cash acquired	(511)	(47,359)	(5,861)	(51,359)

Net cash used in investing activities	(5,917)	(51,488)	(14,684)	(59,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	83,500	14,500	101,500
Payments on revolving line of credit	(18,000)	(38,500)	(35,000)	(49,500)
Payments on other long-term debt	—	(2,000)	—	(2,000)
Payments on capital lease obligations	(79)	—	(163)	—
Payments of dividends to shareholders	(2,242)	(2,072)	(4,479)	(4,139)
Share repurchase program	(1,525)	(89)	(1,525)	(505)
Shares received in lieu of tax withholding	(937)	(531)	(937)	(531)
Excess tax benefit of stock-based compensation	371	119	461	105
Proceeds from exercise of options	1,980	284	2,277	826
Distributions to noncontrolling interests	(2,074)	(2,499)	(2,115)	(2,499)
Payments for contingent consideration arrangements	—	—	(345)	—

Net cash provided by (used in) financing activities	(22,506)	38,212	(27,326)	43,257

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,822	9,109	8,650	(2,295)

CASH AND CASH EQUIVALENTS, beginning of period	38,892	40,650	32,064	52,054

CASH AND CASH EQUIVALENTS, end of period	$40,714	$49,759	$40,714	$49,759

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 48% of our consolidated 2015 revenue was attributable to installation of systems in newly constructed facilities, with the remaining 52% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2015 revenue: HVAC 77%, plumbing 15%, building automation control systems 5% and other 3%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. It is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issue Costs." Under ASU 2015-03, an entity presents debt issue costs related to a note in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. ASU No. 2015-03 does not address the presentation of issuance costs associated with revolving debt agreements. It is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Currently, this authoritative guidance is not expected to have a material impact on our consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Entities should apply the new guidance prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

June 30, 2015

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

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$40,714	$40,714	$—	$—
Life insurance—cash surrender value	$3,397	$—	$3,397	$—
Contingent earn-out obligations	$300	$—	$—	$300

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 46 employees with a combined face value of $42.6 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.4 million as of June 30, 2015. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

June 30, 2015

(Unaudited)

3. Fair Value Measurements (Continued)

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$670
Issuances	100
Settlements	(345)
Adjustments to fair value	(125)

Balance at end of period	$300

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the quarter ended June 30, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. We did not recognize any impairments, in the current year, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of DynaTen

        On May 1, 2014, we closed a transaction to acquire DynaTen Corporation ("DynaTen") which reports as a separate operating location in Northern Texas. DynaTen is a regional mechanical contractor based in Fort Worth, Texas which engages in a broad range of mechanical contracting projects, HVAC services and controls, in the Dallas/Fort Worth metroplex and in surrounding areas. The total purchase price, which was finalized in the first quarter of 2015 was $40.5 million, of which $19.8 million was allocated to goodwill.

  Other Acquisitions

        We completed two acquisitions in the first quarter of 2015. In addition to the DynaTen acquisition noted above, additional acquisitions were completed in the first and second quarter of 2014. These acquisitions were not material and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was $6.7 million and $9.5 million for the six months ended June 30, 2015 and 2014, respectively. Our consolidated balance sheet includes preliminary allocations of the purchase price, related to the two acquisitions completed in the fiscal year 2015, to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5. Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30, 2015	December 31, 2014
Balance at beginning of year	$140,341	$114,588
Additions	3,228	26,480
Impairment adjustment	—	(727)

Balance at end of period	$143,569	$140,341

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility	$18,000	$38,500
Notes to former owners	1,000	1,000
Capital lease obligations	683	846

Total debt	19,683	40,346
Less—current portion	(287)	(317)

Total long-term portion of debt	$19,396	$40,029

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2015, we had $18.0 million of outstanding borrowings, $48.0 million in letters of credit outstanding and $184.0 million of credit available.

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

June 30, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

        The following is a summary of the additional margins:

	Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of June 30, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of June 30, 2015 was 0.23.

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

June 30, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2015 was 24.05.

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

        We were in compliance with all of our financial covenants as of June 30, 2015.

  Notes to Former Owners

        We issued a subordinated note to the former owners of an acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of June 30, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.7 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of June 30, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.0% as of June 30, 2015.

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

June 30, 2015

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

        Surety market conditions have seen some strengthening as the commercial construction markets have started to rebound. Bonding capacity remains adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 25% to 35% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

        There were no anti-dilutive stock options for the three and six months ended June 30, 2015, respectively. There were no anti-dilutive stock options for the six months ended June 30, 2014. There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended June 30, 2014.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

8. Stockholders' Equity (Continued)

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common shares outstanding, end of period	37,550	37,748	37,550	37,748
Effect of using weighted average common shares outstanding	(93)	(42)	(180)	(104)

Shares used in computing earnings per share—basic	37,457	37,706	37,370	37,644
Effect of shares issuable under stock option plans based on the treasury stock method	289	144	260	165
Effect of restricted shares	171	30	131	105

Shares used in computing earnings per share—diluted	37,917	37,880	37,761	37,914

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2015, we repurchased 0.1 million shares for approximately $1.5 million at an average price of $20.88 per share. Since the inception of the program in 2007 through June 30, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.40 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $496,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of June 30, 2015, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,798	$422.5
$1 million - $5 million	312	699.1
$5 million - $10 million	63	424.2
$10 million - $15 million	20	239.8
Greater than $15 million	15	303.4

Total	4,208	$2,089.0

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, and 2013 and 2014 activity levels have been relatively stable at the low levels of the preceding years. While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions gradually improve during the first half of 2015.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Revenue	$416,567	100.0%	$362,801	100.0%	$786,114	100.0%	$684,182	100.0%
Cost of services	334,518	80.3%	300,942	82.9%	639,377	81.3%	570,174	83.3%

Gross profit	82,049	19.7%	61,859	17.1%	146,737	18.7%	114,008	16.7%
Selling, general and administrative expenses	57,369	13.8%	50,573	13.9%	111,065	14.1%	100,958	14.8%
Goodwill impairment	—	—	727	0.2%	—	—	727	0.1%
Gain on sale of assets	(151)	—	(89)	—	(327)	—	(222)	—

Operating income	24,831	6.0%	10,648	2.9%	35,999	4.6%	12,545	1.8%
Interest income	67	—	2	—	68	—	13	—
Interest expense	(454)	(0.1)%	(462)	(0.1)%	(959)	(0.1)%	(798)	(0.1)%
Changes in the fair value of contingent earn-out obligations	125	—	(130)	—	125	—	—	—
Other income (expense)	9	—	24	—	27	—	92	—

Income before income taxes	24,578	5.9%	10,082	2.8%	35,260	4.5%	11,852	1.7%
Income tax expense	8,796		3,746		12,589		4,438

Income from continuing operations	15,782		6,336		22,671		7,414
Loss from discontinued operations, net of tax	—		—		—		(15)

Net income including noncontrolling interests	15,782	3.8%	6,336	1.7%	22,671	2.9%	7,399	1.1%
Less: Net income attributable to noncontrolling interests	2,378	0.6%	1,935	0.5%	4,201	0.5%	2,623	0.4%

Net income attributable to Comfort Systems USA, Inc.	$13,404		$4,401		$18,470		$4,776

        We had 37 operating locations as of December 31, 2014. We completed two acquisitions in the first quarter of 2015 and none in the second quarter of 2015. These acquisitions were not material and were "tucked-in" with existing operations. In addition, we merged two operating locations during the first quarter. As of June 30, 2015, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2015 to 2014, as described below, excludes four months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $53.8 million, or 14.8%, to $416.6 million for the second quarter of 2015 compared to the same period in 2014. The increase included a 13.5% increase in revenue related to same-store activity and a 1.3% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our Environmental Air Systems, LLC ("EAS") operation ($16.6 million), our large operation headquartered in Virginia ($9.5 million), our Arizona operation ($6.9 million) and our Arkansas operation ($4.9 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior quarter in multiple markets, but primarily the industrials sector.

        Revenue increased $101.9 million, or 14.9%, to $786.1 million for the first six months of 2015 compared to the same period in 2014. The increase included a 12.0% increase in revenue related to same-store activity and a 2.9% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our EAS operation ($40.0 million), our large operation headquartered in Virginia ($16.7 million), our Arizona operation ($8.7 million) and our Arkansas operation ($16.0 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior year in multiple markets, but primarily the industrials sector.

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

        Backlog as of June 30, 2015 was $712.3 million, a 0.8% decrease from March 31, 2015 backlog of $718.0 million, and a 5.7% increase from June 30, 2014 backlog of $673.7 million. Sequential backlog decreased at approximately half of our operating locations, primarily those in southeastern locations, due to the completion of project work during the quarter. This was almost fully offset by increases in backlog at the other half of our operating locations which experienced increased project bookings during the quarter. The year-over-year backlog increase was primarily due to increased project bookings at one of our Virginia operations ($17.3 million), our EAS operation ($16.1 million) and our Colorado operation ($14.7 million). This was partially offset by a decrease at our Wisconsin operation ($22.1 million) due to the completion of project work during the quarter.

        We experienced significant industry activity declines in 2009 through 2012 with activity levels stabilizing in 2013 and 2014. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to gradually improve over the next twelve months, particularly in the area of new construction.

        Gross Profit—Gross profit increased $20.2 million, or 32.6%, to $82.0 million for the second quarter of 2015 as compared to the same period in 2014. The increase included a $0.8 million, or 1.3%, increase related to the acquisition of our Northern Texas operation and a $19.4 million, or 31.3%, increase on a same-store basis. The same-store increase in gross profit was due to overall increased margins at a majority of operating locations. Specifically, we saw improved project execution at our large operation headquartered in Virginia ($4.0 million) and continued improvement at our Southern California operation ($3.5 million) which had experienced job underperformance in 2014. As a percentage of revenue, gross profit increased from 17.1% in 2014 to 19.7% in 2015 primarily due to the factors discussed above.

        Gross profit increased $32.7 million, or 28.7%, to $146.7 million for the first six months of 2015 as compared to the same period in 2014. The increase included a $3.4 million, or 3.0%, increase related to the acquisition of our Northern Texas operation and a $29.3 million, or 25.7%, increase on a same-store basis. The same-store increase in gross profit was primarily due to job underperformance at our Southern California operation in 2014 ($6.2 million) and improved project execution at our large operation headquartered in Virginia ($5.0 million). In addition, there was a $4.7 million increase in profitability in 2015 at our EAS operation due to improved project execution. As a percentage of revenue, gross profit increased from 16.7% in 2014 to 18.7% in 2015 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $6.8 million, or 13.4%, to $57.4 million for the second quarter of 2015 as compared to 2014. On a same-store basis, excluding amortization expense, SG&A increased $6.3 million, or 12.9%. This increase is primarily due to increased compensation accruals based on operating results ($3.4 million) and expanded service activities at certain locations ($1.5 million). Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A decreased from 13.9% in 2014 to 13.8% in 2015 primarily due to an increase in large-project revenues at EAS which did not require a corresponding increase in SG&A and better SG&A management at our large operation headquartered in Virginia.

        SG&A increased $10.1 million, or 10.0%, to $111.1 million for the first six months of 2015 as compared to the same period in 2014. On a same-store basis, excluding amortization expense, SG&A increased $8.1 million, or 8.3%. This increase is primarily due to increased compensation accruals based on operating results ($5.4 million) and expanded service activities at certain locations ($3.0 million). Amortization expense increased $0.2 million, or 5.0%. As a percentage of revenue, SG&A decreased from 14.8% in 2014 to 14.1% in 2015 primarily due to the factors discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
SG&A	$57,369	$50,573	$111,065	$100,958
Less: SG&A from companies acquired	(405)	—	(1,843)	—
Less: Amortization expense	(1,747)	(1,664)	(3,432)	(3,268)

Same-store SG&A, excluding amortization expense	$55,217	$48,909	$105,790	$97,690

        Goodwill Impairment—No goodwill impairment has been recorded in 2015. We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating location based in Southern California could no longer support the related goodwill balance.

        Interest Expense—Interest expense remained relatively flat at $0.5 million for the second quarter of 2015 and 2014. Interest expense increased $0.2 million, or 20.2%, to $1.0 million for the first six months of 2015 as compared to the same period in 2014. This increase was due to the increase in borrowings on the revolving credit facility in the first quarter of 2015.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. There was a gain of $0.1 million from changes in the fair value of contingent earn-out obligations for the second quarter of 2015 as compared to a loss of $0.1 million in the prior year. Based on updated measurements of estimated future cash flows for our contingent obligations in the second quarter of 2015, we decreased our obligation related to a prior year acquisition resulting in the current quarter gain.

        Income from changes in the fair value of contingent earn-out obligations for the first six months of 2015 was $0.1 million which was all due to second quarter activity. There was no net change in the fair value of contingent earn-out obligations for the first six months of 2014.

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

        For the six months ended June 30, 2015 our tax expense was $12.6 million with an effective tax rate of 35.7% as compared to tax expense of $4.4 million with an effective tax rate of 37.4% for the six months ended June 30, 2014. The effective rate for 2015 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.7%) and non-deductible expenses (1.1%) partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (3.0%) and the production activity deduction (1.8%). The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) and non-deductible expenses (1.5%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (2.4%) and the production activity deduction (2.1%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2015 will be between 35% and 40%.

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $0.4 million to $2.4 million for the second quarter of 2015 as compared to the same quarter in 2014. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased revenues and margins on jobs performed in the current quarter.

        Net income attributable to noncontrolling interests increased $1.6 million to $4.2 million for the first six months of 2015 as compared to the same period in 2014. The increase was primarily due to higher earnings at EAS in the current year caused by increased margins on jobs performed in 2015.

  Outlook

        While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions gradually improve during the first half of 2015. Our emphasis for the remainder of 2015 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue will be above the levels that we have experienced in recent years, and that 2015 profitability is likely to improve as compared to 2014.

Liquidity and Capital Resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash provided by (used in):
Operating activities	$30,245	$22,385	$50,660	$13,601
Investing activities	(5,917)	(51,488)	(14,684)	(59,153)
Financing activities	(22,506)	38,212	(27,326)	43,257

Net increase (decrease) in cash and cash equivalents	$1,822	$9,109	$8,650	$(2,295)

Free cash flow:
Cash provided by operating activities	$30,245	$22,385	$50,660	$13,601
Purchases of property and equipment	(5,685)	(4,452)	(9,308)	(8,334)
Proceeds from sales of property and equipment	279	323	485	540

Free cash flow	$24,839	$18,256	$41,837	$5,807

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

        Cash provided by operating activities was $30.2 million during the second quarter of 2015 compared with $22.4 million during the second quarter of 2014. The increase was primarily due to higher net income in the second quarter of 2015 ($15.8 million) compared to the second quarter of 2014 ($6.3 million) and an increase in accounts payable and accrued liabilities of $13.1 million compared to the prior year, primarily caused by timing of payments. These sources of operating cash flow were partially offset by an increase in receivables during the second quarter of 2015 primarily related to our EAS operation, one of our Virginia locations and one of our New York locations caused by increased revenue and timing of collections.

        Cash provided by operating activities during the first six months of 2015 was $50.7 million compared with $13.6 million during the same period in 2014. The increase in cash provided by operations primarily relates an increase in accounts payable and accrued liabilities of $28.0 million compared to the prior year, primarily caused by timing of payments, to billings in excess of costs and estimated earnings which had a positive impact of $9.0 million on the comparison of cash flows due to the timing of customer billings and payments primarily at our EAS operation and higher net income in the current year period ($22.7 million) compared to the prior year period ($7.4 million). These sources of operating cash flow were partially offset by a $17.5 million negative impact due to increased receivables in the current year period primarily at our EAS operation caused by increased revenue and timing of collections.

        Cash Used in Investing Activities—During the second quarter of 2015, cash used in investing activities was $5.9 million compared to $51.5 million during the second quarter of 2014. The $45.6 million decrease in cash used primarily relates to cash paid for the two acquisitions that were completed in the second quarter 2014.

        Cash used in investing activities was $14.7 million for the first six months of 2015 compared to $59.2 million during 2014. The $44.5 million decrease in cash used primarily relates to cash paid for the three acquisitions that were completed in the first six months of 2014.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $22.5 million for the second quarter of 2015 compared to cash provided by financing activities of $38.2 million during the second quarter of 2014. The primary reason for the $60.7 million decrease in cash provided by financing activities is due to net payments on the revolving credit facility during the current quarter of $18.0 million compared to net borrowings of $45.0 million during the second quarter of 2014.

        Cash used in financing activities was $27.3 million for the first six months of 2015 compared to cash provided by financing activities of $43.3 million during the first six months of 2014. The $70.6 million decrease in cash provided by financing activities primarily relates to $20.5 million of net payments on the revolving line of credit in 2015 compared to $52.0 million of net borrowings in 2014.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2015, we repurchased 0.1 million shares for approximately $1.5 million at an average price of $20.88 per share. Since the inception of the program in 2007 through June 30, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.40 per share.

  Debt

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2015, we had $18.0 million of outstanding borrowings, $48.0 million in letters of credit outstanding and $184.0 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.4% as of June 30, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of June 30, 2015 was 0.23.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2015 was 24.05.

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

        We were in compliance with all of our financial covenants as of June 30, 2015.

  Notes to Former Owners

        We issued a subordinated note to the former owners of an acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of June 30, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with our acquisition of our northern Texas operation, we acquired capital lease obligations of $0.7 million. Currently, $0.7 million of capital lease obligations are outstanding, of which $0.3 million is considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of June 30, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.0% as of June 30, 2015.

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

        Surety market conditions have seen some strengthening as the commercial construction markets have started to rebound. Bonding capacity remains adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 25% to 35% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics, would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

        As of June 30, 2015, we have $48.0 million in letter of credit commitments, of which $20.3 million will expire in 2015 and $27.7 million will expire in 2016. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While most of these letter of credit commitments expire in 2015, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        As of June 30, 2015, there have been no material changes in the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K.

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

        We have exposure to changes in interest rates under our revolving credit facility and the EAS credit line. We have a modest level of indebtedness under our debt facility and our indebtedness could increase in the future. Our debt with fixed interest rates consists of a note to former owners of an acquired company.

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at June 30, 2015:

	Twelve Months Ended June 30,
	2016	2017	2018	2019	2020	Thereafter	Fair Value
Fixed Rate Debt	$—	$500	$500	$—	$—	$—	$1,000
Average Interest Rate	—	2.5%	2.5%	—	—	—	2.5%
Variable Rate Debt	$—	$—	$—	$—	$18,000	$—	$18,000

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.4% as of June 30, 2015.

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current year on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2015, we repurchased 0.1 million shares for approximately $1.5 million at an average price of $20.88 per share. Since the inception of the program in 2007 through June 30, 2015, we have repurchased a cumulative total of 6.6 million shares at an average price of $11.40 per share.

        During the quarter ended June 30, 2015, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	43,750	$20.61	6,610,118	951,065
May 1 - May 31	29,283	$21.28	6,639,401	921,782
June 1 - June 30	—	$—	6,639,401	921,782

	73,033	$20.88	6,639,401	921,782

        Under our 2012 Equity Plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock unit awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

Item 6.    Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
July 30, 2015	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
July 30, 2015	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
July 30, 2015	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer