Form 10-Q
period 2015-09-30
COMFORT SYSTEMS USA INC
filed 2015-10-29
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        The number of shares outstanding of the issuer's common stock as of October 23, 2015 was 37,449,352 (excluding treasury shares of 3,674,013).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,072	$32,064
Accounts receivable, less allowance for doubtful accounts of $4,751 and $4,379, respectively	311,463	303,575
Other receivables	8,845	15,520
Inventories	9,052	8,646
Prepaid expenses and other	26,973	25,591
Costs and estimated earnings in excess of billings	36,359	27,620
Assets related to discontinued operations	176	176

Total current assets	437,940	413,192
PROPERTY AND EQUIPMENT, NET	59,519	55,759
GOODWILL	143,674	140,341
IDENTIFIABLE INTANGIBLE ASSETS, NET	42,491	45,666
OTHER NONCURRENT ASSETS	10,902	10,792

Total assets	$694,526	$665,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term capital lease obligations	$360	$317
Accounts payable	106,061	106,211
Accrued compensation and benefits	60,769	44,683
Billings in excess of costs and estimated earnings	80,401	77,446
Accrued self-insurance expense	31,895	28,903
Other current liabilities	29,395	24,814
Liabilities related to discontinued operations	255	263

Total current liabilities	309,136	282,637
LONG-TERM DEBT	11,000	39,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	313	529
DEFERRED INCOME TAX LIABILITIES	9,637	10,817
OTHER LONG-TERM LIABILITIES	8,203	10,874

Total liabilities	338,289	344,357
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,637,011 and 3,853,586 shares, respectively	(44,190)	(43,598)
Additional paid-in capital	322,784	320,084
Retained earnings	58,603	29,384

Comfort Systems USA, Inc. stockholders' equity	337,608	306,281
Noncontrolling interests	18,629	15,112

Total stockholders' equity	356,237	321,393

Total liabilities and stockholders' equity	$694,526	$665,750

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE	$410,565	$370,145	$1,196,679	$1,054,327
COST OF SERVICES	323,100	303,686	962,477	873,860

Gross profit	87,465	66,459	234,202	180,467
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	57,902	52,200	168,967	153,158
GOODWILL IMPAIRMENT	—	—	—	727
GAIN ON SALE OF ASSETS	(298)	(526)	(625)	(748)

Operating income	29,861	14,785	65,860	27,330
OTHER INCOME (EXPENSE):
Interest income	—	2	68	15
Interest expense	(399)	(561)	(1,358)	(1,359)
Changes in the fair value of contingent earn-out obligations	—	(210)	125	(210)
Other	37	12	64	104

Other income (expense)	(362)	(757)	(1,101)	(1,450)

INCOME BEFORE INCOME TAXES	29,499	14,028	64,759	25,880
INCOME TAX EXPENSE	9,613	4,649	22,202	9,087

INCOME FROM CONTINUING OPERATIONS	19,886	9,379	42,557	16,793
Loss from discontinued operations, net of income tax benefit of $—, $—, $—and $10	—	—	—	(15)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	19,886	9,379	42,557	16,778
Less: Net income attributable to noncontrolling interests	2,213	1,774	6,414	4,397

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$17,673	$7,605	$36,143	$12,381

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.47	$0.20	$0.97	$0.33
Loss from discontinued operations	—	—	—	—

Net income	$0.47	$0.20	$0.97	$0.33

Diluted—
Income from continuing operations	$0.46	$0.20	$0.96	$0.33
Loss from discontinued operations	—	—	—	—

Net income	$0.46	$0.20	$0.96	$0.33

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,552	37,637	37,431	37,642

Diluted	38,007	37,924	37,844	37,917

DIVIDENDS PER SHARE	$0.065	$0.055	$0.185	$0.165

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2013	41,123,365	$411	(3,488,438)	$(37,468)	$318,123	$14,768	$18,188	$314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interests	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)

BALANCE AT DECEMBER 31, 2014	41,123,365	411	(3,853,586)	(43,598)	320,084	29,384	15,112	321,393
Net income (unaudited)	—	—	—	—	—	36,143	6,414	42,557
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	256,983	2,983	451	—	—	3,434
Issuance of restricted stock & performance stock (unaudited)	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock (unaudited)	—	—	—	—	284	—	—	284
Stock-based compensation (unaudited)	—	—	—	—	2,591	—	—	2,591
Dividends (unaudited)	—	—	—	—	—	(6,924)	—	(6,924)
Distribution to noncontrolling interests (unaudited)	—	—	—	—	—	—	(2,897)	(2,897)
Share repurchase (unaudited)	—	—	(195,833)	(4,930)	—	—	—	(4,930)

BALANCE AT SEPTEMBER 30, 2015 (unaudited)	41,123,365	$411	(3,637,011)	$(44,190)	$322,784	$58,603	$18,629	$356,237

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$42,557	$16,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	5,601	5,445
Depreciation expense	11,785	9,917
Goodwill impairment	—	727
Bad debt expense	1,132	767
Deferred tax benefit	(2,755)	(3,899)
Amortization of debt financing costs	238	213
Gain on sale of assets	(625)	(748)
Changes in the fair value of contingent earn-out obligations	(125)	210
Stock-based compensation expense	4,254	3,492
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	(1,283)	(428)
Inventories	(218)	(111)
Prepaid expenses and other current assets	27	2,755
Costs and estimated earnings in excess of billings	(8,651)	(1,976)
Other noncurrent assets	(275)	46
Increase (decrease) in—
Accounts payable and accrued liabilities	19,986	(529)
Billings in excess of costs and estimated earnings	2,912	2,955
Other long-term liabilities	23	1,868

Net cash provided by operating activities	74,583	37,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,216)	(15,367)
Proceeds from sales of property and equipment	891	1,232
Cash paid for acquisitions, net of cash acquired	(6,158)	(54,204)

Net cash used in investing activities	(20,483)	(68,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	24,500	113,500
Payments on revolving line of credit	(53,000)	(71,500)
Payments on other long-term debt	—	(2,000)
Payments on capital lease obligations	(277)	(219)
Debt financing costs	—	(563)
Payments of dividends to shareholders	(6,924)	(6,209)
Share repurchase program	(4,930)	(6,282)
Shares received in lieu of tax withholding	(937)	(531)
Excess tax benefit of stock-based compensation	747	98
Proceeds from exercise of options	2,971	1,104
Distributions to noncontrolling interests	(2,897)	(4,713)
Payments for contingent consideration arrangements	(345)	—

Net cash provided by (used in) financing activities	(41,092)	22,685

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,008	(8,172)

CASH AND CASH EQUIVALENTS, beginning of period	32,064	52,054

CASH AND CASH EQUIVALENTS, end of period	$45,072	$43,882

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive heating, ventilation and air conditioning ("HVAC") installation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants and healthcare, education and government facilities. In addition to standard HVAC services, we provide specialized applications such as building automation control systems, fire protection, process cooling, electronic monitoring and process piping. Certain locations also perform related activities such as electrical service and plumbing. Approximately 46% of our consolidated 2015 revenue was attributable to installation of systems in newly constructed facilities, with the remaining 54% attributable to maintenance, repair and replacement services. The following service activities account for our consolidated 2015 revenue: HVAC 77%, plumbing 14%, building automation control systems 5% and other 4%. These service activities are within the mechanical services industry, which is the single industry segment we serve.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing. In the prior year, during the third quarter, one of our operating locations recorded

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

a revision in contract estimate on a project in a loss position resulting in a writedown to this individual project for $2.2 million and $4.4 million, on a pre-tax basis, for the three and nine months ended September 30, 2014, respectively.

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

        In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. It is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We early adopted this ASU in the third quarter of 2015 and its adoption did not have a material impact on our consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

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

        The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$45,072	$45,072	$—	$—
Life insurance—cash surrender value	$3,392	$—	$3,392	$—
Contingent earn-out obligations	$550	$—	$—	$550

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 48 employees with a combined face value of $45.2 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

3. Fair Value Measurements (Continued)

value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.4 million as of September 30, 2015. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

        The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$670
Issuances	350
Settlements	(345)
Adjustments to fair value	(125)

Balance at end of period	$550

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

  Other Acquisitions

        We completed one acquisition in the third quarter of 2015 and two acquisitions in the first quarter of 2015. In addition to the DynaTen acquisition noted above, additional acquisitions were completed in the first and second quarter of 2014. These acquisitions were not material and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

4. Acquisitions (Continued)

$7.1 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our consolidated balance sheet includes preliminary allocations of the purchase price, related to the three acquisitions completed in the fiscal year 2015, to the assets acquired and liabilities assumed based on estimates of fair value, pending completion of final valuation and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets.

5. Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30, 2015	December 31, 2014
Balance at beginning of year	$140,341	$114,588
Additions	3,333	26,480
Impairment adjustment	—	(727)

Balance at end of period	$143,674	$140,341

6. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility	$10,000	$38,500
Notes to former owners	1,000	1,000
Capital lease obligations	673	846

Total debt	11,673	40,346
Less—current portion	(360)	(317)

Total long-term portion of debt	$11,313	$40,029

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2015, we had $10.0 million of outstanding borrowings, $46.4 million in letters of credit outstanding and $193.6 million of credit available.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.5% as of September 30, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of September 30, 2015 was 0.1.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.0; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.5. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

6. Long-Term Debt Obligations (Continued)

September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.5. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2015 was 30.6.

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

        We were in compliance with all of our financial covenants as of September 30, 2015.

  Notes to Former Owners

        We issued a subordinated note to the former owners of an acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of September 30, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with two of our acquisitions, we acquired capital lease obligations. As of September 30, 2015, $0.7 million of capital lease obligations are outstanding, of which $0.4 million is considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of September 30, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.0% as of September 30, 2015.

7. Commitments and Contingencies

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

7. Commitments and Contingencies (Continued)

cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a material effect on our operating results, cash flows or financial condition, after giving effect to provisions already recorded.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

8. Stockholders' Equity (Continued)

        There were no anti-dilutive stock options for the three and nine months ended September 30, 2015, respectively. There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common shares outstanding, end of period	37,486	37,373	37,486	37,373
Effect of using weighted average common shares outstanding	66	264	(55)	269

Shares used in computing earnings per share—basic	37,552	37,637	37,431	37,642
Effect of shares issuable under stock option plans based on the treasury stock method	277	129	266	153
Effect of restricted shares	178	158	147	122

Shares used in computing earnings per share—diluted	38,007	37,924	37,844	37,917

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. Since the inception of the program in 2007 through September 30, 2015, we have repurchased a cumulative total of 6.8 million shares at an average price of $11.70 per share.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2015, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $25.17 per share.

9. Subsequent Event

        In the fourth quarter of 2015, we came to an agreement with customers on multiple jobs and received approved change orders which we expect to result in the recognition in the fourth quarter of 2015 of additional revenue with minimal additional costs. We expect this to result in project gain of approximately $3.0 million to $3.5 million in the fourth quarter of 2015.

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

        Our average project takes six to nine months to complete, with an average contract price of approximately $484,000. We also perform larger HVAC projects. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of September 30, 2015, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	4,037	$438.6
$1 million - $5 million	316	717.5
$5 million - $10 million	67	449.2
$10 million - $15 million	19	227.2
Greater than $15 million	16	322.6

Total	4,455	$2,155.1

        In addition to project work, approximately 18% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty- to sixty-day cancellation notice periods.

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

  Profile and Management of Our Operations

        We manage our 35 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end-use customers and industries, and location of the work.

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions improve during 2015.

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

        As discussed at greater length in "Results of Operations" below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts to expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2015 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions are beginning to improve, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in service growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Revenue	$410,565	100.0%	$370,145	100.0%	$1,196,679	100.0%	$1,054,327	100.0%
Cost of services	323,100	78.7%	303,686	82.0%	962,477	80.4%	873,860	82.9%

Gross profit	87,465	21.3%	66,459	18.0%	234,202	19.6%	180,467	17.1%
Selling, general and administrative expenses	57,902	14.1%	52,200	14.1%	168,967	14.1%	153,158	14.5%
Goodwill impairment	—	—	—	—	—	—	727	0.1%
Gain on sale of assets	(298)	(0.1)%	(526)	(0.1)%	(625)	(0.1)%	(748)	(0.1)%

Operating income	29,861	7.3%	14,785	4.0%	65,860	5.5%	27,330	2.6%
Interest income	—	—	2	—	68	—	15	—
Interest expense	(399)	(0.1)%	(561)	(0.2)%	(1,358)	(0.1)%	(1,359)	(0.1)%
Changes in the fair value of contingent earn-out obligations	—	—	(210)	(0.1)%	125	—	(210)	—
Other income (expense)	37	—	12	—	64	—	104	—

Income before income taxes	29,499	7.2%	14,028	3.8%	64,759	5.4%	25,880	2.5%
Income tax expense	9,613		4,649		22,202		9,087

Income from continuing operations	19,886		9,379		42,557		16,793
Loss from discontinued operations, net of tax	—		—		—		(15)

Net income including noncontrolling interests	19,886	4.8%	9,379	2.5%	42,557	3.6%	16,778	1.6%
Less: Net income attributable to noncontrolling interests	2,213	0.5%	1,774	0.5%	6,414	0.5%	4,397	0.4%

Net income attributable to Comfort Systems USA, Inc.	$17,673		$7,605		$36,143		$12,381

        We had 37 operating locations as of December 31, 2014. We completed two acquisitions in the first quarter of 2015 and one in the third quarter of 2015. These acquisitions were not material and were "tucked-in" with existing operations. In addition, we merged two operating locations during the first quarter and closed one operating location during the third quarter. As of September 30, 2015, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2015 to 2014, as described below, excludes four months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $40.4 million, or 10.9%, to $410.6 million for the third quarter of 2015 compared to the same period in 2014. The revenue increase is primarily due to our Environmental Air Systems, LLC ("EAS") operation ($17.1 million), our Arizona operation ($6.5 million), our California operation ($6.5 million) and one of our Maryland operations ($6.4 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior quarter in multiple markets, but primarily the industrials sector due to improved market conditions.

        Revenue increased $142.4 million, or 13.5%, to $1,196.7 million for the first nine months of 2015 compared to the same period in 2014. The increase included a 11.6% increase in revenue related to same-store activity and a 1.9% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our EAS operation ($57.1 million), our large operation headquartered in Virginia ($16.9 million), our Arizona operation ($15.2 million) and our Arkansas operation ($13.5 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior year in multiple markets, but primarily the industrials sector due to improved market conditions.

        In the fourth quarter of 2015, we came to an agreement with customers on multiple jobs and received approved change orders which we expect to result in the recognition in the fourth quarter of 2015 of additional revenue with minimal additional costs. We expect this to result in project gain of approximately $3.0 million to $3.5 million in the fourth quarter of 2015.

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

        Backlog as of September 30, 2015 was $666.3 million, a 6.4% decrease from June 30, 2015 backlog of $712.3 million, and a 1.4% increase from September 30, 2014 backlog of $656.8 million. Sequential backlog decreased at over half of our operating locations, including our EAS operation ($21.5 million), due to the completion of project work during the quarter. The year-over-year backlog increase was primarily due to increased project bookings at all of our New York operations ($23.5 million) and one of our Virginia operations ($14.5 million). This was partially offset by a decrease at our Arkansas operation ($24.3 million) due to the completion of project work during the quarter.

        We experienced significant industry activity declines in 2009 through 2012 with activity levels stabilizing in 2013 and 2014. Based on our backlog and forecasts from industry construction analysts, we expect that activity levels in our industry are likely to gradually improve over the next twelve months, particularly in the area of new construction.

        Gross Profit—Gross profit increased $21.0 million, or 31.6%, to $87.5 million for the third quarter of 2015 as compared to the same period in 2014. The increase in gross profit was due to overall increased margins at a majority of operating locations. Specifically, we saw continued improvement at our Southern California operation ($3.6 million), which had experienced job underperformance in 2014, improved project execution at one of our Texas operations ($2.3 million) and improved market conditions at one of our Virginia operations ($1.5 million). As a percentage of revenue, gross profit increased from 18.0% in 2014 to 21.3% in 2015 primarily due to the factors discussed above.

        Gross profit increased $53.7 million, or 29.8%, to $234.2 million for the first nine months of 2015 as compared to the same period in 2014. The increase included a $3.4 million, or 1.9%, increase related to the acquisition of our Northern Texas operation and a $50.4 million, or 27.9%, increase on a same-store basis. The same-store increase in gross profit was due to overall increased margins at a majority of operating locations. Specifically, increases were due to job underperformance at our Southern California operation in 2014 ($9.8 million), improved project execution at our large operation headquartered in Virginia ($6.2 million), and improved market conditions which resulted in an increase in volumes at our EAS operation ($6.0 million). As a percentage of revenue, gross profit increased from 17.1% in 2014 to 19.6% in 2015 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $5.7 million, or 10.9%, to $57.9 million for the third quarter of 2015 as compared to 2014. Excluding amortization expense, SG&A increased $5.7 million, or 11.2%. This increase is primarily due to increased compensation accruals based on operating results ($4.7 million) and expanded service activities at certain locations ($1.0 million). Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A remained the same at 14.1% for both 2014 and 2015.

        SG&A increased $15.8 million, or 10.3%, to $169.0 million for the first nine months of 2015 as compared to the same period in 2014. On a same-store basis, excluding amortization expense, SG&A increased $13.8 million, or 9.3%. This increase is primarily due to increased compensation accruals based on operating results ($10.1 million) and expanded service activities at certain locations ($4.0 million). Amortization expense increased $0.2 million. As a percentage of revenue, SG&A decreased from 14.5% in 2014 to 14.1% in 2015 primarily due to an increase in large-project revenue at EAS which did not require a corresponding increase in SG&A and better SG&A management at our large operation headquartered in Virginia.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
SG&A	$57,902	$52,200	$168,967	$153,158
Less: SG&A from companies acquired	—	—	(1,843)	—
Less: Amortization expense	(1,731)	(1,703)	(5,163)	(4,971)

Same-store SG&A, excluding amortization expense	$56,171	$50,497	$161,961	$148,187

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

        Interest Expense—Interest expense decreased $0.2 million, 28.9%, to $0.4 million for the third quarter of 2015 as compared to 2014. This decrease was due to a decrease in borrowings on the revolving credit facility in the third quarter of 2015. Interest expense remained relatively flat at $1.4 million for the first nine months of 2015 and 2014.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. There were no changes in the fair value of contingent earn-out obligations for the third quarter of 2015 as compared to a loss of $0.2 million in the prior year. Based on updated measurements of estimated future cash flows for our contingent obligations in the third quarter of 2014, we increased our obligation related to the EAS acquisition resulting in the prior quarter loss.

        Income from changes in the fair value of contingent earn-out obligations for the first nine months of 2015 was $0.1 million. Based on updated measurements of estimated future cash flows for our contingent obligations in the second quarter of 2015, we decreased our obligation related to a prior year acquisition resulting in the current year gain. The $0.2 million loss from changes in the fair value of contingent earn-out obligations for the first nine months of 2014 was due to updated measurements of estimated future cash flows for our contingent obligation related to the EAS acquisition.

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

        For the nine months ended September 30, 2015 our tax expense was $22.2 million with an effective tax rate of 34.3% as compared to tax expense of $9.1 million with an effective tax rate of 35.1% for the nine months ended September 30, 2014. The effective rate for 2015 is lower than the federal statutory rate of 35.0% primarily due to the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (3.5%) and the production activity deduction (1.9%) partially offset by state income taxes (3.5%) and non-deductible expenses (0.9%). The effective rate for 2014 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.2%) and non-deductible expenses (1.7%) which were partially offset by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.5%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2015 will be between 33% and 37%.

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $0.4 million to $2.2 million for the third quarter of 2015 as compared to the same quarter in 2014. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased revenue in the current quarter.

        Net income attributable to noncontrolling interests increased $2.0 million to $6.4 million for the first nine months of 2015 as compared to the same period in 2014. The increase was primarily due to higher earnings at EAS in the current year caused by increased revenue in 2015.

  Outlook

        We have seen industry conditions improve during 2015. Our emphasis for the remainder of 2015 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue and profitability will be above the levels that we have experienced in recent years.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$74,583	$37,482
Investing activities	(20,483)	(68,339)
Financing activities	(41,092)	22,685

Net increase (decrease) in cash and cash equivalents	$13,008	$(8,172)

Free cash flow:
Cash provided by operating activities	$74,583	$37,482
Purchases of property and equipment	(15,216)	(15,367)
Proceeds from sales of property and equipment	891	1,232

Free cash flow	$60,258	$23,347

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

        Cash provided by operating activities during the first nine months of 2015 was $74.6 million compared with $37.5 million during the same period in 2014. The increase in cash provided by operations primarily relates to higher net income in the current year period ($42.6 million) compared to the prior year period ($16.8 million). In addition, an increase in accounts payable and accrued liabilities of $20.5 million compared to the prior year, primarily caused by higher compensation accruals, was partially offset by an increase to costs and estimated earnings in excess of billings of $6.7 million compared to the prior year, due to the timing of customer billings.

        Cash Used in Investing Activities—Cash used in investing activities was $20.5 million for the first nine months of 2015 compared to $68.3 million during 2014. The $47.9 million decrease in cash used primarily relates to cash paid for the three acquisitions that were completed in the first nine months of 2014.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $41.1 million for the first nine months of 2015 compared to cash provided by financing activities of $22.7 million during the first nine months of 2014. The $63.8 million decrease in cash provided by financing activities primarily relates to $28.5 million of net payments on the revolving line of credit in 2015 compared to $42.0 million of net borrowings in 2014. This decrease in cash provided was partially offset by increases due to a $2.0 million payment of other debt which occurred in 2014, increased proceeds from options exercised of $1.9 million and decreases in distributions to noncontrolling interests of $1.8 million.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. Since the inception of the program in 2007 through September 30, 2015, we have repurchased a cumulative total of 6.8 million shares at an average price of $11.70 per share.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2015, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $25.17 per share.

  Debt

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2015, we had $10.0 million of outstanding borrowings, $46.4 million in letters of credit outstanding and $193.6 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.5% as of September 30, 2015.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of September 30, 2015 was 0.1.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.0; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.5. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.5. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2015 was 30.6.

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

        We were in compliance with all of our financial covenants as of September 30, 2015.

  Notes to Former Owners

        We issued a subordinated note to the former owners of an acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of September 30, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principle is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with two of our acquisitions, we acquired capital lease obligations. As of September 30, 2015, $0.7 million of capital lease obligations are outstanding, of which $0.4 million is considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of September 30, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.0% as of September 30, 2015.

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

Contractual Obligations

        As of September 30, 2015, we have $46.4 million in letter of credit commitments, of which $15.3 million will expire in 2015 and $31.1 million will expire in 2016. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2015, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

        As of September 30, 2015, there have been no material changes in the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K.

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

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.5% as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. Since the inception of the program in 2007 through September 30, 2015, we have repurchased a cumulative total of 6.8 million shares at an average price of $11.70 per share.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2015, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $25.17 per share.

        During the quarter ended September 30, 2015, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	6,639,401	921,782
August 1 - August 31	40,439	$27.74	6,679,840	881,343
September 1 - September 30	82,361	$27.71	6,762,201	798,982

	122,800	$27.72	6,762,201	798,982

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

Item 5.    Other Information

Entry Into Material Definitive Agreement

        On October 28, 2015, the Company entered into an Amended Change in Control Agreement (the "Amended Agreement") with James Mylett, Senior Vice President of Service, which amends the Change in Control Agreement with Mr. Mylett dated as of February 24, 2014 (the "Original Agreement"). The Company recently discovered that the terms of the Original Agreement inadvertently did not include immediate acceleration of Mr. Mylett's outstanding equity upon a Change in Control (as such term is defined in the Original Agreement). The Company intended for Mr. Mylett to have such acceleration rights and disclosed Mr. Mylett's change in control benefits in its 2014 and 2015 Annual Proxy Statements as though he had a right to such acceleration. The Amended Agreement, which is attached hereto as Exhibit 10.1, contains no other material revisions to the Original Agreement other than the immediate acceleration of equity upon a Change in Control.

Item 6.    Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
10.1	Form of Amended Change in Control Agreement		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
October 29, 2015	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
October 29, 2015	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
October 29, 2015	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer