Form 10-K
period 2015-12-31
COMFORT SYSTEMS USA INC
filed 2016-02-23
CIK 1035983

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015 was approximately $843.5 million, based on the $22.95 last sale price of the registrant's common stock on the New York Stock Exchange on June 30, 2015.

        As of February 17, 2016, 37,324,555 shares of the registrant's common stock were outstanding (excluding treasury shares of 3,798,810).

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2015.

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

ITEM 1.    Business

        Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning ("HVAC"), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout our 35 operating units in 81 cities and 89 locations throughout the United States.

        We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Approximately 99% of our consolidated 2015 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 44% of our revenue was attributable to installation services in newly constructed facilities and 56% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2015 revenue was derived from the following service activities, substantially all of which are in the mechanical services industry, the single industry segment we serve:

Service Activity	Percentage of Revenue
HVAC	77%
Plumbing	14%
Building Automation Control Systems	5%
Other	4%

Total	100%

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

Industry Overview

        We believe that the commercial, industrial, and institutional mechanical contracting generates annual revenue in the United States of approximately $100 billion. Mechanical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging building's existing systems with modern, energy-efficient systems significantly reduces a building's operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems.

        Many factors positively affect mechanical services industry growth, particularly (i) population growth, which increases the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and equipment, (iii) increasing sophistication, complexity and efficiency of mechanical systems, and (iv) growing emphasis on environmental and energy efficiency.

        Our industry can be broadly divided into two categories:

  •
  construction of and installation in new buildings, which provided approximately 44% of our revenue in 2015, and

  •
  renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 56% of our 2015 revenue.

        Construction, Installation, Expansion and Renovation Services—Construction, installation, expansion and renovation services consist of "design and build" and "plan and spec" projects. In "design and build" projects, the commercial HVAC company is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in "design and build" projects generally have specially trained HVAC engineers, CAD/CAM design systems and in-house sheet metal and prefabrication capabilities. These companies use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. "Plan and spec" installation refers to projects in which a third-party architect or consulting engineer designs the HVAC systems and the installation project is "put out for bid." We believe that "plan and spec" projects usually take longer to complete than "design and build" projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. Furthermore, in "plan and spec" projects, the contracting company is not responsible for project design and other parties must also approve any changes, thereby increasing overall project time and cost.

        Maintenance, Repair and Replacement Services—These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of HVAC and related systems, and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in these services. The increasing complexity of these systems is leading many commercial, industrial and institutional building owners and property managers to increase attention to maintenance and to outsource maintenance and repair, often through service agreements with service providers. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair. Increasingly, mechanical systems in commercial, industrial and institutional buildings are being remotely monitored to improve energy efficiency and expedite problem diagnosis and correction, thereby allowing us to provide maintenance and repair services at a lower cost.

Strategy

        We focus on strengthening operating competencies and on increasing profit margins. The key objectives of our strategy are to generate growth in our operations, improve the productivity of our workforce and to acquire complementing businesses. In order to accomplish our objectives we are currently focused on the following elements:

        Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and maximizing the productivity of our increasingly valuable skilled labor force. The six core competencies are: (i) customer cultivation and rapport, (ii) design and build expertise, (iii) estimating, (iv) job and cost tracking, (v) safety, and (vi) service excellence.

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

        Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. We have increased our already substantial investments in training, including programs for project managers, field superintendents, service managers, sales managers, estimators, and leadership and development of key managers and leaders.

        Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, including construction, maintenance, repair and replacement services. We believe that the commercial, industrial and institutional HVAC markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long-term relationships with building owners, property managers, general contractors and architects. Approximately 99% of our consolidated 2015 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects.

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

        Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2015 by end-use sector was as follows:

Industrial and Manufacturing	21%
Education	15%
Office Buildings	13%
Healthcare	11%
Government	10%
Retail and Restaurants	7%
Technology	7%
Multi-Family	5%
Lodging and Entertainment	5%
Distribution	2%
Religious and Not for profit	1%
Residential	1%
Other	2%

Total	100%

        Approximately 82% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2015, we had 3,843 projects in process with an aggregate contract value of approximately $1,966.4 million. Our average project takes six to nine months to complete, with an average contract price of approximately $512,000. This average project size, when taken together with the approximately 18% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2015, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,460	$401.4
$1 million - $5 million	286	638.7
$5 million - $10 million	64	428.5
$10 million - $15 million	21	252.0
Greater than $15 million	12	245.8

Total	3,843	$1,966.4

        Strategic Service Initiative.    Over the last two years we have made substantial incremental investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating existing and new managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts are providing a compelling customer value offering that will ultimately stimulate growth in all aspects of our construction, renovation, service, and maintenance and repair businesses.

        Seek Growth through Expansion and Acquisitions—We believe that we can increase our cash flow and operating income by opportunistically entering new markets or service lines through expansion and acquisition. We have dedicated a significant portion of our cash flow to seeking opportunities to acquire businesses that have attractive capabilities and meet other criteria involving valuation, financial, operational, management, growth and geographic considerations.

Operations and Services Provided

        We provide a wide range of construction, renovation, expansion, maintenance, repair and replacement services for mechanical and related systems in commercial, industrial and institutional properties. Our local management teams maintain responsibility for day-to-day operating decisions. Local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also combine certain back office and administrative functions at various locations.

        Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 44% of our consolidated 2015 revenue, involves the design, engineering, integration, installation and start-up of mechanical and related systems. We provide "design and build" and "plan and spec" installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a "design and build" installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. We estimate the amount of time, labor, materials and equipment needed to build the specified system. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In "plan and spec" installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user's plans and engineering specifications.

        Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Finally, we install the system at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $512,000. We also perform larger project work, with 383 contracts in progress at December 31, 2015 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2015 had a contract price of $24.7 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage.

        Renovation, Expansion, Maintenance, Repair and Replacement Services for Existing Buildings —Our renovation, expansion, maintenance, repair and replacement services in existing buildings comprised approximately 56% of our consolidated 2015 revenue and include the maintenance, repair, replacement, renovation, expansion, reconfiguration and monitoring of mechanical systems including HVAC systems and industrial process piping. Approximately 68% of our maintenance, repair and replacement revenue were derived from renovation, expansion, replacement and reconfiguration of existing systems for commercial, industrial and institutional customers. Renovation, expansion, replacement and reconfiguration services are typically performed on a project basis and frequently use consultative expertise similar to that provided in the "design and build" installation market.

        Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, communicate with customers, dispatch technicians and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one to three years, with automatic annual renewals, and typically include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems. If the system is not operating within the specifications set forth by the customer and cannot be remotely adjusted, a service crew is dispatched to analyze and repair the system.

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

        The HVAC industry is subject to seasonal variations. Specifically, the demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for HVAC services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenue and operating results generally will be lower in the first calendar quarter.

Sales and Marketing

        We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2015 revenue. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

        As of December 31, 2015, we had 7,301 employees. We have collective bargaining agreements covering eleven employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

        We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a "best practices" safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 1.99 during 2015. This level was 26% better than the most recently published OSHA rate for our industry.

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

Governmental Regulation and Environmental Matters

        Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, (iv) special bidding and procurement requirements on government projects, (v) wage and hour regulations, and (vi) regulations relating to worker safety and protection of the environment. For example, our operations are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws directed towards protection of employees. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations we could be subject to substantial fines or revocation of our operating licenses.

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

        Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of ozone-depleting refrigerants generally classified as chlorofluorocarbons (CFCs) or hydrochlorofluorocarbons (HCFCs). Clean Air Act regulations promulgated by the United States Environmental Protection Agency (USEPA) require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of ozone-depleting substances such as CFCs and HCFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. Some replacement refrigerants, already in use, and classified as hydrofluorocarbons (HFCs) are not ozone-depleting substances. HFCs are considered by USEPA to have high global warming potential. USEPA may at some point require the phase-out of HFCs and expand existing technician certification requirements to cover the handling of HFCs. We do not believe the existing regulations governing technician certification requirements for the handling of ozone-depleting substances or possible future regulations applicable to HFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and such regulations may encourage or require our customers to update their HVAC systems.

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

        The industries and markets we operate in have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can cause us greater liability exposure and can result in us not being paid on some projects, as well as decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys' fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

        Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

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

        The markets we serve are highly fragmented and competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers, because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation is also expected to intensify competition in our industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

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

        We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

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

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

        We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. We have determined in the past and may again determine in the future that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off a portion of our assets and could adversely affect our financial condition or our reported results of operations.

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

        We typically warrant the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. Historically, warranty claims have not been material as our customers evaluate much of the work we perform for defects shortly after work is completed. However, if warranty claims occur, we could be required to repair or replace warrantied items at our cost. In addition, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

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

  •
  productivity.

Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

        Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

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

        Our 89 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries' material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management's time and attention from other items, and harming our reputation.

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

We are susceptible to adverse weather conditions, which may harm our business and financial results.

        Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

  •
  curtailment of services;

  •
  suspension of operations;

  •
  inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;

  •
  injuries or fatalities;

  •
  weather related damage to our facilities;

  •
  disruption of information systems;

  •
  inability to receive machinery, equipment and materials at jobsites; and

  •
  loss of productivity.

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

Force majeure events, including natural disasters and terrorists' actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

        Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact us. We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity.

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

We are required to assess and report on our internal controls each year. Findings of inadequate internal controls could reduce investor confidence in the reliability of our financial information.

        As directed by the Sarbanes-Oxley Act, the SEC adopted rules generally requiring public companies, including us, to include in their annual reports on Form 10-K a report of management that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and records of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        We may discover in the future that we have deficiencies in the design and operation of our internal controls. If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a "material weakness", such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline. In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of December 31, 2015, we owned five properties. Other than these five owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 4A.    Executive Officers of the Registrant

        Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

        Brian Lane, age 58, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane's additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry.

        William George, age 51, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to

May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

        Julie S. Shaeff, age 50, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

        Trent T. McKenna, age 43, has served as our Senior Vice President, General Counsel and Secretary since August 2013, was our Vice President, General Counsel and Secretary from May 2005 to August 2013, and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

        James Mylett, age 52, has served as our Senior Vice President of Service since October 2013. Prior to joining the Company, Mr. Mylett spent fourteen years at Johnson Controls, which manufactures, installs, and services automatic temperature regulation systems for buildings. During his time at Johnson Controls, Mr. Mylett held various positions, including that of Vice President and General Manager—North America Service Operations from August 2011 to October 2013. From October 2010 to August 2011, he served as Vice President and General Manager—West Region, and from December 2005 to September 2010, he served as Vice President of Service and Solutions—South Region. Previously, Mr. Mylett worked for Carrier Corporation, where he established and developed the Company's national accounts service business.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

	High	Low	Cash Dividends Declared
Fourth Quarter, 2015	$33.71	$27.47	$0.065
Third Quarter, 2015	$30.12	$22.98	$0.065
Second Quarter, 2015	$23.90	$20.11	$0.060
First Quarter, 2015	$21.18	$15.87	$0.060
Fourth Quarter, 2014	$17.42	$12.81	$0.060
Third Quarter, 2014	$16.38	$13.55	$0.055
Second Quarter, 2014	$17.14	$14.61	$0.055
First Quarter, 2014	$19.62	$15.24	$0.055

        As of February 17, 2016 there were approximately 273 stockholders of record of our Common Stock, and the last reported sale price on that date was $26.20 per share.

        We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our revolving credit agreement may limit the amount of dividends we can pay at any time that our Net Leverage Ratio exceeds 1.0.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

  Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
  Copyright© 2016 Russell Investment Group. All rights reserved.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of December 31, 2015, we have repurchased a cumulative total of 6.9 million shares at an average price of $11.99 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2015, we repurchased 0.3 million shares for approximately $8.3 million at an average price of $26.36 per share.

        During the year ended December 31, 2015, we purchased our common shares in the following amounts at the following weighted-average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	6,566,368	994,815
February 1 - February 28	—	$—	6,566,368	994,815
March 1 - March 31	—	$—	6,566,368	994,815
April 1 - April 30	43,750	$20.61	6,610,118	951,065
May 1 - May 31	29,283	$21.28	6,639,401	921,782
June 1 - June 30	—	$—	6,639,401	921,782
July 1 - July 31	—	$—	6,639,401	921,782
August 1 - August 31	40,439	$27.74	6,679,840	881,343
September 1 - September 30	82,361	$27.71	6,762,201	798,982
October 1 - October 31	37,002	$26.51	6,799,203	761,980
November 1 - November 30	4,058	$31.38	6,803,261	757,922
December 1 - December 31	79,060	$28.99	6,882,321	678,862

	315,953	$26.36	6,882,321	678,862

ITEM 6.    Selected Financial Data

        The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,580,519	$1,410,795	$1,357,272	$1,331,185	$1,216,654
Operating income (loss)(a)	$90,044	$42,222	$46,258	$22,303	$(42,641)
Income (loss) from continuing operations	$57,440	$28,614	$28,632	$11,494	$(32,474)
Discontinued operations—
Operating income (loss), net of tax	$—	$(15)	$(76)	$355	$(4,018)
Net income (loss) including noncontrolling interests	$57,440	$28,599	$28,556	$11,849	$(36,492)
Net income (loss) attributable to Comfort Systems USA, Inc.	$49,364	$23,063	$27,269	$13,463	$(36,830)
Income (loss) per share attributable to Comfort Systems USA, Inc.:
Basic—
Income (loss) from continuing operations	$1.32	$0.61	$0.73	$0.35	$(0.88)
Discontinued operations—
Income (loss) from operations	—	—	—	0.01	(0.11)

Net income (loss)	$1.32	$0.61	$0.73	$0.36	$(0.99)

Diluted—
Income (loss) from continuing operations	$1.30	$0.61	$0.73	$0.35	$(0.88)
Discontinued operations—
Income (loss) from operations	—	—	—	0.01	(0.11)

Net income (loss)	$1.30	$0.61	$0.73	$0.36	$(0.99)

Cash dividends per share	$0.250	$0.225	$0.210	$0.200	$0.200

BALANCE SHEET DATA:
Working capital	$118,882	$111,433	$109,618	$84,349	$90,800
Total assets	$691,594	$655,942	$592,789	$573,461	$589,947
Total debt	$11,507	$40,346	$2,000	$7,400	$15,381
Total stockholders' equity	$365,005	$321,393	$314,022	$287,306	$283,106
Total Comfort Systems USA, Inc. stockholders' equity	$346,721	$306,281	$295,834	$270,405	$264,591

(a)
Included in operating income are goodwill impairment charges of $0.7 million and $57.3 million for 2014 and 2011, respectively. There were no goodwill impairment charges for 2015, 2013 or 2012.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Also see "Forward-Looking Statements" discussion.

Introduction and Overview

        We are a national provider of comprehensive mechanical installation, renovation, maintenance, repair and replacement services within the mechanical services industry. We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities.

  Nature and Economics of Our Business

        Approximately 82% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

        When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing a mechanical installation and service provider.

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

        As of December 31, 2015, we had 3,843 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $512,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        We also perform larger projects. As of December 31, 2015, we had 12 projects in process with a contract price greater than $15 million, 21 projects between $10 million and $15 million, 64 projects between $5 million and $10 million, and 286 projects between $1 million and $5 million. Taken together, projects with contract prices of $1 million or more totaled $1,565.0 million of aggregate contract value as of December 31, 2015, or approximately 80%, out of a total contract value for all projects in progress of $1,966.4 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

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

  Economic and Industry Factors

        As a mechanical and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the general fiscal condition of federal, state and local governments.

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

        As a result of our continued strong emphasis on cash flow, at December 31, 2015 we had modest indebtedness under our revolving credit facility and substantial uncommitted cash balances, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until October 2019. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last seventeen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

        As discussed at greater length in "Results of Operations" below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts to expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2016 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions are beginning to improve, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in service growth and improved performance.

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

  Percentage of Completion Method of Accounting

        Approximately 82% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2015. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption "Cost of Services." Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

        Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2015.

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

        We perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. Each of our operating units represents an operating segment, and our operating segments are our reporting units.

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

        There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or the current economic outlook worsens, goodwill impairment charges may be recorded in future periods.

        We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition, may result in adjustments to recorded intangible asset balances or their useful lives.

Results of Operations (in thousands):

	Year Ended December 31,
	2015		2014		2013
Revenue	$1,580,519	100.0%	$1,410,795	100.0%	$1,357,272	100.0%
Cost of services	1,262,390	79.9%	1,161,024	82.3%	1,117,389	82.3%

Gross profit	318,129	20.1%	249,771	17.7%	239,883	17.7%
Selling, general and administrative expenses	228,965	14.5%	207,652	14.7%	194,214	14.3%
Goodwill impairment	—	—	727	0.1%	—	—
Gain on sale of assets	(880)	(0.1)%	(830)	(0.1)%	(589)	—

Operating income	90,044	5.7%	42,222	3.0%	46,258	3.4%
Interest income	72	—	18	—	23	—
Interest expense	(1,753)	(0.1)%	(1,858)	(0.1)%	(1,351)	(0.1)%
Changes in the fair value of contingent earn-out obligations	225	—	(245)	—	1,646	0.1%
Other income	76	—	91	—	204	—

Income before income taxes	88,664	5.6%	40,228	2.9%	46,780	3.4%
Income tax expense	31,224		11,614		18,148

Income from continuing operations	57,440	3.6%	28,614	2.0%	28,632	2.1%
Loss from discontinued operations, net of tax	—		(15)		(76)

Net income including noncontrolling interests	57,440		28,599		28,556
Less: Net income attributable to noncontrolling interests	8,076		5,536		1,287

Net income attributable to Comfort Systems USA, Inc.	$49,364		$23,063		$27,269

  2015 Compared to 2014

        We had 37 operating locations as of December 31, 2014. During 2015, we completed two acquisitions in the first quarter, one in the third quarter and one in the fourth quarter. These acquisitions were not material and were "tucked-in" with existing operations. In addition, we merged two operating locations during the first quarter and closed one operating location during the third quarter. As of December 31, 2015, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2015 to 2014, as described below, excludes four months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $169.7 million, or 12.0% to $1,580.5 million in 2015 compared to 2014. The increase included a 10.6% increase in revenue related to same-store activity and a 1.4% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our Environmental Air Systems, LLC ("EAS") operation ($61.3 million), our Arizona operation ($17.7 million), our large operation headquartered in Virginia ($12.2 million) and one of our Maryland operations ($12.1 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior year in multiple markets, but primarily the industrials sector due to improved market conditions.

        Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue and service work and short duration projects, which are generally billed as performed, do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

        Backlog as of December 31, 2015 was $711.6 million, a 6.8% increase from September 30, 2015 backlog of $666.3 million and a 6.1% decrease from December 31, 2014 backlog of $757.8 million. Sequential backlog increased primarily due to increased project bookings at our EAS operation ($16.8 million), our Michigan operation ($13.6 million) and one of our Florida operations ($12.0 million). The year-over-year backlog decrease was primarily due to our EAS operation ($22.2 million), which had unusually large jobs booked in the fourth quarter of 2014, and due to completion of project work during the year at our California operation ($19.7 million) and our Arkansas operation ($17.9 million). This was partially offset by increased project bookings at our Michigan operation ($16.8 million).

        Gross Profit—Gross profit increased $68.4 million, or 27.4%, to $318.1 million in 2015 as compared to 2014. The increase included a $3.4 million, or 1.3%, increase related to the acquisition of our Northern Texas operation and a $65.0 million, or 26.1%, increase on a same-store basis. The same-store increase in gross profit was due to overall increased margins at a majority of operating locations. Specifically, increases were due to job underperformance at our Southern California operation in 2014 ($9.0 million), improved project execution at our large operation headquartered in Virginia ($7.0 million), and improved market conditions, which resulted in an increase in volumes at our EAS operation ($5.8 million). In addition, in the fourth quarter of 2015, we came to an agreement with customers on multiple jobs and received approved change orders, which resulted in additional revenue with minimal additional costs. The resulting impact to the current year was an increase to gross profit of approximately $3.4 million. As a percentage of revenue, gross profit increased from 17.7% in 2014 to 20.1% in 2015 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $21.3 million, or 10.3%, to $229.0 million for 2015 as compared to 2014. On a same-store basis, excluding amortization expense, SG&A increased $19.4 million, or 9.7%. This increase is primarily due to increased compensation accruals based on operating results ($13.3 million) and expanded service activities at certain locations ($4.8 million). Amortization expense remained relatively flat. As a percentage of revenue, SG&A decreased from 14.7% in 2014 to 14.5% in 2015, primarily due to the higher revenue base caused by the increase in market activity in 2015.

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

	Year Ended December 31,
	2015	2014
	(in thousands)
SG&A	$228,965	$207,652
Less: SG&A from companies acquired	(1,843)	—
Less: Amortization expense	(6,897)	(6,825)

Same-store SG&A, excluding amortization expense	$220,225	$200,827

        Interest Expense—Interest expense decreased $0.1 million, or 5.7%, in 2015. The decrease is due to lower net borrowings on the revolving credit facility in 2015.

        Goodwill Impairment—No goodwill impairment was recorded in 2015. We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating unit based in Southern California could no longer support the related goodwill balance.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations increased $0.5 million in 2015 compared to 2014. Based on updated measurements of estimated future cash flows for our contingent obligations, we decreased our obligations related to prior year acquisitions resulting in the current year gain of $0.2 million. The $0.3 million loss from changes in the fair value of contingent earn-out obligations in the prior year was due to updated measurements of estimated future cash flows for our contingent obligation related to the EAS acquisition.

        Income Tax Expense—We perform work throughout the United States in virtually all of the fifty states. Our effective tax rate varies based upon our relative profitability, or lack of profitability, in states with varying state tax rates and rules. In addition, discrete events, judgments and legal structures can affect our effective tax rate. These items can include the tax treatment for impairment of goodwill and other intangible assets and changes in fair value of acquisition related assets and liabilities, tax reserves associated with regulatory audits, accounting for losses associated with underperforming operations and the partial ownership of consolidated entities.

        Our effective tax rate for 2015 was 35.2%, as compared to 28.9% in 2014. The effective rate for 2015 is slightly higher than the federal statutory rate of 35.0% primarily due to an increase in state income taxes (3.9%) which was partially offset by a decrease from the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (3.2%). The effective rate for 2014 is lower than the federal statutory rate of 35.0% primarily due to a decrease in the valuation allowance primarily associated with our operations in Maryland and Virginia (4.8%), by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.8%) and the effect of the production activity deduction (1.7%). Refer to Note 10 in the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The increase in the effective tax rate from 2014 to 2015 is primarily due to the impact on the rate from state income taxes and the valuation allowance, which is partially offset by the impact of our noncontrolling interests. We currently estimate our effective tax rate for 2016 will be between 36% and 42%. We generally expect our tax rate in 2016 to be higher than 2015 due to our purchase of the noncontrolling interest in EAS on January 1, 2016 since the noncontrolling interest was treated as a partnership for tax purposes.

        Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $2.5 million in 2015 to income of $8.1 million as compared to $5.5 million in 2014. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased revenue in the current year resulting from large project work at this location in 2015. Due to our acquisition of the remaining 40% noncontrolling interest in EAS on January 1, 2016, we do not expect to continue to have income attributable to noncontrolling interests in 2016. EAS was the only entity in which we reported a noncontrolling interest for financial statement purposes as of December 31, 2015.

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

        Revenue—Revenue increased $53.5 million, or 3.9% to $1,410.8 million in 2014 compared to 2013. The increase included a 0.6% increase in revenue related to same-store activity and a 3.3% increase related to the acquisition of our Northern Texas operation. The same-store revenue increase is primarily due to our Arkansas operation ($16.1 million) and one of our Virginia operations ($12.9 million), both of which performed a significant amount of project work for the institutional sector during 2014. This increase was partially offset by lower revenues at our Arizona operation ($23.8 million), which performed a significant amount of project work during 2013 that did not reoccur in 2014 due to its completion.

        Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue and service work and short duration projects, which are generally billed as performed, do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term, and should not be interpreted as indicative of ongoing revenue performance over several quarters.

        Backlog as of December 31, 2014 was $757.8 million, a 15.4% increase from September 30, 2014 backlog of $656.8 million and a 25.5% increase from December 31, 2013 backlog of $603.6 million. Sequential backlog increased primarily due to our EAS operation ($37.3 million) and one of our Virginia operations ($17.2 million), which had increased project bookings. The year-over-year backlog increase was primarily due to a same-store increase of 17.1% largely related to increased project bookings at many of our operating locations, including our EAS operation ($30.6 million) and one of our Maryland operations ($25.4 million). In addition, an 8.4% increase was due to the aforementioned acquisition of our Northern Texas operation ($50.8 million) during the current year.

        Gross Profit—Gross profit increased $9.9 million, or 4.1%, to $249.8 million in 2014 as compared to 2013. The increase included a $5.6 million, or 2.3%, increase related to the acquisition of our Northern Texas operation and a $4.3 million, or 1.8%, increase on a same-store basis. The same-store increase in gross profit was primarily due to a $9.8 million increase in profitability at our EAS operation due to improved project execution. This was partially offset by a decrease in project volumes at our Arizona operation ($4.2 million) and job underperformance at our Southern California operation ($3.9 million), which included a revision in contract estimate on a project in a loss position resulting in a $4.4 million writedown. As a percentage of revenue, gross profit was stable at 17.7% in 2014 compared to 2013 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $13.4 million, or 6.9%, to $207.7 million for 2014 as compared to 2013. On a same-store basis, excluding amortization expense, SG&A increased $9.4 million, or 5.0%. This increase was primarily due to higher compensation expense ($6.5 million) primarily as a result of our increased investment in service growth and information technology, higher training costs ($2.6 million) and a $1.3 million increase in bad debt expense as a result of a $0.8 million gain recorded in the prior year as a result of a receivable settlement. Amortization expense decreased $0.2 million, or 2.4%. As a percentage of revenue, SG&A increased from 14.3% in 2013 to 14.7% in 2014, primarily due to the factors discussed above.

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

        Interest Expense—Interest expense increased $0.5 million, or 37.5%, in 2014. The increase was due to the increase in borrowings on the revolving credit facility.

        Goodwill Impairment—We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating unit based in Southern California could no longer support the related goodwill balance. No goodwill impairment was recorded in 2013.

        Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $1.9 million in 2014 compared to 2013. The primary reason for the decrease was an overall reduction of estimated future cash flows in 2013 related to the 2010 acquisition of ColonialWebb and the 2011 acquisition of EAS. This change in estimate was the result of a writedown of $1.6 million, which did not reoccur in the current year. In addition, based on updated measurements of estimated future cash flows in the current year, primarily for our EAS location, we recorded a $0.3 million increase to the earn-out obligation.

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

        Our effective tax rate for 2014 was 28.9%, as compared to 38.8% in 2013. The effective rate for 2014 was lower than the federal statutory rate of 35.0% primarily due to a decrease in the valuation allowance primarily associated with our operations in Maryland and Virginia (4.8%), by the impact of the noncontrolling interest of EAS, which for tax purposes is treated as a partnership (4.8%), and the effect of the production activity deduction (1.7%). The effective rate for 2013 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.1%), the effect of non-deductible expenses (1.3%) and an increase in the valuation allowance primarily associated with our operations in Puerto Rico (3.1%). These increases were partially offset by the impact of the noncontrolling interest of EAS, which for tax purposes is treated as a partnership (1.0%), the effect of the production activity deduction (1.1%) and the effect of purchase accounting adjustments (1.0%). Refer to Note 10 in the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The decrease in the effective tax rate from 2013 to 2014 was primarily due to impact on the rate from valuation allowance and from noncontrolling interests.

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

        Net Income (Loss) Attributable to Noncontrolling Interests—Net income (loss) attributable to noncontrolling interests increased $4.2 million in 2014 to income of $5.5 million as compared to income of $1.3 million in 2013. This increase reflects the impact of higher earnings at EAS, our non-wholly owned consolidated subsidiary, which was due primarily to increased margins on jobs performed in the current year.

  Outlook

        We have seen industry conditions improve during 2015. Our emphasis for 2016 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue and profitability in 2016 will be similar to or above the levels that we experienced in 2015.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$97,867	$42,552	$38,423
Investing activities	(25,628)	(74,142)	(16,253)
Financing activities	(47,839)	11,600	(10,873)

Net increase (decrease) in cash and cash equivalents	$24,400	$(19,990)	$11,297

Free cash flow:
Cash provided by operating activities	$97,867	$42,552	$38,423
Purchases of property and equipment	(20,808)	(19,183)	(17,403)
Proceeds from sales of property and equipment	1,338	1,355	1,107

Free cash flow	$78,397	$24,724	$22,127

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

  2015 Compared to 2014

        Cash Provided by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

        We generated $97.9 million of cash flow from operating activities during 2015 compared with $42.6 million during 2014. The $55.3 million increase primarily relates to higher net income in the current year ($57.4 million) compared to the prior year ($28.6 million). In addition, there was an increase in accounts payable and accrued liabilities of $15.7 million compared to the prior year, primarily caused by higher compensation accruals and a decrease in net receivables of $14.8 million compared to the prior year, primarily due to the timing of customer billings and payments. This was partially offset by an increase in costs and estimated earnings in excess of billings of $6.4 million compared to the prior year due to the timing of customer billings.

        Cash Used in Investing Activities—Cash used in investing activities was $25.6 million for 2015 compared to $74.1 million during 2014. The $48.5 million decrease in cash used primarily relates to cash paid for the four acquisitions that were completed in 2014.

        Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $47.8 million for 2015 compared to cash provided by financing activities of $11.6 million during 2014. The $59.4 million decrease in cash provided by financing activities primarily relates to $28.5 million of net payments on the revolving line of credit in 2015 compared to $38.5 million of net borrowings in 2014. This decrease in cash provided was partially offset by increases due to decreased distributions to noncontrolling interests of $3.7 million, increased proceeds from options exercised of $2.5 million and a $2.0 million payment of other debt that occurred in 2014.

  2014 Compared to 2013

        Cash Provided by Operating Activities—We generated $42.6 million of cash flow from operating activities during 2014 compared with $38.4 million during 2013. The $4.1 million increase was primarily due to billings in excess of costs and estimated earnings, which had a positive impact of $16.8 million on the comparison of cash flows due to the achievement of contract milestones that affected the timing of customer billings. This was partially offset by a $10.9 million negative impact related to on accounts payables and accrued liabilities. During the year ended December 31, 2014, accounts payable balances decreased due to timing of payments as compared to accrued compensation due to higher earnings for the year ended December 31, 2013.

        Cash Used in Investing Activities—Cash used in investing activities was $74.1 million for 2014 compared to $16.3 million during 2013. The $57.9 million increase in cash used primarily relates to cash paid for four acquisitions that were completed in 2014 ($52.1 million) and deferred purchase price costs related to previous acquisitions that were completed in 2012 and 2011 ($4.3 million).

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $11.6 million for 2014 compared to cash used in financing activities of $10.9 million during 2013. The $22.5 million increase in cash provided by financing activities primarily related to $38.5 million of net borrowings on the revolving line of credit in 2014 compared to no net borrowings in 2013. This was partially offset by cumulative cash distributions of $8.6 million to our noncontrolling partners as well as an incremental increase of $6.1 million related to share repurchases.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of December 31, 2015, we have repurchased a cumulative total of 6.9 million shares at an average price of $11.99 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2015, we repurchased 0.3 million shares for approximately $8.3 million at an average price of $26.36 per share.

  Debt

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks, which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2014, we incurred approximately $0.6 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.3 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2015, we had $10.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $198.5 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.7% as of December 31, 2015.

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

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense on notes to former owners	$25	$38	$97
Interest expense on borrowings and unused commitment fees	692	790	278
Letter of credit fees	719	747	731
Amortization of debt financing costs	317	283	245

Total	$1,753	$1,858	$1,351

        The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) other non-cash charges; and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2015 (in thousands):

Net income including noncontrolling interests	$57,440
Income taxes—continuing operations	31,224
Interest expense, net	1,681
Depreciation and amortization expense	23,416
Stock compensation expense	5,609
Goodwill impairment	—
EBITDA attributable to noncontrolling interests	(9,027)
Pre-acquisition results of acquired companies, as defined under the Facility	373

Credit Facility Adjusted EBITDA	$110,716

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of December 31, 2015 was 0.10.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2015 was 27.45.

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

          We were in compliance with all of our financial covenants as of December 31, 2015.

  Notes to Former Owners

        In conjunction with an immaterial acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners of the acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of December 31, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with one of our acquisitions, we acquired capital lease obligations. As of December 31, 2015, $0.5 million of capital lease obligations were outstanding, of which $0.3 million was considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of December 31, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.2% as of December 31, 2015.

  Outlook

        We have generated positive net free cash flow for the last seventeen calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

        Under standard terms in the surety market, sureties issue bonds on a project-by-project basis and can decline to issue bonds at any time. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties' assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

        The following recaps the future maturities of our contractual obligations as of December 31, 2015 (in thousands):

	Twelve Months Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Revolving credit facility	$—	$—	$—	$10,000	$—	$—	$10,000
Notes to former owners	500	500	—	—	—	—	1,000
Interest payable	195	182	170	142	—	—	689
Capital lease obligations	251	163	71	22	—	—	507
Operating lease obligations	11,819	10,647	9,066	7,004	4,949	6,068	49,553

Total	$12,765	$11,492	$9,307	$17,168	$4,949	$6,068	$61,749

        As discussed in Note 10 "Income Taxes", included in our Consolidated Balance Sheet at December 31, 2015 is approximately $0.2 million of liabilities associated with uncertain tax positions. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

        As of December 31, 2015, we also have $41.5 million in letter of credit commitments, of which $17.3 million will expire in 2016 and $24.2 million will expire in 2017. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2016, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2015:

	Twelve Months Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt	$500	$500	$—	$—	$—	$—	$1,000
Average Interest Rate	2.5%	2.5%	—	—	—	—	2.5%
Variable Rate Debt	$—	$—	$—	$10,000	$—	$—	$10,000

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.7% as of December 31, 2015.

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

ITEM 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Comfort Systems USA, Inc.

        We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comfort Systems USA, Inc.

        We have audited Comfort Systems USA, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comfort Systems USA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Comfort Systems USA, Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 23, 2016

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,464	$32,064
Accounts receivable, less allowance for doubtful accounts of $5,158 and $4,379, respectively	302,052	303,575
Other receivables	20,642	15,520
Inventories	7,941	8,646
Prepaid expenses and other	5,836	6,168
Costs and estimated earnings in excess of billings	31,338	27,620
Assets related to discontinued operations	—	176

Total current assets	424,273	393,769
PROPERTY AND EQUIPMENT, NET	60,813	55,759
GOODWILL	143,874	140,341
IDENTIFIABLE INTANGIBLE ASSETS, NET	41,079	45,666
OTHER NONCURRENT ASSETS	21,555	20,407

Total assets	$691,594	$655,942

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$500	$—
Current maturities of long-term capital lease obligations	251	317
Accounts payable	106,684	106,211
Accrued compensation and benefits	54,079	44,683
Billings in excess of costs and estimated earnings	85,397	77,446
Accrued self-insurance expense	29,803	28,903
Other current liabilities	28,677	24,513
Liabilities related to discontinued operations	—	263

Total current liabilities	305,391	282,336
LONG-TERM DEBT	10,500	39,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	256	529
DEFERRED INCOME TAX LIABILITIES	1,810	1,310
OTHER LONG-TERM LIABILITIES	8,632	10,874

Total liabilities	326,589	334,549
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,696,781 and 3,853,586 shares, respectively	(46,845)	(43,598)
Additional paid-in capital	323,765	320,084
Retained earnings	69,390	29,384

Comfort Systems USA, Inc. stockholders' equity	346,721	306,281
Noncontrolling interests	18,284	15,112

Total stockholders' equity	365,005	321,393

Total liabilities and stockholders' equity	$691,594	$655,942

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2015	2014	2013
REVENUE	$1,580,519	$1,410,795	$1,357,272
COST OF SERVICES	1,262,390	1,161,024	1,117,389

Gross profit	318,129	249,771	239,883
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	228,965	207,652	194,214
GOODWILL IMPAIRMENT	—	727	—
GAIN ON SALE OF ASSETS	(880)	(830)	(589)

Operating income	90,044	42,222	46,258
OTHER INCOME (EXPENSE):
Interest income	72	18	23
Interest expense	(1,753)	(1,858)	(1,351)
Changes in the fair value of contingent earn-out obligations	225	(245)	1,646
Other	76	91	204

Other income (expense)	(1,380)	(1,994)	522

INCOME BEFORE INCOME TAXES	88,664	40,228	46,780
INCOME TAX EXPENSE	31,224	11,614	18,148

INCOME FROM CONTINUING OPERATIONS	57,440	28,614	28,632
Income (loss) from discontinued operations, net of income tax expense (benefit) of $—, $(10) and $(119)	—	(15)	(76)

NET INCOME INCLUDING NONCONTROLLING INTERESTS	57,440	28,599	28,556
Less: Net income attributable to noncontrolling interests	8,076	5,536	1,287

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC	$49,364	$23,063	$27,269

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$1.32	$0.61	$0.73
Income from discontinued operations	—	—	—

Net income	$1.32	$0.61	$0.73

Diluted—
Income from continuing operations	$1.30	$0.61	$0.73
Income from discontinued operations	—	—	—

Net income	$1.30	$0.61	$0.73

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,442	37,547	37,245

Diluted	37,868	37,797	37,536

DIVIDENDS PER SHARE	$0.250	$0.225	$0.210

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings (Deficit)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	41,123,365	411	(3,879,299)	(41,012)	317,534	(6,528)	16,901	287,306
Net income	—	—	—	—	—	27,269	1,287	28,556
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	439,762	4,711	522	—	—	5,233
Issuance of restricted stock	—	—	122,375	1,301	(1,301)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(45,266)	(631)	—	—	—	(631)
Tax benefit from vesting of restricted stock	—	—	—	—	184	—	—	184
Forfeiture of unvested restricted stock	—	—	(469)	(5)	5	—	—	—
Stock-based compensation expense	—	—	—	—	3,041	—	—	3,041
Dividends	—	—	—	—	(1,862)	(5,973)	—	(7,835)
Share repurchase	—	—	(125,541)	(1,832)	—	—	—	(1,832)

BALANCE AT DECEMBER 31, 2013	41,123,365	411	(3,488,438)	(37,468)	318,123	14,768	18,188	314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation expense	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interest	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)

BALANCE AT DECEMBER 31, 2014	41,123,365	411	(3,853,586)	(43,598)	320,084	29,384	15,112	321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation expense	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)

BALANCE AT DECEMBER 31, 2015	41,123,365	$411	(3,696,781)	$(46,845)	$323,765	$69,390	$18,284	$365,005

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$57,440	$28,599	$28,556
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	7,481	7,653	7,132
Depreciation expense	15,935	13,683	11,440
Goodwill impairment	—	727	—
Bad debt expense	1,552	1,275	19
Deferred tax expense (benefit)	(414)	(4,579)	4,514
Amortization of debt financing costs	317	283	245
Gain on sale of assets	(880)	(830)	(589)
Changes in the fair value of contingent earn-out obligations	(225)	245	(1,646)
Stock-based compensation expense	5,609	4,806	3,974
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(3,584)	(18,339)	(12,427)
Inventories	956	281	1,208
Prepaid expenses and other current assets	364	1,494	(109)
Costs and estimated earnings in excess of billings	(3,630)	2,744	(1,918)
Other noncurrent assets	(479)	(321)	(491)
Increase (decrease) in—
Accounts payable and accrued liabilities	11,617	(4,078)	6,776
Billings in excess of costs and estimated earnings	7,908	7,545	(9,226)
Other long-term liabilities	(2,100)	1,364	965

Net cash provided by operating activities	97,867	42,552	38,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,808)	(19,183)	(17,403)
Proceeds from sales of property and equipment	1,338	1,355	1,107
Proceeds from businesses sold	—	—	43
Cash paid for acquisitions, earn-outs and intangible assets, net of cash acquired	(6,158)	(56,314)	—

Net cash used in investing activities	(25,628)	(74,142)	(16,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	24,500	128,500	43,000
Payments on revolving line of credit	(53,000)	(90,000)	(43,000)
Payments on other long-term debt	—	(2,000)	(5,400)
Payments on capital lease obligations	(443)	(115)	—
Debt financing costs	—	(568)	(552)
Payments of dividends to stockholders	(9,358)	(8,444)	(7,875)
Share repurchase program	(8,330)	(7,974)	(1,832)
Shares received in lieu of tax withholding	(937)	(531)	(631)
Excess tax benefit of stock-based compensation	1,240	115	534
Proceeds from exercise of options	3,738	1,229	4,883
Distributions to noncontrolling interests	(4,904)	(8,612)	—
Payments for contingent consideration arrangements	(345)	—	—

Net cash provided by (used in) financing activities	(47,839)	11,600	(10,873)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,400	(19,990)	11,297

CASH AND CASH EQUIVALENTS, beginning of year—continuing operations and discontinued operations	32,064	52,054	40,757

CASH AND CASH EQUIVALENTS, end of year—continuing operations and discontinued operations	$56,464	$32,064	$52,054

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning ("HVAC"), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 44% of our consolidated 2015 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 56% attributable to maintenance, repair and replacement services.

        Our consolidated 2015 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$1,216,999	77%
Plumbing	221,273	14%
Building Automation Control Systems	79,026	5%
Other	63,221	4%

Total	$1,580,519	100%

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods may have been reclassified to conform to the current period presentation. The effects of the reclassifications were not material to the consolidated financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing. In 2015, two operating locations came to an agreement with customers on multiple jobs and received approved change orders, which resulted in the recognition of additional revenue with minimal additional costs resulting in a project gain of $3.4 million, on a pre-tax basis. In the twelve months ended December 31, 2014, one of our operating locations recorded a revision in contract estimate on a project in a loss position resulting in a writedown to this individual project of $4.4 million, on a pre-tax basis.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

  Cash Flow Information

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Cash paid (in thousands) for:

	Year Ended December 31,
	2015	2014	2013
Interest	$1,408	$1,764	$799
Income taxes	35,538	15,366	15,821

Total	$36,946	$17,130	$16,620

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We currently plan to use the modified retrospective basis on the adoption date. It is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issue Costs." Under ASU 2015-03, an entity presents debt issue costs related to a note in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The amendment clarifies ASU 2015-03 and provides that an entity may defer and present debt issuance costs for a line-of-credit or other revolving credit facility arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. As such, we will continue to include debt issuance costs for our revolving credit facility arrangements in other noncurrent assets. These ASUs are effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. We early adopted these ASUs on December 31, 2015, which did not have a material impact on our consolidated financial statements.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a retrospective basis. Accordingly, we reclassified $19.4 million of current deferred tax assets and $0.3 million of current deferred tax liabilities to noncurrent as of December 31, 2014 in our Consolidated Balance Sheet.

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        Contracts in progress are as follows (in thousands):

	December 31,
	2015	2014
Costs incurred on contracts in progress	$1,135,279	$1,193,857
Estimated earnings, net of losses	188,243	151,950
Less—Billings to date	(1,377,581)	(1,395,633)

	$(54,059)	$(49,826)

Costs and estimated earnings in excess of billings	$31,338	$27,620
Billings in excess of costs and estimated earnings	(85,397)	(77,446)

	$(54,059)	$(49,826)

        Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2015 and 2014 were $51.6 million and $50.5 million, respectively, and are included in accounts receivable.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

        Accounts payable at December 31, 2015 and 2014 included $7.8 million and $8.9 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

        Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2015.

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

  Inventories

        Inventories consist of parts and supplies that we purchase and hold for use in the ordinary course of business and are stated at the lower of cost or market using the average-cost method.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

        We perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. Each of our operating units represents an operating segment, and our operating segments are our reporting units.

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

December 31, 2015

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

December 31, 2015

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

  Segment Disclosure

        Our activities are within the mechanical services industry, which is the single industry segment we serve. Each operating unit represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

  Concentrations of Credit Risk

        We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2015 revenue.

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

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,464	$56,464	$—	$—
Life insurance—cash surrender value	$3,646	$—	$3,646	$—
Contingent earn-out obligations	$450	$—	$—	$450

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

        One of our operations has life insurance policies covering 49 employees with a combined face value of $45.7 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.6 million as of December 31, 2015 and $3.2 million as of December 31, 2014. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

	December 31,
	2015	2014
Balance at beginning of year	$670	$320
Issuances	350	200
Settlements	(345)	(95)
Adjustments to fair value	(225)	245

Balance at end of year	$450	$670

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the year ended December 31, 2015. During the year ended December 31, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. See Note 6 "Goodwill and Identifiable Intangible Assets, Net" for further discussion. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

  Acquisition of DynaTen

        On May 1, 2014, we closed a transaction to acquire DynaTen Corporation ("DynaTen") which reports as a separate operating unit in Northern Texas. DynaTen is a regional mechanical contractor based in Fort Worth, Texas that engages in a broad range of mechanical contracting projects, HVAC services and controls, in the Dallas/Fort Worth metroplex and in surrounding areas. The total purchase price, which was finalized in the first quarter of 2015, was $40.5 million, of which $19.8 million was allocated to goodwill.

  Other Acquisitions

        We completed various other acquisitions in 2015 and 2014, which were not material, individually or in the aggregate, and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was $8.3 million in 2015 and $15.4 million in 2014. No acquisitions were completed in 2013. One of the "tucked-in" acquisitions was completed on the last day

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

4. Acquisitions (Continued)

of the fourth quarter of 2015 with cash funding occurring in early January 2016. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for this acquisition pending the completion of the final valuation of intangible assets and purchase price adjustments. The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Discontinued Operations

        During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware, which we decided to curtail operating in the fourth quarter of 2011. No activity was reported for the year ended December 31, 2015. The after tax loss was less than $0.1 million for the year ended December 31, 2014 and $0.1 million for the year ended December 31, 2013. These results have been recorded in discontinued operations under "Income (loss) from discontinued operations, net of income tax expense (benefit)."

        Our consolidated statements of operations and the related earnings per share amounts have been restated to reflect the effects of the discontinued operations. No interest expense has been allocated to discontinued operations.

        Revenue and pre-tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	—	$7	$49
Pre-tax loss	—	$(25)	$(195)

6. Goodwill and Identifiable Intangible Assets, Net

  Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$140,341	$114,588
Additions (See Note 4)	3,533	26,480
Impairment adjustment	—	(727)

Balance at end of year	$143,874	$140,341

        We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, "Summary of Significant

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

Accounting Policies," we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value.

        During our annual impairment testing on October 1, we performed a qualitative assessment for each reporting unit, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required.

        There was no impairment of goodwill as a result of our annual goodwill impairment test in 2015 and 2014. Prior to our annual goodwill impairment test in 2014, we recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write-downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating unit based in California could no longer support the related goodwill balance. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. The fair value was estimated using a discounted cash flow model combined with market valuation approaches.

        There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or the current economic outlook worsens, goodwill impairment charges may be recorded in future periods.

  Identifiable Intangible Assets, Net

        Identifiable intangible assets consist of the following (dollars in thousands):

		December 31,
		2015		2014
	Estimated Useful Lives in Years	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Customer relationships	2 - 15	$53,334	$(31,960)	$50,440	$(26,287)
Backlog	1 - 2	1,600	(1,412)	1,600	(829)
Noncompete agreements	2 - 7	2,890	(2,890)	2,890	(2,868)
Tradenames	2 - 25	27,995	(8,478)	27,995	(7,275)

Total		$85,819	$(44,740)	$82,925	$(37,259)

        The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to "Selling, General and Administrative Expenses" on a pattern of economic benefit or a straight-line method over periods from two to twenty-five years. The amounts attributable to backlog are being amortized to "Cost of Services" on a proportionate method over the remaining backlog

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Goodwill and Identifiable Intangible Assets, Net (Continued)

period. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $7.5 million, $7.7 million and $7.1 million, respectively.

        At December 31, 2015, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2016	$5,956
2017	4,640
2018	3,850
2019	3,430
2020	3,102
Thereafter	20,101

Total	$41,079

7. Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		December 31,
	Estimated Useful Lives in Years
		2015	2014
Land	—	$2,745	$2,745
Transportation equipment	1 - 10	64,951	56,229
Machinery and equipment	1 - 20	25,118	24,430
Computer and telephone equipment	1 - 10	21,141	19,812
Buildings and leasehold improvements	1 - 40	30,319	27,720
Furniture and fixtures	1 - 17	4,181	4,461

		148,455	135,397
Less—Accumulated depreciation		(87,642)	(79,638)

Property and equipment, net		$60,813	$55,759

        Depreciation expense, including capital lease amortization, for the years ended December 31, 2015, 2014 and 2013 was $15.9 million, $13.7 million and $11.4 million, respectively.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

8. Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$4,379	$4,460	$6,333
Additions for bad debt expense	1,552	1,275	19
Deductions for uncollectible receivables written off, net of recoveries	(798)	(1,650)	(1,892)
Allowance for doubtful accounts of acquired companies at date of acquisition	25	294	—

Balance at end of year	$5,158	$4,379	$4,460

        Other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued warranty costs	$7,746	$7,227
Accrued job losses	1,365	1,329
Accrued rent and lease obligations	891	953
Accrued sales and use tax	2,216	1,945
Deferred revenue	2,175	1,538
Liabilities due to former owners	2,650	520
Other current liabilities	11,634	11,001

	$28,677	$24,513

9. Long-Term Debt Obligations

        Long-term debt obligations consist of the following (in thousands):

	December 31,
	2015	2014
Revolving credit facility	$10,000	$38,500
Notes to former owners	1,000	1,000
Capital lease obligations	507	846

Total debt	11,507	40,346
Less—current portion	(751)	(317)

Total long-term portion of debt	$10,756	$40,029

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Long-Term Debt Obligations (Continued)

        At December 31, 2015, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2016	$751
2017	663
2018	72
2019	10,021
2020	—
Thereafter	—

$11,507

        Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense on notes to former owners	$25	$38	$97
Interest expense on borrowings and unused commitment fees	692	790	278
Letter of credit fees	719	747	731
Amortization of debt financing costs	317	283	245

Total	$1,753	$1,858	$1,351

  Revolving Credit Facility

        We have a $250.0 million senior credit facility (the "Facility") provided by a syndicate of banks, which is available for borrowings and letters of credit. The Facility expires in October 2019 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2014, we incurred approximately $0.6 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.3 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2015, we had $10.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $198.5 million of credit available.

  Collateral

        A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Long-Term Debt Obligations (Continued)

obligations under bonds. As of December 31, 2015, the book value of these assets was approximately $40.5 million.

  Covenants and Restrictions

        The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) other non-cash charges; and (e) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2015 (in thousands):

Net income including noncontrolling interests	$57,440
Income taxes—continuing operations	31,224
Interest expense, net	1,681
Depreciation and amortization expense	23,416
Stock compensation expense	5,609
Goodwill impairment	—
EBITDA attributable to noncontrolling interests	(9,027)
Pre-acquisition results of acquired companies, as defined under the Facility	373

Credit Facility Adjusted EBITDA	$110,716

        The Facility's principal financial covenants include:

          Leverage Ratio— The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 through maturity. The leverage ratio as of December 31, 2015 was 0.10.

          Fixed Charge Coverage Ratio— The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2015 was 27.45.

          Other Restrictions— The Facility permits acquisitions of up to $25.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Long-Term Debt Obligations (Continued)

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

          We were in compliance with all of our financial covenants as of December 31, 2015.

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

        The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2015 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.87%
Wells Fargo Bank, N.A. Prime Rate	3.50%
One-month LIBOR plus 1.00%	1.43%
Eurodollar Rate Loan Option:
One-month LIBOR	0.43%
Six-month LIBOR	0.86%

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

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

9. Long-Term Debt Obligations (Continued)

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.7% as of December 31, 2015.

  Notes to Former Owners

        In conjunction with an immaterial acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners of the acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $1.0 million as of December 31, 2015 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments on October 2016 and 2017.

  Other Debt

        In conjunction with one of our acquisitions, we acquired capital lease obligations. As of December 31, 2015, $0.5 million of capital lease obligations were outstanding, of which $0.3 million was considered current.

        Our majority owned subsidiary, Environmental Air Systems, LLC, has a revolving $2.5 million credit line that is available for temporary working capital needs and expires May 31, 2016. As of December 31, 2015, we had no outstanding borrowings and, therefore, $2.5 million of credit available. We estimate that the weighted average interest rate applicable to borrowings under this variable rate credit line would be approximately 2.2% as of December 31, 2015.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Income Taxes

  Provision for Income Taxes

        The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2015	2014	2013
Current—
Federal	$27,564	$13,402	$11,707
State and Puerto Rico	4,065	2,810	1,954

	31,629	16,212	13,661

Deferred—
Federal	(1,481)	(308)	3,254
State and Puerto Rico	1,076	(4,290)	1,233

	(405)	(4,598)	4,487

	$31,224	$11,614	$18,148

        The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2015	2014	2013
Income tax expense at the statutory rate of 35%	$31,032	$14,080	$16,373
Changes resulting from—
State income taxes, net of federal tax effect	3,432	1,653	1,910
Increase (decrease) in valuation allowance	463	(1,944)	1,465
Increase (decrease) in tax contingency reserves	(72)	(40)	(145)
Increase (decrease) from noncontrolling interests	(2,827)	(1,938)	(450)
Non-deductible expenses	751	704	594
Production activity deduction	(1,701)	(694)	(520)
Purchase accounting adjustments	—	(46)	(472)
Other	146	(161)	(607)

	$31,224	$11,614	$18,148

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Income Taxes (Continued)

  Deferred Tax Assets (Liabilities)

        Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,889	$1,626
Stock compensation	3,080	2,793
Accrued liabilities and expenses	19,174	18,670
State net operating loss carryforwards	6,781	6,958
Other	830	761

Total deferred income tax assets	31,754	30,808

Deferred income tax liabilities—
Property and equipment	(5,572)	(7,035)
Long-term contracts	(728)	(535)
Goodwill	(6,037)	(3,562)
Intangible assets	(156)	(1,378)
Other	(357)	(271)

Total deferred income tax liabilities	(12,850)	(12,781)

Less—Valuation allowance	(4,438)	(3,975)

Net deferred income tax assets	$14,466	$14,052

        The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets—
Other noncurrent assets	$16,276	$15,362
Deferred income tax liabilities—
Deferred income tax liabilities	$1,810	$1,310

        As of December 31, 2015, we had $6.8 million of future tax benefits related to $96.8 million of available state and Puerto Rican net operating loss carryforwards ("NOLs"), which expire between 2016 and 2035. A valuation allowance of $4.4 million has been recorded against the state and Puerto Rican net deferred tax assets. We recorded an increase in valuation allowances of $0.5 million for the year ended December 31, 2015. Our deferred tax assets for Puerto Rico are fully valued. A deferred tax asset for state NOLs, net of related valuation allowance, of $2.8 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. A

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

10. Income Taxes (Continued)

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

        As of December 31, 2015 and 2014, approximately $0.2 million and $0.3 million, respectively, of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in "Other Long-Term Liabilities" in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued approximately $0.3 million and $0.3 million for the payment of interest and penalties at December 31, 2015 and 2014, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2012 tax year forward and by various state authorities for the 2007 tax year forward.

  Liabilities for Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$343	$413	$499
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(103)	(70)	(86)
Settlements	—	—	—

Balance at end of year	$240	$343	$413

11. Employee Benefit Plans

        We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees' salaries or wages. These contributions totaled $7.1 million in 2015, $6.1 million in 2014 and $5.5 million in 2013. Of these amounts, approximately $0.1 million was payable to the plans at December 31, 2015 and 2014.

        Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2015 and 2014, we had 11 and 6 employees, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2015, 2014 or 2013. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

11. Employee Benefit Plans (Continued)

        Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $3.3 million and $3.0 million recorded as of December 31, 2015 and 2014, respectively.

12. Commitments and Contingencies

  Leases

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $20.6 million, $17.8 million, and $16.2 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2015, 2014 and 2013 rent expense above are approximately $5.4 million, $3.8 million and $3.8 million of rent paid to these related parties, respectively. In addition to the noncancelable operating leases, we have capital lease obligations of $0.5 million as of December 31, 2015, which were attained through our acquisition in Northern Texas.

        The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2016	$11,819
2017	10,647
2018	9,066
2019	7,004
2020	4,949
Thereafter	6,068

$49,553

  Claims and Lawsuits

        We are subject to certain legal and regulatory claims, including lawsuits arising in the normal course of business. We maintain various insurance coverages to minimize financial risk associated with these claims. We have estimated and provided accruals for probable losses and related legal fees associated with certain litigation in the accompanying consolidated financial statements. While we cannot predict the outcome of these proceedings, in management's opinion and based on reports of counsel, any liability arising from these matters individually and in the aggregate will not have a

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

12. Commitments and Contingencies (Continued)

material effect on our operating results, cash flows or financial condition, after giving effect to provisions already recorded.

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

        Surety market conditions have seen some strengthening as the commercial construction markets have started to rebound. Bonding capacity remains adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties' assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

        Our self-insurance arrangements as of December 31, 2015 were as follows:

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

December 31, 2015

12. Commitments and Contingencies (Continued)

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

13. Stockholders' Equity

  2012 Equity Incentive Plan

        In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2015, there were 3.6 million shares available for issuance under this plan. The 2012 Plan will expire in May 2022. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of December 31, 2015, we have repurchased a cumulative total of 6.9 million shares at an average price of $11.99 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2015, we repurchased 0.3 million shares for approximately $8.3 million at an average price of $26.36 per share.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

13. Stockholders' Equity (Continued)

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, contingently issuable restricted stock, restricted stock units and performance stock units. The vesting of unvested contingently issuable performance stock units is based on the achievement of certain earnings per share targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

        Unvested restricted stock, restricted stock units and performance stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic earnings per share weighted outstanding from the vesting date.

        There were no anti-dilutive stock options for the years ended December 31, 2015 and 2013. There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2014.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Common shares outstanding, end of period	37,427	37,270	37,578
Effect of using weighted average common shares outstanding	15	277	(333)

Shares used in computing earnings per share—basic	37,442	37,547	37,245
Effect of shares issuable under stock option plans based on the treasury stock method	266	147	183
Effect of contingently issuable restricted shares	160	103	108

Shares used in computing earnings per share—diluted	37,868	37,797	37,536

14. Stock-Based Compensation

        Under the 2012 Equity Incentive Plan (the "2012 Plan") grants of stock options, restricted stock and restricted stock units, and performance share units have been, and will be, determined and administered by the compensation committee of the Board of Directors. Total stock-based compensation expense was $5.6 million, $4.8 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $2.1 million, $1.8 million and $1.5 million for each of the years ended December 31, 2015, 2014 and 2013. We present the benefits of tax deductions in excess of recognized compensation costs ("excess tax benefits") as financing cash flows in the consolidated statements of cash flows.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

14. Stock-Based Compensation (Continued)

        Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their minimum statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

  Stock Options

        The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended December 31,
	2015
Stock Options	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	910	$12.95
Granted	132	$19.67
Exercised	(318)	$11.78
Forfeited	—	$—
Expired	—	$—

Outstanding at end of year	724	$14.69

Options exercisable at end of year	437

        The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $0.4 million and $3.0 million, respectively. Stock options exercisable as of December 31, 2015 have a weighted-average remaining contractual term of 5.4 years and an aggregate intrinsic value of $6.8 million. As of December 31, 2015, we have 0.7 million options that are vested or expected to vest; these options have a weighted average exercise price of $14.69 per share, have a weighted-average remaining contractual term of 6.6 years and an aggregate intrinsic value of $9.9 million.

        The following table summarizes information about stock options outstanding at December 31, 2015 (shares in thousands):

	Options Outstanding
		Weighted- Average Remaining Contractual Life		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/15		Weighted- Average Exercise Price	Number Exercisable at 12/31/15	Weighted- Average Exercise Price
$7.95 - $12.94	202	4.98	$11.56	202	$11.56
$12.95 - $17.94	390	6.61	$14.63	235	$14.13
$17.95 - $19.67	132	9.24	$19.67	—	$—

$7.95 - $19.67	724	6.63	$14.69	437	$12.94

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

14. Stock-Based Compensation (Continued)

        The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The fair values and the assumptions used for the 2015, 2014 and 2013 grants are shown in the table below:

	Year Ended December 31,
	2015	2014	2013
Weighted-average fair value per share of options granted	$6.33	$6.24	$5.06
Fair value assumptions:
Expected dividend yield	1.51%	1.34%	1.82%
Expected stock price volatility	38.4%	45.2%	46.6%
Risk-free interest rate	1.50%	1.91%	0.96%
Expected term	5.6 years	5.6 years	5.6 years

        Stock options are accounted for as equity instruments, and compensation cost is recognized using the straight-line method over the vesting period. Stock options generally vest over a three-year vesting period. Certain stock option and restricted stock awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. As of December 31, 2015, the unrecognized compensation cost related to stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of options vested during the year ended December 31, 2015 was $0.8 million.

        The following table summarizes information about nonvested stock option awards as of December 31, 2015 and changes for the year ended December 31, 2015 (shares in thousands):

Stock Options	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	323	$5.43
Granted	132	$6.33
Vested	(168)	$5.03
Forfeited	—	—

Nonvested at December 31, 2015	287	$6.07

        We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

14. Stock-Based Compensation (Continued)

  Restricted Stock and Restricted Stock Units

        The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended December 31,
	2015
Restricted Stock and Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	160	$14.42
Granted	113	$20.64
Vested	(121)	$16.42
Forfeited	(3)	$14.45

Unvested at end of year	149	$17.48

        Approximately $1.2 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2015 was $2.0 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2015, 2014 and 2013 was $20.64, $15.80 and $13.57, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $2.9 million and $4.7 million, respectively.

  Performance Stock Units

        Under the 2012 Plan, we granted dollar-denominated performance vesting restricted stock units ("PSUs"), which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our board of directors (EPS). Depending on the Company's performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company's common stock at the end of the performance period, at our discretion.

        Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record an accrued expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2015 was $5.2 million.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

14. Stock-Based Compensation (Continued)

Of this amount, $2.0 million relates to the PSUs granted in 2013 whose performance period ended December 31, 2015. These awards will be settled within the upcoming year either in cash or stock. The accrued expense related to performance stock units for the years ended December 31, 2015 and 2014 was $2.6 million and $1.8 million, respectively. At the December 31, 2015 calculated fair market value, approximately $1.6 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

        We generally issue treasury shares for stock compensation purposes, unless treasury shares are not available.

15. Selected Quarterly Financial Data (Unaudited)

        Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized as follows (in thousands, except per share data):

	2015
	Q1	Q2	Q3	Q4
Revenue	$369,547	$416,567	$410,565	$383,840
Gross profit(1)	64,688	82,049	87,465	83,927
Net income including noncontrolling interests	6,889	15,782	19,886	14,883
Net income attributable to Comfort Systems USA, Inc.	5,066	13,404	17,673	13,221
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.14	$0.36	$0.47	$0.35
Income from discontinued operations	—	—	—	—

Net income	$0.14	$0.36	$0.47	$0.35

Diluted—
Income from continuing operations	$0.13	$0.35	$0.46	$0.35
Income from discontinued operations	—	—	—	—

Net income	$0.13	$0.35	$0.46	$0.35

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

15. Selected Quarterly Financial Data (Unaudited) (Continued)

	2014
	Q1	Q2	Q3	Q4
Revenue	$321,381	$362,801	$370,145	$356,468
Gross profit	52,149	61,859	66,459	69,304
Net income including noncontrolling interests	1,063	6,336	9,379	11,821
Net income attributable to Comfort Systems USA, Inc.	375	4,401	7,605	10,682
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.01	$0.12	$0.20	$0.29
Income from discontinued operations	—	—	—	—

Net income	$0.01	$0.12	$0.20	$0.29

Diluted—
Income from continuing operations	$0.01	$0.12	$0.20	$0.29
Income from discontinued operations	—	—	—	—

Net income	$0.01	$0.12	$0.20	$0.29

(1)
In the fourth quarter of 2015, we recognized a $3.4 million project gain related to change orders we received.

        The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16. Subsequent Events

        Effective January 1, 2016, we acquired the remaining 40% noncontrolling interest in Environmental Air Systems, LLC ("EAS") headquartered in Greensboro, North Carolina. As required under applicable accounting standards, since the original acquisition in 2011, EAS has been fully consolidated with Comfort Systems USA's financial results. As a result, this transaction will not affect the presentation of revenue, EBITDA or other financial metrics for Comfort Systems USA that are above the elimination of noncontrolling interest numbers in our financial statements. EAS was the only entity in which we reported a noncontrolling interest for financial statement purposes as of December 31, 2015.

        On February 22, 2016, the Company entered into Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents (the "Fourth Amendment" and, together with the Facility, the "Amended Facility") with a syndicate of banks. The Amended Facility is secured by a first lien on substantially all of the Company's personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company's assets related to projects subject to surety bonds. The Amended Facility provides an increased line of credit to the Company from $250 million to $325 million, with a

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

16. Subsequent Events (Continued)

$100 million accordion option. The line of credit includes up to $125 million issuable in the form of letters of credit. The Amended Facility will expire in February 2021.

        Effective February 1, 2016, we acquired the ShoffnerKalthoff family of companies, including ShoffnerKalthoff Mechanical Electrical Service, Inc., Shoffner Mechanical Services, Inc. and SKMES, Inc. (collectively, "Shoffner") for $17.25 million plus an earn-out that we will pay if certain financial targets are met after the acquisition date. Shoffner is a regional mechanical contractor based in Knoxville, Tennessee. Shoffner engages in a broad range of mechanical contracting projects, HVAC service and electrical contracting in Knoxville and surrounding areas.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

        The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2015 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

        These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2015 and such information is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements (Included Under Item 8): The Index to the Consolidated Financial Statements is included on page 38 of this annual report on Form 10-K and is incorporated herein by reference.

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
Date: February 23, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN E. LANE Brian E. Lane	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2016
/s/ WILLIAM GEORGE William George	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2016
/s/ JULIE S. SHAEFF Julie S. Shaeff	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016
/s/ FRANKLIN MYERS Franklin Myers	Chairman of the Board	February 23, 2016
/s/ DARCY G. ANDERSON Darcy G. Anderson	Director	February 23, 2016
/s/ HERMAN E. BULLS Herman E. Bulls	Director	February 23, 2016
/s/ ALFRED J. GIARDINELLI, JR. Alfred J. Giardinelli, Jr.	Director	February 23, 2016

Signature	Title	Date

/s/ ALAN P. KRUSI Alan P. Krusi	Director	February 23, 2016
/s/ JAMES H. SCHULTZ James H. Schultz	Director	February 23, 2016
/s/ CONSTANCE E. SKIDMORE Constance E. Skidmore	Director	February 23, 2016
/s/ VANCE W. TANG Vance W. Tang	Director	February 23, 2016

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors' Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors' Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.21	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.22	2012 Equity Incentive Plan	A	Proxy Statement April 9, 2012
*10.23	2012 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2012
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10-Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8-K
*10.26	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.3	March 22, 2013 Form 8-K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10-K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10-K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10-Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8-K
*10.32	Form of 2014 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8-K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 7, 2014 Form 8-K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8-K
*10.37	Form of 2015 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8-K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10-Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan.