Form 10-Q
period 2016-03-31
COMFORT SYSTEMS USA INC
filed 2016-04-27
CIK 1035983

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

        The number of shares outstanding of the issuer's common stock as of April 20, 2016 was 37,444,146 (excluding treasury shares of 3,679,219).

COMFORT SYSTEMS USA, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,540	$56,464
Accounts receivable, less allowance for doubtful accounts of $4,998 and $5,158, respectively	306,111	302,052
Other receivables	15,181	20,642
Inventories	9,783	7,941
Prepaid expenses and other	5,719	5,836
Costs and estimated earnings in excess of billings	34,350	31,338

Total current assets	414,684	424,273
PROPERTY AND EQUIPMENT, NET	62,557	60,813
GOODWILL	147,297	143,874
IDENTIFIABLE INTANGIBLE ASSETS, NET	49,140	41,079
DEFERRED INCOME TAX ASSETS	29,240	16,276
OTHER NONCURRENT ASSETS	6,051	5,279

Total assets	$708,969	$691,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$600	$500
Current maturities of long-term capital lease obligations	241	251
Accounts payable	106,536	106,684
Accrued compensation and benefits	50,506	54,079
Billings in excess of costs and estimated earnings	83,810	85,397
Accrued self-insurance	29,863	29,803
Other current liabilities	35,320	28,677

Total current liabilities	306,876	305,391
LONG-TERM DEBT	53,530	10,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	200	256
DEFERRED INCOME TAX LIABILITIES	1,810	1,810
OTHER LONG-TERM LIABILITIES	8,479	8,632

Total liabilities	370,895	326,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,730,986 and 3,696,781 shares, respectively	(49,118)	(46,845)
Additional paid-in capital	310,062	323,765
Retained earnings	76,719	69,390

Comfort Systems USA, Inc. stockholders' equity	338,074	346,721
Noncontrolling interests	—	18,284

Total stockholders' equity	338,074	365,005

Total liabilities and stockholders' equity	$708,969	$691,594

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE	$385,942	$369,547
COST OF SERVICES	312,440	304,859

Gross profit	73,502	64,688
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	58,181	53,696
GAIN ON SALE OF ASSETS	(145)	(176)

Operating income	15,466	11,168
OTHER INCOME (EXPENSE):
Interest income	1	1
Interest expense	(701)	(505)
Other	486	18

Other income (expense)	(214)	(486)

INCOME BEFORE INCOME TAXES	15,252	10,682
INCOME TAX EXPENSE	5,497	3,793

NET INCOME INCLUDING NONCONTROLLING INTERESTS	9,755	6,889
Less: Net income attributable to noncontrolling interests	—	1,823

NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$9,755	$5,066

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Net income	$0.26	$0.14

Diluted—
Net income	$0.26	$0.13

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,344	37,281

Diluted	37,730	37,605

DIVIDENDS PER SHARE	$0.065	$0.060

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2014	41,123,365	$411	(3,853,586)	$(43,598)	$320,084	$29,384	$15,112	$321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interests	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)

BALANCE AT DECEMBER 31, 2015	41,123,365	411	(3,696,781)	(46,845)	323,765	69,390	18,284	365,005
Net income (unaudited)	—	—	—	—	—	9,755	—	9,755
Issuance of stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	21,244	278	92	—	—	370
Issuance of restricted stock & performance stock (unaudited)	—	—	65,086	851	1,125	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(18,506)	(562)	—	—	—	(562)
Stock-based compensation (unaudited)	—	—	—	—	990	—	—	990
Dividends (unaudited)	—	—	—	—	—	(2,426)	—	(2,426)
Acquisition of noncontrolling interests (unaudited)	—	—	—	—	(15,910)	—	(18,284)	(34,194)
Share repurchase (unaudited)	—	—	(102,029)	(2,840)	—	—	—	(2,840)

BALANCE AT MARCH 31, 2016 (unaudited)	41,123,365	$411	(3,730,986)	$(49,118)	$310,062	$76,719	—	$338,074

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$9,755	$6,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Amortization of identifiable intangible assets	2,039	1,831
Depreciation expense	4,219	3,792
Bad debt expense	(262)	211
Deferred tax benefit	(1,022)	(1,241)
Amortization of debt financing costs	85	93
Gain on sale of assets	(145)	(176)
Stock-based compensation expense	1,476	1,388
Changes in operating assets and liabilities, net of effects of acquisitions—
(Increase) decrease in—
Receivables, net	17,142	2,854
Inventories	(370)	(1,263)
Prepaid expenses and other current assets	(179)	735
Costs and estimated earnings in excess of billings	(1,837)	(3,592)
Other noncurrent assets	49	278
Increase (decrease) in—
Accounts payable and accrued liabilities	(9,316)	3,721
Billings in excess of costs and estimated earnings	(8,526)	4,817
Other long-term liabilities	(86)	78

Net cash provided by operating activities	13,022	20,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,765)	(3,623)
Proceeds from sales of property and equipment	220	206
Cash paid for acquisitions, net of cash acquired	(57,071)	(5,350)

Net cash used in investing activities	(60,616)	(8,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	132,000	14,500
Payments on revolving line of credit	(91,000)	(17,000)
Payments on other debt	(17)	—
Payments on capital lease obligations	(66)	(84)
Debt financing costs	(789)	—
Payments of dividends to shareholders	(2,426)	(2,237)
Share repurchase program	(2,840)	—
Shares received in lieu of tax withholding	(562)	—
Excess tax benefit of stock-based compensation	95	90
Proceeds from exercise of options	275	297
Distributions to noncontrolling interests	—	(41)
Payments for contingent consideration arrangements	—	(345)

Net cash provided by (used in) financing activities	34,670	(4,820)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,924)	6,828

CASH AND CASH EQUIVALENTS, beginning of period	56,464	32,064

CASH AND CASH EQUIVALENTS, end of period	$43,540	$38,892

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. Business and Organization

        Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning ("HVAC"), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 41% of our consolidated 2016 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 59% attributable to maintenance, repair and replacement services.

        Our consolidated 2016 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$289,456	75%
Plumbing	54,032	14%
Building Automation Control Systems	23,157	6%
Other	19,297	5%

Total	$385,942	100%

2. Summary of Significant Accounting Policies

  Basis of Presentation

        These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2015 (the "Form 10-K").

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

March 31, 2016

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The standard requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02's transition provisions are applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. Full retrospective application is prohibited. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718)" ("ASU 2016-09"). The standard will change certain aspects of accounting for share-based payments to employees. Specifically, the new guidance requires all income tax effects to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

is permitted, but all of the guidance must be adopted in the same period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

        The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,540	$43,540	$—	$—
Life insurance—cash surrender value	$3,618	$—	$3,618	$—
Contingent earn-out obligations	$3,690	$—	$—	$3,690

        Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

3. Fair Value Measurements (Continued)

        One of our operations has life insurance policies covering 49 employees with a combined face value of $45.7 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.6 million as of March 31, 2016 and $3.6 million as of December 31, 2015. These assets are included in "Other Noncurrent Assets" in our consolidated balance sheets.

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

Balance at beginning of year	$450
Issuances	3,240
Settlements	—
Adjustments to fair value	—

Balance at end of period	$3,690

        We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

        We completed two acquisitions in the first quarter of 2016. We acquired the remaining 40% noncontrolling interest in Environmental Air Systems, LLC ("EAS") on January 1, 2016 for $47.0 million, including $42.0 million funded on the closing date plus a holdback, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Due to our majority ownership and control over EAS on the acquisition date, the difference between the preliminary purchase price and the noncontrolling interest liability was recorded in Additional Paid-In Capital in our Balance Sheet.

        Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, "Shoffner") which reports as a separate operating location in the Knoxville, Tennessee area. Shoffner was included in our consolidated results of operations beginning on its acquisition date, which included revenue of $14.5 million. The preliminary acquisition date fair value of

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

4. Acquisitions (Continued)

consideration transferred for this acquisition was $19.5 million, of which $13.5 million was allocated to goodwill and identifiable intangible assets. The preliminary purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for this acquisition pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current year were not material, individually or in the aggregate.

  Other Acquisitions

        We funded cash of $0.8 million in the first quarter of 2016 for an acquisition completed in the fourth quarter of 2015. We also completed two acquisitions in the first quarter of 2015. These acquisitions were not material and were "tucked-in" with existing operations. The total purchase price for the "tucked-in" acquisitions, including earn-outs, was $6.7 million in the first quarter of 2015.

        The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price ("earn-out") has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31, 2016	December 31, 2015
Balance at beginning of year	$143,874	$140,341
Additions	3,423	3,533

Balance at end of period	$147,297	$143,874

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

6. Debt Obligations

        Debt obligations consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving credit facility	$51,000	$10,000
Notes to former owners	2,750	1,000
Other debt	380	—
Capital lease obligations	441	507

Total debt	54,571	11,507
Less—current portion	(841)	(751)

Total long-term portion of debt	$53,730	$10,756

  Revolving Credit Facility

        On February 22, 2016, we amended our senior credit facility (the "Facility") provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2016, we had $51.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $232.5 million of credit available.

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

        The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.7% as of March 31, 2016.

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

6. Debt Obligations (Continued)

also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such a claim is unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of March 31, 2016 was 0.4.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2016 was 30.4.

        Other Restrictions—The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company's Total Leverage Ratio is greater than 2.00 to 1.00.

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

6. Debt Obligations (Continued)

        We were in compliance with all of our financial covenants as of March 31, 2016.

  Notes to Former Owners

        As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.8 million as of March 31, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of March 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $1.0 million as of March 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments in October 2016 and 2017.

  Other Debt

        As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2016, $0.4 million of the note was outstanding, of which $0.1 million was considered current.

        In addition, with one of our acquisitions we acquired capital lease obligations. As of March 31, 2016, $0.4 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

March 31, 2016

(Unaudited)

7. Commitments and Contingencies (Continued)

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

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

8. Stockholders' Equity (Continued)

        There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

        The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Common shares outstanding, end of period	37,392	37,307
Effect of using weighted average common shares outstanding	(48)	(26)

Shares used in computing earnings per share—basic	37,344	37,281
Effect of shares issuable under stock option plans based on the treasury stock method	241	233
Effect of contingently issuable restricted shares	145	91

Shares used in computing earnings per share—diluted	37,730	37,605

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of March 31, 2016, we have repurchased a cumulative total of 7.0 million shares at an average price of $12.22 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the current quarter, we repurchased 0.1 million shares for approximately $2.8 million at an average price of $27.84 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the "Form 10-K"). This discussion contains "forward-looking statements" regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in "Item 1A. Risk Factors" included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms "Comfort Systems," "we," "us," or "the Company," refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

        As of March 31, 2016 we had 4,079 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $502,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

        A stratification of projects in progress as of March 31, 2016, by contract price, is as follows:

Contract Price of Project	No. of Projects	Aggregate Contract Price Value (millions)
Under $1 million	3,676	$416.4
$1 million - $5 million	309	685.2
$5 million - $10 million	59	400.4
$10 million - $15 million	21	254.0
Greater than $15 million	14	291.5

Total	4,079	$2,047.5

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

  Operating Environment and Management Emphasis

        Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, with 2013 and 2014 activity levels relatively stable at the low levels of the preceding years followed by an increase in activity in 2015. While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions in the first quarter of 2016 continue at the improved levels we saw in 2015.

        As a result of our continued strong emphasis on cash flow, at March 31, 2016 we had a strong financial position, as discussed further in "Liquidity and Capital Resources" below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last seventeen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2016	%	2015	%
Revenue	$385,942	100.0%	$369,547	100.0%
Cost of services	312,440	81.0%	304,859	82.5%

Gross profit	73,502	19.0%	64,688	17.5%
Selling, general and administrative expenses	58,181	15.1%	53,696	14.5%
Gain on sale of assets	(145)	—	(176)	—

Operating income	15,466	4.0%	11,168	3.0%
Interest income	1	—	1	—
Interest expense	(701)	(0.2)%	(505)	(0.1)%
Other income (expense)	486	0.1%	18	—

Income before income taxes	15,252	4.0%	10,682	2.9%
Income tax expense	5,497		3,793

Net income including noncontrolling interests	9,755	2.5%	6,889	1.9%
Less: Net income attributable to noncontrolling interests	—		1,823

Net income attributable to Comfort Systems USA, Inc.	$9,755		$5,066

        We had 35 operating locations as of December 31, 2015. We completed one acquisition in the first quarter of 2016, known as "Shoffner", that reports as a separate operating location in the Knoxville, Tennessee area. In addition, we merged four operating locations into two operating locations during the current quarter, and created two operating locations out of one existing operating location. As of March 31, 2016, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2016 to 2015, as described below, excludes two months of results for Shoffner, which was acquired in February 2016. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same-store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

        Revenue—Revenue increased $16.4 million, or 4.4%, to $385.9 million for the first quarter of 2016 compared to the same period in 2015. The increase included a 0.5% increase in revenue related to same-store activity and a 3.9% increase related to the acquisition of Shoffner. The same-store revenue slight increase is primarily due to our Michigan operation ($8.0 million), one of our Virginia operations ($6.1 million) and our combined New York operations ($6.7 million) which was partially offset by lower revenue at our EAS operation ($19.5 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector.

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

        Backlog as of March 31, 2016 was $776.9 million, a 9.2% increase from December 31, 2015 backlog of $711.6 million, and an 8.2% increase from March 31, 2015 backlog of $718.0 million.

Sequential backlog increased mainly due to the aforementioned acquisition of Shoffner ($56.4 million or 7.9%). Same-store backlog remained relatively flat as increases at our Northern Texas operation ($15.6 million) and our EAS operation ($15.1 million) were offset by decreases due to completion of project work, primarily at one of our Virginia operations ($8.3 million) and one of our Maryland operations ($7.5 million). The year-over-year backlog increase was also primarily due to the Shoffner acquisition (7.8%). Same-store backlog remained flat as increases at our Michigan operation ($16.0 million), our Northern Texas operation ($15.1 million) and our EAS operation ($14.0 million) were offset by decreases due to completion of project work, primarily at our California operation ($21.2 million) and one of our Maryland operations ($14.3 million).

        Gross Profit—Gross profit increased $8.8 million, or 13.6%, to $73.5 million for the first quarter of 2016 as compared to the same period in 2015. The increase included a $2.0 million, or 3.0%, increase related to the acquisition of Shoffner and a $6.8 million, or 10.6%, increase on a same-store basis. The same-store increase in gross profit was primarily due to the impact of increased volumes at our Michigan operation ($1.7 million) and improved project execution at our Northern Texas operation ($1.7 million), one of our Tennessee operations ($1.1 million) and our combined New York operations ($1.5 million). This was partially offset by a decrease at our EAS operation ($1.6 million) which has experienced a decrease in volumes in the current quarter when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 17.5% in 2015 to 19.0% in 2016 primarily due to the factors discussed above.

        Selling, General and Administrative Expenses ("SG&A")—SG&A increased $4.5 million, or 8.4%, to $58.2 million for the first quarter of 2016 as compared to 2015. On a same-store basis, excluding amortization expense, SG&A increased $2.9 million, or 5.6%. This increase is primarily due to increased compensation costs (approximately $1.7 million) which are primarily related to expanded service activities at multiple locations. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A increased from 14.5% in 2015 to 15.1% in 2016 primarily due to the expanded service activities.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
SG&A	$58,181	$53,696
Less: SG&A from companies acquired	(1,683)	—
Less: Amortization expense	(1,563)	(1,685)

Same-store SG&A, excluding amortization expense	$54,935	$52,011

        Interest Expense—Interest expense increased $0.2 million, or 38.8%, to $0.7 million for the first quarter of 2016 as compared to the same period in 2015. The increase is due to higher net borrowings on the revolving credit facility, primarily used to fund acquisitions.

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

        For the three months ended March 31, 2016 our tax expense was $5.5 million with an effective tax rate of 36.0% as compared to tax expense of $3.8 million with an effective tax rate of 35.5% for the three months ended March 31, 2015. The effective rate for 2016 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) and non-deductible expenses (0.8%) partially offset by the production activity deduction (2.1%) and a decrease in valuation allowance (1.8%). The effective rate for 2015 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.9%) and non-deductible expenses (1.3%) partially offset by the impact of the noncontrolling interest of EAS which for tax purposes was treated as a partnership (2.7%) and the production activity deduction (1.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2016 will be between 35% and 40%.

        Net Income Attributable to Noncontrolling Interests—There was no net income attributable to noncontrolling interests for the first quarter of 2016 due to our January 1, 2016 purchase of the remaining 40% noncontrolling interest in Environmental Air Systems, LLC.

  Outlook

        We have seen industry conditions improve during 2015 and the first quarter of 2016 compared to the previous years. Our emphasis for 2016 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue and profitability in 2016 will be similar to or above the levels that we experienced in 2015.

  Liquidity and Capital Resources (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$13,022	$20,415
Investing activities	(60,616)	(8,767)
Financing activities	34,670	(4,820)

Net increase (decrease) in cash and cash equivalents	$(12,924)	$6,828

Free cash flow:
Cash provided by operating activities	$13,022	$20,415
Purchases of property and equipment	(3,765)	(3,623)
Proceeds from sales of property and equipment	220	206

Free cash flow	$9,477	$16,998

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

        Cash provided by operating activities was $13.0 million during the first quarter of 2016 compared with $20.4 million during the first quarter in 2015. The $7.4 million decrease is primarily due to decreases in billings in excess of costs and estimated earnings and accounts payable and accrued liabilities which had an impact of $13.3 million and $13.0 million, respectively. These decreases are primarily due to the timing of billings and various project work. These uses of operating cash flow were partially offset by a corresponding decrease in receivables of $14.3 million primarily related to these projects and overall higher net income in the first quarter of 2016 compared to the first quarter of 2015.

        Cash Used in Investing Activities—During the first quarter of 2016, cash used in investing activities was $60.6 million compared to $8.8 million during the first quarter of 2015. The $51.8 million increase in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions in 2016 ($56.3 million).

        Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $34.7 million for the first quarter of 2016 compared to cash used in financing activities of $4.8 million during the first quarter of 2015. The $39.5 million increase in cash provided by financing activities is primarily due to net borrowings on the revolving credit facility during the current quarter of $41.0 million compared to net payments during the first quarter of 2015 of $2.5 million. This impact was partially offset by share repurchases of $2.8 million in the current quarter compared to no share repurchase activity during the first quarter of 2015.

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

  Share Repurchase Program

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of March 31, 2016, we have repurchased a cumulative total of 7.0 million shares at an average price of $12.22 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the current quarter, we repurchased 0.1 million shares for approximately $2.8 million at an average price of $27.84 per share.

  Debt

  Revolving Credit Facility

        On February 22, 2016, we amended our senior credit facility (the "Facility") provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2016, we had $51.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $232.5 million of credit available.

        There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such a claim is unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

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

        The Facility's principal financial covenants include:

        Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of March 31, 2016 was 0.4.

        Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company's Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company's Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2016 was 30.4.

        Other Restrictions—The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company's Total Leverage Ratio is greater than 2.00 to 1.00.

        While the Facility's financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility's leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

        We were in compliance with all of our financial covenants as of March 31, 2016.

  Notes to Former Owners

        As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.8 million as of March 31, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of March 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $1.0 million as of March 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments in October 2016 and 2017.

  Other Debt

        As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2016, $0.4 million of the note was outstanding, of which $0.1 million was considered current.

        In addition, with one of our acquisitions we acquired capital lease obligations. As of March 31, 2016, $0.4 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

Contractual Obligations

        As of March 31, 2016, we have $41.5 million in letter of credit commitments, of which $17.3 million will expire in 2016 and $24.2 million will expire in 2017. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers' compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2016, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

        We have exposure to changes in interest rates under our revolving credit facility. We have a modest level of indebtedness under our debt facility and our indebtedness could increase in the future. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

        The weighted average interest rate applicable to borrowings under the Facility was approximately 1.7% as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On March 29, 2007, our Board of Directors (the "Board") approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of March 31, 2016, we have repurchased a cumulative total of 7.0 million shares at an average price of $12.22 per share under the repurchase program.

        The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the current quarter, we repurchased 0.1 million shares for approximately $2.8 million at an average price of $27.84 per share.

        During the quarter ended March 31, 2016, we purchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	102,029	$27.84	6,984,350	576,833
February 1 - February 29	—	$—	6,984,350	576,833
March 1 - March 31	—	$—	6,984,350	576,833

	102,029	$27.84	6,984,350	576,833

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

Item 6.    Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
*10.1	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.2	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.3	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORT SYSTEMS USA, INC.
April 27, 2016	By:	/s/ BRIAN E. LANE Brian E. Lane President, Chief Executive Officer and Director
April 27, 2016	By:	/s/ WILLIAM GEORGE William George Executive Vice President and Chief Financial Officer
April 27, 2016	By:	/s/ JULIE S. SHAEFF Julie S. Shaeff Senior Vice President and Chief Accounting Officer