Form 10-Q
period 2016-06-30
COMFORT SYSTEMS USA INC
filed 2016-07-28
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1‑13011

COMFORT SYSTEMS USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	76‑0526487 (I.R.S. Employer Identification No.)
675 Bering Drive Suite 400 Houston, Texas 77057 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 830‑9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company (as defined in Rule 12b‑2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of July 22, 2016 was 37,442,214 (excluding treasury shares of 3,681,151).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10 Q

FOR THE QUARTER ENDED JUNE 30, 2016

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,282	$56,464
Accounts receivable, less allowance for doubtful accounts of $4,823 and $5,158, respectively	335,280	302,052
Other receivables	11,122	20,642
Inventories	9,953	7,941
Prepaid expenses and other	6,150	5,836
Costs and estimated earnings in excess of billings	33,752	31,338
Total current assets	434,539	424,273
PROPERTY AND EQUIPMENT, NET	65,053	60,813
GOODWILL	147,512	143,874
IDENTIFIABLE INTANGIBLE ASSETS, NET	47,028	41,079
DEFERRED INCOME TAX ASSETS	28,743	16,276
OTHER NONCURRENT ASSETS	6,138	5,279
Total assets	$729,013	$691,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$600	$500
Current maturities of long-term capital lease obligations	217	251
Accounts payable	116,101	106,684
Accrued compensation and benefits	57,991	54,079
Billings in excess of costs and estimated earnings	88,116	85,397
Accrued self-insurance	29,194	29,803
Other current liabilities	34,378	28,677
Total current liabilities	326,597	305,391
LONG-TERM DEBT	38,505	10,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	157	256
DEFERRED INCOME TAX LIABILITIES	1,810	1,810
OTHER LONG-TERM LIABILITIES	9,245	8,632
Total liabilities	376,314	326,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,679,151 and 3,696,781 shares, respectively	(50,026)	(46,845)
Additional paid-in capital	310,448	323,765
Retained earnings	91,866	69,390
Comfort Systems USA, Inc. stockholders’ equity	352,699	346,721
Noncontrolling interests	—	18,284
Total stockholders’ equity	352,699	365,005
Total liabilities and stockholders’ equity	$729,013	$691,594

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE	$427,538	$416,567	$813,480	$786,114
COST OF SERVICES	338,112	334,518	650,552	639,377
Gross profit	89,426	82,049	162,928	146,737
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,023	57,369	119,213	111,065
GAIN ON SALE OF ASSETS	(212)	(151)	(357)	(327)
Operating income	28,615	24,831	44,072	35,999
OTHER INCOME (EXPENSE):
Interest income	2	67	3	68
Interest expense	(606)	(454)	(1,307)	(959)
Changes in the fair value of contingent earn-out obligations	(336)	125	(336)	125
Other	(111)	9	375	27
Other income (expense)	(1,051)	(253)	(1,265)	(739)
INCOME BEFORE INCOME TAXES	27,564	24,578	42,807	35,260
INCOME TAX EXPENSE	9,847	8,796	15,249	12,589
NET INCOME INCLUDING NONCONTROLLING INTERESTS	17,717	15,782	27,558	22,671
Less: Net income attributable to noncontrolling interests	—	2,378	—	4,201
NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$17,717	$13,404	$27,558	$18,470
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Net income	$0.47	$0.36	$0.74	$0.49
Diluted—
Net income	$0.47	$0.35	$0.73	$0.49
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,437	37,457	37,390	37,370
Diluted	37,911	37,917	37,870	37,761
DIVIDENDS PER SHARE	$0.070	$0.060	$0.135	$0.120

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2014	41,123,365	$411	(3,853,586)	$(43,598)	$320,084	$29,384	$15,112	$321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)
BALANCE AT DECEMBER 31, 2015	41,123,365	411	(3,696,781)	(46,845)	323,765	69,390	18,284	365,005
Cumulative effect of change in accounting principle (unaudited)	—	—	—	—	—	(38)	—	(38)
Net income (unaudited)	—	—	—	—	—	27,558	—	27,558
Issuance of Stock:
Issuance of shares for options exercised including tax benefit (unaudited)	—	—	56,999	765	(32)	—	—	733
Issuance of restricted stock & performance stock (unaudited)	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation (unaudited)	—	—	—	—	2,542	—	—	2,542
Dividends (unaudited)	—	—	—	—	—	(5,044)	—	(5,044)
Acquisition of noncontrolling interests (unaudited)	—	—	—	—	(15,521)	—	(18,284)	(33,805)
Share repurchase (unaudited)	—	—	(170,308)	(4,924)	—	—	—	(4,924)
BALANCE AT JUNE 30, 2016 (unaudited)	41,123,365	$411	(3,679,151)	$(50,026)	$310,448	$91,866	$—	$352,699

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$27,558	$22,671
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	4,190	3,724
Depreciation expense	8,968	7,740
Bad debt expense	(297)	894
Deferred tax expense (benefit)	(162)	(2,263)
Amortization of debt financing costs	179	158
Gain on sale of assets	(357)	(327)
Changes in the fair value of contingent earn-out obligations	336	(125)
Stock-based compensation	3,349	3,178
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(6,684)	(17,991)
Inventories	(532)	(1,440)
Prepaid expenses and other current assets	(1,649)	1,806
Costs and estimated earnings in excess of billings	(1,239)	(5,860)
Other noncurrent assets	(84)	(215)
Increase (decrease) in—
Accounts payable and accrued liabilities	6,429	25,958
Billings in excess of costs and estimated earnings	(4,220)	12,833
Other long-term liabilities	636	(81)
Net cash provided by operating activities	36,421	50,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,904)	(9,308)
Proceeds from sales of property and equipment	494	485
Cash paid for acquisitions, net of cash acquired	(58,490)	(5,861)
Net cash used in investing activities	(68,900)	(14,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	138,000	14,500
Payments on revolving line of credit	(112,000)	(35,000)
Payments on other debt	(42)	—
Payments on capital lease obligations	(133)	(163)
Debt financing costs	(789)	—
Payments of dividends to stockholders	(5,044)	(4,479)
Share repurchase	(4,924)	(1,525)
Shares received in lieu of tax withholding	(1,304)	(937)
Excess tax benefit of stock-based compensation	—	461
Proceeds from exercise of options	733	2,277
Distributions to noncontrolling interests	—	(2,115)
Payments for contingent consideration arrangements	(200)	(345)
Net cash provided by (used in) financing activities	14,297	(27,326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,182)	8,650
CASH AND CASH EQUIVALENTS, beginning of period	56,464	32,064
CASH AND CASH EQUIVALENTS, end of period	$38,282	$40,714

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 40% of our consolidated 2016 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 60% attributable to maintenance, repair and replacement services.

Our consolidated 2016 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$610,110	75%
Plumbing	122,022	15%
Building Automation Control Systems	48,809	6%
Other	32,539	4%
Total	$813,480	100%

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015 (the “Form 10-K”).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We currently plan to use the modified retrospective basis on the adoption date. It is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Entities should apply the new guidance prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02’s transition provisions are applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. Full retrospective application is prohibited. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (‘‘ASU’’) No. 2016-09, ‘‘Compensation—Stock Compensation (Topic 718)’’ (‘‘ASU 2016-09’’). The standard changes certain aspects of accounting for share-based payments to employees. Specifically, the new guidance requires excess tax benefits and tax deficiencies to be recognized in the income statement instead of additional paid-in capital when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will be presented as an operating activity rather than a financing activity. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period.

We elected to early adopt ASU 2016-09 in the second quarter of 2016 which requires us to reflect any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of $0.1 million of excess tax benefits in our provision for income taxes rather than additional paid-in capital. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized.  The impact of this change in accounting policy was less than $0.1 million and was recorded as a cumulative effect adjustment to retained earnings for the increase to stock compensation expense. Amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively which resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing of $0.1 million for the three months ended March 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to our consolidated cash flow statement as such cash flows have historically been presented as a financing activity.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Balance	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38,282	$38,282	$—	$—
Life insurance—cash surrender value	$3,725	$—	$3,725	$—
Contingent earn-out obligations	$3,598	$—	$—	$3,598

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

One of our operations has life insurance policies covering 49 employees with a combined face value of $45.7 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.7 million as of June 30, 2016 and $3.6 million as of December 31, 2015. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$450
Issuances	3,240
Settlements	(428)
Adjustments to fair value	336
Balance at June 30, 2016	$3,598

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

We completed two acquisitions in the first quarter of 2016. We acquired the remaining 40% noncontrolling interest in Environmental Air Systems, LLC (“EAS”) on January 1, 2016 for $47.0 million, including $42.0 million funded on the closing date plus a holdback, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Due to our majority ownership and control over EAS on the acquisition date, the difference between the preliminary purchase price and the noncontrolling interest liability was recorded in Additional Paid-In Capital in our Balance Sheet.

Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”) which reports as a separate operating location in the Knoxville, Tennessee area. Shoffner was included in our consolidated results of operations beginning on its acquisition date, which included revenue of $36.0 million. The preliminary acquisition date fair value of consideration transferred for this acquisition was $19.2 million, of which $13.7 million was allocated to goodwill and identifiable intangible assets. The preliminary purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for this acquisition pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current year were not material, individually or in the aggregate.

Other Acquisitions

We funded cash of $0.8 million in the first quarter of 2016 for an acquisition completed in the fourth quarter of 2015. We also completed two acquisitions in the first quarter of 2015. These acquisitions were not material and were “tucked-in” with existing operations. The total purchase price for the “tucked-in” acquisitions, including earn-outs, was $6.7 million for the six months ended June 30, 2015.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Balance at beginning of year	$143,874	$140,341
Additions (See Note 4)	3,638	3,533
Balance at end of period	$147,512	$143,874

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Revolving credit facility	$36,000	$10,000
Notes to former owners	2,750	1,000
Other debt	355	—
Capital lease obligations	374	507
Total debt	39,479	11,507
Less—current portion	(817)	(751)
Total long-term portion of debt	$38,662	$10,756

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2016, we had $36.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $247.5 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

The following is a summary of the additional margins:

	Consolidated Total Indebtedness to
	Credit Facility Adjusted EBITDA
	Less than 0.75	0.75 to 1.50	1.50 to 2.25	2.25 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	0.75%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.7% as of June 30, 2016.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of June 30, 2016 was 0.3.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2016 was 29.3.

Other Restrictions—The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00.to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of June 30, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.8 million as of June 30, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of June 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $1.0 million as of June 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments in October 2016 and 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2016, $0.4 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of June 30, 2016, $0.4 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

Surety market conditions have seen some strengthening as the commercial construction markets have started to rebound. Bonding capacity remains adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Self-Insurance

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Loss estimates associated with the larger and longer-developing risks, such as workers’ compensation, auto liability and general liability, are reviewed by a third-party actuary quarterly.

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

There were no anti-dilutive stock options for the three months ended June 30, 2016.  There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2016.  There were no anti-dilutive stock options for the three and six months ended June 30, 2015.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common shares outstanding, end of period	37,444	37,550	37,444	37,550
Effect of using weighted average common shares outstanding	(7)	(93)	(54)	(180)
Shares used in computing earnings per share—basic	37,437	37,457	37,390	37,370
Effect of shares issuable under stock option plans based on the treasury stock method	351	289	336	260
Effect of contingently issuable restricted shares	123	171	144	131
Shares used in computing earnings per share—diluted	37,911	37,917	37,870	37,761

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of June 30, 2016, we have repurchased a cumulative total of 7.1 million shares at an average price of $12.40 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2016, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $28.91 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10‑Q and the Annual Report on Form 10‑K filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the “Form 10‑K”). This discussion contains “forward‑looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward‑looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10‑K. We undertake no obligation to revise or publicly release the results of any revision to these forward‑looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward‑looking statements. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Nature and Economics of Our Business

Approximately 82% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre‑established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur more broadly to support our operations but which are not specific to the project. Typically customers will seek bids from competitors for a given project. While the criteria on which customers select the winning bid vary widely and include factors such as quality, technical expertise, on‑time performance, post‑project support and service, and company history and financial strength, we believe that price is the most influential factor for most customers in choosing a mechanical installation and service provider.

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

Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost‑plus or a time and materials basis, under which we are paid our costs incurred plus an agreed‑upon profit margin, although such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed‑price contract margins because there is less risk of unrecoverable cost overruns in cost‑plus or time and materials work.

As of June 30, 2016 we had 4,415 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $464,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of June 30, 2016, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,001	$436.2
$1 million - $5 million	327	729.7
$5 million - $10 million	55	378.2
$10 million - $15 million	20	248.3
Greater than $15 million	12	255.7
Total	4,415	$2,048.1

In addition to project work, approximately 18% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty‑ to sixty‑day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 35 operating units based on a variety of factors. Financial measures we emphasize include profitability, and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make‑up of both existing backlog as well as new business being pursued, in terms of project size, technical application and facility type, end‑use customers and industries, and location of the work.

Most of our operations compete on a local or regional basis. Attracting and retaining effective operating unit managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers and other market participants such as architects and consulting engineers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating unit management quality, stability, and contingency planning, including related considerations of compensation, and non‑competition protection where applicable.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, with 2013 and 2014 activity levels relatively stable at the low levels of the preceding years followed by an increase in activity in 2015. While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions in the first six months of 2016 continue at the improved levels we saw in 2015.

As a result of our continued strong emphasis on cash flow, at June 30, 2016 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last seventeen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts to expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for 2016 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions are beginning to improve, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in service growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenue	$427,538	100.0%	$416,567	100.0%	$813,480	100.0%	$786,114	100.0%
Cost of services	338,112	79.1%	334,518	80.3%	650,552	80.0%	639,377	81.3%
Gross profit	89,426	20.9%	82,049	19.7%	162,928	20.0%	146,737	18.7%
Selling, general and administrative expenses	61,023	14.3%	57,369	13.8%	119,213	14.7%	111,065	14.1%
Gain on sale of assets	(212)	—	(151)	—	(357)	—	(327)	—
Operating income	28,615	6.7%	24,831	6.0%	44,072	5.4%	35,999	4.6%
Interest income	2	—	67	—	3	—	68	—
Interest expense	(606)	(0.1)%	(454)	(0.1)%	(1,307)	(0.2)%	(959)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(336)	(0.1)%	125	—	(336)	—	125	—
Other	(111)	—	9	—	375	—	27	—
Income before income taxes	27,564	6.4%	24,578	5.9%	42,807	5.3%	35,260	4.5%
Income tax expense	9,847		8,796		15,249		12,589
Net income including noncontrolling interests	17,717	4.1%	15,782	3.8%	27,558	3.4%	22,671	2.9%
Less: Net income attributable to noncontrolling interests	—		2,378		—		4,201
Net income attributable to Comfort Systems USA, Inc.	$17,717		$13,404		$27,558		$18,470

We had 35 operating locations as of December 31, 2015. We completed one acquisition in the first quarter of 2016, known as “Shoffner”, that reports as a separate operating location in the Knoxville, Tennessee area. In addition, we merged four operating locations into two operating locations during the first quarter, and created two operating locations out of one existing operating location. As of June 30, 2016, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2016 to 2015, as described below, excludes five months of results for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue increased $11.0 million, or 2.6%, to $427.5 million for the second quarter of 2016 compared to the same period in 2015. The increase included a 5.2% increase related to the acquisition of Shoffner and a 2.5% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to our EAS operation ($15.7 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector. This decrease was partially offset by an increase in activity at our Northern Texas operation ($5.6 million).

Revenue increased $27.4 million, or 3.5%, to $813.5 million for the first six months of 2016 compared to the same period in 2015. The increase included a 4.6% increase related to the acquisition of Shoffner and a 1.1% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to our EAS operation ($35.1 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector.  This decrease was partially offset by increased activity at our Michigan operation ($8.6 million), our Northern Texas operation ($7.1 million) and one of our Virginia operations ($6.9 million).

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

Backlog as of June 30, 2016 was $724.3 million, a 6.8% decrease from March 31, 2016 backlog of $776.9 million, and a 1.7% increase from June 30, 2015 backlog of $712.3 million. Sequential backlog decreased due to completion of project work, primarily at our EAS operation ($21.6 million), our Colorado operation ($9.6 million), our Northern Texas operation ($9.5 million) and Shoffner ($9.3 million).  The year‑over‑year backlog increase was primarily due to the acquisition of Shoffner $47.1 million or 6.6%.  Same‑store backlog decreased 4.9% primarily due to completion of project work at our California operation ($13.0 million), our EAS operation ($11.1 million) and our Arizona operation ($10.4 million).

Gross Profit—Gross profit increased $7.4 million, or 9.0%, to $89.4 million for the second quarter of 2016 as compared to the same period in 2015. The increase included a $3.2 million, or 3.9%, increase related to the acquisition of Shoffner and a $4.1 million, or 5.1%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to the impact of increased volumes at our Northern Texas operation ($1.2 million) and broad based improvement in project execution including one of our New York operations ($1.0 million) and our California operation ($0.9 million). This was partially offset by a decrease at our EAS operation ($2.6 million) which experienced a decrease in volumes in the current quarter when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 19.7% in 2015 to 20.9% in 2016 primarily due to the factors discussed above.

Gross profit increased $16.2 million, or 11.0%, to $162.9 million for the first six months of 2016 as compared to the same period in 2015. The increase included a $5.2 million, or 3.5%, increase related to the acquisition of Shoffner and an $11.0 million, or 7.5%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to broad based improvement in project execution, including our Northern Texas operation ($2.8 million) and our California operation ($1.7 million). This was partially offset by a decrease at our EAS operation ($4.3 million) which has experienced a decrease in volumes when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 18.7% in 2015 to 20.0% in 2016 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $3.7 million, or 6.4%, to $61.0 million for the second quarter of 2016 as compared to 2015. On a same‑store basis, excluding amortization expense, SG&A increased $0.9 million, or 1.5%. This increase is primarily due to increased compensation costs (approximately $1.2 million) which are primarily related to an increase in operating results and expanded service activities at multiple locations. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A increased from 13.8% in 2015 to 14.3% in 2016 primarily due to the factors discussed above.

SG&A increased $8.1 million, or 7.3%, to $119.2 million for the first six months of 2016 as compared to 2015. On a same‑store basis, excluding amortization expense, SG&A increased $3.8 million, or 3.5%. This increase is primarily due to increased compensation costs (approximately $5.2 million) which are primarily related to an increase in operating results and expanded service activities at multiple locations. This was partially offset by a decrease in bad debt expense (approximately $1.2 million) primarily due to collections from aged receivables. Amortization expense remained relatively flat during the period. As a percentage of revenue, SG&A increased from 14.1% in 2015 to 14.7% in 2016 primarily due to the factors discussed above.

We have included same‑store SG&A, excluding amortization, because we believe it is an effective measure of comparative results of operations. However, same‑store SG&A, excluding amortization, is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly, should not be considered an alternative to SG&A as shown in our consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
SG&A	$61,023	$57,369	$119,213	$111,065
Less: SG&A from companies acquired	(2,969)	—	(4,651)	—
Less: Amortization expense	(1,571)	(1,747)	(3,133)	(3,432)
Same-store SG&A, excluding amortization expense	$56,483	$55,622	$111,429	$107,633

Interest Expense—Interest expense increased $0.2 million, or 33.5%, to $0.6 million for the second quarter of 2016 as compared to the same period in 2015. Interest expense increased $0.3 million, or 36.3%, to $1.3 million for the first six months of 2016 as compared to the same period in 2015.  The increase is due to higher net borrowings on the revolving credit facility, primarily used to fund acquisitions.

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

For the six months ended June 30, 2016 our tax expense was $15.2 million with an effective tax rate of 35.6% as compared to tax expense of $12.6 million with an effective tax rate of 35.7% for the six months ended June 30, 2015. The effective rate for 2016 is higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.9%) and non‑deductible expenses (0.8%) partially offset by the production activity deduction (2.1%), tax benefit from the adoption of a new accounting standard on stock compensation (1.6%) and a decrease in valuation allowance (1.0%). The effective rate for 2015 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.7%) and non‑deductible expenses (1.1%) partially offset by the impact of the noncontrolling interest of EAS which for tax purposes was treated as a partnership (3.0%) and the production activity deduction (1.8%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2016 will be between 35% and 38%.

Net Income Attributable to Noncontrolling Interests—There was no net income attributable to noncontrolling interests for the first six months of 2016 due to our January 1, 2016 purchase of the remaining 40% noncontrolling interest in Environmental Air Systems, LLC.

Outlook

We have seen industry conditions improve during 2015 and the first six months of 2016 compared to the previous years. Our emphasis for 2016 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue in 2016 will be similar to the levels that we experienced in 2015 and profitability in 2016 will exceed our 2015 profitability.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2016	2015

Cash provided by (used in):
Operating activities	$36,421	$50,660
Investing activities	(68,900)	(14,684)
Financing activities	14,297	(27,326)
Net increase (decrease) in cash and cash equivalents	$(18,182)	$8,650
Free cash flow:
Cash provided by operating activities	$36,421	$50,660
Purchases of property and equipment	(10,904)	(9,308)
Proceeds from sales of property and equipment	494	485
Free cash flow	$26,011	$41,837

Cash Flow

Our business does not require significant amounts of investment in long‑term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customer pays us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration together with typical retention terms generally allow us to complete the realization of revenue and earnings in cash within one year.

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

Cash provided by operating activities was $36.4 million during the first six months of 2016 compared with $50.7 million during the same period in 2015. The $14.2 million decrease is primarily due to decreases in accounts payable and accrued liabilities and billings in excess of costs which had an impact of $19.5 million and $17.1 million, respectively. These decreases are primarily due to the timing of billings and various project work. These uses of operating cash flow were partially offset by a corresponding decrease in receivables of $11.3 million primarily related to these projects and overall higher net income in the first six months of 2016 compared to the same period in 2015.

Cash Used in Investing Activities—During the first six months of 2016, cash used in investing activities was $68.9 million compared to $14.7 million during the same period in 2015. The $54.2 million increase in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $14.3 million for the first six months of 2016 compared to cash used in financing activities of $27.3 million during the same period in 2015. The $41.6 million increase in cash provided by financing activities is primarily due to net borrowings on the revolving credit facility during the first six months of $26.0 million compared to net payments during the same period in 2015 of $20.5 million.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of June 30, 2016, we have repurchased a cumulative total of 7.1 million shares at an average price of $12.40 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2016, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $28.91 per share.

Debt

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2016, we had $36.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $247.5 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self‑funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such a claim is unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of June 30, 2016 was 0.3.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2016 was 29.3.

Other Restrictions—The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of June 30, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.8 million as of June 30, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of June 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $1.0 million as of June 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments in October 2016 and 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2016, $0.4 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of June 30, 2016, $0.4 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

Off‑Balance Sheet Arrangements and Other Commitments

As is common in our industry, we have entered into certain off‑balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our most significant off‑balance sheet transactions include liabilities associated with noncancelable operating leases. We also have other off‑balance sheet obligations involving letters of credit and surety guarantees.

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

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self‑funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. The letters of credit we provide are actually issued by our lenders through the Facility as described above. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of the Facility’s capacity just the same as actual borrowings. Claims against letters of credit are rare in our industry. To date we have not had a claim made against a letter of credit that resulted in payments by a lender or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

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

Under standard terms in the surety market, sureties issue bonds on a project‑by‑project basis, and can decline to issue bonds at any time. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

As of June 30, 2016, we have $41.5 million in letter of credit commitments, of which $17.3 million will expire in 2016 and $24.2 million will expire in 2017. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2016, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 1.7% as of June 30, 2016.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other‑than‑temporarily impaired. We did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

The valuation of our contingent earn‑out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn‑out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for ensuring the effectiveness of the design and operation of our disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 7.6 million shares to be repurchased. As of June 30, 2016, we have repurchased a cumulative total of 7.1 million shares at an average price of $12.40 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2016, we repurchased 0.2 million shares for approximately $4.9 million at an average price of $28.91 per share.

During the quarter ended June 30, 2016, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
April 1 - April 30	—	$—	6,984,350	576,833
May 1 - May 31	66,185	$30.51	7,050,535	510,648
June 1 - June 30	2,094	$30.85	7,052,629	508,554
	68,279	$30.52	7,052,629	508,554

Under our 2012 Equity Plan, employees may elect to have us withhold common shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and performance restricted stock awards and the exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

Item 6.  Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 28, 2016	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 28, 2016	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 28, 2016	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer