Form 10-Q
period 2016-09-30
COMFORT SYSTEMS USA INC
filed 2016-10-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

The number of shares outstanding of the issuer’s common stock as of October 21, 2016 was 37,209,358 (excluding treasury shares of 3,914,007).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10 Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,337	$56,464
Accounts receivable, less allowance for doubtful accounts of $4,909 and $5,158, respectively	331,111	302,052
Other receivables	13,319	20,642
Inventories	9,719	7,941
Prepaid expenses and other	7,139	5,836
Costs and estimated earnings in excess of billings	36,239	31,338
Total current assets	422,864	424,273
PROPERTY AND EQUIPMENT, NET	66,490	60,813
GOODWILL	148,140	143,874
IDENTIFIABLE INTANGIBLE ASSETS, NET	44,993	41,079
DEFERRED INCOME TAX ASSETS	29,187	16,276
OTHER NONCURRENT ASSETS	6,068	5,279
Total assets	$717,742	$691,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$100	$500
Current maturities of long-term capital lease obligations	190	251
Accounts payable	106,165	106,684
Accrued compensation and benefits	60,200	54,079
Billings in excess of costs and estimated earnings	81,408	85,397
Accrued self-insurance	29,280	29,803
Other current liabilities	36,355	28,677
Total current liabilities	313,698	305,391
LONG-TERM DEBT	27,480	10,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	123	256
DEFERRED INCOME TAX LIABILITIES	1,810	1,810
OTHER LONG-TERM LIABILITIES	9,651	8,632
Total liabilities	352,762	326,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,893,129 and 3,696,781 shares, respectively	(56,079)	(46,845)
Additional paid-in capital	310,930	323,765
Retained earnings	109,718	69,390
Comfort Systems USA, Inc. stockholders’ equity	364,980	346,721
Noncontrolling interests	—	18,284
Total stockholders’ equity	364,980	365,005
Total liabilities and stockholders’ equity	$717,742	$691,594

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUE	$428,760	$410,565	$1,242,240	$1,196,679
COST OF SERVICES	335,944	323,100	986,496	962,477
Gross profit	92,816	87,465	255,744	234,202
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	61,032	57,902	180,245	168,967
GAIN ON SALE OF ASSETS	(166)	(298)	(523)	(625)
Operating income	31,950	29,861	76,022	65,860
OTHER INCOME (EXPENSE):
Interest income	3	—	6	68
Interest expense	(563)	(399)	(1,870)	(1,358)
Changes in the fair value of contingent earn-out obligations	804	—	468	125
Other	80	37	455	64
Other income (expense)	324	(362)	(941)	(1,101)
INCOME BEFORE INCOME TAXES	32,274	29,499	75,081	64,759
INCOME TAX EXPENSE	11,803	9,613	27,052	22,202
NET INCOME INCLUDING NONCONTROLLING INTERESTS	20,471	19,886	48,029	42,557
Less: Net income attributable to noncontrolling interests	—	2,213	—	6,414
NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$20,471	$17,673	$48,029	$36,143
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:

Basic	$0.55	$0.47	$1.28	$0.97

Diluted	$0.54	$0.46	$1.27	$0.96
SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,360	37,552	37,380	37,431
Diluted	37,821	38,007	37,854	37,844
DIVIDENDS PER SHARE	$0.070	$0.065	$0.205	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2014	41,123,365	$411	(3,853,586)	$(43,598)	$320,084	$29,384	$15,112	$321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)
BALANCE AT DECEMBER 31, 2015	41,123,365	411	(3,696,781)	(46,845)	323,765	69,390	18,284	365,005
Cumulative effect of change in accounting principle (unaudited)	—	—	—	—	—	(38)	—	(38)
Net income (unaudited)	—	—	—	—	—	48,029	—	48,029
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	56,999	765	(32)	—	—	733
Issuance of restricted stock & performance stock (unaudited)	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation (unaudited)	—	—	—	—	3,024	—	—	3,024
Dividends (unaudited)	—	—	—	—	—	(7,663)	—	(7,663)
Acquisition of noncontrolling interests (unaudited)	—	—	—	—	(15,521)	—	(18,284)	(33,805)
Share repurchase (unaudited)	—	—	(384,286)	(10,977)	—	—	—	(10,977)
BALANCE AT SEPTEMBER 30, 2016 (unaudited)	41,123,365	$411	(3,893,129)	$(56,079)	$310,930	$109,718	$—	$364,980

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$48,029	$42,557
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	6,227	5,601
Depreciation expense	13,444	11,785
Bad debt expense	(177)	1,132
Deferred tax expense (benefit)	(606)	(2,755)
Amortization of debt financing costs	273	238
Gain on sale of assets	(523)	(625)
Changes in the fair value of contingent earn-out obligations	(468)	(125)
Stock-based compensation	3,868	4,254
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(4,301)	(1,283)
Inventories	(298)	(218)
Prepaid expenses and other current assets	(3,648)	27
Costs and estimated earnings in excess of billings	(3,726)	(8,651)
Other noncurrent assets	(128)	(275)
Increase (decrease) in—
Accounts payable and accrued liabilities	1,628	19,986
Billings in excess of costs and estimated earnings	(10,928)	2,912
Other long-term liabilities	1,088	23
Net cash provided by operating activities	49,754	74,583
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,257)	(15,216)
Proceeds from sales of property and equipment	847	891
Cash paid for acquisitions, net of cash acquired	(58,510)	(6,158)
Net cash used in investing activities	(74,920)	(20,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	144,000	24,500
Payments on revolving line of credit	(129,000)	(53,000)
Payments on other debt	(567)	—
Payments on capital lease obligations	(194)	(277)
Debt financing costs	(789)	—
Payments of dividends to stockholders	(7,663)	(6,924)
Share repurchase	(10,977)	(4,930)
Shares received in lieu of tax withholding	(1,304)	(937)
Excess tax benefit of stock-based compensation	—	747
Proceeds from exercise of options	733	2,971
Distributions to noncontrolling interests	—	(2,897)
Payments for contingent consideration arrangements	(200)	(345)
Net cash used in financing activities	(5,961)	(41,092)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,127)	13,008
CASH AND CASH EQUIVALENTS, beginning of period	56,464	32,064
CASH AND CASH EQUIVALENTS, end of period	$25,337	$45,072

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 39% of our consolidated 2016 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 61% attributable to maintenance, repair and replacement services.

Our consolidated 2016 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$930,694	75%
Plumbing	181,824	15%
Building Automation Control Systems	68,042	5%
Other	61,680	5%
Total	$1,242,240	100%

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We currently plan to use the modified retrospective basis on the adoption date. It is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02’s transition provisions are applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. Full retrospective application is prohibited. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718)”. The standard changes certain aspects of accounting for share-based payments to employees. Specifically, the new guidance requires excess tax benefits and tax deficiencies to be recognized in the income statement instead of additional paid-in capital when the awards vest or are settled. Additionally, cash flows related to excess tax benefits will be presented as an operating activity rather than a financing activity. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period.

We elected to early adopt ASU 2016-09 in the second quarter of 2016, which required us to reflect any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of $0.1 million of excess tax benefits in our provision for income taxes rather than additional paid-in capital. We elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized.  The impact of this change in accounting policy was less than $0.1 million and was recorded as a cumulative effect adjustment to retained earnings for the increase to stock compensation expense. Amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016.

We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively, which resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing of $0.1 million for the three months ended March 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to our consolidated cash flow statement as such cash flows have historically been presented as a financing activity.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is intended to reduce diversity in practice with respect to these items.  The standard is applied using a retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2016 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	September 30,
	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$25,337	$25,337	$—	$—
Life insurance—cash surrender value	$3,737	$—	$3,737	$—
Contingent earn-out obligations	$2,794	$—	$—	$2,794

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

One of our operations has life insurance policies covering 52 employees with a combined face value of $45.1 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.7 million as of September 30, 2016 and $3.6 million as of December 31, 2015. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$450
Issuances	3,240
Settlements	(428)
Adjustments to fair value	(468)
Balance at September 30, 2016	$2,794

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

Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”), which reports as a separate operating location in the Knoxville, Tennessee area. Shoffner was included in our consolidated results of operations beginning on its acquisition date, which included revenue of $55.3 million. The preliminary acquisition date fair value of consideration transferred for this acquisition was $20.1 million, of which $14.4 million was allocated to goodwill and identifiable intangible assets. The preliminary purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for this acquisition pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current year were not material, individually or in the aggregate.

Other Acquisitions

We funded cash of $0.8 million in the first quarter of 2016 for an acquisition completed in the fourth quarter of 2015. We also completed one acquisition in the third quarter of 2015 and two acquisitions in the first quarter of 2015. These acquisitions were not material and were “tucked-in” with existing operations. The total purchase price for the “tucked-in” acquisitions, including earn-outs, was $7.1 million for the nine months ended September 30, 2015.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Balance at beginning of year	$143,874	$140,341
Additions (See Note 4)	4,266	3,533
Balance at end of period	$148,140	$143,874

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Revolving credit facility	$25,000	$10,000
Notes to former owners	2,250	1,000
Other debt	330	—
Capital lease obligations	313	507
Total debt	27,893	11,507
Less—current portion	(290)	(751)
Total long-term portion of debt	$27,603	$10,756

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2016, we had $25.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $258.5 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 1.8% as of September 30, 2016.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of September 30, 2016 was 0.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2016 was 33.5.

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

We were in compliance with all of our financial covenants as of September 30, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.3 million as of September 30, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of September 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $0.5 million as of September 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2016, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of September 30, 2016, $0.3 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016.  There were no anti-dilutive stock options for the three and nine months ended September 30, 2015.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Common shares outstanding, end of period	37,230	37,486	37,230	37,486
Effect of using weighted average common shares outstanding	130	66	150	(55)
Shares used in computing earnings per share—basic	37,360	37,552	37,380	37,431
Effect of shares issuable under stock option plans based on the treasury stock method	319	277	331	266
Effect of contingently issuable restricted shares	142	178	143	147
Shares used in computing earnings per share—diluted	37,821	38,007	37,854	37,844

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares.  Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $12.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2016, we repurchased 0.4 million shares for approximately $11.0 million at an average price of $28.56 per share.

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

Nature and Economics of Our Business

Approximately 81% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre‑established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of September 30, 2016 we had 4,518 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $463,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of September 30, 2016, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,092	$448.6
$1 million - $5 million	336	763.0
$5 million - $10 million	59	400.9
$10 million - $15 million	20	249.3
Greater than $15 million	11	228.1
Total	4,518	$2,089.9

In addition to project work, approximately 19% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are usually based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically cover periods ranging from one to three years with thirty‑ to sixty‑day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined over the four year period from 2009 to 2012, with 2013 and 2014 activity levels relatively stable at the low levels of the preceding years followed by an increase in activity in 2015. While we expect that activity levels and the underlying environment for nonresidential construction activity will remain below prior peaks, we have seen industry conditions in the first nine months of 2016 continue at the improved levels we saw in 2015.

As a result of our continued strong emphasis on cash flow, at September 30, 2016 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last seventeen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to changing conditions. We will continue our efforts to expand and improve our service business, to find the more active sectors in our markets, and to increase our regional and national account business. Our primary emphasis for the remainder of 2016 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions have improved, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in service growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue	$428,760	100.0%	$410,565	100.0%	$1,242,240	100.0%	$1,196,679	100.0%
Cost of services	335,944	78.4%	323,100	78.7%	986,496	79.4%	962,477	80.4%
Gross profit	92,816	21.6%	87,465	21.3%	255,744	20.6%	234,202	19.6%
Selling, general and administrative expenses	61,032	14.2%	57,902	14.1%	180,245	14.5%	168,967	14.1%
Gain on sale of assets	(166)	—	(298)	(0.1)%	(523)	—	(625)	(0.1)%
Operating income	31,950	7.5%	29,861	7.3%	76,022	6.1%	65,860	5.5%
Interest income	3	—	—	—	6	—	68	—
Interest expense	(563)	(0.1)%	(399)	(0.1)%	(1,870)	(0.2)%	(1,358)	(0.1)%
Changes in the fair value of contingent earn-out obligations	804	0.2%	—	—	468	—	125	—
Other	80	—	37	—	455	—	64	—
Income before income taxes	32,274	7.5%	29,499	7.2%	75,081	6.0%	64,759	5.4%
Income tax expense	11,803		9,613		27,052		22,202
Net income including noncontrolling interests	20,471	4.8%	19,886	4.8%	48,029	3.9%	42,557	3.6%
Less: Net income attributable to noncontrolling interests	—		2,213		—		6,414
Net income attributable to Comfort Systems USA, Inc.	$20,471		$17,673		$48,029		$36,143

We had 35 operating locations as of December 31, 2015. We completed one acquisition in the first quarter of 2016, known as “Shoffner”, that reports as a separate operating location in the Knoxville, Tennessee area. In addition, we merged four operating locations into two operating locations during the first quarter, and created two operating locations out of one existing operating location. As of September 30, 2016, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2016 to 2015, as described below, excludes eight months of results for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data.

An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue increased $18.2 million, or 4.4%, to $428.8 million for the third quarter of 2016 compared to the same period in 2015. The increase included a 4.7% increase related to the acquisition of Shoffner partially offset by a 0.3% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to our EAS operation ($9.6 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector. This decrease was partially offset by an increase in activity at our Michigan operation ($5.6 million).

Revenue increased $45.6 million, or 3.8%, to $1,242.2 million for the first nine months of 2016 compared to the same period in 2015. The increase included a 4.6% increase related to the acquisition of Shoffner and a 0.8% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to our EAS operation ($42.6 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector.  This decrease was partially offset by increased activity at our Michigan operation ($14.2 million) and our Northern Texas operation ($11.8 million).

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

Backlog as of September 30, 2016 was $719.3 million, a 0.7% decrease from June 30, 2016 backlog of $724.3 million, and a 7.9% increase from September 30, 2015 backlog of $666.3 million. Sequential backlog decreased due to completion of project work, primarily at our EAS operation ($16.6 million), which was partially offset by an increase at our Arkansas operation ($10.3 million).  The year‑over‑year backlog increase was primarily due to the acquisition of Shoffner ($42.8 million or 6.4%).  Same‑store backlog increased 1.5% primarily due to increased project bookings at our New Hampshire operation ($11.9 million).

Gross Profit—Gross profit increased $5.4 million, or 6.1%, to $92.8 million for the third quarter of 2016 as compared to the same period in 2015. The increase included a $4.1 million, or 4.7%, increase related to the acquisition of Shoffner and the remainder of the increase was from same‑store sales. The same‑store increase in gross profit was primarily due to the improvement in project execution at our Colorado operation ($1.5 million) and one of our New York operations ($1.4 million) and increased volumes at our Wisconsin operation ($1.3 million). This was partially offset by a decrease at our EAS operation ($2.2 million), which experienced a decrease in volumes in the current quarter when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 21.3% in 2015 to 21.6% in 2016 primarily due to the factors discussed above.

Gross profit increased $21.5 million, or 9.2%, to $255.7 million for the first nine months of 2016 as compared to the same period in 2015. The increase included a $9.3 million, or 4.0%, increase related to the acquisition of Shoffner and a $12.2 million, or 5.2%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to broad based improvement in project execution, including our Colorado operation ($2.7 million) and one of our New York operations ($2.6 million).  Additionally, gross profit was higher due to increased volumes at our Northern Texas operation ($2.9 million), our Alabama operation ($2.8 million) and our Michigan operation ($2.7 million). This was partially offset by a decrease at our EAS operation ($6.6 million), which has experienced a decrease in volumes when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 19.6% in 2015 to 20.6% in 2016 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $3.1 million, or 5.4%, to $61.0 million for the third quarter of 2016 as compared to 2015. On a same‑store basis, excluding amortization expense, SG&A increased $0.6 million, or 1.1%. This increase is primarily due to increased compensation costs (approximately $0.3 million), which are primarily related to an increase in operating results and expanded service activities at multiple locations. Amortization expense decreased slightly during the period. As a percentage of revenue, SG&A increased from 14.1% in 2015 to 14.2% in 2016 primarily due to the factors discussed above.

SG&A increased $11.3 million, or 6.7%, to $180.2 million for the first nine months of 2016 as compared to 2015. On a same‑store basis, excluding amortization expense, SG&A increased $4.4 million, or 2.7%. This increase is due to increased compensation costs (approximately $5.0 million), which are primarily related to an increase in operating results and expanded service activities at multiple locations. This was offset by a decrease in bad debt expense (approximately $1.3 million) primarily due to collections of aged receivables. Amortization expense decreased slightly during the period. As a percentage of revenue, SG&A increased from 14.1% in 2015 to 14.5% in 2016 primarily due to the factors discussed above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
SG&A	$61,032	$57,902	$180,245	$168,967
Less: SG&A from companies acquired	(2,707)	—	(7,358)	—
Less: Amortization expense	(1,515)	(1,731)	(4,649)	(5,163)
Same-store SG&A, excluding amortization expense	$56,810	$56,171	$168,238	$163,804

Interest Expense—Interest expense increased $0.2 million, or 41.1%, to $0.6 million for the third quarter of 2016 as compared to the same period in 2015. Interest expense increased $0.5 million, or 37.7%, to $1.9 million for the first nine months of 2016 as compared to the same period in 2015.  The increase is due to higher net borrowings on the revolving credit facility, primarily used to fund acquisitions.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. There was a gain of $0.8 million from changes in the fair value of contingent earn‑out obligations for the third quarter of 2016.  Based on updated measurements of estimated future cash flows for our contingent obligations in the third quarter of 2016, we reduced our obligation related to the EAS acquisition resulting in the current quarter gain.  There were no changes in the fair value of contingent earn-out obligations for the third quarter of 2015.

Income from changes in the fair value of contingent earn‑out obligations for the first nine months of 2016 increased $0.3 million as compared to the same period in 2015. Based on updated measurements of estimated future cash flows for our contingent obligations, we reduced our obligation related to the EAS acquisition resulting in a gain of $0.8 million.  This was partially offset by increases in expense from increases in the fair value of contingent earn-out obligations related to various acquisitions.

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

For the nine months ended September 30, 2016 our tax expense was $27.1 million with an effective tax rate of 36.0% as compared to tax expense of $22.2 million with an effective tax rate of 34.3% for the same period in 2015. The effective rate for 2016 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.6%) and non‑deductible expenses (0.8%) partially offset by the production activity deduction (1.8%) and a decrease in valuation allowance (0.4%). The effective rate for 2015 was lower than the federal statutory rate of 35.0% primarily due to the impact of the noncontrolling interest of EAS which for tax purposes was treated as a partnership (3.5%), and the production activity deduction (1.9%) partially offset by state income taxes (3.5%) and non‑deductible expenses (0.9%). Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for 2016 will be between 35% and 38%.

Net Income Attributable to Noncontrolling Interests—There was no net income attributable to noncontrolling interests for the first nine months of 2016 due to our January 1, 2016 purchase of the remaining 40% noncontrolling interest in Environmental Air Systems, LLC.

Outlook

We have seen industry conditions improve during 2015 and the first nine months of 2016 compared to the previous years. Our emphasis for the remainder of 2016 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, our recent acquisition and in light of economic conditions for our industry, we expect that revenue in 2016 will be higher than in 2015. We also expect that our profitability in 2016 will exceed our 2015 profitability, and we believe that the improved activity levels will continue in 2017.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Cash provided by (used in):
Operating activities	$49,754	$74,583
Investing activities	(74,920)	(20,483)
Financing activities	(5,961)	(41,092)
Net increase (decrease) in cash and cash equivalents	$(31,127)	$13,008
Free cash flow:
Cash provided by operating activities	$49,754	$74,583
Purchases of property and equipment	(17,257)	(15,216)
Proceeds from sales of property and equipment	847	891
Free cash flow	$33,344	$60,258

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

Cash provided by operating activities was $49.8 million during the first nine months of 2016 compared with $74.6 million during the same period in 2015. The $24.8 million decrease is primarily due to decreases in billings in excess of costs of $13.8 million, primarily due to the timing of billings and various project work, and accounts payable and accrued liabilities which had an impact of $18.4 million. The decreases in cash provided by accounts payable and accrued liabilities was primarily due to a large benefit in the prior year that did not repeat related to the timing of payments and compensation accruals. These uses of operating cash flow were partially offset by the change in costs and estimated earnings in excess of billings of $4.9 million primarily related to project work timing and overall higher net income in the first nine months of 2016 compared to the same period in 2015.

Cash Used in Investing Activities—During the first nine months of 2016, cash used in investing activities was $74.9 million compared to $20.5 million during the same period in 2015. The $54.4 million increase in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Used in Financing Activities—Cash used in financing activities was $6.0 million for the first nine months of 2016 compared to $41.1 million during the same period in 2015. The $35.1 million decrease in cash used in financing activities is primarily due to net borrowings on the revolving credit facility during the first nine months of 2016 of $15.0 million compared to net payments during the same period in 2015 of $28.5 million. Additionally, we repurchased $6.0 million of incremental shares in the first nine months of 2016.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares.  Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $12.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2016, we repurchased 0.4 million shares for approximately $11.0 million at an average price of $28.56 per share.

Debt

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2016, we had $25.0 million of outstanding borrowings, $41.5 million in letters of credit outstanding and $258.5 million of credit available.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of September 30, 2016 was 0.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2016 was 33.5.

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

We were in compliance with all of our financial covenants as of September 30, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.3 million as of September 30, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of September 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $0.5 million as of September 30, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2016, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of September 30, 2016, $0.3 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

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

Contractual Obligations

As of September 30, 2016, we have $41.5 million in letter of credit commitments, of which $17.3 million will expire in 2016 and $24.2 million will expire in 2017. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2016, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 1.8% as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares.  Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $12.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2016, we repurchased 0.4 million shares for approximately $11.0 million at an average price of $28.56 per share.

During the quarter ended September 30, 2016, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
July 1 - July 31	3,000	$30.92	7,055,629	505,554
August 1 - August 31	133,364	$29.03	7,188,993	923,500
September 1 - September 30	77,614	$26.92	7,266,607	845,886
	213,978	$28.29	7,266,607	845,886

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

Comfort Systems USA, Inc.

October 27, 2016	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 27, 2016	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 27, 2016	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer