Form 10-K
period 2016-12-31
COMFORT SYSTEMS USA INC
filed 2017-02-23
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

Commission file number: 1‑13011

Comfort Systems USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76‑0526487 (I.R.S. Employer Identification No.)

675 Bering Drive

Suite 400

Houston, Texas 77057

(713) 830‑9600

(Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant at June 30, 2016 was approximately $1.19 billion, based on the $32.57 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016.

As of February 16, 2017, 37,209,114 shares of the registrant’s common stock were outstanding (excluding treasury shares of 3,914,251).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2016.

FORWARD‑LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10‑K may constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward‑looking statements, which are generally not historic in nature. These forward‑looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the “Company”) concerning future developments and their effect on the Company. While the Company’s management believes that these forward‑looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward‑looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Known material factors that could cause the Company’s actual results to differ from those in the forward‑looking statements are those described in Part I, “Item 1A. Risk Factors.”

Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward‑looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I

The terms “Comfort Systems,” “we,” “us,” or “the Company” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.  Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off‑site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout our 35 operating units in 84 cities and 91 locations throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Approximately 99% of our consolidated 2016 revenue was derived from commercial, industrial and institutional customers and multi‑family residential projects. Approximately 40% of our revenue was attributable to installation services in newly constructed facilities and 60% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2016 revenue was derived from the following service activities, substantially all of which are in the mechanical services industry, the single industry segment we serve:

Percentage of
Service Activity	Revenue
HVAC	75%
Plumbing	15%
Building Automation Control Systems	6%
Other	4%
Total	100%

Our Internet address is http://www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also includes our code of ethics, titled “Corporate Compliance Policy: Standards and Procedures Regarding Business Practices,” together with other governance materials including our corporate governance standards and our Board committee charters. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

Industry Overview

We believe that the commercial, industrial, and institutional mechanical contracting generates annual revenue in the United States of approximately $100 billion. Mechanical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. In many instances, replacing an aging building’s existing systems with modern, energy‑efficient systems significantly reduces a building’s operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities often have poor air quality as well as inadequate air conditioning, and older HVAC systems result in significantly higher energy costs than do modern systems.

Many factors positively affect mechanical services industry growth, particularly (i) population growth, which increases the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and equipment, (iii) increasing sophistication, complexity and efficiency of mechanical systems, and (iv) growing emphasis on environmental and energy efficiency.

Our industry can be broadly divided into two categories:

•	construction of and installation in new buildings, which provided approximately 40% of our revenue in 2016, and
•	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 60% of our 2016 revenue.

Construction, Installation, Expansion and Renovation Services— Construction, installation, expansion and renovation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial HVAC company is responsible for designing, engineering and installing a cost‑effective, energy‑efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in “design and build” projects generally have specially trained HVAC engineers, CAD/CAM design systems and in‑house prefabrication capabilities. These companies use a consultative approach with customers and tend to develop long‑term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third‑party architect or consulting engineer designs the HVAC systems and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete than “design and build” projects because the system design and installation process generally are not integrated, thus resulting in more frequent adjustments to the technical specifications of the project and corresponding changes in work requirements and schedules. Furthermore, in “plan and spec” projects, the contracting company is not responsible for project design and other parties must also approve any changes, which increases overall project time and cost.

Maintenance, Repair and Replacement Services—These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of HVAC and related systems, and the demand for more efficient and sophisticated systems and building automation controls have fueled growth in these services. The increasing complexity of these systems leads many commercial, industrial and institutional building owners and property managers to outsource maintenance and repair, often through service agreements with service providers. State‑of‑the‑art control and monitoring systems feature electronic sensors and microprocessors. These systems require specialized training to install, maintain and repair. Increasingly, mechanical systems in commercial, industrial and institutional buildings are being remotely monitored to improve energy efficiency and expedite problem diagnosis and correction, which can allow us to provide maintenance and repair services at a lower cost.

Strategy

We focus on strengthening operating competencies and on increasing profit margins. The key objectives of our strategy are to generate growth in our operations, improve the productivity of our workforce and to acquire complementing businesses. In order to accomplish our objectives we are currently focused on the following elements:

Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and maximizing the productivity of our increasingly valuable skilled labor force. The six core competencies are: (i) customer cultivation and rapport, (ii) design and build expertise, (iii) effective pre-construction processes, (iv) job and cost tracking, (v) safety, and (vi) service excellence.

Achieve Operating Efficiencies—We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting “best practices” operating programs, and focusing on job management to deliver services in a cost‑effective and efficient manner. We emphasize improving the “job loop” at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently, then promptly assessing project experience for applicability to current and future projects. We also use our combined spend to gain purchasing advantages on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. We have increased our already substantial investments in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders.

Focus on Commercial, Industrial and Institutional Markets—We primarily focus on the commercial, industrial and institutional markets, including construction, maintenance, repair and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long‑term relationships with building owners, property managers, general contractors and architects. Approximately 99% of our consolidated 2016 revenue was derived from commercial, industrial and institutional customers and large multi‑family residential projects.

Leveraging Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain fabrication activities into centralized locations in order to increase asset utilization. We opportunistically allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers’ needs and share expertise. We believe we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding and financing activities across our operations.

Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2016 by end‑use sector was as follows:

Industrial and Distribution	23%
Education	19%
Office Buildings	12%
Healthcare	12%
Government	10%
Retail and Restaurants	7%
Multi-Family	7%
Lodging and Entertainment	5%
Religious and Not for Profit	2%
Residential	1%
Other	2%
Total	100%

Approximately 82% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2016, we had 3,830 projects in process with an aggregate contract value of approximately $1,975.0 million. Our average project takes six to nine months to complete, with an average contract price of approximately $516,000. This average project size, when taken together with the approximately 18% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2016, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	3,415	$422.9
$1 million - $5 million	328	744.4
$5 million - $10 million	59	397.4
$10 million - $15 million	19	235.9
Greater than $15 million	9	174.4
Total	3,830	$1,975.0

Strategic Service Initiative.  Five years ago, we began making substantial incremental investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating existing and new managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts have provided a compelling customer value offering that stimulates growth in all aspects of our businesses.

Seek Growth through Acquisitions—We believe that we can increase our cash flow and operating income by continuing to opportunistically enter new markets or service lines through acquisition. We have dedicated a significant portion of our cash flow on an ongoing basis to seeking opportunities to acquire businesses that have strong assembled workforces, attractive market positions and capabilities and other attractive operational, management, growth and geographic characteristics.

Operations and Services Provided

We provide a wide range of construction, renovation, expansion, maintenance, repair and replacement services for mechanical and related systems in commercial, industrial and institutional properties. Our local management teams maintain responsibility for day‑to‑day operating decisions. Local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and corporate initiatives. In addition to senior management, local personnel generally include design engineers, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies. We also combine certain back office and administrative functions at various locations.

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 40% of our consolidated 2016 revenue, involves the design, engineering, integration, installation and start‑up of mechanical and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Finally, we install the system at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $516,000. We also perform larger project work, with 415 contracts in progress at December 31, 2016 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2016 had a contract price of $26.2 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, repair and replacement services in existing buildings comprised approximately 60% of our consolidated 2016 revenue and include the maintenance, repair, replacement, renovation, expansion, reconfiguration and monitoring of mechanical systems including HVAC systems and industrial process piping. Approximately 42% of our consolidated 2016 revenue was derived from renovation, expansion, replacement and reconfiguration of existing systems for commercial, industrial and institutional customers. Renovation, expansion, replacement and reconfiguration services are typically performed on a project basis and frequently use consultative expertise similar to that provided in the “design and build” installation market.

Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers.

Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty‑ to sixty‑day cancellation notice periods. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems.

Sources of Supply

The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. We estimate that direct purchase of commodities and finished products comprises between 10% and 15% of our average project cost. We have procedures to reduce commodity cost exposure such as; purchasing commodities early for particular projects, as well as frequently using time or market based escalation and escape provisions in bids and contracts.

Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, McQuay, Trane and York. The major suppliers of building automation control systems are Schneider, Honeywell, Johnson Controls, Siemens, Trane, York, Automated Logic, Delta, DisTech, Rockwell and Novar. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

Cyclicality and Seasonality

Historically, the construction industry has been highly cyclical. As a result, our volume of business, particularly in new construction projects and renovation, may be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States during periods of economic weakness.

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

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2016 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long‑term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long‑term relationships with our customers by providing superior, high‑quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi‑location service opportunities, we maintain a national sales force in our national accounts group.

Employees

As of December 31, 2016, we had approximately 7,700 employees. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Recruiting, Training and Safety

Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We provide numerous training programs for management, sales and leadership, as well as on‑the‑job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our company.

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.88 during 2016. This level was 6% better than the most recently published OSHA rate for our industry.

Insurance and Litigation

The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injuries. We retain the risk for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self‑insure the great majority of these risks. Losses up to such per‑incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations.

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

Competition

The HVAC industry is highly competitive and consists of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial and institutional markets are based on (i) competitive price, (ii) relationships, (iii) quality, timeliness and reliability, (iv) tenure, financial strength and access to bonding, (v) range of capabilities, and (vi) scale of operation. To improve our competitive position, we focus on both the consultative “design and build” installation market and the maintenance, repair and replacement market in order to develop and strengthen customer relationships. In addition, we believe our ability to provide multi‑location coverage and a broad range of services gives us a strategic advantage over smaller competitors who may have more limited resources and capabilities.

We believe that we are larger than most of our competitors, which are generally small, owner‑operated companies in a specific area. However, there are divisions of larger contracting companies, utilities and HVAC equipment manufacturers that provide HVAC services in some of the same service lines and geographic areas we serve. Some of these competitors and potential competitors have greater financial resources than we do to finance development opportunities and support their operations. We believe our smaller competitors generally compete with us based on price and their long‑term relationships with local customers. Our larger competitors compete with us on those factors but may also provide attractive financing and comprehensive service and product packages.

Vehicles

We operate a fleet of various owned or leased service trucks, vans and support vehicles. We believe these vehicles generally are well maintained and sufficient for our current operations.

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and HVAC codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, (iv) special bidding and procurement requirements on government projects, (v) wage and hour regulations, and (vi) regulations relating to worker safety and protection of the environment. For example, our operations are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws directed towards protection of employees. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

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

Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of ozone‑depleting refrigerants generally classified as chlorofluorocarbons (CFCs) or hydrochlorofluorocarbons (HCFCs). Clean Air Act regulations promulgated by the United States Environmental Protection Agency (USEPA) require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of ozone‑depleting substances such as CFCs and HCFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. Some replacement refrigerants, already in use, and classified as hydrofluorocarbons (HFCs) are not ozone‑depleting substances. HFCs are considered by USEPA to have high global warming potential. USEPA may at some point require the phase‑out of HFCs and expand existing technician certification requirements to cover the handling of HFCs. We do not believe the existing regulations governing technician certification requirements for the handling of ozone‑depleting substances or possible future regulations applicable to HFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and such regulations may encourage or require our customers to update their HVAC systems.

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

Many of the markets we do work in are currently experiencing an economic downturn or might in the future experience an economic downturn that may materially and adversely affect our business because our business is dependent on levels of construction activity.

The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project’s lifecycle. We experience the results of economic trends well after an economic cycle begins, and therefore will continue to experience the results of an economic recession well after conditions in the general economy have improved.

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

Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, the bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

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

The markets we serve are highly fragmented and competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in‑house service providers, because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation is also expected to intensify competition in our industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

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

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

•	the assumption of material liabilities (including for environmental‑related costs);
•	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
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

We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day‑to‑day operations and providing services to certain customers. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber‑attacks that interfere with their functionality or the confidentiality of our information or our customers’ data. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.

Third parties contribute significantly to our completion of many projects.

We hire third‑party subcontractors to perform work and depend on third‑party suppliers to provide equipment and materials necessary to complete our projects. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution and profitability could be harmed.

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

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and are likely to continue to be, from time to time a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed as well as claims for increased costs we incur. When appropriate, we establish provisions against possible exposures, and we adjust these provisions from time to time according to ongoing exposure. If our assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

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

Our use of the percentage‑of‑completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

A material portion of our revenue is recognized using the percentage‑of‑completion method of accounting, which results in our recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer‑induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage‑of‑completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long‑term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

We are a decentralized company and place significant decision making powers with our subsidiaries’ management, which presents certain risks.

We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business than we would under a more centralized structure or that we would be slower to identify a misalignment between a subsidiary’s and the Company’s overall business strategy. Further, if a subsidiary location fails to follow the Company’s compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.

Our insurance policies against many potential liabilities require high deductibles, and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self‑insured for substantially all of our typical claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers’ compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

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

Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or

(4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in short‑term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfactions and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

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

Misconduct, fraud, non‑compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

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

Our 91 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts; additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone‑depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather‑related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.

If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or over‑burdensome, and we may be unable to increase revenue growth.

The growth that we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced in the past severe constriction in the markets in which we operate and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in our incurring costs that affect our profitability. If our business resources become strained or over‑burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

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

Legislation, nationwide protocols, regulation or other restrictions related to climate change could negatively impact our operations or our customers’ operations. Such legislation or restrictions could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, which could in turn have an adverse effect on our financial condition and results of operations.

Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man‑made disasters, as well as terrorist actions, could negatively impact us. We typically negotiate contract language where we are allowed certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity.

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

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Report on Form 10‑K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) quarterly fluctuations in our operating results; (iv) changes in securities analysts’ estimates of our financial performance or that of our competitors or companies in our industry generally; (v) general conditions in our customers’ industries; (vi) general conditions in the securities markets; (vii) our announcements of significant contracts, milestones, acquisitions; (viii) our relationship with other companies; (ix) our investors’ view of the sectors and markets in which we operate; and (x) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

We are required to assess and report on our internal controls each year. Findings of inadequate internal controls could reduce investor confidence in the reliability of our financial information.

As directed by the Sarbanes‑Oxley Act, the SEC adopted rules generally requiring public companies, including us, to include in their annual reports on Form 10‑K a report of management that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and records of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

We may discover in the future that we have deficiencies in the design and operation of our internal controls. If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness”, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline. In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

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

Increases and uncertainty in our health insurance costs could adversely impact our results of operations and cash flows.

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. It is possible that following the inauguration of President Trump on January 20, 2017, legislation will be introduced and passed by the Republican-controlled Congress repealing the Affordable Care Act in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration.  Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our financial position or results of operations.

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

Our charter contains certain anti‑takeover provisions that may inhibit or delay a change in control.

Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the board of directors may determine. The issuance of this “blank‑check” preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of December 31, 2016, we owned four properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

Brian Lane, age 59, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry.

William George, age 52, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly‑traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

Julie S. Shaeff, age 51, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning‑Ferris Industries, Inc., a publicly‑traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

Trent T. McKenna, age 44, has served as our Senior Vice President, General Counsel and Secretary since August 2013, was our Vice President, General Counsel and Secretary from May 2005 to August 2013, and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

			Cash
			Dividends
	High	Low	Declared
Fourth Quarter, 2016	$34.70	$27.21	$0.070
Third Quarter, 2016	$33.48	$26.26	$0.070
Second Quarter, 2016	$33.59	$29.49	$0.070
First Quarter, 2016	$32.27	$24.67	$0.065
Fourth Quarter, 2015	$33.71	$27.47	$0.065
Third Quarter, 2015	$30.12	$22.98	$0.065
Second Quarter, 2015	$23.90	$20.11	$0.060
First Quarter, 2015	$21.18	$15.87	$0.060

As of February 16, 2017 there were approximately 263 stockholders of record of our Common Stock, and the last reported sale price on that date was $34.05 per share.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Comfort Systems USA, Inc., the S&P 500 Index, and the Russell 2000 Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

Copyright© 2017 Russell Investment Group. All rights reserved.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $13.02 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2016, we repurchased 0.5 million shares for approximately $13.1 million at an average price of $28.44 per share.

During the year ended December 31, 2016, we purchased our common shares in the following amounts at the following weighted‑average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
January 1 - January 31	102,029	$27.84	6,984,350	576,833
February 1 - February 29	—	$—	6,984,350	576,833
March 1 - March 31	—	$—	6,984,350	576,833
April 1 - April 30	—	$—	6,984,350	576,833
May 1 - May 31	66,185	$30.51	7,050,535	510,648
June 1 - June 30	2,094	$30.85	7,052,629	508,554
July 1 - July 31	3,000	$30.92	7,055,629	505,554
August 1 - August 31	133,364	$29.03	7,188,993	923,500
September 1 - September 30	77,614	$26.92	7,266,607	845,886
October 1 - October 31	55,878	$27.62	7,322,485	790,008
November 1 - November 30	20,006	$28.38	7,342,491	770,002
December 1 - December 31	—	$—	7,342,491	770,002
	460,170	$28.44	7,342,491	770,002

ITEM 6.  Selected Financial Data

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,634,340	$1,580,519	$1,410,795	$1,357,272	$1,331,185
Operating income (a)	$101,569	$90,044	$42,222	$46,258	$22,303
Income from continuing operations	$64,896	$57,440	$28,614	$28,632	$11,494
Income (loss) from discontinued operations, net of tax	$—	$—	$(15)	$(76)	$355
Net income including noncontrolling interests	$64,896	$57,440	$28,599	$28,556	$11,849
Net income attributable to Comfort Systems USA, Inc.	$64,896	$49,364	$23,063	$27,269	$13,463
Income per share attributable to Comfort Systems USA, Inc.:
Basic—
Income from continuing operations	$1.74	$1.32	$0.61	$0.73	$0.35
Income (loss) from discontinued operations	—	—	—	—	0.01
Net income	$1.74	$1.32	$0.61	$0.73	$0.36
Diluted—
Income from continuing operations	$1.72	$1.30	$0.61	$0.73	$0.35
Income (loss) from discontinued operations	—	—	—	—	0.01
Net income	$1.72	$1.30	$0.61	$0.73	$0.36
Cash dividends per share	$0.275	$0.250	$0.225	$0.210	$0.200
BALANCE SHEET DATA:
Working capital	$98,276	$118,882	$111,433	$109,618	$84,349
Total assets	$708,903	$691,594	$655,942	$592,789	$573,461
Total debt	$2,811	$11,507	$40,346	$2,000	$7,400
Total stockholders’ equity	$376,633	$365,005	$321,393	$314,022	$287,306
Total Comfort Systems USA, Inc. stockholders’ equity	$376,633	$346,721	$306,281	$295,834	$270,405

(a)	Included in operating income is a goodwill impairment charge of $0.7 million for 2014. There were no goodwill impairment charges for 2016, 2015, 2013 or 2012.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10‑K. Also see “Forward‑Looking Statements” discussion.

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

When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on‑time performance, post‑project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical installation and service provider.

After a customer accepts our bid, we generally enter into a contract with the customer that specifies what we will deliver on the project, what our related responsibilities are, and how much and when we will be paid. Our overall price for the project is typically set at a fixed amount in the contract, although changes in project specifications or work conditions that result in unexpected additional work are usually subject to additional payment from the customer via what are commonly known as change orders. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost‑plus or a time and materials basis, under which we are paid our costs incurred plus an agreed‑upon profit margin, and such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed‑price contract margins because there is less risk of unrecoverable cost overruns in cost‑plus or time and materials work.

As of December 31, 2016, we had 3,830 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $516,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $1,552.1 million of aggregate contract value as of December 31, 2016, or approximately 80%, out of a total contract value for all projects in progress of $1,975.0 million. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2016, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	3,415	$422.9
$1 million - $5 million	328	744.4
$5 million - $10 million	59	397.4
$10 million - $15 million	19	235.9
Greater than $15 million	9	174.4
Total	3,830	$1,975.0

In addition to project work, approximately 18% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty‑ to sixty‑day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During 2015 and 2016, there was an increase in overall activity levels and we currently expect that activity will continue at these improved levels during 2017.

As a result of our continued strong emphasis on cash flow, at December 31, 2016 we had no indebtedness under our revolving credit facility, with positive uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last eighteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue our efforts to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2017 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in 2017, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

Critical Accounting Policies

Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this annual report on Form 10‑K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, the recording of our self‑insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10‑K.

Percentage of Completion Method of Accounting

Approximately 82% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2016. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. In limited circumstances, when significant pre‑contract costs are incurred, they are deferred if the costs can be directly associated with a specific contract and if their recoverability from the contract is probable. Upon receiving the contract, these costs are included in contract costs. Deferred costs associated with unsuccessful contract bids are written off in the period that we are informed that we will not be awarded the contract.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2016.

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

Accounting for Self‑Insurance Liabilities

We are substantially self‑insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per‑incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer‑developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third party actuary quarterly.

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

Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. We have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition‑date fair value and the ultimate settlement of the obligations being recognized in income from operations.

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

When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market‑based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, then we perform the first step of a two‑step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit.

We estimate the fair value of the reporting unit based on a market approach and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long‑term growth rates and the determination of terminal values. The market approach utilized market multiples of invested capital from comparable publicly traded companies (“public company approach”). The market multiples from invested capital include revenue, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Results of Operations (in thousands):

	Year Ended December 31,
	2016		2015		2014
Revenue	$1,634,340	100.0%	$1,580,519	100.0%	$1,410,795	100.0%
Cost of services	1,290,331	79.0%	1,262,390	79.9%	1,161,024	82.3%
Gross profit	344,009	21.0%	318,129	20.1%	249,771	17.7%
Selling, general and administrative expenses	243,201	14.9%	228,965	14.5%	207,652	14.7%
Goodwill impairment	—	—	—	—	727	0.1%
Gain on sale of assets	(761)	—	(880)	(0.1)%	(830)	(0.1)%
Operating income	101,569	6.2%	90,044	5.7%	42,222	3.0%
Interest income	9	—	72	—	18	—
Interest expense	(2,345)	(0.1)%	(1,753)	(0.1)%	(1,858)	(0.1)%
Changes in the fair value of contingent earn-out obligations	731	—	225	—	(245)	—
Other	1,097	0.1%	76	—	91	—
Income before income taxes	101,061	6.2%	88,664	5.6%	40,228	2.9%
Income tax expense	36,165		31,224		11,614
Income from continuing operations	64,896	4.0%	57,440	3.6%	28,614	2.0%
Loss from discontinued operations, net of tax	—		—		(15)
Net income including noncontrolling interests	64,896	4.0%	57,440	3.6%	28,599	2.0%
Less: Net income attributable to noncontrolling interests	—		8,076		5,536
Net income attributable to Comfort Systems USA, Inc.	$64,896		$49,364		$23,063

2016 Compared to 2015

We had 35 operating locations as of December 31, 2015. During 2016, we completed one acquisition in the first quarter of 2016, known as “Shoffner”, that reports as a separate operating location in the Knoxville, Tennessee area. In addition, we merged four operating locations into two operating locations during the first quarter, and created two operating locations out of one existing operating location. As of December 31, 2016, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2016 to 2015, as described below, excludes eleven months of results for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue increased $53.8 million, or 3.4% to $1,634.3 million in 2016 compared to 2015. The increase included a 4.6% increase related to the acquisition of Shoffner, which was partially offset by a 1.1% decrease in revenue related to same‑store activity. The same‑store revenue decrease was primarily due to our Environmental Air Systems, LLC (“EAS”) operation ($48.0 million), which experienced decreased large project work compared to the prior year, specifically in the manufacturing sector.  This decrease was partially offset by increased activity at our Michigan operation ($16.8 million) and our Northern Texas operation ($13.1 million).

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

Backlog as of December 31, 2016 was $763.4 million, a 6.1% increase from September 30, 2016 backlog of $719.3 million and a 7.3% increase from December 31, 2015 backlog of $711.6 million. Sequential backlog increased primarily due to increased project bookings at our Colorado operation ($15.9 million), our New Hampshire operation ($13.3 million) and one of our Florida operations ($12.9 million). The year‑over‑year backlog increase was primarily due to the acquisition of Shoffner ($35.3 million or 5.0%).  Same-store backlog increased 2.3% primarily due to increased project bookings at our New Hampshire operation ($28.1 million).  This was partially offset by the completion of project work at our EAS operation ($21.0 million).

Gross Profit—Gross profit increased $25.9 million, or 8.1%, to $344.0 million in 2016 as compared to 2015. The increase included a $13.3 million, or 4.2%, increase related to the acquisition of Shoffner and a $12.6 million, or 3.9%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to broad based improvement in project execution, including our California operation ($4.0 million) and one of our New York operations ($3.5 million).  Additionally, gross profit was higher due to increased volumes at our Michigan operation ($3.9 million) and one of our Alabama operations ($3.3 million).  This was partially offset by a decrease at our EAS operation ($8.6 million), which has experienced a decrease in large project work when compared to the same period in 2015. As a percentage of revenue, gross profit increased from 20.1% in 2015 to 21.0% in 2016 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $14.2 million, or 6.2%, to $243.2 million for 2016 as compared to 2015. On a same‑store basis, excluding amortization expense, SG&A increased $4.2 million, or 1.9%. This increase was primarily due to increased compensation costs ($4.8 million), which are primarily related to an increase in operating results and expanded service activities at multiple locations.  This was offset by a decrease in bad debt expense ($1.6 million) primarily due to collections of aged receivables. Amortization expense decreased $0.7 million during 2016 compared to the prior year. As a percentage of revenue, SG&A increased from 14.5% in 2015 to 14.9% in 2016, primarily due to the factors discussed above.

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

	Year Ended
	December 31,
	2016	2015
	(in thousands)
SG&A	$243,201	$228,965
Less: SG&A from companies acquired	(10,817)	—
Less: Amortization expense	(6,165)	(6,897)
Same-store SG&A, excluding amortization expense	$226,219	$222,068

Interest Expense—Interest expense increased $0.6 million, or 33.8%, in 2016. The increase is due to higher average net borrowings on the revolving credit facility in 2016 compared to 2015.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations increased $0.5 million in 2016 compared to 2015. Based on updated measurements of estimated future cash flows for our contingent obligations, we reduced our obligation related to the EAS acquisition resulting in a gain of $0.8 million.  This was partially offset by increases in the fair value of contingent earn-out obligations related to various acquisitions during 2016.

Other Income—Other income increased $1.0 million in 2016 compared to 2015. In the fourth quarter of 2016, we entered into a settlement agreement with British Petroleum (“BP”) related to a claim from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a $0.6 million gain in the fourth quarter of 2016 in Other Income as a result of this settlement. While we still have other subsidiaries with outstanding claims against BP related to this matter, we cannot predict when or if we will receive any further settlement compensation as a result of these outstanding claims.

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

Our effective tax rate for 2016 was 35.8%, as compared to 35.2% in 2015. The effective rate for 2016 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.2%) partially offset by the production activity deduction (2.0%) and a decrease in the valuation allowance (1.2%). The effective rate for 2015 was slightly higher than the federal statutory rate of 35.0% primarily due to an increase in state income taxes (3.9%) which was partially offset by a decrease from the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (3.2%). Refer to Note 10 in the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The increase in the effective tax rate from 2015 to 2016 was primarily due to the impact of our noncontrolling interests, which was partially offset by the impact on the rate from the benefits from deductions on stock compensation, valuation allowance and state income taxes. We currently estimate our effective tax rate for 2017 will be between 35% and 40%. We generally expect our tax rate in 2017 to be higher than 2016 due to the benefits to the 2016 rate from deductions on stock compensation and the valuation allowance.

Net Income Attributable to Noncontrolling Interests— There was no net income attributable to noncontrolling interests for 2016 due to our January 1, 2016 purchase of the remaining 40% noncontrolling interest in Environmental Air Systems, LLC.

2015 Compared to 2014

We had 37 operating locations as of December 31, 2014. During 2015, we completed two acquisitions in the first quarter, one in the third quarter and one in the fourth quarter. These acquisitions were not material and were “tucked‑in” with existing operations. In addition, we merged two operating locations during the first quarter and closed one operating location during the third quarter. As of December 31, 2015, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2015 to 2014, as described below, excludes four months of results for our Northern Texas operation, which was acquired in May 2014. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue increased $169.7 million, or 12.0% to $1,580.5 million in 2015 compared to 2014. The increase included a 10.6% increase in revenue related to same‑store activity and a 1.4% increase related to the acquisition of our Northern Texas operation. The same‑store revenue increase was primarily due to our Environmental Air Systems, LLC (“EAS”) operation ($61.3 million), our Arizona operation ($17.7 million), our large operation headquartered in Virginia ($12.2 million) and one of our Maryland operations ($12.1 million). These operations, as well as many of our other operating locations, experienced increased project work compared to the prior year in multiple markets, but primarily the industrials sector due to improved market conditions.

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

Backlog as of December 31, 2015 was $711.6 million, a 6.8% increase from September 30, 2015 backlog of $666.3 million and a 6.1% decrease from December 31, 2014 backlog of $757.8 million. Sequential backlog increased primarily due to increased project bookings at our EAS operation ($16.8 million), our Michigan operation ($13.6 million) and one of our Florida operations ($12.0 million). The year‑over‑year backlog decrease was primarily due to our EAS operation ($22.2 million), which had unusually large jobs booked in the fourth quarter of 2014, and due to completion of project work during the year at our California operation ($19.7 million) and our Arkansas operation ($17.9 million). This was partially offset by increased project bookings at our Michigan operation ($16.8 million).

Gross Profit—Gross profit increased $68.4 million, or 27.4%, to $318.1 million in 2015 as compared to 2014. The increase included a $3.4 million, or 1.3%, increase related to the acquisition of our Northern Texas operation and a $65.0 million, or 26.1%, increase on a same‑store basis. The same‑store increase in gross profit was due to overall increased margins at a majority of operating locations. Specifically, increases were due to job underperformance at our Southern California operation in 2014 ($9.0 million), improved project execution at our large operation headquartered in Virginia ($7.0 million), and improved market conditions, which resulted in an increase in volumes at our EAS operation ($5.8 million). In addition, in the fourth quarter of 2015, we came to an agreement with customers on multiple jobs and received approved change orders, which resulted in additional revenue with minimal additional costs. The resulting impact to the current year was an increase to gross profit of approximately $3.4 million. As a percentage of revenue, gross profit increased from 17.7% in 2014 to 20.1% in 2015 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $21.3 million, or 10.3%, to $229.0 million for 2015 as compared to 2014. On a same‑store basis, excluding amortization expense, SG&A increased $19.4 million, or 9.7%. This increase was primarily due to increased compensation accruals based on operating results ($13.3 million) and expanded service activities at certain locations ($4.8 million). Amortization expense remained relatively flat. As a percentage of revenue, SG&A decreased from 14.7% in 2014 to 14.5% in 2015, primarily due to the higher revenue base caused by the increase in market activity in 2015.

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

Interest Expense—Interest expense decreased $0.1 million, or 5.7%, in 2015. The decrease was due to lower net borrowings on the revolving credit facility in 2015.

Goodwill Impairment—No goodwill impairment was recorded in 2015. We recorded a goodwill impairment charge of $0.7 million during the second quarter of 2014. Based on market activity declines and write‑downs incurred on several jobs, we determined that the operating environment, conditions and performance at our operating unit based in Southern California could no longer support the related goodwill balance.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations increased $0.5 million in 2015 compared to 2014. Based on updated measurements of estimated future cash flows for our contingent obligations, we decreased our obligations related to prior year acquisitions resulting in the current year gain of $0.2 million. The $0.3 million loss from changes in the fair value of contingent earn‑out obligations in the prior year was due to updated measurements of estimated future cash flows for our contingent obligation related to the EAS acquisition.

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

Our effective tax rate for 2015 was 35.2%, as compared to 28.9% in 2014. The effective rate for 2015 was slightly higher than the federal statutory rate of 35.0% primarily due to an increase in state income taxes (3.9%) which was partially offset by a decrease from the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (3.2%). The effective rate for 2014 was lower than the federal statutory rate of 35.0% primarily due to a decrease in the valuation allowance primarily associated with our operations in Maryland and Virginia (4.8%), by the impact of the noncontrolling interest of EAS which for tax purposes is treated as a partnership (4.8%) and the effect of the production activity deduction (1.7%). Refer to Note 10 in the Consolidated Financial Statements for a reconciliation of the federal statutory income tax rate to the effective tax rate reflected in our financial statements. The increase in the effective tax rate from 2014 to 2015 was primarily due to the impact on the rate from state income taxes and the valuation allowance, which was partially offset by the impact of our noncontrolling interests.

Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests increased $2.5 million in 2015 to income of $8.1 million as compared to $5.5 million in 2014. This increase reflects the impact of higher earnings at EAS, which was due primarily to increased revenue in the current year resulting from large project work at this location in 2015.

Outlook

Industry conditions improved during 2015 and 2016. Our emphasis for 2017 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions for our industry, we expect that revenue and profitability in 2017 will be similar to or above the levels that we experienced in 2016.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$91,188	$97,867	$42,552
Investing activities	(79,318)	(25,628)	(74,142)
Financing activities	(36,260)	(47,839)	11,600
Net increase (decrease) in cash and cash equivalents	$(24,390)	$24,400	$(19,990)
Free cash flow:
Cash provided by operating activities	$91,188	$97,867	$42,552
Purchases of property and equipment	(23,217)	(20,808)	(19,183)
Proceeds from sales of property and equipment	1,062	1,338	1,355
Free cash flow	$69,033	$78,397	$24,724

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

2016 Compared to 2015

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

We generated $91.2 million of cash flow from operating activities during 2016 compared with $97.9 million during 2015. The $6.7 million decrease is primarily due to decreases in billings in excess of costs of $16.3 million, primarily due to the timing of billings and various project work, and increases in prepaid expenses and other current assets of $9.2 million, primarily due to increases of insurance receivables. These uses of operating cash flow were partially offset by the change in receivables of $10.6 million primarily related to the timing of customer billings and payments and overall higher net income in 2016 compared to 2015.

Cash Used in Investing Activities—Cash used in investing activities was $79.3 million for 2016 compared to $25.6 million during 2015. The $53.7 million increase in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions that were completed in 2016.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $36.3 million for 2016 compared to cash used in financing activities of $47.8 million during 2015. The $11.6 million decrease in cash used in financing activities primarily relates to $18.5 million less in net payments on the revolving line of credit in 2016. Additionally, we repurchased $4.8 million of incremental shares in 2016 and did not have distributions to noncontrolling interests after we acquired the remaining 40% noncontrolling interest in EAS.

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

Free Cash Flow

We define free cash flow as cash provided by operating activities, less customary capital expenditures, plus the proceeds from asset sales and taxes paid related to pre‑acquisition equity transactions of an acquired company. We believe free cash flow, by encompassing both profit margins and the use of working capital over our approximately one year working capital cycle, is an effective measure of operating effectiveness and efficiency. We have included free cash flow information here for this reason, and because we are often asked about it by third parties evaluating us. However, free cash flow is not considered under generally accepted accounting principles to be a primary measure of an entity’s financial results, and accordingly free cash flow should not be considered an alternative to operating income, net income, or amounts shown in our consolidated statements of cash flows as determined under generally accepted accounting principles. Free cash flow may be defined differently by other companies.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares.  Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $13.02 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2016, we repurchased 0.5 million shares for approximately $13.1 million at an average price of $28.44 per share.

Debt

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2016, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight‑line basis as a non‑cash charge to interest expense over the remaining term of the Facility. As of December 31, 2016, we had no outstanding borrowings, $41.5 million in letters of credit outstanding and $283.5 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.8% as of December 31, 2016.

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

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%‑0.35% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA, as defined in the credit agreement.

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense on notes to former owners	$70	$25	$38
Interest expense on borrowings and unused commitment fees	1,251	692	790
Letter of credit fees	657	719	747
Amortization of debt financing costs	367	317	283
Total	$2,345	$1,753	$1,858

The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2016 (in thousands):

Net income including noncontrolling interests	$64,896
Income tax expense	36,165
Interest expense, net	2,336
Depreciation and amortization expense	26,166
Stock-based compensation	5,041
Pre-acquisition results of acquired companies, as defined under the Facility	10
Credit Facility Adjusted EBITDA	$134,614

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of December 31, 2016 was 0.02.

Fixed Charge Coverage Ratio— The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2016 was 27.84.

Other Restrictions— The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.3 million as of December 31, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of December 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an immaterial acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners of the acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $0.5 million as of December 31, 2016 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2016, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In conjunction with one of our acquisitions, we acquired capital lease obligations. As of December 31, 2016, $0.3 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

Outlook

We have generated positive net free cash flow for the last eighteen calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Under standard terms in the surety market, sureties issue bonds on a project‑by‑project basis and can decline to issue bonds at any time. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

The following recaps the future maturities of our contractual obligations as of December 31, 2016 (in thousands):

	Twelve Months Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Notes to former owners	500	875	875	—	—	—	2,250
Other debt	100	100	105	—	—	—	305
Interest payable	70	33	4	—	—	—	107
Capital lease obligations	163	71	22	—	—	—	256
Operating lease obligations	13,098	11,904	9,666	7,204	5,051	9,107	56,030
Total	$13,931	$12,983	$10,672	$7,204	$5,051	$9,107	$58,948

As discussed in Note 10 “Income Taxes”, included in our Consolidated Balance Sheet at December 31, 2016 is approximately $0.2 million of liabilities associated with uncertain tax positions. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

As of December 31, 2016, we also have $41.5 million in letter of credit commitments, of which $17.3 million will expire in 2017 and $24.2 million will expire in 2018. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2017, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Other than the operating and capital lease obligations noted above, we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2016:

	Twelve Months Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt	$500	$875	$875	$—	$—	$—	$2,250
Average Interest Rate	2.5%	3.0%	3.0%	—	—	—	2.9%
Variable Rate Debt	$100	$100	$105	$—	$—	$—	$305

The interest rate applicable to the variable rate debt was approximately 3.02% as of December 31, 2016. We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.8% as of December 31, 2016.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other‑than‑temporarily impaired. We did not recognize any impairments, in the current year, on those assets required to be measured at fair value on a nonrecurring basis.

The valuation of the Company’s contingent earn‑out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn‑out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

ITEM 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Comfort Systems USA, Inc.

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comfort Systems USA, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comfort Systems USA, Inc.

We have audited Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comfort Systems USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comfort Systems USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comfort Systems USA, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Comfort Systems USA, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2017

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,074	$56,464
Accounts receivable, less allowance for doubtful accounts of $4,288 and $5,158, respectively	318,837	302,052
Other receivables	20,363	20,642
Inventories	9,208	7,941
Prepaid expenses and other	6,106	5,836
Costs and estimated earnings in excess of billings	29,369	31,338
Total current assets	415,957	424,273
PROPERTY AND EQUIPMENT, NET	68,195	60,813
GOODWILL	149,208	143,874
IDENTIFIABLE INTANGIBLE ASSETS, NET	42,435	41,079
DEFERRED INCOME TAX ASSETS	27,170	16,276
OTHER NONCURRENT ASSETS	5,938	5,279
Total assets	$708,903	$691,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$600	$500
Current maturities of long-term capital lease obligations	163	251
Accounts payable	103,440	106,684
Accrued compensation and benefits	61,712	54,079
Billings in excess of costs and estimated earnings	83,985	85,397
Accrued self-insurance	33,520	29,803
Other current liabilities	34,261	28,677
Total current liabilities	317,681	305,391
LONG-TERM DEBT	1,955	10,500
LONG-TERM CAPITAL LEASE OBLIGATIONS	93	256
DEFERRED INCOME TAX LIABILITIES	2,289	1,810
OTHER LONG-TERM LIABILITIES	10,252	8,632
Total liabilities	332,270	326,589
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,914,251 and 3,696,781 shares, respectively	(57,387)	(46,845)
Additional paid-in capital	309,625	323,765
Retained earnings	123,984	69,390
Comfort Systems USA, Inc. stockholders’ equity	376,633	346,721
Noncontrolling interests	—	18,284
Total stockholders’ equity	376,633	365,005
Total liabilities and stockholders’ equity	$708,903	$691,594

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2016	2015	2014
REVENUE	$1,634,340	$1,580,519	$1,410,795
COST OF SERVICES	1,290,331	1,262,390	1,161,024
Gross profit	344,009	318,129	249,771
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	243,201	228,965	207,652
GOODWILL IMPAIRMENT	—	—	727
GAIN ON SALE OF ASSETS	(761)	(880)	(830)
Operating income	101,569	90,044	42,222
OTHER INCOME (EXPENSE):
Interest income	9	72	18
Interest expense	(2,345)	(1,753)	(1,858)
Changes in the fair value of contingent earn-out obligations	731	225	(245)
Other	1,097	76	91
Other income (expense)	(508)	(1,380)	(1,994)
INCOME BEFORE INCOME TAXES	101,061	88,664	40,228
INCOME TAX EXPENSE	36,165	31,224	11,614
INCOME FROM CONTINUING OPERATIONS	64,896	57,440	28,614
Loss from discontinued operations, net of income tax benefit of $—, $— and $10	—	—	(15)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	64,896	57,440	28,599
Less: Net income attributable to noncontrolling interests	—	8,076	5,536
NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$64,896	$49,364	$23,063

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$1.74	$1.32	$0.61
Income from discontinued operations	—	—	—
Net Income	$1.74	$1.32	$0.61

Diluted—
Income from continuing operations	$1.72	$1.30	$0.61
Income from discontinued operations	—	—	—
Net Income	$1.72	$1.30	$0.61

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,335	37,442	37,547
Diluted	37,811	37,868	37,797
DIVIDENDS PER SHARE	$0.275	$0.250	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2013	41,123,365	$411	(3,488,438)	$(37,468)	$318,123	$14,768	$18,188	$314,022
Net income	—	—	—	—	—	23,063	5,536	28,599
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	103,619	1,132	79	—	—	1,211
Issuance of restricted stock	—	—	115,044	1,243	(1,243)	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(34,657)	(531)	—	—	—	(531)
Tax benefit from vesting of restricted stock	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	2,992	—	—	2,992
Dividends	—	—	—	—	—	(8,447)	—	(8,447)
Distribution to noncontrolling interest	—	—	—	—	—	—	(8,612)	(8,612)
Share repurchase	—	—	(549,154)	(7,974)	—	—	—	(7,974)
BALANCE AT DECEMBER 31, 2014	41,123,365	411	(3,853,586)	(43,598)	320,084	29,384	15,112	321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)
BALANCE AT DECEMBER 31, 2015	41,123,365	411	(3,696,781)	(46,845)	323,765	69,390	18,284	365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interests	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	$411	(3,914,251)	$(57,387)	$309,625	$123,984	$—	$376,633

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$64,896	$57,440	$28,599
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	8,185	7,481	7,653
Depreciation expense	17,981	15,935	13,683
Goodwill impairment	—	—	727
Bad debt expense (benefit)	(27)	1,552	1,275
Deferred tax expense (benefit)	(1,239)	(414)	(4,579)
Amortization of debt financing costs	367	317	283
Gain on sale of assets	(761)	(880)	(830)
Changes in the fair value of contingent earn-out obligations	(731)	(225)	245
Stock-based compensation	5,041	5,609	4,806
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	7,038	(3,584)	(18,339)
Inventories	213	956	281
Prepaid expenses and other current assets	(8,850)	364	1,494
Costs and estimated earnings in excess of billings	3,144	(3,630)	2,744
Other noncurrent assets	(143)	(479)	(321)
Increase (decrease) in—
Accounts payable and accrued liabilities	2,736	11,617	(4,078)
Billings in excess of costs and estimated earnings	(8,351)	7,908	7,545
Other long-term liabilities	1,689	(2,100)	1,364
Net cash provided by operating activities	91,188	97,867	42,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,217)	(20,808)	(19,183)
Proceeds from sales of property and equipment	1,062	1,338	1,355
Cash paid for acquisitions, net of cash acquired	(57,163)	(6,158)	(56,314)
Net cash used in investing activities	(79,318)	(25,628)	(74,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	144,000	24,500	128,500
Payments on revolving line of credit	(154,000)	(53,000)	(90,000)
Payments on other debt	(592)	—	(2,000)
Payments on capital lease obligations	(251)	(443)	(115)
Debt financing costs	(789)	—	(568)
Payments of dividends to stockholders	(10,264)	(9,358)	(8,444)
Share repurchase	(13,088)	(8,330)	(7,974)
Shares received in lieu of tax withholding	(1,304)	(937)	(531)
Excess tax benefit of stock-based compensation	—	1,240	115
Proceeds from exercise of options	1,578	3,738	1,229
Distributions to noncontrolling interests	—	(4,904)	(8,612)
Deferred acquisition payments	(1,350)	—	—
Payments for contingent consideration arrangements	(200)	(345)	—
Net cash provided by (used in) financing activities	(36,260)	(47,839)	11,600
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,390)	24,400	(19,990)
CASH AND CASH EQUIVALENTS, beginning of year	56,464	32,064	52,054
CASH AND CASH EQUIVALENTS, end of year	$32,074	$56,464	$32,064

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Our consolidated 2016 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$1,225,755	75%
Plumbing	245,151	15%
Building Automation Control Systems	98,060	6%
Other	65,374	4%
Total	$1,634,340	100%

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self‑insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing. In 2015, two operating locations came to an agreement with customers on multiple jobs and received approved change orders, which resulted in the recognition of additional revenue with minimal additional costs resulting in a project gain of $3.4 million, on a pre-tax basis. In the twelve months ended December 31, 2014, one of our operating locations recorded a revision in contract estimate on a project in a loss position resulting in a writedown to this individual project of $4.4 million, on a pre-tax basis.

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2016	2015	2014
Interest	$1,864	$1,408	$1,764
Income taxes	$29,349	$35,538	$15,366

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update on the adoption date. We currently plan to use the modified retrospective basis on the adoption date. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. While we are still evaluating the potential impact of this authoritative guidance on our consolidated financial statements, we currently believe the areas that may impact us the most include accounting for variable consideration, capitalization of incremental costs of obtaining a contract and the guidance on the number of performance obligations contained in a contract. The impact on our consolidated financial statements upon adoption of ASU 2014-09 will be determined in large part by the contracts in progress on our adoption date; however, we currently do not believe the adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issue Costs.” Under ASU 2015-03, an entity presents debt issue costs related to a note in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Entities would apply the new guidance retrospectively to all prior periods. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendment clarifies ASU 2015-03 and provides that an entity may defer and present debt issuance costs for a line-of-credit or other revolving credit facility arrangement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. As such, we will continue to include debt issuance costs for our revolving credit facility arrangements in other noncurrent assets. These ASUs are effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. We early adopted these ASUs on December 31, 2015, which did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Entities should apply the new guidance prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. It is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We early adopted this ASU on December 31, 2016, which did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. This standard removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Additionally, entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The standard is applied prospectively and is effective for fiscal years beginning after December 15, 2019, including annual or interim goodwill impairment tests within those fiscal years. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early adopt ASU 2017-04 in the first quarter of 2017.

Revenue Recognition

Approximately 82% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption

“Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. In limited circumstances, when significant pre‑contract costs are incurred, they are deferred if the costs can be directly associated with a specific contract and if their recoverability from the contract is probable. Upon receiving the contract, these costs are included in contract costs. Deferred costs associated with unsuccessful contract bids are written off in the period that we are informed that we will not be awarded the contract.

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

Contracts in progress are as follows (in thousands):

	December 31,
	2016	2015
Costs incurred on contracts in progress	$1,116,182	$1,135,279
Estimated earnings, net of losses	207,252	188,243
Less—Billings to date	(1,378,050)	(1,377,581)
	$(54,616)	$(54,059)
Costs and estimated earnings in excess of billings	$29,369	$31,338
Billings in excess of costs and estimated earnings	(83,985)	(85,397)
	$(54,616)	$(54,059)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2016 and 2015 were $60.7 million and $51.6 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2016 and 2015 included $10.1 million and $7.8 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2016.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Revenue associated with maintenance, repair and monitoring services and related contracts are recognized as services are performed. Amounts associated with unbilled service work orders are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings” and amounts billed in advance of work orders being performed are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

Inventories

Inventories consist of parts and supplies that we purchase and hold for use in the ordinary course of business and are stated at the lower of cost or net realizable value using the average-cost method.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight‑line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the expected life of the lease or the estimated useful life of the asset.

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

When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market‑based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

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

In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, then we perform the first step of a two‑step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit.

We estimate the fair value of the reporting unit based on a market approach and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long‑term growth rates and the determination of terminal values. The market approach utilized market multiples of invested capital from comparable publicly traded companies (“public company approach”). The market multiples from invested capital include revenue, book equity plus debt and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances.

Long‑Lived Assets

Long‑lived assets are comprised principally of goodwill, identifiable intangible assets, property and equipment, and deferred income tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

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

Self‑Insurance Liabilities

We are substantially self‑insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per‑incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer‑developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third‑party actuary quarterly. Our self‑insurance arrangements are further discussed in Note 12 “Commitments and Contingencies.”

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 3% of consolidated 2016 revenue.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2016 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	December 31,
	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,074	$32,074	$—	$—
Life insurance—cash surrender value	$3,697	$—	$3,697	$—
Contingent earn-out obligations	$2,531	$—	$—	$2,531

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

One of our operations has life insurance policies covering 48 employees with a combined face value of $44.2 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.7 million as of December 31, 2016 and $3.6 million as of December 31, 2015. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

We value contingent earn‑out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn‑out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn‑out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$450
Issuances	3,240
Settlements	(428)
Adjustments to fair value	(731)
Balance at December 31, 2016	$2,531

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2016 or 2015. During the year ended December 31, 2014, we recorded a goodwill impairment charge of $0.7 million based on Level 3 measurements. See Note 6 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.  We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

We completed two acquisitions in the first quarter of 2016. We acquired the remaining 40% noncontrolling interest in Environmental Air Systems, LLC (“EAS”) on January 1, 2016 for $46.6 million, including $42.0 million funded on the closing date plus a holdback, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. Due to our majority ownership and control over EAS on the acquisition date, the difference between the purchase price and the noncontrolling interest liability was recorded in Additional Paid-In Capital in our Balance Sheet.

Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”), which reports as a separate operating location in the Knoxville, Tennessee area. Shoffner was included in our consolidated results of operations beginning on its acquisition date, which included revenue of $71.9 million. The acquisition date fair value of consideration transferred for this acquisition was $19.8 million, of which $14.8 million was allocated to goodwill and identifiable intangible assets. The purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. The acquisitions completed in the current year were not material, individually or in the aggregate.

Other Acquisitions

We completed various other acquisitions in 2016 and 2015 which were not material, individually or in the aggregate, and were “tucked-in” with existing operations. The total purchase price for the “tucked-in” acquisitions, including earn-outs, was $0.1 million in 2016 and $8.3 million in 2015.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Discontinued Operations

During the fourth quarter of 2012, we substantially completed the shutdown of our operation located in Delaware, which we decided to curtail operating in the fourth quarter of 2011. No activity was reported for the year ended December 31, 2016 or for the year ended December 31, 2015. The after tax loss was less than $0.1 million for the year ended December 31, 2014. These results have been recorded in discontinued operations under “Loss from discontinued operations, net of income tax benefit.” No interest expense has been allocated to discontinued operations.

Revenue and pre‑tax income (loss) related to discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	—	—	$7
Pre-tax loss	—	—	$(25)

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$143,874	$140,341
Additions (See Note 4)	5,334	3,533
Balance at end of year	$149,208	$143,874

We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, “Summary of Significant Accounting Policies,” we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value.

During our annual impairment testing on October 1, we performed a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with a market valuation approach. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2016. Based on this assessment, we concluded that the fair value of each of the reporting units was greater than its carrying value.

During 2015 and 2014, we performed a qualitative assessment for each reporting unit, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required.

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

As of October 1, 2016, the fair value exceeded the carrying value by a significant margin for all of our reporting units with a goodwill balance.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Estimated	2016		2015
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$57,230	$(36,758)	$53,334	$(31,960)
Backlog	1 - 2	3,600	(3,433)	1,600	(1,412)
Noncompete agreements	2 - 7	2,890	(2,890)	2,890	(2,890)
Tradenames	2 - 25	31,640	(9,844)	27,995	(8,478)
Total		$95,360	$(52,925)	$85,819	$(44,740)

The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to “Selling, General and Administrative Expenses” on a pattern of economic benefit or a straight‑line method over periods from two to twenty‑five years. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $8.2 million, $7.5 million and $7.7 million, respectively.

At December 31, 2016, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2017	$5,702
2018	4,861
2019	4,246
2020	3,751
2021	3,300
Thereafter	20,575
Total	$42,435

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2016	2015
Land	—	$2,745	$2,745
Transportation equipment	1 - 7	74,137	64,951
Machinery and equipment	1 - 20	27,843	25,118
Computer and telephone equipment	1 - 10	20,791	21,141
Buildings and leasehold improvements	1 - 40	35,166	30,319
Furniture and fixtures	1 - 17	4,224	4,181
Construction in progress	—	425	—
		165,331	148,455
Less—Accumulated depreciation		(97,136)	(87,642)
Property and equipment, net		$68,195	$60,813

Depreciation expense, including capital lease amortization, for the years ended December 31, 2016, 2015 and 2014 was $18.0 million, $15.9 million and $13.7 million, respectively.

8. Detail of Certain Balance Sheet Accounts

Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$5,158	$4,379	$4,460
Bad debt expense (benefit)	(27)	1,552	1,275
Deductions for uncollectible receivables written off, net of recoveries	(876)	(798)	(1,650)
Allowance for doubtful accounts of acquired companies at date of acquisition	33	25	294
Balance at end of year	$4,288	$5,158	$4,379

Other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued warranty costs	$6,702	$7,746
Accrued job losses	1,269	1,365
Accrued sales and use tax	1,973	2,216
Deferred revenue	5,257	2,175
Liabilities due to former owners	4,196	2,650
Other current liabilities	14,864	12,525
	$34,261	$28,677

9. Long‑Term Debt Obligations

Long‑term debt obligations consist of the following (in thousands):

	December 31,
	2016	2015
Revolving credit facility	$—	$10,000
Notes to former owners	2,250	1,000
Other debt	305	—
Capital lease obligations	256	507
Total debt	2,811	11,507
Less—current portion	(763)	(751)
Total long-term portion of debt	$2,048	$10,756

At December 31, 2016, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2017	$763
2018	1,046
2019	1,002
2020	—
2021	—
Thereafter	—
$2,811

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense on notes to former owners	$70	$25	$38
Interest expense on borrowings and unused commitment fees	1,251	692	790
Letter of credit fees	657	719	747
Amortization of debt financing costs	367	317	283
Total	$2,345	$1,753	$1,858

Revolving Credit Facility

On February 22, 2016, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $250.0 million to $325.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2016, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight‑line basis as a non‑cash charge to interest expense over the remaining term of the Facility. As of December 31, 2016, we had no outstanding borrowings, $41.5 million in letters of credit outstanding and $283.5 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2016, the book value of these assets was approximately $41.5 million.

Covenants and Restrictions

The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2016 (in thousands):

Net income including noncontrolling interests	$64,896
Income tax expense	36,165
Interest expense, net	2,336
Depreciation and amortization expense	26,166
Stock-based compensation	5,041
Pre-acquisition results of acquired companies, as defined under the Facility	10
Credit Facility Adjusted EBITDA	$134,614

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of December 31, 2016 was 0.02.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2016 was 27.84.

Other Restrictions—The Facility permits acquisitions of up to $30.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $65.0 million. However, these limitations only apply when the Company’s Net Leverage Ratio is equal to or greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2016.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. Under the Base Rate Loan Option, the interest rate is determined based on the highest of the Federal Funds Rate plus 0.5%, the prime lending rate offered by Wells Fargo Bank, N.A. or the one‑month Eurodollar Rate plus 1.00%. Under the Eurodollar Rate Loan Option, the interest rate is determined based on the one‑ to six‑month Eurodollar Rate. The Eurodollar Rate corresponds very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.” Additional margins are then added to these rates. The additional margins are determined based on the ratio of our Consolidated Total Indebtedness as of a given quarter end to our “Credit Facility Adjusted EBITDA” for the twelve months ending as of that quarter end, as defined in the credit agreement and shown below.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2016 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	1.16%
Wells Fargo Bank, N.A. Prime Rate	3.75%
One-month LIBOR plus 1.00%	1.77%
Eurodollar Rate Loan Option:
One-month LIBOR	0.77%
Six-month LIBOR	1.32%

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

We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 1.8% as of December 31, 2016.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $2.3 million as of December 31, 2016. In conjunction with the Shoffner acquisition in the first quarter, we issued a subordinated note to former owners with an outstanding balance of $1.8 million as of December 31, 2016 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an immaterial acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners of the acquired company as part of the consideration used to acquire the company. This note had an outstanding balance of $0.5 million as of December 31, 2016 and bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2016, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In conjunction with one of our acquisitions, we acquired capital lease obligations. As of December 31, 2016, $0.3 million of capital lease obligations were outstanding, of which $0.2 million was considered current.

10. Income Taxes

Provision for Income Taxes

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2016	2015	2014
Current—
Federal	$32,721	$27,564	$13,402
State and Puerto Rico	4,683	4,065	2,810
	37,404	31,629	16,212
Deferred—
Federal	(2,101)	(1,481)	(308)
State and Puerto Rico	862	1,076	(4,290)
	(1,239)	(405)	(4,598)
	$36,165	$31,224	$11,614

The difference in income taxes provided for and the amounts determined by applying the federal statutory tax rate to income before income taxes results from the following (in thousands):

	December 31,
	2016	2015	2014
Income tax expense at the statutory rate of 35%	$35,371	$31,032	$14,080
Changes resulting from—
State income taxes, net of federal tax effect	4,262	3,432	1,653
Increase (decrease) in valuation allowance	(1,254)	463	(1,944)
Increase (decrease) in tax contingency reserves	20	(72)	(40)
Increase (decrease) from noncontrolling interests	—	(2,827)	(1,938)
Non-deductible expenses	825	751	704
Equity based stock compensation deduction	(885)	—	—
Production activity deduction	(2,026)	(1,701)	(694)
Purchase accounting adjustments	—	—	(46)
Other	(148)	146	(161)
	$36,165	$31,224	$11,614

Deferred Tax Assets (Liabilities)

Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Deferred income tax assets—
Accounts receivable and allowance for doubtful accounts	$1,627	$1,889
Stock compensation	3,036	3,080
Accrued liabilities and expenses	23,000	19,174
State net operating loss carryforwards	5,053	6,781
Goodwill	875	—
Other	759	830
Total deferred income tax assets	34,350	31,754
Deferred income tax liabilities—
Property and equipment	(4,398)	(5,572)
Long-term contracts	(637)	(728)
Goodwill	—	(6,037)
Intangible assets	(737)	(156)
Other	(513)	(357)
Total deferred income tax liabilities	(6,285)	(12,850)
Less—Valuation allowance	(3,184)	(4,438)
Net deferred income tax assets	$24,881	$14,466

The deferred income tax assets and liabilities reflected above are included in the consolidated balance sheet as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets	$27,170	$16,276
Deferred income tax liabilities	$2,289	$1,810

As of December 31, 2016, we had $5.1 million of future tax benefits related to $70.4 million of available federal, state and Puerto Rican net operating loss carryforwards (“NOLs”), which expire between 2017 and 2036. A valuation allowance of $3.2 million has been recorded against certain state and Puerto Rican net deferred tax assets. We recorded a decrease in valuation allowances of $1.3 million for the year ended December 31, 2016. Our deferred tax assets for Puerto Rico are fully valued. A deferred tax asset for state NOLs, net of related valuation allowance, of $2.2 million reflects our conclusion that it is likely that this asset will be realized based upon expected future earnings in certain subsidiaries. We update this assessment of the realizability of deferred tax assets relating to state net NOLs annually. A return to profitability in our entities with valuation allowances on their NOL’s and deferred tax assets would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets. A sustained period of profitability could cause a change in our judgment of the remaining deferred tax assets. If that were to occur then it is likely that we would reverse some or all of the remaining deferred tax asset valuation allowance.

As of December 31, 2016 and 2015, approximately $0.2 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. This liability is included in “Other Long‑Term Liabilities” in the consolidated balance sheets. We do not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued approximately $0.4 million and $0.3 million for the payment of interest and penalties at December 31, 2016 and 2015, respectively. Our tax records are subject to review by the Internal Revenue Service for the 2013 tax year forward and by various state authorities for the 2008 tax year forward.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Balance at beginning of year	$240	$343	$413
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(103)	(70)
Settlements	—	—	—
Balance at end of year	$240	$240	$343

11. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full‑time and some part‑time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $7.8 million in 2016, $7.1 million in 2015 and $6.1 million in 2014. Of these amounts, approximately $0.2 million and $0.1 million was payable to the plans at December 31, 2016 and 2015, respectively.

Certain of our subsidiaries also participate or have participated in various multi‑employer pension plans for the benefit of employees who are union members. As of December 31, 2016 and 2015, we had 5 and 11 employees, respectively, who were union members. There were no contributions made to multi‑employer pension plans in 2016, 2015 or 2014. The data available from administrators of other multi‑employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi‑employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non‑current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $4.0 million and $3.3 million recorded as of December 31, 2016 and 2015, respectively.

12. Commitments and Contingencies

Leases

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $20.6 million, $20.6 million, and $17.8 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight‑line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2016, 2015 and 2014 rent expense above are approximately $5.1 million, $5.4 million and $3.8 million of rent paid to these related parties, respectively. In addition to the noncancelable operating leases, we have capital lease obligations of $0.3 million as of December 31, 2016, which were attained through our acquisition in Northern Texas.

The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2017	$13,098
2018	11,904
2019	9,666
2020	7,204
2021	5,051
Thereafter	9,107
$56,030

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

In the fourth quarter of 2016, we entered into a settlement agreement with British Petroleum (“BP”) related to a claim from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a $0.6 million gain in the fourth quarter of 2016 in Other Income as a result of this settlement. While we still have other subsidiaries with outstanding claims against BP related to this matter, we cannot predict when or if we will receive any further settlement compensation as a result of these outstanding claims.

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

Surety market conditions are favorable and bonding capacity is adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Self‑Insurance

We are substantially self‑insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per‑incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer‑developing risks, such as workers’ compensation, auto liability and general liability, are reviewed by a third‑party actuary quarterly.

Our self‑insurance arrangements as of December 31, 2016 were as follows:

Workers’ Compensation—The per‑incident deductible for workers’ compensation is $1.0 million. Losses above $1.0 million are determined by statutory rules on a state‑by‑state basis, and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per incident deductible is $1.0 million and then we have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per incident deductible is $1.0 million. We are fully insured for the next $1.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per incident deductible is $0.5 million. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have two medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $100.0 million of aggregate excess loss coverage above applicable per‑incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $100.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

13. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non‑qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2016, there were 3.2 million shares available for issuance under this plan. The 2012 Plan will expire in May 2022. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. On August 11, 2016, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.6 million shares.  Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2016, we have repurchased a cumulative total of 7.3 million shares at an average price of $13.02 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2016, we repurchased 0.5 million shares for approximately $13.1 million at an average price of $28.44 per share.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, restricted stock, restricted stock units and performance stock units. The vesting of unvested contingently issuable performance stock units is based on the achievement of certain earnings per share targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

Unvested restricted stock, restricted stock units and performance stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic earnings per share weighted outstanding from the vesting date.

There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2016.  There were no anti-dilutive stock options for the year ended December 31, 2015. There were approximately 0.2 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2014.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Common shares outstanding, end of period	37,209	37,427	37,270
Effect of using weighted average common shares outstanding	126	15	277
Shares used in computing earnings per share—basic	37,335	37,442	37,547
Effect of shares issuable under stock option plans based on the treasury stock method	330	266	147
Effect of restricted and contingently issuable shares	146	160	103
Shares used in computing earnings per share—diluted	37,811	37,868	37,797

14. Stock‑Based Compensation

Under the 2012 Equity Incentive Plan (the “2012 Plan”) grants of stock options, restricted stock and restricted stock units, and performance share units have been, and will be, determined and administered by the compensation committee of the Board of Directors. Total stock‑based compensation expense was $5.0 million, $5.6 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense is recognized using the straight‑line method over the vesting period and generally vests over a three‑year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock‑based compensation arrangements was $1.9 million, $2.1 million and $1.8 million for each of the years ended December 31, 2016, 2015 and 2014. Subsequent to our adoption of ASU 2016-09 in the second quarter of 2016, we elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. As such, we present, in the consolidated statements of cash flows, the benefits of tax deductions in excess of recognized compensation costs (“excess tax benefits”) as operating cash flows for the year ended 2016 and as financing cash flows for the years ended 2015 and 2014.

We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available.  Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

Stock Options

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31,
	2016
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	724	$14.69
Granted	102	$30.36
Exercised	(112)	$14.11
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	714	$17.01
Options exercisable at end of year	473

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $3.9 million and $0.4 million, respectively. Stock options exercisable as of December 31, 2016 have a weighted‑average remaining contractual term of 5.3 years and an aggregate intrinsic value of $9.2 million. As of December 31, 2016, we have 0.7 million options that are vested or expected to vest; these options have a weighted average exercise price of $17.01 per share, have a weighted‑average remaining contractual term of 6.4 years and an aggregate intrinsic value of $11.6 million.

The following table summarizes information about stock options outstanding at December 31, 2016 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding at	Contractual	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2016	Life	Exercise Price	12/31/2016	Exercise Price
$11.00 - $15.00	361	4.63	$12.64	361	$12.64
$15.01 - $20.00	251	7.72	$17.89	112	$17.30
$20.01 - $30.36	102	9.23	$30.36	—	$—
$11.00 - $30.36	714	6.37	$17.01	473	$13.74

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black‑Scholes option valuation model. The fair values and the assumptions used for the 2016, 2015 and 2014 grants are shown in the table below:

	Year Ended December 31,
	2016	2015	2014
Weighted-average fair value per share of options granted	$9.94	$6.33	$6.24
Fair value assumptions:
Expected dividend yield	0.97%	1.51%	1.34%
Expected stock price volatility	37.9%	38.4%	45.2%
Risk-free interest rate	1.41%	1.50%	1.91%
Expected term	5.3 years	5.6 years	5.6 years

Stock options are accounted for as equity instruments. As of December 31, 2016, the unrecognized compensation cost related to stock options was $0.8 million, which is expected to be recognized over a weighted‑average period of 1.5 years. The total fair value of options vested during the year ended December 31, 2016 was $0.9 million.

The following table summarizes information about nonvested stock option awards as of December 31, 2016 and changes for the year ended December 31, 2016 (shares in thousands):

		Weighted-Average
		Grant Date
Stock Options	Shares	Fair Value
Nonvested at December 31, 2015	287	$6.07
Granted	102	$9.94
Vested	(148)	$5.85
Forfeited	—	—
Nonvested at December 31, 2016	241	$7.83

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31,
	2016
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	149	$17.48
Granted	85	$30.25
Vested	(108)	$20.61
Forfeited	—	$—
Unvested at end of year	126	$23.41

Approximately $1.3 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted‑average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2016 was $2.2 million. The weighted‑average fair value per share of restricted stock shares and units awarded during 2016, 2015 and 2014 was $30.25, $20.64 and $15.80, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $3.4 million and $2.9 million, respectively.

Performance Stock Units

Under the 2012 Plan, we granted dollar‑denominated performance vesting restricted stock units (“PSUs”), which cliff vest at the end of a three‑year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre‑determined annual earnings per share target as set by our board of directors (EPS). Depending on the Company’s performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar‑denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company’s common stock at the end of the performance period, at our discretion.

Compensation expense for dollar‑denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record an accrued expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three‑year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2016 was $4.8 million. Of this amount, $1.8 million relates to the PSUs granted in 2014 whose performance period ended December 31, 2016. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $2.6 million and $1.8 million, respectively. At the December 31, 2016 calculated fair market value, approximately $1.5 million of compensation expense related to performance stock units will be recognized over a weighted‑average period of 1.1 years.

15. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized as follows (in thousands, except per share data):

	2016
	Q1	Q2	Q3	Q4
Revenue	$385,942	$427,538	$428,760	$392,100
Gross profit	73,502	89,426	92,816	88,265
Net income including noncontrolling interests	9,841	17,717	20,471	16,867
Net income attributable to Comfort Systems USA, Inc.	9,841	17,717	20,471	16,867
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.26	$0.47	$0.55	$0.45
Income from discontinued operations	—	—	—	—
Net income	$0.26	$0.47	$0.55	$0.45
Diluted—
Income from continuing operations	$0.26	$0.47	$0.54	$0.45
Income from discontinued operations	—	—	—	—
Net income	$0.26	$0.47	$0.54	$0.45

	2015
	Q1	Q2	Q3	Q4
Revenue	$369,547	$416,567	$410,565	$383,840
Gross profit (1)	64,688	82,049	87,465	83,927
Net income including noncontrolling interests	6,889	15,782	19,886	14,883
Net income attributable to Comfort Systems USA, Inc.	5,066	13,404	17,673	13,221
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic—
Income from continuing operations	$0.14	$0.36	$0.47	$0.35
Income from discontinued operations	—	—	—	—
Net income	$0.14	$0.36	$0.47	$0.35
Diluted—
Income from continuing operations	$0.13	$0.35	$0.46	$0.35
Income from discontinued operations	—	—	—	—
Net income	$0.13	$0.35	$0.46	$0.35

(1)	In the fourth quarter of 2015, we recognized a $3.4 million project gain related to change orders we received.

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year‑to‑date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16. Subsequent Events

On February 21, 2017, we entered into a definitive purchase agreement to acquire all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $100 million, comprised of $85.7 million in cash at closing and $14.3 million in a promissory note that is payable in two equal installments of $7.15 million on the third and fourth anniversaries of the closing date, plus an earn‑out that we will pay if certain financial targets are met after the acquisition date as well as a customary working capital adjustment. BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States. We currently expect this transaction to close around the beginning of the second quarter of 2017.

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

Internal Controls over Financial Reporting

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s Attestation Report on the effectiveness of our internal controls over financial reporting can also be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Corporate Compliance Policy. The Company has made this code of ethics available on our website, as described in Item 1 of this annual report on Form 10‑K. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8‑K within four business days of such amendment or waiver.

The other information called for by this item has been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2016 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2016 and such information is hereby incorporated by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this annual report on Form 10‑K:

(1)	Consolidated Financial Statements: The Index to the Consolidated Financial Statements is included under Part II, Item 8 of this annual report on Form 10‑K and is incorporated herein by reference.
(2)	Financial Statement Schedules:

None.

(b)Exhibits

Reference is made to the Index of Exhibits immediately following the signature page thereof, which is incorporated herein by reference.

(c)Excluded financial statements:

None.

ITEM 16.  Form 10-K Summary

The Company has determined not to include a summary of the information required by the Form 10-K under this Item 16 of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 23, 2017
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 23, 2017
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 23, 2017
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 23, 2017
Franklin Myers

/s/ Darcy G. Anderson	Director	February 23, 2017
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 23, 2017
Herman E. Bulls

/s/ Alfred J. Giardinelli, Jr.	Director	February 23, 2017
Alfred J. Giardinelli, Jr.

/s/ Alan P. Krusi	Director	February 23, 2017
Alan P. Krusi

/s/ James H. Schultz	Director	February 23, 2017
James H. Schultz

/s/ Constance E. Skidmore	Director	February 23, 2017
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 23, 2017
Vance W. Tang

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 26, 2012 Form 8‑K
3.6	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25 ,2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333‑24021
*10.1	Comfort Systems USA, Inc. 1997 Long‑Term Incentive Plan	10.1	333‑24021
*10.2	Comfort Systems USA, Inc. 1997 Non‑Employee Directors’ Stock Plan	10.2	333‑24021
*10.3	Amendment to the 1997 Non‑Employee Directors’ Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10‑Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333‑138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10‑K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non‑Employee Directors	10.7	2006 Form 10‑K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10‑Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10‑Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10‑Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8‑K
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co‑Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8‑K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10‑Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8‑K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	10.1	Second Quarter 2011 Form 10‑Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10‑Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10‑Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8‑K
*10.21	Form of 2012 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8‑K
*10.22	2012 Equity Incentive Plan	A	Proxy Statement April 9, 2012
*10.23	2012 Senior Management Annual Performance Plan	B	Proxy Statement April 9, 2012
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10‑Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8‑K
*10.26	Form of 2013 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.3	March 22, 2013 Form 8‑K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10‑Q
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10‑K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10‑K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10‑Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8‑K
*10.32	Form of 2014 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8‑K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10‑K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10‑Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 7, 2014	10.1	April 7, 2014 Form 8‑K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.37	Form of 2015 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8‑K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10‑Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10‑Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.41	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.42	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.43	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan.