Form 10-Q
period 2017-03-31
COMFORT SYSTEMS USA INC
filed 2017-04-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of April 20, 2017 was 37,265,543 (excluding treasury shares of 3,857,822).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,444	$32,074
Accounts receivable, less allowance for doubtful accounts of $4,392 and $4,288, respectively	297,079	318,837
Other receivables	16,001	20,363
Inventories	9,958	9,208
Prepaid expenses and other	5,997	6,106
Costs and estimated earnings in excess of billings	35,974	29,369
Total current assets	396,453	415,957
PROPERTY AND EQUIPMENT, NET	68,593	68,195
GOODWILL	148,103	149,208
IDENTIFIABLE INTANGIBLE ASSETS, NET	40,873	42,435
DEFERRED INCOME TAX ASSETS	28,247	27,170
OTHER NONCURRENT ASSETS	5,343	5,938
Total assets	$687,612	$708,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,112	$600
Current maturities of long-term capital lease obligations	131	163
Accounts payable	98,132	103,440
Accrued compensation and benefits	51,221	61,712
Billings in excess of costs and estimated earnings	76,834	83,985
Accrued self-insurance	33,846	33,520
Other current liabilities	31,767	34,261
Total current liabilities	293,043	317,681
LONG-TERM DEBT	693	1,955
LONG-TERM CAPITAL LEASE OBLIGATIONS	68	93
DEFERRED INCOME TAX LIABILITIES	2,289	2,289
OTHER LONG-TERM LIABILITIES	9,563	10,252
Total liabilities	305,656	332,270
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,897,384 and 3,914,251 shares, respectively	(58,789)	(57,387)
Additional paid-in capital	311,481	309,625
Retained earnings	128,853	123,984
Total stockholders’ equity	381,956	376,633
Total liabilities and stockholders’ equity	$687,612	$708,903

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUE	$380,588	$385,942
COST OF SERVICES	304,634	312,440
Gross profit	75,954	73,502
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	63,247	58,190
GOODWILL IMPAIRMENT	1,105	—
GAIN ON SALE OF ASSETS	(154)	(145)
Operating income	11,756	15,457
OTHER INCOME (EXPENSE):
Interest income	11	1
Interest expense	(390)	(701)
Changes in the fair value of contingent earn-out obligations	(26)	—
Other	18	486
Other income (expense)	(387)	(214)
INCOME BEFORE INCOME TAXES	11,369	15,243
INCOME TAX EXPENSE	3,892	5,402
NET INCOME	$7,477	$9,841

INCOME PER SHARE:
Basic	$0.20	$0.26
Diluted	$0.20	$0.26

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,225	37,344
Diluted	37,724	37,830
DIVIDENDS PER SHARE	$0.070	$0.065

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2015	41,123,365	$411	(3,696,781)	$(46,845)	$323,765	$69,390	$18,284	$365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interest	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	411	(3,914,251)	(57,387)	309,625	123,984	—	376,633
Net income (unaudited)	—	—	—	—	—	7,477	—	7,477
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	51,156	759	(23)	—	—	736
Issuance of restricted stock & performance stock (unaudited)	—	—	44,566	668	948	—	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(17,443)	(632)	—	—	—	(632)
Stock-based compensation (unaudited)	—	—	—	—	931	—	—	931
Dividends (unaudited)	—	—	—	—	—	(2,608)	—	(2,608)
Share repurchase (unaudited)	—	—	(61,412)	(2,197)	—	—	—	(2,197)
BALANCE AT MARCH 31, 2017 (unaudited)	41,123,365	$411	(3,897,384)	$(58,789)	$311,481	$128,853	$—	$381,956

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,477	$9,841
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	1,562	2,039
Depreciation expense	4,577	4,219
Goodwill impairment	1,105	—
Bad debt expense (benefit)	219	(262)
Deferred tax expense (benefit)	(1,077)	(1,022)
Amortization of debt financing costs	94	85
Gain on sale of assets	(154)	(145)
Changes in the fair value of contingent earn-out obligations	26	—
Stock-based compensation	1,333	1,485
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	24,525	17,142
Inventories	(750)	(370)
Prepaid expenses and other current assets	659	(179)
Costs and estimated earnings in excess of billings	(6,605)	(1,837)
Other noncurrent assets	465	49
Increase (decrease) in—
Accounts payable and accrued liabilities	(16,299)	(9,316)
Billings in excess of costs and estimated earnings	(7,151)	(8,526)
Other long-term liabilities	47	(86)
Net cash provided by operating activities	10,053	13,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,077)	(3,765)
Proceeds from sales of property and equipment	292	220
Cash paid for acquisitions, net of cash acquired	(313)	(57,071)
Net cash used in investing activities	(5,098)	(60,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	132,000
Payments on revolving line of credit	—	(91,000)
Payments on other debt	(25)	(17)
Payments on capital lease obligations	(57)	(66)
Debt financing costs	—	(789)
Payments of dividends to stockholders	(2,608)	(2,426)
Share repurchase	(2,197)	(2,840)
Shares received in lieu of tax withholding	(632)	(562)
Proceeds from exercise of options	736	275
Deferred acquisition payments	(802)	—
Net cash provided by (used in) financing activities	(5,585)	34,575
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(630)	(12,924)
CASH AND CASH EQUIVALENTS, beginning of period	32,074	56,464
CASH AND CASH EQUIVALENTS, end of period	$31,444	$43,540

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 39% of our consolidated 2017 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 61% attributable to maintenance, repair and replacement services.

Our consolidated 2017 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC	$270,217	71%
Plumbing	68,506	18%
Building Automation Control Systems	22,835	6%
Other	19,030	5%
Total	$380,588	100%

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016 (the “Form 10-K”).

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. This standard removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The standard is applied prospectively and is effective for fiscal years beginning after December 15, 2019, including annual or interim goodwill impairment tests within those fiscal years. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted ASU 2017-04 in the first quarter of 2017. See Footnote 5 for further discussion of the impact of adopting this standard.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2017 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	March 31,
	2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$31,444	$31,444	$—	$—
Life insurance—cash surrender value	$3,504	$—	$3,504	$—
Contingent earn-out obligations	$2,557	$—	$—	$2,557

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

One of our operations has life insurance policies covering 46 employees with a combined face value of $42.5 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.5 million as of March 31, 2017 and $3.7 million as of December 31, 2016. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$2,531
Issuances	—
Settlements	—
Adjustments to fair value	26
Balance at March 31, 2017	$2,557

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

We completed two acquisitions in the first quarter of 2016. We acquired the remaining 40% noncontrolling interest in Environmental Air Systems, LLC (“EAS”) on January 1, 2016 for $46.6 million, including $42.0 million funded on the closing date plus a holdback, an earn-out that will be earned if certain financial targets are met after the acquisition date and a working capital adjustment. Due to our majority ownership and control over EAS on the acquisition date, the difference between the purchase price and the noncontrolling interest liability was recorded in Additional Paid-In Capital in our Balance Sheet.

Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”), which reports as a separate operating location in the Knoxville, Tennessee area. Shoffner was included in our consolidated results of operations beginning on its acquisition date. The acquisition date fair value of consideration transferred for this acquisition was $19.8 million, of which $14.8 million was allocated to goodwill and identifiable intangible assets. The purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment.

Other Acquisitions

We funded cash of $0.8 million in the first quarter of 2016 for an acquisition completed in the fourth quarter of 2015. This acquisition was not material and was “tucked-in” with existing operations.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Balance at beginning of year	$149,208	$143,874
Additions (See Note 4)	—	5,334
Impairment adjustment	(1,105)	—
Balance at end of period	$148,103	$149,208

We recorded a goodwill impairment charge of $1.1 million during the first quarter of 2017. Based on changes to our market strategy that occurred in March 2017 related to our reporting unit based in California, we reevaluated our projected future earnings for this operating location. When the carrying value of a given reporting unit exceeds its fair value, a goodwill impairment loss is recorded for this difference, not to exceed the carrying amount of goodwill. Based upon our projected future earnings for this location, we could no longer support the related goodwill balance and therefore the goodwill associated with this location was fully impaired. The fair value was estimated using a discounted cash flow model.

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Revolving credit facility	$—	$—
Notes to former owners	1,525	2,250
Other debt	280	305
Capital lease obligations	199	256
Total debt	2,004	2,811
Less—current portion	(1,243)	(763)
Total long-term portion of debt	$761	$2,048

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2017, we had no outstanding borrowings, $38.9 million in letters of credit outstanding and $286.1 million of credit available.

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

We estimate that the weighted average interest rate applicable to the borrowings under the Facility would be approximately 2.0% as of March 31, 2017.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of March 31, 2017 was 0.02.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2017 was 25.24.

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

We were in compliance with all of our financial covenants as of March 31, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $1.5 million as of March 31, 2017. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $0.5 million as of March 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2017, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of March 31, 2017, $0.2 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and for the three months ended March 31, 2016.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Common shares outstanding, end of period	37,226	37,392
Effect of using weighted average common shares outstanding	(1)	(48)
Shares used in computing earnings per share—basic	37,225	37,344
Effect of shares issuable under stock option plans based on the treasury stock method	335	321
Effect of restricted and contingently issuable shares	164	165
Shares used in computing earnings per share—diluted	37,724	37,830

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.21 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2017, we repurchased 0.1 million shares for approximately $2.2 million at an average price of $35.78 per share.

9. Subsequent Events

On April 1, 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $100 million, comprised of $85.7 million in cash at closing subject to working capital and certain other post-closing adjustments as set forth in the purchase agreement, and $14.3 million in a promissory note that is payable in two equal installments of $7.15 million on the third and fourth anniversaries of the closing date, plus an earn‑out that we will pay if certain financial targets are met after the acquisition date. BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10‑Q and the Annual Report on Form 10‑K filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the “Form 10‑K”). This discussion contains “forward‑looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward‑looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10‑K. We undertake no obligation to revise or publicly release the results of any revision to these forward‑looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward‑looking statements. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on‑time performance, post‑project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical installation and service provider.

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

As of March 31, 2017 we had 4,073 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $521,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of March 31, 2017, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	3,630	$451.7
$1 million - $5 million	351	799.1
$5 million - $10 million	62	417.6
$10 million - $15 million	20	246.6
Greater than $15 million	10	207.5
Total	4,073	$2,122.5

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

As a result of our continued strong emphasis on cash flow, at March 31, 2017 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last eighteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
Revenue	$380,588	100.0%	$385,942	100.0%
Cost of services	304,634	80.0%	312,440	81.0%
Gross profit	75,954	20.0%	73,502	19.0%
Selling, general and administrative expenses	63,247	16.6%	58,190	15.1%
Goodwill impairment	1,105	0.3%	—	—
Gain on sale of assets	(154)	—	(145)	—
Operating income	11,756	3.1%	15,457	4.0%
Interest income	11	—	1	—
Interest expense	(390)	(0.1)%	(701)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(26)	—	—	—
Other income (expense)	18	—	486	0.1%
Income before income taxes	11,369	3.0%	15,243	3.9%
Income tax expense	3,892		5,402
Net income	$7,477	2.0%	$9,841	2.5%

We had 35 operating locations as of December 31, 2016. We did not make any changes to operating locations during the first quarter. As of March 31, 2017, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2017 to 2016, as described below, excludes the first month of 2017 for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue decreased $5.4 million, or 1.4%, to $380.6 million for the first quarter of 2017 compared to the same period in 2016. The decrease included a 2.9% decrease in revenue related to same‑store activity partially offset by a 1.5% increase related to the acquisition of Shoffner. The same‑store revenue decrease is primarily due to a decrease in activity at our Michigan operation ($4.9 million) and one of our Virginia operations ($4.8 million).

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

Backlog as of March 31, 2017 was $863.0 million, a 13.1% increase from December 31, 2016 backlog of $763.4 million, and an 11.1% increase from March 31, 2016 backlog of $776.9 million. Sequential backlog increased due to increased project bookings, primarily at one of our Virginia operations ($43.7 million), one of our Florida operations ($21.4 million), our Colorado operation ($14.8 million) and our Maryland operation ($9.3 million).  The year‑over‑year backlog increase was primarily due to increased project bookings at one of our Virginia operations ($45.8 million), our Maryland operation ($25.6 million) and one of our Florida operations ($18.4 million).

Gross Profit—Gross profit increased $2.5 million, or 3.3%, to $76.0 million for the first quarter of 2017 as compared to the same period in 2016. The increase included a $1.6 million, or 2.2%, increase related to the acquisition of Shoffner and the remainder of the increase was from same‑store activity. The same‑store increase in gross profit was primarily due to the improvement in project execution at one of our New York operations ($2.8 million) and our Wisconsin operation ($1.3 million). This was partially offset by a decrease due to job underperformance at our California operation ($1.2 million). As a percentage of revenue, gross profit increased from 19.0% in 2016 to 20.0% in 2017 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $5.1 million, or 8.7%, to $63.2 million for the first quarter of 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $4.3 million, or 7.7%. This increase is primarily due to $0.8 million in compensation costs related to leadership changes, investments in service and an increase in bad debt expense of $0.5 million due to the collection of aged receivables in the prior year period.  Additionally, we incurred $0.4 million in expenses in the first quarter of 2017 related to the acquisition of BCH completed on April 1, 2017 as discussed in Footnote 9 “Subsequent Events”. Amortization expense decreased slightly during the period. As a percentage of revenue, SG&A increased from 15.1% in 2016 to 16.6% in 2017 primarily due to the factors discussed above.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
SG&A	$63,247	$58,190
Less: SG&A from companies acquired	(888)	—
Less: Amortization expense	(1,395)	(1,563)
Same-store SG&A, excluding amortization expense	$60,964	$56,627

Goodwill Impairment—We recorded a goodwill impairment charge of $1.1 million during the first quarter of 2017. Based on changes to our market strategy that occurred in March 2017 related to our reporting unit based in California, we reevaluated our projected future earnings for this operating location. When the carrying value of a given reporting unit exceeds its fair value, a goodwill impairment loss is recorded for this difference, not to exceed the carrying amount of goodwill. Based upon our projected future earnings for this location, we could no longer support the related goodwill balance and therefore the goodwill associated with this location was fully impaired. The fair value was estimated using a discounted cash flow model.

Interest Expense—Interest expense decreased $0.3 million, or 44.4%, to $0.4 million for the first quarter of 2017 as compared to the same period in 2016. The decrease reflects that there were no borrowings on the revolving credit facility during the first quarter of 2017.

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

For the three months ended March 31, 2017 our tax expense was $3.9 million with an effective tax rate of 34.2% as compared to tax expense of $5.4 million with an effective tax rate of 35.4% for the same period in 2016. The effective rate for 2017 was lower than the federal statutory rate of 35.0% primarily due to the benefits from deductions on stock compensation (3.0%) and the production activity deduction (2.2%) partially offset by state income taxes (3.7%) and non‑deductible expenses (0.8%). The effective rate for 2016 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (4.0%) and non‑deductible expenses (0.8%) partially offset by the production activity deduction (2.1%), a decrease in valuation allowance (1.8%) and the benefits from deductions on stock compensation (0.6%).  Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for the full year of 2017 will be between 35% and 40%.

Outlook

We have seen industry conditions improve during 2015 and 2016. Our emphasis for 2017 will be on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our recent acquisition, we expect that our 2017 revenues will be above levels we experienced in 2016. Additionally, in light of economic conditions for our industry, we expect that profitability in 2017 will continue to be strong and at levels similar to what we experienced in 2016.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cash provided by (used in):
Operating activities	$10,053	$13,117
Investing activities	(5,098)	(60,616)
Financing activities	(5,585)	34,575
Net increase (decrease) in cash and cash equivalents	$(630)	$(12,924)
Free cash flow:
Cash provided by operating activities	$10,053	$13,117
Purchases of property and equipment	(5,077)	(3,765)
Proceeds from sales of property and equipment	292	220
Free cash flow	$5,268	$9,572

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

Cash provided by operating activities was $10.1 million during the first three months of 2017 compared with $13.1 million during the same period in 2016. The $3.1 million decrease is primarily due to a decrease in accounts payable and accrued liabilities which had an impact of $7.0 million and an increase in costs and estimated earnings in excess of billings of $4.8 million, primarily due to the timing of billings and various project work. These uses of operating cash flow were partially offset by the change in receivables of $7.4 million primarily related to project work timing and the schedule for billings compared to the same period in 2016.

Cash Used in Investing Activities—During the first three months of 2017, cash used in investing activities was $5.1 million compared to $60.6 million during the same period in 2016. The $55.5 million decrease in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $5.6 million for the first three months of 2017 compared to cash provided by financing activities of $34.6 million during the same period in 2016. The $40.2 million decrease in cash used in financing activities is primarily due to $41.0 million of net borrowings during the first quarter of 2016.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.21 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2017, we repurchased 0.1 million shares for approximately $2.2 million at an average price of $35.78 per share.

Debt

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2017, we had no outstanding borrowings, $38.9 million in letters of credit outstanding and $286.1 million of credit available.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of March 31, 2017 was 0.02.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2017 was 25.24.

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

We were in compliance with all of our financial covenants as of March 31, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding subordinated notes to the former owners. These notes had an outstanding balance of $1.5 million as of March 31, 2017. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a subordinated note to the former owners with an outstanding balance of $0.5 million as of March 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2017, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of March 31, 2017, $0.2 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of March 31, 2017, we have $38.9 million in letter of credit commitments, of which $14.4 million will expire in 2017 and $24.5 million will expire in 2018. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2017, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We estimate that the weighted average interest rate applicable to borrowings under the Facility would be approximately 2.0% as of March 31, 2017.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017 we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first quarter, on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.21 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2017, we repurchased 0.1 million shares for approximately $2.2 million at an average price of $35.78 per share.

During the quarter ended March 31, 2017, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
January 1 - January 31	—	$—	7,342,491	770,002
February 1 - February 28	—	$—	7,342,491	770,002
March 1 - March 31	61,412	$35.78	7,403,903	708,590
	61,412	$35.78	7,403,903	708,590

Item 6.  Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
10.1	Resignation and General Release Agreement between Comfort Systems USA, Inc. and James Mylett, dated as of January 10, 2017.	10.1	January 11, 2017 Form 8-K
10.2	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan		Filed Herewith
10.3	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan		Filed Herewith
10.4	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 26, 2017	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 26, 2017	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 26, 2017	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer