Form 10-Q
period 2017-06-30
COMFORT SYSTEMS USA INC
filed 2017-07-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

The number of shares outstanding of the issuer’s common stock as of July 20, 2017 was 37,287,630 (excluding treasury shares of 3,835,735).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,465	$32,074
Accounts receivable, less allowance for doubtful accounts of $4,715 and $4,288, respectively	391,536	318,837
Other receivables	14,333	20,363
Inventories	10,571	9,208
Prepaid expenses and other	5,611	6,106
Costs and estimated earnings in excess of billings	40,653	29,369
Total current assets	497,169	415,957
PROPERTY AND EQUIPMENT, NET	74,539	68,195
GOODWILL	203,223	149,208
IDENTIFIABLE INTANGIBLE ASSETS, NET	83,269	42,435
DEFERRED INCOME TAX ASSETS	29,717	27,170
OTHER NONCURRENT ASSETS	5,238	5,938
Total assets	$893,155	$708,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,113	$600
Current maturities of long-term capital lease obligations	112	163
Accounts payable	124,326	103,440
Accrued compensation and benefits	59,857	61,712
Billings in excess of costs and estimated earnings	99,536	83,985
Accrued self-insurance	34,987	33,520
Other current liabilities	55,485	34,261
Total current liabilities	375,416	317,681
LONG-TERM DEBT	103,468	1,955
LONG-TERM CAPITAL LEASE OBLIGATIONS	45	93
DEFERRED INCOME TAX LIABILITIES	2,289	2,289
OTHER LONG-TERM LIABILITIES	15,025	10,252
Total liabilities	496,243	332,270
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,835,735 and 3,914,251 shares, respectively	(59,219)	(57,387)
Additional paid-in capital	311,692	309,625
Retained earnings	144,028	123,984
Total stockholders’ equity	396,912	376,633
Total liabilities and stockholders’ equity	$893,155	$708,903

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE	$465,411	$427,538	$845,999	$813,480
COST OF SERVICES	369,673	338,112	674,307	650,552
Gross profit	95,738	89,426	171,692	162,928
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	66,599	61,023	129,846	119,213
GOODWILL IMPAIRMENT	—	—	1,105	—
GAIN ON SALE OF ASSETS	(126)	(212)	(280)	(357)
Operating income	29,265	28,615	41,021	44,072
OTHER INCOME (EXPENSE):
Interest income	28	2	39	3
Interest expense	(1,041)	(606)	(1,431)	(1,307)
Changes in the fair value of contingent earn-out obligations	(598)	(336)	(624)	(336)
Other	29	(111)	47	375
Other income (expense)	(1,582)	(1,051)	(1,969)	(1,265)
INCOME BEFORE INCOME TAXES	27,683	27,564	39,052	42,807
INCOME TAX EXPENSE	9,711	9,847	13,603	15,249
NET INCOME	$17,972	$17,717	$25,449	$27,558

INCOME PER SHARE:
Basic	$0.48	$0.47	$0.68	$0.74
Diluted	$0.48	$0.47	$0.67	$0.73

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,296	37,437	37,272	37,390
Diluted	37,705	37,911	37,714	37,870
DIVIDENDS PER SHARE	$0.075	$0.070	$0.145	$0.135

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2015	41,123,365	$411	(3,696,781)	$(46,845)	$323,765	$69,390	$18,284	$365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interest	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	411	(3,914,251)	(57,387)	309,625	123,984	—	376,633
Net income (unaudited)	—	—	—	—	—	25,449	—	25,449
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	90,498	1,366	(70)	—	—	1,296
Issuance of restricted stock & performance stock (unaudited)	—	—	134,646	2,037	(421)	—	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(39,335)	(1,419)	—	—	—	(1,419)
Stock-based compensation (unaudited)	—	—	—	—	2,558	—	—	2,558
Dividends (unaudited)	—	—	—	—	—	(5,405)	—	(5,405)
Share repurchase (unaudited)	—	—	(107,293)	(3,816)	—	—	—	(3,816)
BALANCE AT JUNE 30, 2017 (unaudited)	41,123,365	$411	(3,835,735)	$(59,219)	$311,692	$144,028	$—	$396,912

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,449	$27,558
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	7,302	4,190
Depreciation expense	9,597	8,968
Goodwill impairment	1,105	—
Bad debt expense (benefit)	(62)	(297)
Deferred tax benefit	(2,547)	(162)
Amortization of debt financing costs	188	179
Gain on sale of assets	(280)	(357)
Changes in the fair value of contingent earn-out obligations	624	336
Stock-based compensation	3,447	3,349
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(38,886)	(6,684)
Inventories	(924)	(532)
Prepaid expenses and other current assets	4,043	(1,649)
Costs and estimated earnings in excess of billings	(8,781)	(1,239)
Other noncurrent assets	420	(84)
Increase (decrease) in—
Accounts payable and accrued liabilities	13,422	6,429
Billings in excess of costs and estimated earnings	6,835	(4,220)
Other long-term liabilities	228	636
Net cash provided by operating activities	21,180	36,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,646)	(10,904)
Proceeds from sales of property and equipment	605	494
Cash paid for acquisitions, net of cash acquired	(83,710)	(58,490)
Net cash used in investing activities	(94,751)	(68,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	110,000	138,000
Payments on revolving line of credit	(21,500)	(112,000)
Payments on other debt	(287)	(42)
Payments on capital lease obligations	(105)	(133)
Debt financing costs	—	(789)
Payments of dividends to stockholders	(5,405)	(5,044)
Share repurchase	(3,816)	(4,924)
Shares received in lieu of tax withholding	(1,419)	(1,304)
Proceeds from exercise of options	1,296	733
Deferred acquisition payments	(2,802)	—
Payments for contingent consideration arrangements	—	(200)
Net cash provided by financing activities	75,962	14,297
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,391	(18,182)
CASH AND CASH EQUIVALENTS, beginning of period	32,074	56,464
CASH AND CASH EQUIVALENTS, end of period	$34,465	$38,282

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Our consolidated 2017 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC and Plumbing	$761,399	90%
Building Automation Control Systems	50,760	6%
Other	33,840	4%
Total	$845,999	100%

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update on the adoption date. We plan to use the modified retrospective basis on the adoption date. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. While we are still evaluating the potential impact of this authoritative guidance on our consolidated financial statements, we currently believe the areas that may impact us the most include accounting for variable consideration, capitalization of incremental costs of obtaining a contract and the guidance on the number of performance obligations contained in a contract. The impact on our consolidated financial statements upon adoption of ASU 2014-09 will be determined in large part by the contracts in progress on our adoption date; however, we currently do not believe the adoption will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Accounting for Goodwill Impairment”. This standard removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The standard is applied prospectively and is effective for fiscal years beginning after December 15, 2019, including annual or interim goodwill impairment tests within those fiscal years. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted ASU 2017-04 in the first quarter of 2017, which did not have a material impact on our consolidated financial statements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2017 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	June 30,
	2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$34,465	$34,465	$—	$—
Life insurance—cash surrender value	$3,501	$—	$3,501	$—
Contingent earn-out obligations	$14,910	$—	$—	$14,910

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

One of our operations has life insurance policies covering 46 employees with a combined face value of $41.4 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.5 million as of June 30, 2017 and $3.7 million as of December 31, 2016. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$2,531
Issuances	11,755
Settlements	—
Adjustments to fair value	624
Balance at June 30, 2017	$14,910

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first six months of 2017, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

On April 1, 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $100 million, comprised of $85.7 million in cash at closing and $14.3 million in a note payable to the former owners, plus an earn‑out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. The preliminary acquisition date fair value of consideration transferred for this acquisition was $122.6 million, of which $97.9 million was allocated to goodwill and identifiable intangible assets. BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States, which included revenue of $38.6 million and reports as a separate operating location.

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

Additionally in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”), which reports as a separate operating location in the Knoxville, Tennessee area. The acquisition date fair value of consideration transferred for this acquisition was $19.8 million, of which $14.8 million was allocated to goodwill and identifiable intangible assets. The purchase price included $15.5 million funded on the closing date plus a note payable to the former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment.

In addition to the BCH acquisition, we completed three additional acquisitions in the second quarter of 2017.  The total purchase price for these acquisitions, including earn-outs, was $7.8 million for the six months ended June 30, 2017.  These acquisitions were not material and were “tucked-in” with existing operations.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisition pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current and prior year were not material, individually or in the aggregate.  Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs are not subject to the continued employment of the sellers.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Balance at beginning of year	$149,208	$143,874
Additions (See Note 4)	55,120	5,334
Impairment adjustment	(1,105)	—
Balance at end of period	$203,223	$149,208

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

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Revolving credit facility	$88,500	$—
Notes to former owners	15,825	2,250
Other debt	256	305
Capital lease obligations	157	256
Total debt	104,738	2,811
Less—current portion	(1,225)	(763)
Total long-term portion of debt	$103,513	$2,048

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2017, we had $88.5 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $196.9 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.4% as of June 30, 2017.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of June 30, 2017 was 0.70.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2017 was 27.67.

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

We were in compliance with all of our financial covenants as of June 30, 2017.

Notes to Former Owners

As part of the consideration used to acquire three companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.8 million as of June 30, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a promissory note to the former owners with an outstanding balance of $0.5 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2017, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of June 30, 2017, $0.2 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

There were no anti-dilutive stock options for the three months ended June 30, 2017 or for the three months ended June 30, 2016.  There were no anti-dilutive stock options for the six months ended June 30, 2017 and approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2016.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common shares outstanding, end of period	37,288	37,444	37,288	37,444
Effect of using weighted average common shares outstanding	8	(7)	(16)	(54)
Shares used in computing earnings per share—basic	37,296	37,437	37,272	37,390
Effect of shares issuable under stock option plans based on the treasury stock method	308	351	321	336
Effect of restricted and contingently issuable shares	101	123	121	144
Shares used in computing earnings per share—diluted	37,705	37,911	37,714	37,870

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.35 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2017, we repurchased 0.1 million shares for approximately $3.8 million at an average price of $35.57 per share.

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

As of June 30, 2017 we had 5,006 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $473,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of June 30, 2017, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,513	$525.0
$1 million - $5 million	392	871.8
$5 million - $10 million	67	441.6
$10 million - $15 million	22	268.6
Greater than $15 million	12	262.6
Total	5,006	$2,369.6

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

As a result of our continued strong emphasis on cash flow, at June 30, 2017 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last eighteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue	$465,411	100.0%	$427,538	100.0%	$845,999	100.0%	$813,480	100.0%
Cost of services	369,673	79.4%	338,112	79.1%	674,307	79.7%	650,552	80.0%
Gross profit	95,738	20.6%	89,426	20.9%	171,692	20.3%	162,928	20.0%
Selling, general and administrative expenses	66,599	14.3%	61,023	14.3%	129,846	15.3%	119,213	14.7%
Goodwill impairment	—	—	—	—	1,105	0.1%	—	—
Gain on sale of assets	(126)	—	(212)	—	(280)	—	(357)	—
Operating income	29,265	6.3%	28,615	6.7%	41,021	4.8%	44,072	5.4%
Interest income	28	—	2	—	39	—	3	—
Interest expense	(1,041)	(0.2)%	(606)	(0.1)%	(1,431)	(0.2)%	(1,307)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(598)	(0.1)%	(336)	(0.1)%	(624)	(0.1)%	(336)	—
Other income (expense)	29	—	(111)	—	47	—	375	—
Income before income taxes	27,683	5.9%	27,564	6.4%	39,052	4.6%	42,807	5.3%
Income tax expense	9,711		9,847		13,603		15,249
Net income	$17,972	3.9%	$17,717	4.1%	$25,449	3.0%	$27,558	3.4%

We had 35 operating locations as of December 31, 2016. We completed one acquisition in the second quarter of 2017, known as “BCH”, that reports as a separate location in the Tampa, Florida area. We did not make any changes to operating locations during the first quarter. As of June 30, 2017, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2017 to 2016, as described below, excludes the three months of results for BCH, which was acquired in April 2017 as well as the first month of 2017 for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data. An operating location is excluded from the same‑store comparison in the current year and comparable prior years when it is properly characterized as a discontinued operation under applicable accounting standards.

Revenue—Revenue increased $37.9 million, or 8.9%, to $465.4 million for the second quarter of 2017 compared to the same period in 2016. The increase included a 9.0% increase related to the acquisition of BCH partially offset by a 0.1% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to a decrease in activity at our North Carolina operation ($6.3 million) and one of our Tennessee operations ($5.0 million). This was partially offset by an increase at our New Hampshire operation ($8.7 million).

Revenue increased $32.5 million, or 4.0%, to $846.0 million for the first six months of 2017 compared to the same period in 2016. The increase included a 5.5% increase related to the acquisitions of BCH and Shoffner partially offset by a 1.5% decrease in revenue related to same‑store activity. The same‑store revenue decrease is primarily due to a decrease in activity at our North Carolina operation ($9.6 million) and one of our Virginia operations ($6.1 million).

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

Backlog as of June 30, 2017 was $937.8 million, an 8.7% increase from March 31, 2017 backlog of $863.0 million, and a 29.5% increase from June 30, 2016 backlog of $724.3 million. Sequential backlog increased primarily due to the acquisition of BCH ($42.1 million or 4.9%).  Additionally, same-store backlog increased due to increased project bookings at our Arizona operation ($25.6 million) and one of our Texas operations ($15.7 million).  This was partially offset by a completion of project work at our New Hampshire operation ($13.5 million).  The year‑over‑year backlog increase included the acquisition of BCH ($42.1 million) and a same-store increase of $171.4 million or 23.7%.  Same-store backlog increased primarily due to increased project bookings at one of our Virginia operations ($54.9 million), our Colorado operation ($30.1 million) and our Arizona operation ($29.6 million).

Gross Profit—Gross profit increased $6.3 million, or 7.1%, to $95.7 million for the second quarter of 2017 as compared to the same period in 2016. The increase included a $6.8 million, or 7.6%, increase related to the acquisition of BCH offset by a $0.5 million, or 0.6%, decrease in same‑store activity. The same‑store decrease in gross profit was primarily due to lower project performance at our Arkansas operation ($1.6 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 20.9% in 2016 to 20.6% in 2017 primarily due to an increase in backlog amortization as a result of the BCH acquisition.

Gross profit increased $8.8 million, or 5.4%, to $171.7 million for the first six months of 2017 as compared to the same period in 2016. The increase included an $8.4 million, or 5.2%, increase related to the acquisitions of BCH and Shoffner and a $0.4 million, or 0.2%, increase in same‑store activity. The same‑store increase in gross profit was primarily due to the improvement in project execution at our Wisconsin operation ($3.4 million). This was partially offset by a decrease due to job underperformance at our California operation ($2.5 million). As a percentage of revenue, gross profit increased from 20.0% in 2016 to 20.3% in 2017 primarily due to the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $5.6 million, or 9.1%, to $66.6 million for the second quarter of 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $0.4 million, or 0.7%. This increase is primarily due to increased compensation costs related to investments in service.  Amortization expense increased $1.7 million during the period as a result of the BCH acquisition. As a percentage of revenue, SG&A remained flat at 14.3% in both 2017 and 2016.

SG&A increased $10.6 million, or 8.9%, to $129.8 million for the first six months of 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $4.8 million, or 4.1%. This increase is primarily due to $0.8 million in compensation costs related to leadership changes, investments in service and an increase in bad debt expense of $0.2 million due to the collection of aged receivables in the prior year period.  Additionally, we incurred $0.4 million in expenses in the first quarter of 2017 related to the acquisition of BCH completed on April 1, 2017. Amortization expense increased $1.5 million during the period primarily as a result of the BCH acquisition. As a percentage of revenue, SG&A increased from 14.7% in 2016 to 15.3% in 2017 primarily due to the factors discussed above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
SG&A	$66,599	$61,023	$129,846	$119,213
Less: SG&A from companies acquired	(3,443)	—	(4,331)	—
Less: Amortization expense	(3,283)	(1,571)	(4,678)	(3,133)
Same-store SG&A, excluding amortization expense	$59,873	$59,452	$120,837	$116,080

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

Interest Expense—Interest expense increased $0.4 million, or 71.8%, to $1.0 million for the second quarter of 2017 as compared to the same period in 2016. Interest expense increased $0.1 million, or 9.5%, to $1.4 million for the first six months of 2017 as compared to the same period in 2016. The increase reflects the increased borrowings on the revolving credit facility as well as notes to former owners used to fund the BCH acquisition during the second quarter of 2017.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn‑out obligations for the second quarter of 2017 increased $0.3 million as compared to the same period in 2016.  Based on updated measurements of estimated future cash flows for our contingent obligations, we increased our obligation related to the BCH acquisition resulting in an expense of $0.6 million.

Expense from changes in the fair value of contingent earn‑out obligations for the first six months of 2017 increased $0.3 million as compared to the same period in 2016. Based on updated measurements of estimated future cash flows for our contingent obligations, we increased our obligation related to the BCH acquisition resulting in an expense of $0.6 million.

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

For the six months ended June 30, 2017 our tax expense was $13.6 million with an effective tax rate of 34.8% as compared to tax expense of $15.2 million with an effective tax rate of 35.6% for the same period in 2016. The effective rate for 2017 was lower than the federal statutory rate of 35.0% primarily due to the benefits from deductions on stock compensation (2.4%) and the production activity deduction (2.3%) partially offset by state income taxes (3.7%) and non‑deductible expenses (0.9%). The effective rate for 2016 was higher than the federal statutory rate of 35.0% primarily due to state income taxes (3.9%) and non‑deductible expenses (0.8%) partially offset by the production activity deduction (2.1%), benefits from deductions on stock compensation (1.6%) and a decrease in valuation allowance (1.0%).  Tax reserves are analyzed and adjusted quarterly as events occur to warrant such changes. Adjustments to tax reserves are a component of the effective tax rate. We currently estimate our effective tax rate for the full year of 2017 will be between 35% and 40%.

Outlook

We have seen industry conditions improve during 2015 and 2016. Our emphasis for 2017 is on execution, including a focus on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our recent acquisitions, we expect that our 2017 revenues will be above levels we experienced in 2016. Additionally, in light of economic conditions for our industry, we expect that profitability in 2017 will continue to be strong and at levels similar to what we experienced in 2016.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Cash provided by (used in):
Operating activities	$21,180	$36,421
Investing activities	(94,751)	(68,900)
Financing activities	75,962	14,297
Net increase (decrease) in cash and cash equivalents	$2,391	$(18,182)
Free cash flow:
Cash provided by operating activities	$21,180	$36,421
Purchases of property and equipment	(11,646)	(10,904)
Proceeds from sales of property and equipment	605	494
Free cash flow	$10,139	$26,011

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

Cash provided by operating activities was $21.2 million during the first six months of 2017 compared with $36.4 million during the same period in 2016. The $15.2 million decrease is primarily due to a $32.2 million increase in receivables related to project work timing and the schedule for billings as well as the increase in revenue compared to the same period in 2016.  This use of operating cash flow was partially offset by an increase in billings in excess of costs and estimated earnings of $11.1 million and an increase in accounts payable and accrued liabilities of $7.0 million, primarily due to the timing of billings and various project work.

Cash Used in Investing Activities—During the first six months of 2017, cash used in investing activities was $94.8 million compared to $68.9 million during the same period in 2016. The $25.9 million increase in cash used primarily relates to cash paid (net of cash acquired) for the BCH acquisition in 2017 of $76.1 million compared to the

EAS and Shoffner acquisitions in 2016 ($56.3 million). Additionally, there was a $0.7 million increase in purchases of property and equipment primarily related to investments in vehicles.

Cash Provided by Financing Activities—Cash provided by financing activities was $76.0 million for the first six months of 2017 compared to $14.3 million during the same period in 2016. The $61.7 million increase in cash provided by financing activities is primarily due to $62.5 million of additional net proceeds from the revolving line of credit during the first six months of 2017.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.35 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2017, we repurchased 0.1 million shares for approximately $3.8 million at an average price of $35.57 per share.

Debt

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2017, we had $88.5 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $196.9 million of credit available.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of June 30, 2017 was 0.70.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2017 was 27.67.

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

We were in compliance with all of our financial covenants as of June 30, 2017.

Notes to Former Owners

As part of the consideration used to acquire three companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.8 million as of June 30, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019. In conjunction with an acquisition in the fourth quarter of 2014, we issued a promissory note to the former owners with an outstanding balance of $0.5 million as of June 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in October 2017.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principle and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2017, $0.3 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of June 30, 2017, $0.2 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of June 30, 2017, we have $39.6 million in letter of credit commitments, of which $11.3 million will expire in 2017 and $28.3 million will expire in 2018. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2017, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 2.4% as of June 30, 2017.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017 we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first six months of 2017, on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2017, we have repurchased a cumulative total of 7.4 million shares at an average price of $13.35 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2017, we repurchased 0.1 million shares for approximately $3.8 million at an average price of $35.57 per share.

During the quarter ended June 30, 2017, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
April 1 - April 30	500	$34.73	7,404,403	708,090
May 1 - May 31	45,381	$35.28	7,449,784	662,709
June 1 - June 30	—	$—	7,449,784	662,709
	45,881	$35.28	7,449,784	662,709

Item 6.  Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
2.1	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
10.1	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 27, 2017	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 27, 2017	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 27, 2017	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer