Form 10-Q
period 2017-09-30
COMFORT SYSTEMS USA INC
filed 2017-10-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

The number of shares outstanding of the issuer’s common stock as of October 19, 2017 was 37,134,226 (excluding treasury shares of 3,989,139).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,496	$32,074
Accounts receivable, less allowance for doubtful accounts of $4,328 and $4,288, respectively	390,497	318,837
Other receivables	13,651	20,363
Inventories	10,778	9,208
Prepaid expenses and other	11,622	6,106
Costs and estimated earnings in excess of billings	39,333	29,369
Total current assets	495,377	415,957
PROPERTY AND EQUIPMENT, NET	74,883	68,195
GOODWILL	203,771	149,208
IDENTIFIABLE INTANGIBLE ASSETS, NET	78,527	42,435
DEFERRED INCOME TAX ASSETS	27,282	27,170
OTHER NONCURRENT ASSETS	4,747	5,938
Total assets	$884,587	$708,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$618	$600
Current maturities of long-term capital lease obligations	90	163
Accounts payable	122,203	103,440
Accrued compensation and benefits	68,294	61,712
Billings in excess of costs and estimated earnings	103,049	83,985
Accrued self-insurance	32,774	33,520
Other current liabilities	46,774	34,261
Total current liabilities	373,802	317,681
LONG-TERM DEBT	80,951	1,955
LONG-TERM CAPITAL LEASE OBLIGATIONS	33	93
DEFERRED INCOME TAX LIABILITIES	2,289	2,289
OTHER LONG-TERM LIABILITIES	15,583	10,252
Total liabilities	472,658	332,270
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,989,139 and 3,914,251 shares, respectively	(64,312)	(57,387)
Additional paid-in capital	312,312	309,625
Retained earnings	163,518	123,984
Total stockholders’ equity	411,929	376,633
Total liabilities and stockholders’ equity	$884,587	$708,903

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE	$480,851	$428,760	$1,326,850	$1,242,240
COST OF SERVICES	379,993	335,944	1,054,300	986,496
Gross profit	100,858	92,816	272,550	255,744
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	66,707	61,032	196,553	180,245
GOODWILL IMPAIRMENT	—	—	1,105	—
GAIN ON SALE OF ASSETS	(184)	(166)	(464)	(523)
Operating income	34,335	31,950	75,356	76,022
OTHER INCOME (EXPENSE):
Interest income	16	3	55	6
Interest expense	(961)	(563)	(2,392)	(1,870)
Changes in the fair value of contingent earn-out obligations	2,469	804	1,845	468
Other	10	80	57	455
Other income (expense)	1,534	324	(435)	(941)
INCOME BEFORE INCOME TAXES	35,869	32,274	74,921	75,081
INCOME TAX EXPENSE	13,585	11,803	27,188	27,052
NET INCOME	$22,284	$20,471	$47,733	$48,029

INCOME PER SHARE:
Basic	$0.60	$0.55	$1.28	$1.28
Diluted	$0.59	$0.54	$1.27	$1.27

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,232	37,360	37,259	37,380
Diluted	37,626	37,821	37,684	37,854
DIVIDENDS PER SHARE	$0.075	$0.070	$0.220	$0.205

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2015	41,123,365	$411	(3,696,781)	$(46,845)	$323,765	$69,390	$18,284	$365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interest	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	411	(3,914,251)	(57,387)	309,625	123,984	—	376,633
Net income (unaudited)	—	—	—	—	—	47,733	—	47,733
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	90,498	1,366	(70)	—	—	1,296
Issuance of restricted stock & performance stock (unaudited)	—	—	134,646	2,037	(421)	—	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(39,335)	(1,419)	—	—	—	(1,419)
Stock-based compensation (unaudited)	—	—	—	—	3,178	—	—	3,178
Dividends (unaudited)	—	—	—	—	—	(8,199)	—	(8,199)
Share repurchase (unaudited)	—	—	(260,697)	(8,909)	—	—	—	(8,909)
BALANCE AT SEPTEMBER 30, 2017 (unaudited)	41,123,365	$411	(3,989,139)	$(64,312)	$312,312	$163,518	$—	$411,929

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,733	$48,029
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	12,622	6,227
Depreciation expense	14,714	13,444
Goodwill impairment	1,105	—
Bad debt expense (benefit)	29	(177)
Deferred tax benefit	(112)	(606)
Amortization of debt financing costs	282	273
Gain on sale of assets	(464)	(523)
Changes in the fair value of contingent earn-out obligations	(1,845)	(468)
Stock-based compensation	4,317	3,868
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(38,051)	(4,301)
Inventories	(1,059)	(298)
Prepaid expenses and other current assets	(608)	(3,648)
Costs and estimated earnings in excess of billings	(7,348)	(3,726)
Other noncurrent assets	913	(128)
Increase (decrease) in—
Accounts payable and accrued liabilities	22,595	1,628
Billings in excess of costs and estimated earnings	10,309	(10,928)
Other long-term liabilities	560	1,088
Net cash provided by operating activities	65,692	49,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,830)	(17,257)
Proceeds from sales of property and equipment	784	847
Cash paid for acquisitions, net of cash acquired	(94,860)	(58,510)
Net cash used in investing activities	(110,906)	(74,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	140,000	144,000
Payments on revolving line of credit	(74,000)	(129,000)
Payments on other debt	(798)	(567)
Payments on capital lease obligations	(133)	(194)
Debt financing costs	—	(789)
Payments of dividends to stockholders	(8,199)	(7,663)
Share repurchase	(8,909)	(10,977)
Shares received in lieu of tax withholding	(1,419)	(1,304)
Proceeds from exercise of options	1,296	733
Deferred acquisition payments	(2,802)	—
Payments for contingent consideration arrangements	(2,400)	(200)
Net cash provided by (used in) financing activities	42,636	(5,961)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,578)	(31,127)
CASH AND CASH EQUIVALENTS, beginning of period	32,074	56,464
CASH AND CASH EQUIVALENTS, end of period	$29,496	$25,337

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 37% of our consolidated 2017 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 63% attributable to maintenance, repair and replacement services.

Our consolidated 2017 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC and Plumbing	$1,207,434	91%
Building Automation Control Systems	66,343	5%
Other	53,073	4%
Total	$1,326,850	100%

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2017 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	September 30,
	2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$29,496	$29,496	$—	$—
Life insurance—cash surrender value	$3,180	$—	$3,180	$—
Contingent earn-out obligations	$9,863	$—	$—	$9,863

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well‑known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. The carrying value of our borrowings associated with the Revolving Credit Facility approximate its fair value due to the variable rate on such debt.

One of our operations has life insurance policies covering 44 employees with a combined face value of $37.3 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.2 million as of September 30, 2017 and $3.7 million as of December 31, 2016. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$2,531
Issuances	11,755
Settlements	(2,578)
Adjustments to fair value	(1,845)
Balance at September 30, 2017	$9,863

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first nine months of 2017, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

On April 1, 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $100 million, comprised of $85.7 million in cash at closing and $14.3 million in a note payable to the former owners, plus an earn‑out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. The preliminary acquisition date fair value of consideration transferred for this acquisition was $122.6 million, of which $97.9 million was allocated to goodwill and identifiable intangible assets. Our consolidated operating results included revenue of $73.2 million for the six months from the acquisition date. BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States, which reports as a separate operating location.

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

In addition to the BCH acquisition, we completed three additional acquisitions in the second quarter of 2017.  We completed one acquisition in the third quarter of 2017.  The total purchase price for these acquisitions, including earn-outs, was $9.6 million for the nine months ended September 30, 2017.  These acquisitions were not material and were “tucked-in” with existing operations.

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

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Balance at beginning of year	$149,208	$143,874
Additions (See Note 4)	55,668	5,334
Impairment adjustment	(1,105)	—
Balance at end of period	$203,771	$149,208

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

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Revolving credit facility	$66,000	$—
Notes to former owners	15,330	2,250
Other debt	239	305
Capital lease obligations	123	256
Total debt	81,692	2,811
Less—current portion	(708)	(763)
Total long-term portion of debt	$80,984	$2,048

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2017, we had $66.0 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $219.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.6% as of September 30, 2017.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of September 30, 2017 was 0.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2017 was 29.5.

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

We were in compliance with all of our financial covenants as of September 30, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.3 million as of September 30, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of September 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2017, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of September 30, 2017, $0.1 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

There were less than 0.1 million anti-dilutive stock options for the three and nine months ended September 30, 2017. There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common shares outstanding, end of period	37,134	37,230	37,134	37,230
Effect of using weighted average common shares outstanding	98	130	125	150
Shares used in computing earnings per share—basic	37,232	37,360	37,259	37,380
Effect of shares issuable under stock option plans based on the treasury stock method	293	319	312	331
Effect of restricted and contingently issuable shares	101	142	113	143
Shares used in computing earnings per share—diluted	37,626	37,821	37,684	37,854

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2017, we repurchased 0.3 million shares for approximately $8.9 million at an average price of $34.18 per share.

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

Nature and Economics of Our Business

Approximately 80% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre‑established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of September 30, 2017 we had 5,210 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $457,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of September 30, 2017, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,722	$546.7
$1 million - $5 million	387	856.8
$5 million - $10 million	70	469.5
$10 million - $15 million	19	233.8
Greater than $15 million	12	273.7
Total	5,210	$2,380.5

In addition to project work, approximately 20% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty‑ to sixty‑day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years.  During 2015 and 2016, there was an increase in overall activity levels and these improved levels have continued during 2017.

As a result of our continued strong emphasis on cash flow, at September 30, 2017 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last eighteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue our efforts to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2017 has been on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term, and we believe that activity levels will permit us to earn improved profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue	$480,851	100.0%	$428,760	100.0%	$1,326,850	100.0%	$1,242,240	100.0%
Cost of services	379,993	79.0%	335,944	78.4%	1,054,300	79.5%	986,496	79.4%
Gross profit	100,858	21.0%	92,816	21.6%	272,550	20.5%	255,744	20.6%
Selling, general and administrative expenses	66,707	13.9%	61,032	14.2%	196,553	14.8%	180,245	14.5%
Goodwill impairment	—	—	—	—	1,105	0.1%	—	—
Gain on sale of assets	(184)	—	(166)	—	(464)	—	(523)	—
Operating income	34,335	7.1%	31,950	7.5%	75,356	5.7%	76,022	6.1%
Interest income	16	—	3	—	55	—	6	—
Interest expense	(961)	(0.2)%	(563)	(0.1)%	(2,392)	(0.2)%	(1,870)	(0.2)%
Changes in the fair value of contingent earn-out obligations	2,469	0.5%	804	0.2%	1,845	0.1%	468	—
Other income (expense)	10	—	80	—	57	—	455	—
Income before income taxes	35,869	7.5%	32,274	7.5%	74,921	5.6%	75,081	6.0%
Income tax expense	13,585		11,803		27,188		27,052
Net income	$22,284	4.6%	$20,471	4.8%	$47,733	3.6%	$48,029	3.9%

We had 35 operating locations as of December 31, 2016. We completed one acquisition in the second quarter of 2017, known as “BCH”, that reports as a separate location in the Tampa, Florida area. Other than the addition of BCH, we did not make any changes to operating locations during the first nine months of 2017. As of September 30, 2017, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2017 to 2016, as described below, excludes six months of results for BCH, which was acquired in April 2017 as well as the first month of 2017 for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data.

Revenue—Revenue increased $52.1 million, or 12.1%, to $480.9 million for the third quarter of 2017 compared to the same period in 2016. The increase included an 8.0% increase related to the acquisition of BCH and a 4.1% increase in revenue related to same‑store activity. The same‑store revenue increase is primarily due to an increase in activity at one of our Virginia operations ($9.3 million) and our Wisconsin operation ($4.8 million).

Revenue increased $84.6 million, or 6.8%, to $1.33 billion for the first nine months of 2017 compared to the same period in 2016. The increase included a 6.4% increase related to the acquisitions of BCH and Shoffner and a 0.4% increase in revenue related to same‑store activity. The same‑store revenue increase is primarily due to an increase in activity at our New Hampshire operation ($16.3 million) and our Wisconsin operation ($11.4 million). This was partially offset by a decrease at our North Carolina operation ($11.7 million) and one of our Virginia operations ($9.1 million).

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

Backlog as of September 30, 2017 was $901.2 million, a 3.9% decrease from June 30, 2017 backlog of $937.8 million, and a 25.3% increase from September 30, 2016 backlog of $719.3 million. Sequential backlog decreased primarily due to the completion of project work at one of our Texas operations ($13.3 million), one of our Virginia operations ($10.4 million) and one of our Florida operations ($10.4 million).  The year‑over‑year backlog increase included the acquisition of BCH ($31.8 million) and a same-store increase of $150.1 million or 20.9%.  Same-store backlog increased primarily due to increased project bookings at our Colorado operation ($50.6 million), one of our Virginia operations ($41.4 million), our North Carolina operation ($22.3 million) and our Arizona operation ($22.1 million).

Gross Profit—Gross profit increased $8.0 million, or 8.7%, to $100.9 million for the third quarter of 2017 as compared to the same period in 2016. The increase included a 6.1% increase related to the acquisition of BCH and a  2.6% increase in same‑store activity. The same‑store increase in gross profit was primarily due to increased volumes at one of our Virginia operations ($1.4 million) compared to the prior year as well as improved project execution at one of our Texas operations ($1.2 million). As a percentage of revenue, gross profit decreased from 21.6% in 2016 to 21.0% in 2017 due to an increase in backlog amortization as a result of the BCH acquisition.

Gross profit increased $16.8 million, or 6.6%, to $272.6 million for the first nine months of 2017 as compared to the same period in 2016. The increase included a 5.5% increase related to the acquisitions of BCH and Shoffner and a  1.1% increase in same‑store activity. The same‑store increase in gross profit was primarily due to increased volumes at our Wisconsin operation ($3.5 million). As a percentage of revenue, gross profit decreased slightly from 20.6% in 2016 to 20.5% in 2017 due to an increase in backlog amortization as a result of the BCH acquisition.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $5.7 million, or 9.3%, to $66.7 million for the third quarter of 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $0.6 million, or 1.0%. This increase is primarily due to the increase in same-store revenue in the current year period.  Amortization expense increased $1.9 million during the period as a result of the BCH acquisition. As a percentage of revenue, SG&A decreased from 14.2% in 2016 to 13.9% in 2017.

SG&A increased $16.3 million, or 9.0%, to $196.6 million for the first nine months of 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $5.4 million, or 3.1%. This increase is primarily due to $0.8 million in compensation costs related to leadership changes, investments in service and an increase in bad debt expense of $0.2 million due to the collection of aged receivables in the prior year period.  Additionally, we incurred $0.4 million in expenses in the first quarter of 2017 related to the acquisition of BCH completed on April 1, 2017. Amortization expense increased $3.4 million during the period primarily as a result of the BCH acquisition. As a percentage of revenue, SG&A increased from 14.5% in 2016 to 14.8% in 2017 primarily due to the factors discussed above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
SG&A	$66,707	$61,032	$196,553	$180,245
Less: SG&A from companies acquired	(3,185)	—	(7,516)	—
Less: Amortization expense	(3,394)	(1,515)	(8,072)	(4,649)
Same-store SG&A, excluding amortization expense	$60,128	$59,517	$180,965	$175,596

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

Interest Expense—Interest expense increased $0.4 million, or 70.7%, to $1.0 million for the third quarter of 2017 as compared to the same period in 2016. Interest expense increased $0.5 million, or 27.9%, to $2.4 million for the first nine months of 2017 as compared to the same period in 2016. The increase reflects the increased borrowings on the revolving credit facility as well as notes to former owners used to fund the BCH acquisition during the second quarter of 2017.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations for the third quarter of 2017 increased $1.7 million as compared to the same period in 2016.  This increase was the result of reducing our obligation related to the BCH acquisition primarily due to third quarter results being below the initial estimate as a result of the impact of Hurricane Irma and less project activity in the quarter than previously estimated. In the third quarter of 2016, based on updated measurements of estimated future cash flows for our contingent obligations, we reduced our obligation related to the EAS acquisition resulting in a gain of $0.8 million.

Income from changes in the fair value of contingent earn‑out obligations for the first nine months of 2017 increased $1.4 million as compared to the same period in 2016. This increase was the result of reducing our obligation related to the BCH acquisition primarily due to third quarter results being below the initial estimate as a result of the impact of Hurricane Irma and less project activity in the quarter than previously estimated. In the third quarter of 2016, based on updated measurements of estimated future cash flows for our contingent obligations, we reduced our obligation related to the EAS acquisition resulting in a gain of $0.8 million.

Income Tax Expense—We perform work throughout the United States in virtually all fifty states. Our effective tax rate varies based on our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, judgments and legal structures can change our effective tax rate. These items can include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

For the nine months ended September 30, 2017, our income tax expense was $27.2 million with an effective tax rate of 36.3% as compared to income tax expense of $27.1 million with an effective tax rate of 36.0% for the same period in 2016. The effective tax rate for 2017 was higher than the 35.0% federal statutory rate primarily due to net state income taxes (3.6%) and nondeductible expenses (1.1%) partially offset by benefits from deductions for stock-based compensation (1.2%) and the domestic production activities deduction (1.9%).  The effective tax rate for 2016 was higher than the 35.0% federal statutory rate primarily due to net state income taxes (3.6%) and nondeductible expenses (0.8%)

partially offset by the domestic production activities deduction (1.8%) and a decrease in valuation allowances (0.4%).  We currently estimate our effective tax rate for the full year 2017 will be between 35% and 38%.

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

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Cash provided by (used in):
Operating activities	$65,692	$49,754
Investing activities	(110,906)	(74,920)
Financing activities	42,636	(5,961)
Net increase (decrease) in cash and cash equivalents	$(2,578)	$(31,127)
Free cash flow:
Cash provided by operating activities	$65,692	$49,754
Purchases of property and equipment	(16,830)	(17,257)
Proceeds from sales of property and equipment	784	847
Free cash flow	$49,646	$33,344

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

Cash provided by operating activities was $65.7 million during the first nine months of 2017 compared with $49.8 million during the same period in 2016. The $15.9 million increase is primarily due to a $21.0 million increase in accounts payable and accrued liabilities and a $21.2 million increase in billings in excess of costs and estimated earnings, primarily due to the timing of billings and various project work. The $21.0 million increase in accounts payable and accrued liabilities included approximately $6.0 million for postponed income tax payments without penalty due to relief granted by the IRS for companies affected by Hurricane Harvey. This was offset by $33.8 million increase in receivables related to project work timing and the schedule for billings as well as the increase in revenue compared to the same period in 2016.

Cash Used in Investing Activities—During the first nine months of 2017, cash used in investing activities was $110.9 million compared to $74.9 million during the same period in 2016. The $36.0 million increase in cash used primarily relates to cash paid (net of cash acquired) for the BCH acquisition in 2017 of $86.1 million compared to the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $42.6 million for the first nine months of 2017 compared to cash used in financing activities of $6.0 million during the same period in 2016. The $48.6 million increase in cash provided by financing activities is primarily due to $51.0 million of additional net proceeds from the revolving line of credit during the first nine months of 2017.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2017, we repurchased 0.3 million shares for approximately $8.9 million at an average price of $34.18 per share.

Debt

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2017, we had $66.0 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $219.4 million of credit available.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed (i) 3.00 to 1.00 as of the end of each fiscal quarter through September 30, 2017, and (ii) 2.75 to 1.00 as of the end of each fiscal quarter thereafter through maturity. The leverage ratio as of September 30, 2017 was 0.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, tax provision, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, tax provision, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2017 was 29.5.

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

We were in compliance with all of our financial covenants as of September 30, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.3 million as of September 30, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of September 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2017, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

In addition, with one of our acquisitions we acquired capital lease obligations. As of September 30, 2017, $0.1 million of capital lease obligations were outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of September 30, 2017, we have $39.6 million in letter of credit commitments, of which $11.3 million will expire in 2017 and $28.3 million will expire in 2018. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2017, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 2.6% as of September 30, 2017.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the first quarter of 2017 we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill” for further discussion. We did not recognize any other impairments, in the first nine months of 2017, on those assets required to be measured at fair value on a nonrecurring basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time approved extensions of the program to acquire additional shares. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of September 30, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2017, we repurchased 0.3 million shares for approximately $8.9 million at an average price of $34.18 per share.

During the quarter ended September 30, 2017, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
July 1 - July 31	—	$—	7,449,784	662,709
August 1 - August 31	143,667	$33.18	7,593,451	519,042
September 1 - September 30	9,737	$33.56	7,603,188	509,305
	153,404	$33.20	7,603,188	509,305

Item 6.  Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

October 26, 2017	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 26, 2017	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 26, 2017	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer