Form 10-K
period 2017-12-31
COMFORT SYSTEMS USA INC
filed 2018-02-22
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant at June 30, 2017 was approximately $1.35 billion, based on the $37.10 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2017.

As of February 15, 2018, 37,175,074 shares of the registrant’s common stock were outstanding (excluding treasury shares of 3,948,291).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2017.

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

ITEM 1.  Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off‑site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout our 36 operating units with 115 locations in 102 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Approximately 99% of our consolidated 2017 revenue was derived from commercial, industrial and institutional customers and multi‑family residential projects. Approximately 38% of our revenue was attributable to installation services in newly constructed facilities and 62% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2017 revenue was derived from the following service activities, substantially all of which are in the mechanical services industry, the single industry segment we serve:

Percentage of
Service Activity	Revenue
HVAC and Plumbing	90%
Building Automation Control Systems	5%
Other	5%
Total	100%

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

Our industry can be broadly divided into two categories:

•	construction of and installation in new buildings, which provided approximately 38% of our revenue in 2017, and
•	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 62% of our 2017 revenue.

Construction, Installation, Expansion and Renovation Services— Construction, installation, expansion and renovation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial HVAC company is responsible for designing, engineering and installing a cost‑effective, energy‑efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in “design and build” projects use a consultative approach with customers and tend to develop long‑term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third‑party architect or consulting engineer designs the HVAC systems and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete than “design and build” projects because the system design and installation process are not integrated, thus resulting in more frequent adjustments to project specifications, work requirements and schedules.

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

Strategy

We focus on strengthening operating competencies and on increasing profit margins. The key objectives of our strategy are to generate growth in our operations, improve the productivity of our workforce and to acquire complementary businesses. In order to accomplish our objectives we are currently focused on the following elements:

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

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company, the opportunity to realize a more stable income and attractive benefits packages. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We are also increasing our national and local focus on skills training for our hourly workers.

Focus on Commercial, Industrial and Institutional Markets—We focus on the commercial, industrial and institutional building markets, including construction, maintenance, repair and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long‑term relationships with building owners, property managers, general contractors and architects. Approximately 99% of our consolidated 2017 revenue was derived from commercial, industrial and institutional customers and large multi‑family residential projects.

Leveraging Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain fabrication activities to centralized locations in order to increase asset utilization. We opportunistically allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers’ needs and share expertise. We believe we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding and financing activities across our operations.

Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2017 by end‑use sector was as follows:

Industrial	22%
Education	20%
Office Buildings	14%
Healthcare	13%
Government	8%
Retail and Restaurants	8%
Multi-Family	6%
Lodging and Entertainment	5%
Religious and Not for Profit	2%
Residential	1%
Other	1%
Total	100%

Approximately 81% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2017, we had 4,690 projects in process with an aggregate contract value of approximately $2.36 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $504,000. This average project size, when taken together with the approximately 19% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2017, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,221	$529.8
$1 million - $5 million	368	828.6
$5 million - $10 million	70	464.7
$10 million - $15 million	18	221.3
Greater than $15 million	13	319.6
Total	4,690	$2,364.0

Strategic Service Initiative.  Over the last several years we have made substantial incremental investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating existing and new managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts have provided a compelling customer value offering that stimulates growth in all aspects of our businesses.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 38% of our consolidated 2017 revenue, involves the design, engineering, integration, installation and start‑up of mechanical and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, apartment complexes, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, working with the customer, we determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances, we fabricate ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Finally, we install the system at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $504,000. We also perform larger project work, with 469 contracts in progress at December 31, 2017 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2017 had a contract price of $46.4 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, repair and replacement services in existing buildings comprised approximately 62% of our consolidated 2017 revenue and include the maintenance, repair, replacement, renovation, expansion, reconfiguration and monitoring of mechanical systems including HVAC systems and industrial process piping. Approximately 43% of our consolidated 2017 revenue was derived from renovation, expansion, replacement and reconfiguration of existing systems for commercial, industrial and institutional customers.

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

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2017 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long‑term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long‑term relationships with our customers by providing superior, high‑quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi‑location service opportunities, we maintain a national sales force in our national accounts group.

Employees

As of December 31, 2017, we had approximately 8,700 employees. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.67 during 2017. This level was 2% better than the most recently published OSHA rate for our industry.

Insurance and Litigation

The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injuries. We retain the risk for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per-incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self‑insure the great majority of these risks. Losses up to such per‑incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations.

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

Additional Information

Our Internet address is www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also includes our code of ethics, titled “Corporate Compliance Policy: Standards and Procedures Regarding Business Practices,” together with other governance materials including our corporate governance standards and our Board committee charters. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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

Our credit agreement and related restrictive and financial covenants are more fully described in Note 8 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or

(4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us.

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

Our 115 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

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

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;
•	suspension of operations;
•	inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;
•	injuries or fatalities;
•	weather-related damage to our facilities;
•	disruption of information systems;
•	inability to receive machinery, equipment and materials at jobsites; and
•	loss of productivity.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. For example, Government officials have made statements that suggest the current White House administration supports the repeal of all or portions of the Affordable Care Act, and Congress has introduced, and may introduce and pass in the future, new legislation to repeal or replace portions of the Affordable Care Act. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of that legislation, it is unclear what the impact of the Affordable Care Act or its potential repeal will have on our financial position or results of operations.

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

Tax matters, including changes in corporate tax rates and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business across the United States and file income taxes in various tax jurisdictions. Our effective tax rates could be affected by many factors, some of which are outside of our control, including changes in tax laws and regulations in the various tax jurisdictions in which we file income taxes. For instance, the Tax Cuts and Jobs Act was enacted into law in December 2017. While certain portions of the law may have a positive impact on the Company’s results of operations, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law.

Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact our effective tax rates. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions. Significant judgment is required in determining our provision for income taxes and our determination of tax liability is always subject to review or examination by tax authorities in applicable tax jurisdictions. An adverse outcome of such a review of examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of December 31, 2017, we owned five properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

Brian Lane, age 60, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry.

William George, age 53, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly‑traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm.

Julie S. Shaeff, age 52, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning‑Ferris Industries, Inc., a publicly‑traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant.

Trent T. McKenna, age 45, has served as our Senior Vice President, General Counsel and Secretary since August 2013, was our Vice President, General Counsel and Secretary from May 2005 to August 2013, and was our Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas office of Akin Gump Strauss Hauer & Feld LLP, an international law firm.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

			Cash
			Dividends
	High	Low	Declared
Fourth Quarter, 2017	$44.65	$35.70	$0.075
Third Quarter, 2017	$37.15	$32.55	$0.075
Second Quarter, 2017	$37.10	$34.30	$0.075
First Quarter, 2017	$38.65	$32.30	$0.070
Fourth Quarter, 2016	$34.70	$27.21	$0.070
Third Quarter, 2016	$33.48	$26.26	$0.070
Second Quarter, 2016	$33.59	$29.49	$0.070
First Quarter, 2016	$32.27	$24.67	$0.065

As of February 15, 2018 there were approximately 364 stockholders of record of our Common Stock, and the last reported sale price on that date was $41.45 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2017, we repurchased 0.3 million shares for approximately $9.0 million at an average price of $34.23 per share.

During the year ended December 31, 2017, we purchased our common shares in the following amounts at the following weighted‑average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	—	$—	7,342,491	770,002
February 1 - February 28	—	$—	7,342,491	770,002
March 1 - March 31	61,412	$35.78	7,403,903	708,590
April 1 - April 30	500	$34.73	7,404,403	708,090
May 1 - May 31	45,381	$35.28	7,449,784	662,709
June 1 - June 30	—	$—	7,449,784	662,709
July 1 - July 31	—	$—	7,449,784	662,709
August 1 - August 31	143,667	$33.18	7,593,451	519,042
September 1 - September 30	9,737	$33.56	7,603,188	509,305
October 1 - October 31	—	$—	7,603,188	509,305
November 1 - November 30	2,400	$40.58	7,605,588	506,905
December 1 - December 31	—	$—	7,605,588	506,905
	263,097	$34.23	7,605,588	506,905

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 8.1 million shares have been approved for repurchase.

ITEM 6.  Selected Financial Data

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,787,922	$1,634,340	$1,580,519	$1,410,795	$1,357,272
Operating income (1)	$99,260	$101,569	$90,044	$42,222	$46,258
Income from continuing operations	$55,272	$64,896	$57,440	$28,614	$28,632
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$(15)	$(76)
Net income including noncontrolling interests	$55,272	$64,896	$57,440	$28,599	$28,556
Net income attributable to Comfort Systems USA, Inc.	$55,272	$64,896	$49,364	$23,063	$27,269
Income per share attributable to Comfort Systems USA, Inc.:
Basic—
Income from continuing operations	$1.48	$1.74	$1.32	$0.61	$0.73
Income (loss) from discontinued operations	—	—	—	—	—
Net income	$1.48	$1.74	$1.32	$0.61	$0.73
Diluted—
Income from continuing operations	$1.47	$1.72	$1.30	$0.61	$0.73
Income (loss) from discontinued operations	—	—	—	—	—
Net income	$1.47	$1.72	$1.30	$0.61	$0.73
Cash dividends per share	$0.295	$0.275	$0.250	$0.225	$0.210
BALANCE SHEET DATA:
Working capital	$115,629	$98,276	$118,882	$111,433	$109,618
Total assets	$881,120	$708,903	$691,594	$655,942	$592,789
Total debt	$60,539	$2,811	$11,507	$40,346	$2,000
Total stockholders’ equity	$417,945	$376,633	$365,005	$321,393	$314,022
Total Comfort Systems USA, Inc. stockholders’ equity	$417,945	$376,633	$346,721	$306,281	$295,834

(1)	Included in operating income is a goodwill impairment charge of $1.1 million for 2017 and $0.7 million for 2014. There were no goodwill impairment charges for 2016, 2015 or 2013.

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

As of December 31, 2017, we had 4,690 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $504,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $1.83 billion of aggregate contract value as of December 31, 2017, or approximately 80%, out of a total contract value for all projects in progress of $2.36 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2017, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,221	$529.8
$1 million - $5 million	368	828.6
$5 million - $10 million	70	464.7
$10 million - $15 million	18	221.3
Greater than $15 million	13	319.6
Total	4,690	$2,364.0

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the three-year period from 2015 to 2017, there was an increase in overall activity levels and we currently expect that activity will continue at these improved levels during 2018.

As a result of our continued strong emphasis on cash flow, at December 31, 2017 we had modest indebtedness under our revolving credit facility, with positive uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last nineteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2018 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term, and we believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

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

Percentage of Completion Method of Accounting

Approximately 81% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2017. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2017.

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

Accounting for Deferred Tax Assets

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more-likely-than-not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

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

We estimate the fair value of the reporting unit based on a market approach and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long‑term growth rates and the determination of terminal values. The market approach utilized market multiples of invested capital from comparable publicly traded companies (“public company approach”). The market multiples from invested capital include revenue, book equity plus debt and earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”).

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

Results of Operations (in thousands):

	Year Ended December 31,
	2017		2016		2015
Revenue	$1,787,922	100.0%	$1,634,340	100.0%	$1,580,519	100.0%
Cost of services	1,421,641	79.5%	1,290,331	79.0%	1,262,390	79.9%
Gross profit	366,281	20.5%	344,009	21.0%	318,129	20.1%
Selling, general and administrative expenses	266,586	14.9%	243,201	14.9%	228,965	14.5%
Goodwill impairment	1,105	0.1%	—	—	—	—
Gain on sale of assets	(670)	—	(761)	—	(880)	(0.1)%
Operating income	99,260	5.6%	101,569	6.2%	90,044	5.7%
Interest income	70	—	9	—	72	—
Interest expense	(3,156)	(0.2)%	(2,345)	(0.1)%	(1,753)	(0.1)%
Changes in the fair value of contingent earn-out obligations	3,715	0.2%	731	—	225	—
Other income (expense)	1,049	0.1%	1,097	0.1%	76	—
Income before income taxes	100,938	5.6%	101,061	6.2%	88,664	5.6%
Provision for income taxes	45,666		36,165		31,224
Net income including noncontrolling interests	55,272	3.1%	64,896	4.0%	57,440	3.6%
Less: Net income attributable to noncontrolling interests	—		—		8,076
Net income attributable to Comfort Systems USA, Inc.	$55,272		$64,896		$49,364

2017 Compared to 2016

We had 35 operating locations as of December 31, 2016. During 2017, we completed one acquisition in the second quarter of 2017, known as “BCH”, that reports as a separate operating location in the Tampa, Florida area. Other than the addition of BCH, we did not make any changes to operating locations. As of December 31, 2017, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2017 to 2016, as described below, excludes nine months of results for BCH, which was acquired in April 2017 as well as the first month of 2017 for Shoffner, which was acquired in February 2016. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data.

Revenue—Revenue increased $153.6 million, or 9.4% to $1.79 billion in 2017 compared to 2016. The increase included a 6.4% increase related to the acquisitions of BCH and Shoffner and a 3.0% increase in revenue related to same‑store activity. The same‑store revenue increase was primarily due to one of our Virginia operations ($24.1 million) and our Wisconsin operation ($22.9 million), which experienced increased large project work compared to the prior year, specifically in the industrial sector.

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

Backlog as of December 31, 2017 was $948.4 million, a 5.2% increase from September 30, 2017 backlog of $901.2 million and a 24.2% increase from December 31, 2016 backlog of $763.4 million. Sequential backlog increased primarily due to increased project bookings at our North Carolina operation ($43.0 million). The year‑over‑year backlog increase included the acquisition of BCH ($30.0 million or 3.9%).  Same-store backlog increased 20.3% primarily due to increased project bookings at our North Carolina operation ($63.3 million), one of our Virginia operations ($39.0 million) and our Colorado operation ($37.3 million).

Gross Profit—Gross profit increased $22.3 million, or 6.5%, to $366.3 million in 2017 as compared to 2016. The increase included a $18.3 million, or 5.3%, increase related to the acquisitions of BCH and Shoffner and a $4.0 million, or 1.2%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to increased volumes at our Wisconsin operation ($6.9 million) and our New Hampshire operation ($3.7 million).  This was partially offset by a decrease at our North Carolina operation ($6.4 million), which has experienced lower project activity when compared to the same period in 2016. As a percentage of revenue, gross profit decreased from 21.0% in 2016 to 20.5% in 2017 primarily due to a $3.6 million increase in amortization expense, primarily related to the BCH acquisition, as well as the factors discussed above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $23.4 million, or 9.6%, to $266.6 million for 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $7.3 million, or 3.1%. This increase is primarily due to $0.8 million in compensation costs related to leadership changes and the increase in same-store revenue.  Additionally, we incurred $0.4 million in expenses in the first quarter of 2017 related to the acquisition of BCH completed on April 1, 2017. Amortization expense increased $5.6 million during the period primarily as a result of the BCH acquisition. As a percentage of revenue, SG&A was 14.9% in both 2017 and 2016.

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

	Year Ended
	December 31,
	2017	2016
	(in thousands)
SG&A	$266,586	$243,201
Less: SG&A from companies acquired	(10,493)	—
Less: Amortization expense	(11,759)	(6,165)
Same-store SG&A, excluding amortization expense	$244,334	$237,036

Interest Expense—Interest expense increased $0.8 million, or 34.6%, in 2017. The increase reflects the increased borrowings on the revolving credit facility as well as notes to former owners used to fund the BCH acquisition during the second quarter of 2017.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations increased $3.0 million in 2017 compared to 2016. This increase was the result of reducing our obligation related to the BCH acquisition primarily due to results being below the initial estimate as a result of the impact of Hurricane Irma and less project activity than previously estimated. In 2016, based on updated measurements of estimated future cash flows for our contingent obligations, we reduced our obligation related to the EAS acquisition resulting in a gain of $0.8 million.

Other Income—Other income remained relatively flat in 2017 compared to 2016. In the fourth quarter of 2017, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a $1.0 million gain in the fourth quarter of 2017 in “Other Income” as a result of these settlements. Additionally, in the fourth quarter of 2016, we entered into a separate settlement agreement with BP related to a claim from another one of our subsidiaries and recorded a $0.6 million gain in the fourth quarter of 2016 in “Other Income”. While we still have other subsidiaries with outstanding claims against BP related to this matter, we cannot predict when or if we will receive any further settlement compensation as a result of these outstanding claims.

Provision for Income Taxes—We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

Our effective tax rate for 2017 was 45.2%, as compared to 35.8% in 2016. The effective rate for 2017 was higher than the 35% federal statutory rate primarily due to the remeasurement of net deferred tax assets for the corporate tax rate reduction to 21% (9.4%), net state income taxes (2.8%) partially offset by the domestic production activities deduction (2.1%) and deductions for stock-based compensation (1.3%). The effective rate for 2016 was higher than the 35% federal statutory rate primarily due to net state income taxes (4.2%) partially offset by the domestic production activities deduction (2.0%) and a decrease in valuation allowances (1.2%). Refer to Note 9 in the Consolidated Financial Statements for a reconciliation of the federal statutory rate to the effective tax rate reflected in our financial statements.

The increase in the effective tax rate from 2016 to 2017 was primarily due to the impact from the remeasurement of net deferred tax assets for the corporate tax rate reduction to 21% pursuant to the recently enacted Tax Cuts and Jobs Act. While we believe we were able to make reasonable estimates of the impact of the Tax Cuts and Jobs Act in these financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

We currently estimate our effective tax rate for 2018 will be between 22% and 27%. This includes the impact of a decrease in unrecognized tax benefits of up to $8.7 million that is expected within the next twelve months due to the filing of a federal income tax automatic accounting method change application. Approximately $3.0 million of the decrease is expected to impact our effective tax rate. Starting in 2019, we currently estimate our effective tax rate will be between 25% and 30%. We expect our future tax rates to be lower than 2017 primarily due to the corporate tax rate reduction to 21% effective January 1, 2018. These estimates also reflect the repeal of the domestic production activities deduction and other items of the Tax Cuts and Jobs Act that partially offset the benefit from the reduction in the corporate tax rate.

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

Other Income—Other income increased $1.0 million in 2016 compared to 2015. In the fourth quarter of 2016, we entered into a settlement agreement with British Petroleum (“BP”) related to a claim from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a $0.6 million gain in the fourth quarter of 2016 in “Other Income” as a result of this settlement.

Provision for Income Taxes—We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

Our effective tax rate for 2016 was 35.8%, as compared to 35.2% in 2015. The effective rate for 2016 was higher than the 35% federal statutory rate primarily due to net state income taxes (4.2%) partially offset by the domestic production activities deduction (2.0%) and a decrease in valuation allowances (1.2%). The effective rate for 2015 was slightly higher than the 35% federal statutory rate primarily due to an increase in net state income taxes (3.9%) which was partially offset by a decrease from the impact of the noncontrolling interest of EAS which for federal tax purposes is treated as a partnership (3.2%). Refer to Note 9 in the Consolidated Financial Statements for a reconciliation of the federal statutory rate to the effective tax rate reflected in our financial statements. The increase in the effective tax rate from 2015 to 2016 was primarily due to the impact of our noncontrolling interests, which was partially offset by the impact on the rate from the benefits from deductions on stock-based compensation, valuation allowances and net state income taxes.

Net Income Attributable to Noncontrolling Interests— There was no net income attributable to noncontrolling interests for 2016 due to our January 1, 2016 purchase of the remaining 40% noncontrolling interest in Environmental Air Systems, LLC.

Outlook

Industry conditions improved during the three-year period from 2015 to 2017 and we currently expect that activity will continue at these improved levels during 2018. Our emphasis for 2018 will be on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions, we currently expect improvement in our revenue and net earnings in 2018.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$114,090	$91,188	$97,867
Investing activities	(128,968)	(79,318)	(25,628)
Financing activities	19,346	(36,260)	(47,839)
Net increase (decrease) in cash and cash equivalents	$4,468	$(24,390)	$24,400
Free cash flow:
Cash provided by operating activities	$114,090	$91,188	$97,867
Purchases of property and equipment	(35,467)	(23,217)	(20,808)
Proceeds from sales of property and equipment	1,359	1,062	1,338
Free cash flow	$79,982	$69,033	$78,397

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

2017 Compared to 2016

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

We generated $114.1 million of cash flow from operating activities during 2017 compared with $91.2 million during 2016. The $22.9 million increase is primarily due to the $22.3 million increase in gross profit, increases in billings in excess of costs of $21.6 million, primarily due to the timing of billings and various project work, and increases in accounts payable and accrued liabilities of $19.3 million due to increased activity and revenue as well as increased compensation accruals. These increases to operating cash flow were partially offset by the change in receivables of $44.8 million primarily related to the timing of customer billings and payments.

Cash Used in Investing Activities—Cash used in investing activities was $129.0 million for 2017 compared to $79.3 million during 2016. The $49.7 million increase in cash used primarily relates to cash paid (net of cash acquired)

for the BCH acquisition in 2017 of $86.1 million compared to the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $19.3 million for 2017 compared to cash used in financing activities of $36.3 million during 2016. The $55.6 million increase in cash provided by financing activities primarily relates to $55.0 million of additional net proceeds from the revolving line of credit in 2017 compared to the prior year.

2016 Compared to 2015

Cash Provided by Operating Activities—We generated $91.2 million of cash flow from operating activities during 2016 compared with $97.9 million during 2015. The $6.7 million decrease is primarily due to decreases in billings in excess of costs of $16.3 million, primarily due to the timing of billings and various project work, and increases in prepaid expenses and other current assets of $9.2 million, primarily due to increases of insurance receivables. These uses of operating cash flow were partially offset by the change in receivables of $10.6 million primarily related to the timing of customer billings and payments and overall higher net income in 2016 compared to 2015.

Cash Used in Investing Activities—Cash used in investing activities was $79.3 million for 2016 compared to $25.6 million during 2015. The $53.7 million increase in cash used primarily relates to cash paid for the EAS and Shoffner acquisitions that were completed in 2016.

Cash Used in Financing Activities—Cash used in financing activities was $36.3 million for 2016 compared to $47.8 million during 2015. The $11.6 million decrease in cash used in financing activities primarily relates to $18.5 million less in net payments on the revolving line of credit in 2016. Additionally, we repurchased $4.8 million of incremental shares in 2016 and did not have distributions to noncontrolling interests after we acquired the remaining 40% noncontrolling interest in EAS.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2017, we repurchased 0.3 million shares for approximately $9.0 million at an average price of $34.23 per share.

Debt

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of December 31, 2017, we had $45.0 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $240.4 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.8% as of December 31, 2017.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense on notes to former owners	$365	$70	$25
Interest expense on borrowings and unused commitment fees	1,862	1,251	692
Letter of credit fees	553	657	719
Amortization of debt financing costs	376	367	317
Total	$3,156	$2,345	$1,753

The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2017 (in thousands):

Net income including noncontrolling interests	$55,272
Provision for income taxes	45,666
Interest expense, net	3,086
Depreciation and amortization expense	37,456
Stock-based compensation	6,377
Goodwill impairment	1,105
Pre-acquisition results of acquired companies, as defined under the Facility	4,597
Credit Facility Adjusted EBITDA	$153,559

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of December 31, 2017 was 0.4.

Fixed Charge Coverage Ratio— The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, provision for income taxes, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2017 was 21.8.

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

We were in compliance with all of our financial covenants as of December 31, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.3 million as of December 31, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of December 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2017, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

Outlook

We have generated positive net free cash flow for the last nineteen calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

The following recaps the future maturities of our contractual obligations as of December 31, 2017 (in thousands):

	Twelve Months Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit facility	$—	$—	$—	$45,000	$—	$—	$45,000
Notes to former owners	513	512	7,150	7,150	—	—	15,325
Other debt	100	114	—	—	—	—	214
Interest payable	1,716	1,697	1,533	264	—	—	5,210
Operating lease obligations	13,963	11,892	9,838	7,921	6,266	21,726	71,606
Total	$16,292	$14,215	$18,521	$60,335	$6,266	$21,726	$137,355

As discussed in Note 9 “Income Taxes”, included in our Consolidated Balance Sheet at December 31, 2017 is approximately $8.9 million of unrecognized tax benefits. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash outflows relating to these liabilities. We, however, expect to recognize a decrease in unrecognized tax benefits of up to $8.7 million within the next twelve months due to the filing of a federal income tax automatic accounting method change application. Approximately $3.0 million of the decrease is expected to impact our effective tax rate.

As of December 31, 2017, we also have $39.6 million in letter of credit commitments, of which $15.1 million will expire in 2018 and $24.5 million will expire in 2019. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2018, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2017:

	Twelve Months Ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt	$513	$512	$7,150	$7,150	$—	$—	$15,325
Average Interest Rate	3.0%	3.0%	3.0%	3.0%	—	—	3.0%
Variable Rate Debt	$100	$114	$—	$45,000	$—	$—	$45,214

The interest rate applicable to the variable rate debt was approximately 3.8% as of December 31, 2017. The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.8% as of December 31, 2017.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other‑than‑temporarily impaired. During the year ended December 31, 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. We did not recognize any other impairments, in the current year, on those assets required to be measured at fair value on a nonrecurring basis.

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

ITEM 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas

February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comfort Systems USA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

February 22, 2018

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,542	$32,074
Accounts receivable, less allowance for doubtful accounts of $3,400 and $4,288, respectively	382,867	318,837
Other receivables	21,235	20,363
Inventories	10,303	9,208
Prepaid expenses and other	8,294	6,106
Costs and estimated earnings in excess of billings	30,116	29,369
Total current assets	489,357	415,957
PROPERTY AND EQUIPMENT, NET	87,591	68,195
GOODWILL	200,584	149,208
IDENTIFIABLE INTANGIBLE ASSETS, NET	76,044	42,435
DEFERRED TAX ASSETS	22,966	27,170
OTHER NONCURRENT ASSETS	4,578	5,938
Total assets	$881,120	$708,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$613	$600
Current maturities of long-term capital lease obligations	—	163
Accounts payable	132,011	103,440
Accrued compensation and benefits	69,217	61,712
Billings in excess of costs and estimated earnings	106,005	83,985
Accrued self-insurance	32,228	33,520
Other current liabilities	33,654	34,261
Total current liabilities	373,728	317,681
LONG-TERM DEBT	59,926	1,955
LONG-TERM CAPITAL LEASE OBLIGATIONS	—	93
DEFERRED TAX LIABILITIES	2,263	2,289
OTHER LONG-TERM LIABILITIES	27,258	10,252
Total liabilities	463,175	332,270
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,936,291 and 3,914,251 shares, respectively	(63,519)	(57,387)
Additional paid-in capital	312,784	309,625
Retained earnings	168,269	123,984
Total stockholders’ equity	417,945	376,633
Total liabilities and stockholders’ equity	$881,120	$708,903

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016	2015
REVENUE	$1,787,922	$1,634,340	$1,580,519
COST OF SERVICES	1,421,641	1,290,331	1,262,390
Gross profit	366,281	344,009	318,129
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	266,586	243,201	228,965
GOODWILL IMPAIRMENT	1,105	—	—
GAIN ON SALE OF ASSETS	(670)	(761)	(880)
Operating income	99,260	101,569	90,044
OTHER INCOME (EXPENSE):
Interest income	70	9	72
Interest expense	(3,156)	(2,345)	(1,753)
Changes in the fair value of contingent earn-out obligations	3,715	731	225
Other	1,049	1,097	76
Other income (expense)	1,678	(508)	(1,380)
INCOME BEFORE INCOME TAXES	100,938	101,061	88,664
PROVISION FOR INCOME TAXES	45,666	36,165	31,224
NET INCOME INCLUDING NONCONTROLLING INTERESTS	55,272	64,896	57,440
Less: Net income attributable to noncontrolling interests	—	—	8,076
NET INCOME ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.	$55,272	$64,896	$49,364

INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic	$1.48	$1.74	$1.32
Diluted	$1.47	$1.72	$1.30

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,239	37,335	37,442
Diluted	37,672	37,811	37,868
DIVIDENDS PER SHARE	$0.295	$0.275	$0.250

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2014	41,123,365	$411	(3,853,586)	$(43,598)	$320,084	$29,384	$15,112	$321,393
Net income	—	—	—	—	—	49,364	8,076	57,440
Issuance of Stock:
Issuance of shares for options exercised including tax benefit	—	—	317,333	3,728	966	—	—	4,694
Issuance of restricted stock & performance stock	—	—	200,015	2,292	(626)	—	—	1,666
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(44,590)	(937)	—	—	—	(937)
Tax benefit from vesting of restricted stock	—	—	—	—	284	—	—	284
Stock-based compensation	—	—	—	—	3,057	—	—	3,057
Dividends	—	—	—	—	—	(9,358)	—	(9,358)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4,904)	(4,904)
Share repurchase	—	—	(315,953)	(8,330)	—	—	—	(8,330)
BALANCE AT DECEMBER 31, 2015	41,123,365	411	(3,696,781)	(46,845)	323,765	69,390	18,284	365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interest	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	411	(3,914,251)	(57,387)	309,625	123,984	—	376,633
Net income	—	—	—	—	—	55,272	—	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	—	3,785
Dividends	—	—	—	—	—	(10,987)	—	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	$411	(3,936,291)	$(63,519)	$312,784	$168,269	$—	$417,945

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$55,272	$64,896	$57,440
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	17,404	8,185	7,481
Depreciation expense	20,052	17,981	15,935
Goodwill impairment	1,105	—	—
Bad debt expense (benefit)	182	(27)	1,552
Deferred tax provision (benefit)	4,178	(1,239)	(414)
Amortization of debt financing costs	376	367	317
Gain on sale of assets	(670)	(761)	(880)
Changes in the fair value of contingent earn-out obligations	(3,715)	(731)	(225)
Stock-based compensation	6,377	5,041	5,609
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(37,799)	7,038	(3,584)
Inventories	(584)	213	956
Prepaid expenses and other current assets	2,467	(8,850)	364
Costs and estimated earnings in excess of billings	1,869	3,144	(3,630)
Other noncurrent assets	1,005	(143)	(479)
Increase (decrease) in—
Accounts payable and accrued liabilities	22,068	2,736	11,617
Billings in excess of costs and estimated earnings	13,265	(8,351)	7,908
Other long-term liabilities	11,238	1,689	(2,100)
Net cash provided by operating activities	114,090	91,188	97,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,467)	(23,217)	(20,808)
Proceeds from sales of property and equipment	1,359	1,062	1,338
Cash paid for acquisitions, net of cash acquired	(94,860)	(57,163)	(6,158)
Net cash used in investing activities	(128,968)	(79,318)	(25,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	177,000	144,000	24,500
Payments on revolving line of credit	(132,000)	(154,000)	(53,000)
Payments on other debt	(835)	(592)	—
Payments on capital lease obligations	(256)	(251)	(443)
Debt financing costs	—	(789)	—
Payments of dividends to stockholders	(10,987)	(10,264)	(9,358)
Share repurchase	(9,007)	(13,088)	(8,330)
Shares received in lieu of tax withholding	(1,419)	(1,304)	(937)
Excess tax benefit of stock-based compensation	—	—	1,240
Proceeds from exercise of options	2,052	1,578	3,738
Distributions to noncontrolling interests	—	—	(4,904)
Deferred acquisition payments	(2,802)	(1,350)	—
Payments for contingent consideration arrangements	(2,400)	(200)	(345)
Net cash provided by (used in) financing activities	19,346	(36,260)	(47,839)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,468	(24,390)	24,400
CASH AND CASH EQUIVALENTS, beginning of year	32,074	56,464	32,064
CASH AND CASH EQUIVALENTS, end of year	$36,542	$32,074	$56,464

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 38% of our consolidated 2017 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 62% attributable to maintenance, repair and replacement services.

Our consolidated 2017 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve:

	Revenue
Service Activity	$ in thousands	%
HVAC and Plumbing	$1,615,468	90%
Building Automation Control Systems	94,041	5%
Other	78,413	5%
Total	$1,787,922	100%

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2017	2016	2015
Interest	$2,832	$1,864	$1,408
Income taxes	$38,144	$29,349	$35,538

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update on the adoption date. We plan to use the modified retrospective basis on the adoption date. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We believe the areas that may impact us the most include accounting for variable consideration, capitalization of incremental costs of obtaining a contract and the guidance on the number of performance obligations contained in a contract. We currently expect the adoption of ASU 2014-09 to have an impact of less than $0.5 million on our consolidated financial statements.

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

Revenue Recognition

Approximately 81% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process in connection with obtaining installation contracts, we estimate our contract costs, which include all direct materials (exclusive of rebates), labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption

“Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other material costs are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Contracts in progress are as follows (in thousands):

	December 31,
	2017	2016
Costs incurred on contracts in progress	$1,288,330	$1,116,182
Estimated earnings, net of losses	253,641	207,252
Less—Billings to date	(1,617,860)	(1,378,050)
	$(75,889)	$(54,616)
Costs and estimated earnings in excess of billings	$30,116	$29,369
Billings in excess of costs and estimated earnings	(106,005)	(83,985)
	$(75,889)	$(54,616)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2017 and 2016 were $68.7 million and $60.7 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2017 and 2016 included $11.9 million and $10.1 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2017.

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

We estimate the fair value of the reporting unit based on a market approach and an income approach, which utilizes discounted future cash flows. Assumptions critical to the fair value estimates under the discounted cash flow model include discount rates, cash flow projections, projected long‑term growth rates and the determination of terminal values. The market approach utilizes market multiples of invested capital from comparable publicly traded companies (“public company approach”). The market multiples from invested capital include revenue, book equity plus debt and earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”).

We amortize identifiable intangible assets with finite lives over their useful lives. Changes in strategy and/or market condition may result in adjustments to recorded intangible asset balances.

Long‑Lived Assets

Long‑lived assets are comprised principally of goodwill, identifiable intangible assets, property and equipment, and deferred tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use estimates of future income from operations and cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

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

Self‑Insurance Liabilities

We are substantially self‑insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per‑incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer‑developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third‑party actuary quarterly. Our self‑insurance arrangements are further discussed in Note 11 “Commitments and Contingencies.”

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

Deferred taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more-likely-than-not some portion or all of the deferred tax assets will not be realized.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more-likely-than-not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions may be disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component in provision for income taxes in our Consolidated Statements of Operations.

Segment Disclosure

Our activities are within the mechanical services industry, which is the single industry segment we serve. Each operating unit represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 2% of consolidated 2017 revenue.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Balance	Fair Value Measurements at Reporting Date
	December 31,
	2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$36,542	$36,542	$—	$—
Life insurance—cash surrender value	$3,128	$—	$3,128	$—
Contingent earn-out obligations	$7,993	$—	$—	$7,993

	December 31,
	2016	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,074	$32,074	$—	$—
Life insurance—cash surrender value	$3,697	$—	$3,697	$—
Contingent earn-out obligations	$2,531	$—	$—	$2,531

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

One of our operations has life insurance policies covering 42 employees with a combined face value of $31.3 million. The policies are invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.1 million as of December 31, 2017 and $3.7 million as of December 31, 2016. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

	December 31,
	2017	2016
Balance at beginning of year	$2,531	$450
Issuances	11,755	3,240
Settlements	(2,578)	(428)
Adjustments to fair value	(3,715)	(731)
Balance at end of year	$7,993	$2,531

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. See Note 5 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.  No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2016 and 2015. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

On April 1, 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”). BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States, which reports as a separate operating location.

The following summarizes the acquisition date fair value of consideration transferred and identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Cash and cash equivalents	$9,613
Receivables	28,263
Costs and estimated earnings in excess of billings	1,690
Other current assets	708
Property and equipment	3,927
Goodwill	50,512
Identifiable intangible assets	46,500
Accounts payable and other current liabilities	(11,763)
Billings in excess of costs and estimated earnings	(8,039)
Other non-current liabilities	(104)
Total purchase price	$121,307

The total purchase price was $121.3 million, including $95.4 million in cash, $14.3 million in notes payable to former owners and an $11.6 million contingent earn-out obligation. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

The contingent earn-out obligation is based upon exceeding specified earnings milestones each year during a four-year period. We determined the initial fair value of the contingent earn-out obligation based on a Monte Carlo simulation model which represents a Level 3 measurement. We measure the contingent earn-out obligation at fair value each reporting period and changes in the estimated fair value of the contingent payments are recognized in earnings.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of this transaction is tax deductible.

The acquired assets include the following (in thousands):

	Valuation	Estimated	Estimated
	Method	Amortization Life	Value
Customer relationships	Excess Earnings	10 years	$36,500
Backlog	Excess Earnings	1 year	6,300
Tradenames	Relief-from-royalty	25 years	3,700
Total acquired intangible assets			$46,500

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The tradename value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 13%-18%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

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

We completed various other acquisitions in 2017 and 2016 which were not material, individually or in the aggregate, and were “tucked-in” with existing operations. The total purchase price for the “tucked-in” acquisitions, including earn-outs, was $9.4 million in 2017 and $0.1 million in 2016.

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

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$149,208	$143,874
Additions (See Note 4)	52,481	5,334
Impairment adjustment	(1,105)	—
Balance at end of year	$200,584	$149,208

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

Prior to our annual goodwill impairment test in 2017, we recorded a goodwill impairment charge of $1.1 million during the first quarter of 2017. Based on changes to our market strategy that occurred in March 2017 related to our reporting unit based in California, we reevaluated our projected future earnings for this operating location and determined that we could no longer support the related goodwill balance and therefore the goodwill associated with this location was fully impaired. The fair value was estimated using a discounted cash flow model.

During 2016, we performed a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with a market valuation approach. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2016. Based on this assessment, we concluded that the fair value of each of the reporting units was greater than its carrying value. As of October 1, 2016, the fair value exceeded the carrying value by a significant margin for all of our reporting units with a goodwill balance.

During 2015, we performed a qualitative assessment for each reporting unit and no further testing was required.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Estimated	2017		2016
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$98,244	$(47,057)	$57,230	$(36,758)
Backlog	1 - 2	6,300	(5,478)	3,600	(3,433)
Noncompete agreements	2 - 7	—	—	2,890	(2,890)
Tradenames	2 - 25	35,340	(11,305)	31,640	(9,844)
Total		$139,884	$(63,840)	$95,360	$(52,925)

The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to “Selling, General and Administrative Expenses” on a pattern of economic benefit or a straight‑line method over periods from one to twenty‑five years. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $17.4 million, $8.2 million and $7.5 million, respectively.

At December 31, 2017, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2018	$13,786
2019	11,320
2020	9,252
2021	7,651
2022	6,041
Thereafter	27,994
Total	$76,044

6. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2017	2016
Land	—	$2,745	$2,745
Transportation equipment	1 - 7	87,120	74,137
Machinery and equipment	1 - 20	30,064	27,843
Computer and telephone equipment	1 - 10	20,463	20,791
Buildings and leasehold improvements	1 - 40	38,422	35,166
Furniture and fixtures	1 - 17	4,473	4,224
Construction in progress	—	12,614	425
		195,901	165,331
Less—Accumulated depreciation		(108,310)	(97,136)
Property and equipment, net		$87,591	$68,195

Depreciation expense, including capital lease amortization, for the years ended December 31, 2017, 2016 and 2015 was $20.1 million, $18.0 million and $15.9 million, respectively.

7. Detail of Certain Balance Sheet Accounts

Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$4,288	$5,158	$4,379
Bad debt expense (benefit)	182	(27)	1,552
Deductions for uncollectible receivables written off, net of recoveries	(1,829)	(876)	(798)
Allowance for doubtful accounts of acquired companies at date of acquisition	759	33	25
Balance at end of year	$3,400	$4,288	$5,158

Other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued warranty costs	$6,149	$6,702
Accrued job losses	598	1,269
Accrued sales and use tax	2,308	1,973
Deferred revenue	3,895	5,257
Liabilities due to former owners	2,981	4,196
Other current liabilities	17,723	14,864
	$33,654	$34,261

8. Long‑Term Debt Obligations

Long‑term debt obligations consist of the following (in thousands):

	December 31,
	2017	2016
Revolving credit facility	$45,000	$—
Notes to former owners	15,325	2,250
Other debt	214	305
Capital lease obligations	—	256
Total debt	60,539	2,811
Less—current portion	(613)	(763)
Total long-term portion of debt	$59,926	$2,048

At December 31, 2017, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2018	$613
2019	626
2020	7,150
2021	52,150
$60,539

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense on notes to former owners	$365	$70	$25
Interest expense on borrowings and unused commitment fees	1,862	1,251	692
Letter of credit fees	553	657	719
Amortization of debt financing costs	376	367	317
Total	$3,156	$2,345	$1,753

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of December 31, 2017, we had $45.0 million of outstanding borrowings, $39.6 million in letters of credit outstanding and $240.4 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties, and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2017, the book value of these assets was approximately $40.9 million.

Covenants and Restrictions

The Facility contains financial covenants defining various measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2017 (in thousands):

Net income including noncontrolling interests	$55,272
Provision for income taxes	45,666
Interest expense, net	3,086
Depreciation and amortization expense	37,456
Stock-based compensation	6,377
Goodwill impairment	1,105
Pre-acquisition results of acquired companies, as defined under the Facility	4,597
Credit Facility Adjusted EBITDA	$153,559

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of December 31, 2017 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, provision for income taxes, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2017 was 21.8.

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

We were in compliance with all of our financial covenants as of December 31, 2017.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2017 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	1.87%
Wells Fargo Bank, N.A. Prime Rate	4.50%
One-month LIBOR plus 1.00%	2.56%
Eurodollar Rate Loan Option:
One-month LIBOR	1.56%
Six-month LIBOR	1.84%

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 2.8% as of December 31, 2017.

Notes to Former Owners

As part of the consideration used to acquire two companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.3 million as of December 31, 2017. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of December 31, 2017 and bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2017 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in February 2018 and 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2017, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

9. Income Taxes

Provision for Income Taxes

The provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2017	2016	2015
Current tax provision—
Federal	$35,434	$32,721	$27,564
State and Puerto Rico	6,054	4,683	4,065
Total current	41,488	37,404	31,629
Deferred tax provision (benefit)—
Federal	5,391	(2,101)	(1,481)
State and Puerto Rico	(1,213)	862	1,076
Total deferred	4,178	(1,239)	(405)
Provision for income taxes	$45,666	$36,165	$31,224

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 resulted in effective tax rates on continuing operations of 45.2%, 35.8% and 35.2%, respectively. The reasons for the differences between these effective tax rates and the 35% federal statutory rate are as follows (in thousands):

	December 31,
	2017	2016	2015
Income taxes at the federal statutory rate of 35%	$35,328	$35,371	$31,032
Increases (decreases) resulting from—
Net state income taxes	2,838	4,262	3,432
Valuation allowances	91	(1,254)	463
Net unrecognized tax benefits	153	20	(72)
Noncontrolling interests	—	—	(2,827)
Nondeductible expenses	1,134	825	751
Stock-based compensation deductions	(1,320)	(885)	—
Domestic production activities deduction	(2,112)	(2,026)	(1,701)
Corporate tax rate reduction to 21%	9,478	—	—
Other	76	(148)	146
Provision for income taxes	$45,666	$36,165	$31,224

While we believe we were able to make reasonable estimates of the impact of the recently enacted Tax Cuts and Jobs Act in these financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the balance sheets are as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Deferred tax assets—
Accounts receivable and allowance for doubtful accounts	$715	$1,627
Stock-based compensation	2,297	3,036
Accrued liabilities and expenses	19,555	23,000
Net operating loss carryforwards	6,007	5,053
Goodwill	—	875
Intangible assets	2,272	—
Other	544	759
Subtotal	31,390	34,350
Valuation allowances	(3,500)	(3,184)
Total deferred tax assets	27,890	31,166
Deferred tax liabilities—
Property and equipment	(4,668)	(4,398)
Long-term contracts	(625)	(637)
Goodwill	(1,572)	—
Intangible assets	—	(737)
Other	(322)	(513)
Total deferred tax liabilities	(7,187)	(6,285)
Net deferred tax assets	$20,703	$24,881

The deferred tax assets and liabilities as of December 31, 2017 were remeasured to account for the corporate tax rate reduction to 21%, resulting in an increase to the provision for income taxes of $9.5 million. The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets	$22,966	$27,170
Deferred tax liabilities	$2,263	$2,289

As of December 31, 2017, we had $6.0 million of future tax benefits related to $71.8 million of available state and Puerto Rican net operating loss carryforwards (“NOLs”), which begin to expire between 2018 and 2037. Valuation allowances of $3.5 million have been recorded against certain state NOLs and deferred tax assets and all of our Puerto Rican NOLs. We recorded an increase in valuation allowances of $0.3 million for the year ended December 31, 2017. The $2.5 million deferred tax asset for state NOLs, net of related valuation allowances, reflects our conclusion that it is more-likely-than-not these assets will be realized based upon expected future earnings in certain subsidiaries.

We update this assessment of the realizability of deferred tax assets relating to state NOLs annually. A return to profitability in our entities with valuation allowances on their NOLs and other deferred tax assets would result in a reversal of a portion of the valuation allowance relating to realized deferred tax assets. A sustained period of profitability could cause a change in our judgment of the remaining deferred tax assets. If that were to occur, then it is likely that we would reverse some or all of the remaining valuation allowances.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Balance at beginning of year	$240	$240	$343
Additions based on tax positions related to current year	8,689	—	—
Additions based on tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	—	—	(103)
Reductions for settlements with tax authorities	—	—	—
Balance at end of year	$8,929	$240	$240

As of December 31, 2017 and 2016, we had $8.9 million and $0.2 million, respectively, of unrecognized tax benefits, most of which, if recognized in future periods, would not impact our effective tax rate. We also had accrued $0.7 million and $0.4 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2017 and 2016, respectively. These liabilities are included in “Other Long‑Term Liabilities” in the consolidated balance sheets. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We expect to recognize a decrease in unrecognized tax benefits of up to $8.7 million within the next twelve months due to the filing of a federal income tax automatic accounting method change application. Approximately $3.0 million of the decrease is expected to impact our effective tax rate.

We are subject to taxation in the United States and various state jurisdictions. In the fourth quarter of 2017, we received a ‘no change letter’ from the Internal Revenue Service upon completion of its examination of the 2015 tax year. We remain open to examination by various state tax authorities for the 2009 tax year forward.

10. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full‑time and some part‑time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $7.8 million in 2017,

$7.8 million in 2016 and $7.1 million in 2015. Of these amounts, approximately $0.5 million and $0.2 million were payable to the plans at December 31, 2017 and 2016, respectively.

Certain of our subsidiaries also participate or have participated in various multi‑employer pension plans for the benefit of employees who are union members. As of December 31, 2017 and 2016, we had 6 and 5, respectively, who were union members. There were no contributions made to multi‑employer pension plans in 2017, 2016 or 2015. The data available from administrators of other multi‑employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi‑employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non‑current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $4.0 million recorded as of December 31, 2017 and 2016.

11. Commitments and Contingencies

Leases

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $21.1 million, $20.6 million, and $20.6 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight‑line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2017, 2016 and 2015 rent expense above are approximately $4.8 million, $5.1 million and $5.4 million of rent paid to these related parties, respectively.

The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2018	$13,963
2019	11,892
2020	9,838
2021	7,921
2022	6,266
Thereafter	21,726
$71,606

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

In the fourth quarter of 2017, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a $1.0 million gain in the fourth quarter of 2017 in “Other Income” as a result of these settlements. Additionally, in the fourth quarter of 2016, we entered into a separate settlement agreement with BP related to a claim from another one of our subsidiaries and recorded a $0.6 million gain in the fourth quarter of 2016 in “Other Income”. While we still have other subsidiaries with outstanding claims against BP related to this matter, we cannot predict when or if we will receive any further settlement compensation as a result of these outstanding claims.

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

Our self‑insurance arrangements as of December 31, 2017 were as follows:

Workers’ Compensation—The per‑incident deductible for workers’ compensation is $1.0 million. Losses above $1.0 million are determined by statutory rules on a state‑by‑state basis, and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $1.0 million and then we have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $1.0 million. We are fully insured for the next $1.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $0.5 million. We are fully insured for the next $1.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $100.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $100.0 million of aggregate excess loss coverage above applicable per‑incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $100.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

12. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non‑qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2017, there were 2.9 million shares available for issuance under this plan; however, following adoption of the 2017 Plan (described below), no additional shares will be issued under the 2012 Plan. The 2012 Plan will expire in May 2022.

2017 Omnibus Incentive Plan

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non‑qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2017, there were 2.9 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of December 31, 2017, we have repurchased a cumulative total of 7.6 million shares at an average price of $13.75 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2017, we repurchased 0.3 million shares for approximately $9.0 million at an average price of $34.23 per share.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2017. There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2016.  There were no anti-dilutive stock options for the year ended December 31, 2015.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Common shares outstanding, end of period	37,187	37,209	37,427
Effect of using weighted average common shares outstanding	52	126	15
Shares used in computing earnings per share—basic	37,239	37,335	37,442
Effect of shares issuable under stock option plans based on the treasury stock method	316	330	266
Effect of restricted and contingently issuable shares	117	146	160
Shares used in computing earnings per share—diluted	37,672	37,811	37,868

13. Stock‑Based Compensation

Grants of stock options, restricted stock and restricted stock units, and performance share units have been, under the 2012 Plan, and will be, under the 2017 Omnibus Incentive Plan (the “2017 Plan”), determined and administered by the compensation committee of the Board of Directors. Total stock‑based compensation expense was $6.4 million, $5.0 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense is recognized using the straight‑line method over the vesting period and generally vests over a three‑year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock‑based compensation arrangements was $2.4 million, $1.9 million and $2.1 million for each of the years ended December 31, 2017, 2016 and 2015. Subsequent to our adoption of ASU 2016-09 in the second quarter of 2016, we elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. As such, we present, in the consolidated statements of cash flows, the benefits of tax deductions in excess of recognized compensation costs (“excess tax benefits”) as operating cash flows for the years ended 2017 and 2016 and as financing cash flows for the year ended 2015.

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

Stock Options

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31,
	2017
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	714	$17.01
Granted	85	$36.25
Exercised	(146)	$14.08
Forfeited	(23)	$23.55
Expired	—	$—
Outstanding at end of year	630	$20.03
Options exercisable at end of year	444

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $1.9 million and $3.9 million, respectively. Stock options exercisable as of December 31, 2017 have a weighted‑average remaining contractual term of 5.3 years and an aggregate intrinsic value of $12.5 million. As of December 31, 2017, we have 0.6 million options that are vested or expected to vest; these options have a weighted average exercise price of $20.03 per share, have a weighted‑average remaining contractual term of 6.2 years and an aggregate intrinsic value of $14.9 million.

The following table summarizes information about stock options outstanding at December 31, 2017 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding at	Contractual	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2017	Life	Exercise Price	12/31/2017	Exercise Price
$11.00 - $15.00	265	4.16	$12.77	265	$12.77
$15.01 - $20.00	189	6.73	$17.93	149	$17.47
$20.01 - $36.25	176	8.69	$33.19	30	$30.36
$11.00 - $36.25	630	6.20	$20.03	444	$15.55

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black‑Scholes option valuation model. The fair values and the assumptions used for the 2017, 2016 and 2015 grants are shown in the table below:

	Year Ended December 31,
	2017	2016	2015
Weighted-average fair value per share of options granted	$11.43	$9.94	$6.33
Fair value assumptions:
Expected dividend yield	0.89%	0.97%	1.51%
Expected stock price volatility	34.5%	37.9%	38.4%
Risk-free interest rate	2.11%	1.41%	1.50%
Expected term	5.3 years	5.3 years	5.6 years

Stock options are accounted for as equity instruments. As of December 31, 2017, the unrecognized compensation cost related to stock options was $0.4 million, which is expected to be recognized over a weighted‑average period of 1.4 years. The total fair value of options vested during the year ended December 31, 2017 was $0.8 million.

The following table summarizes information about nonvested stock option awards as of December 31, 2017 and changes for the year ended December 31, 2017 (shares in thousands):

		Weighted-Average
		Grant Date
Stock Options	Shares	Fair Value
Nonvested at December 31, 2016	241	$7.83
Granted	85	$11.43
Vested	(117)	$7.23
Forfeited	(23)	$7.88
Nonvested at December 31, 2017	186	$9.85

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31,
	2017
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	126	$23.41
Granted	71	$35.69
Vested	(90)	$25.44
Forfeited	(15)	$26.34
Unvested at end of year	92	$30.48

Approximately $0.8 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted‑average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2017 was $2.3 million. The weighted‑average fair value per share of restricted stock shares and units awarded during 2017, 2016 and 2015 was $35.69, $30.25 and $20.64, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was $3.2 million, $3.6 million and $3.4 million, respectively.

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

Compensation expense for dollar‑denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record an accrued expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three‑year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2017 was $4.9 million. Of this amount, $2.2 million relates to the PSUs granted in 2015 whose performance period ended December 31, 2017. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $1.6 million and $2.6 million, respectively. At the December 31, 2017 calculated fair market value, approximately $0.7 million of compensation expense related to performance stock units will be recognized over a weighted‑average period of 1.2 years.

14. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized as follows (in thousands, except per share data):

	2017
	Q1	Q2	Q3	Q4
Revenue	$380,588	$465,411	$480,851	$461,072
Gross profit	75,954	95,738	100,858	93,731
Net income including noncontrolling interests (1)	7,477	17,972	22,284	7,539
Net income attributable to Comfort Systems USA, Inc. (1)	7,477	17,972	22,284	7,539
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic	$0.20	$0.48	$0.60	$0.20
Diluted	$0.20	$0.48	$0.59	$0.20

	2016
	Q1	Q2	Q3	Q4
Revenue	$385,942	$427,538	$428,760	$392,100
Gross profit	73,502	89,426	92,816	88,265
Net income including noncontrolling interests	9,841	17,717	20,471	16,867
Net income attributable to Comfort Systems USA, Inc.	9,841	17,717	20,471	16,867
INCOME PER SHARE ATTRIBUTABLE TO COMFORT SYSTEMS USA, INC.:
Basic	$0.26	$0.47	$0.55	$0.45
Diluted	$0.26	$0.47	$0.54	$0.45

(1)	In the fourth quarter of 2017, we recorded a $9.5 million increase to the provision for income taxes to remeasure our net deferred tax assets for the enacted corporate tax rate reduction.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The other information called for by this item has been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2017 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2017 and such information is hereby incorporated by reference.

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

(c)Excluded financial statements:

None.

ITEM 16.  Form 10-K Summary

The Company has determined not to include a summary of the information required by the Form 10-K under this Item 16 of the Form 10-K.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25 ,2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333‑24021
*10.1	Comfort Systems USA, Inc. 1997 Long‑Term Incentive Plan	10.1	333‑24021
*10.2	Comfort Systems USA, Inc. 1997 Non‑Employee Directors’ Stock Plan	10.2	333‑24021
*10.3	Amendment to the 1997 Non‑Employee Directors’ Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10‑Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333‑138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10‑K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non‑Employee Directors	10.7	2006 Form 10‑K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10‑Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10‑Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10‑Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8‑K
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co‑Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8‑K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10‑Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8‑K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	10.1	Second Quarter 2011 Form 10‑Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10‑Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10‑Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8‑K
*10.21	Form of 2012 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8‑K
*10.22	2012 Equity Incentive Plan	A	April 9, 2012 Proxy Statement
*10.23	2012 Senior Management Annual Performance Plan	B	April 9, 2012 Proxy Statement
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10‑Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.1	March 22, 2013 Form 8‑K
*10.26	Form of 2013 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8‑K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10‑Q
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10‑K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10‑K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10‑Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8‑K
*10.32	Form of 2014 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8‑K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10‑K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10‑Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 9, 2014	10.1	April 9, 2014 Form 8‑K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.37	Form of 2015 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8‑K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10‑Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10‑Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.41	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.42	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.43	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.44	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.45	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.46	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.47	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.48	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.49	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.50	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.51	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 22, 2018
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 22, 2018
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 22, 2018
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 22, 2018
Franklin Myers

/s/ Darcy G. Anderson	Director	February 22, 2018
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 22, 2018
Herman E. Bulls

/s/ Alfred J. Giardinelli, Jr.	Director	February 22, 2018
Alfred J. Giardinelli, Jr.

/s/ Alan P. Krusi	Director	February 22, 2018
Alan P. Krusi

/s/ James H. Schultz	Director	February 22, 2018
James H. Schultz

/s/ Constance E. Skidmore	Director	February 22, 2018
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 22, 2018
Vance W. Tang