Form 10-Q
period 2018-03-31
COMFORT SYSTEMS USA INC
filed 2018-04-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

The number of shares outstanding of the issuer’s common stock as of April 19, 2018 was 37,109,941 (excluding treasury shares of 4,013,424).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,219	$36,542
Billed accounts receivable, less allowance for doubtful accounts of $3,516 and $3,400, respectively	392,998	382,867
Unbilled accounts receivable	36,634	—
Other receivables	17,685	21,235
Inventories	11,029	10,303
Prepaid expenses and other	6,135	8,294
Costs and estimated earnings in excess of billings	2,093	30,116
Total current assets	491,793	489,357
PROPERTY AND EQUIPMENT, NET	88,298	87,591
GOODWILL	203,199	200,584
IDENTIFIABLE INTANGIBLE ASSETS, NET	78,332	76,044
DEFERRED TAX ASSETS	16,890	22,966
OTHER NONCURRENT ASSETS	4,206	4,578
Total assets	$882,718	$881,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,113	$613
Accounts payable	128,249	132,011
Accrued compensation and benefits	56,199	69,217
Billings in excess of costs and estimated earnings	107,939	106,005
Accrued self-insurance	32,099	32,228
Other current liabilities	40,437	33,654
Total current liabilities	366,036	373,728
LONG-TERM DEBT	64,880	59,926
DEFERRED TAX LIABILITIES	4,835	2,263
OTHER LONG-TERM LIABILITIES	17,829	27,258
Total liabilities	453,580	463,175
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,035,263 and 3,936,291 shares, respectively	(69,322)	(63,519)
Additional paid-in capital	315,907	312,784
Retained earnings	182,142	168,269
Total stockholders’ equity	429,138	417,945
Total liabilities and stockholders’ equity	$882,718	$881,120

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUE	$464,941	$380,588
COST OF SERVICES	375,888	304,634
Gross profit	89,053	75,954
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,023	63,247
GOODWILL IMPAIRMENT	—	1,105
GAIN ON SALE OF ASSETS	(211)	(154)
Operating income	19,241	11,756
OTHER INCOME (EXPENSE):
Interest income	14	11
Interest expense	(713)	(390)
Changes in the fair value of contingent earn-out obligations	153	(26)
Other	38	18
Other income (expense)	(508)	(387)
INCOME BEFORE INCOME TAXES	18,733	11,369
PROVISION FOR INCOME TAXES	2,074	3,892
NET INCOME	$16,659	$7,477

INCOME PER SHARE:
Basic	$0.45	$0.20
Diluted	$0.44	$0.20

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,192	37,225
Diluted	37,628	37,724
DIVIDENDS PER SHARE	$0.075	$0.070

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2016	41,123,365	$411	(3,914,251)	$(57,387)	$309,625	$123,984	$376,633
Net income	—	—	—	—	—	55,272	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	3,785
Dividends	—	—	—	—	—	(10,987)	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	411	(3,936,291)	(63,519)	312,784	168,269	417,945
Net income (unaudited)	—	—	—	—	—	16,659	16,659
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	19,124	326	(88)	—	238
Issuance of restricted stock & performance stock (unaudited)	—	—	52,306	892	1,331	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(19,921)	(846)	—	—	(846)
Stock-based compensation (unaudited)	—	—	—	—	1,880	—	1,880
Dividends (unaudited)	—	—	—	—	—	(2,786)	(2,786)
Share repurchase (unaudited)	—	—	(150,481)	(6,175)	—	—	(6,175)
BALANCE AT MARCH 31, 2018 (unaudited)	41,123,365	$411	(4,035,263)	$(69,322)	$315,907	$182,142	$429,138

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,659	$7,477
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	3,827	1,562
Depreciation expense	5,413	4,577
Goodwill impairment	—	1,105
Bad debt expense	261	219
Deferred tax provision (benefit)	8,648	(1,077)
Amortization of debt financing costs	94	94
Gain on sale of assets	(211)	(154)
Changes in the fair value of contingent earn-out obligations	(153)	26
Stock-based compensation	2,793	1,333
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(3,542)	24,525
Inventories	(537)	(750)
Prepaid expenses and other current assets	3,388	659
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(8,065)	(6,605)
Other noncurrent assets	296	465
Increase (decrease) in—
Accounts payable and accrued liabilities	(15,663)	(16,299)
Billings in excess of costs and estimated earnings	(293)	(7,151)
Other long-term liabilities	(9,064)	47
Net cash provided by operating activities	3,851	10,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,588)	(5,077)
Proceeds from sales of property and equipment	366	292
Cash paid for acquisitions, net of cash acquired	(6,719)	(313)
Net cash used in investing activities	(11,941)	(5,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	20,000	—
Payments on revolving line of credit	(15,000)	—
Payments on other debt	(546)	(25)
Payments on capital lease obligations	—	(57)
Payments of dividends to stockholders	(2,786)	(2,608)
Share repurchase	(4,293)	(2,197)
Shares received in lieu of tax withholding	(846)	(632)
Proceeds from exercise of options	238	736
Deferred acquisition payments	—	(802)
Net cash used in financing activities	(3,233)	(5,585)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,323)	(630)
CASH AND CASH EQUIVALENTS, beginning of period	36,542	32,074
CASH AND CASH EQUIVALENTS, end of period	$25,219	$31,444

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 39% of our consolidated 2018 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 61% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017 (the “Form 10-K”).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Topic 606 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018.

In accordance with Topic 606, we applied the modified retrospective method to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard is recognized at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

In implementing Topic 606, we were required to recalculate the revenue earned on any work in process at the implementation date and to restate the revenue and cost of services as if Topic 606 had been followed from the inception of the contract.  In recalculating costs and revenue under Topic 606 guidelines, we identified no material difference in the account balances.  Since a material difference was not found, no retrospective analysis of account balance changes was required.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is intended to reduce diversity in practice with respect to these items.  The standard is applied using a retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard on January 1, 2018 and the adoption did not have any impact on our consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  Sales based taxes are excluded from revenue.

We provide comprehensive mechanical contracting services, which principally includes HVAC, plumbing, piping and controls, as well as off‑site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States.  All of our revenue is recognized over time as we deliver goods and services to our customers.  Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred marked up at an agreed upon percentage.

For fixed price agreements, we use the percentage of completion method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value-added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

We account for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. We consider the start of a project to be when the above criteria have been met and we either have written authorization from the customer to proceed or an executed contract.

Selling, marketing and estimation costs incurred in relation to selling contracts are expensed as incurred.  On rare occasions, we may incur significant expense related to selling a contract that we only incurred because we sold that contract.  If this occurs, we capitalize that cost and amortize it on a straight-line basis over the expected life of the job.  We do not currently have any capitalized selling, marketing, or estimation costs on our Balance Sheet and did not incur any impairment loss in the current year.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre‑contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtaining or fulfillment costs on our Balance Sheet and did not incur any impairment loss on such costs in the current year.

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job to date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings” and “Unbilled accounts receivable.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings.”

We typically invoice our customers with payment terms of net due in 30 days.  It is common in the construction industry for a contract to specify specific more lenient payment terms allowing the customer 45 to 60 days to make their payment.  It is also common for the contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source.  In most instances we receive payment of our invoices between 30 to 90 days of the date of the invoice.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We recognize revenue over time for all of our services as we perform them, because (i) control continuously transfers to that customer as work progresses and (ii) we have the right to bill the customer as costs are incurred.  The customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost to cost measure of progress for our contracts as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

For a small portion of our business where our services are delivered in the form service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time.  Similar to jobs, we recognize revenue over time; however, for service maintenance agreements where the full cost to provide services may not be known, we generally use an output method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. On rare occasions, our long-term contracts may contain incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost of completion date targets and can be based upon customer discretion. Variable amounts can result in additional revenue to us or can be a deduction from contract revenue if we fail to meet stated performance requirements.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing performance obligation(s).  The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catchup basis.

We have a Company-wide policy requiring periodic review of the Estimate at Completion in which management reviews the progress and execution of our performance obligations and estimated remaining obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables.

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services and the related impact to operating income are recognized quarterly on a cumulative catchup basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects where estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

The Company typically does not incur any returns, refunds, or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of the work or are included as a modification to revenue.  The Company does offer an industry standard warranty on our work, which is most commonly for a one-year period.  The vendors providing the equipment and materials are responsible for any failures in their product unless installed incorrectly.  We include an estimated amount to cover estimated warranty expense in our Cost of Services and record a liability on our Balance Sheet to cover our current estimated outstanding warranty obligations.

Prior to implementing ASC 606 on January 1, 2018, our methods for recognizing revenue were very similar to our current method under ASC 606.  We used the actual cost as a percent of total expected cost at completion to estimate our percentage complete on fixed price jobs, a mark-up of costs for jobs where revenue was based on time and materials incurred and elapsed time for those service maintenance contracts where the full cost to provide the services cannot be reasonably estimated. Furthermore, our process for allocating transaction price to performance obligations is also substantially similar to prior years where, in most cases, a contract is one performance obligation.  In those cases where a contract is determined to have more than one performance obligation, the contract price is allocated to each performance obligation based on its standalone sales price.

In the first quarter of 2018, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity, customer type and contract type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2018 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve.  See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2018		2017
HVAC and Plumbing	$424,017	91%	$338,723	89%
Building Automation Control Systems	20,045	4%	22,835	6%
Other	20,879	5%	19,030	5%
Total	$464,941	100%	$380,588	100%

	Three Months Ended March 31,
Revenue by Type of Customer	2018		2017
Industrial	$100,100	22%	$87,614	23%
Education	88,203	19%	61,588	16%
Office Buildings	69,120	15%	52,434	14%
Healthcare	63,183	14%	51,767	14%
Government	36,147	8%	36,236	10%
Retail, Restaurants and Entertainment	52,787	11%	45,225	12%
Multi-Family and Residential	33,052	7%	26,870	7%
Other	22,349	4%	18,854	4%
Total	$464,941	100%	$380,588	100%

	Three Months Ended March 31,
Revenue by Activity Type	2018		2017
New Construction	$183,437	39%	$148,511	39%
Existing Building Construction	155,197	33%	118,266	31%
Service Projects	40,175	9%	42,609	11%
Service Calls, Maintenance and Monitoring	86,132	19%	71,202	19%
Total	$464,941	100%	$380,588	100%

Accounts Receivables

Accounts Receivable, include amounts billed and billable from work completed in which we have billed or have an unconditional right to bill our customers. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost to cost method of revenue recognition is used and revenue recognized exceeds the amount billed to the customer and right to payment is conditional, subject to completing a milestone, such as a phase of the project.  Contract assets are generally classified as current.

Contract liabilities consist of advance payments and billings in excess of revenue recognized.  Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current. It is very unusual for us to have advanced payments with a term of greater than one year; therefore, our contract assets are usually all current.  If we have advanced payments with a term greater than one year, the noncurrent portion of advanced payments would be included in other long-term liabilities in our consolidated balance sheets.

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Contract	Contract
	Assets	Liabilities
Balance at beginning of period	$30,116	$106,005
Change due to acquisitions	546	2,227
Change due to conditional versus unconditional	411	—
Reclassified to unbilled accounts receivable	(28,980)	—
Change in timing for performance obligation to be satisfied	—	(293)
Balance at March 31, 2018	$2,093	$107,939

In the first quarters of 2018 and 2017, we recognized revenue of $85.5 million and $69.9 million related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first quarters of 2018 and 2017.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.08 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.  Our service maintenance agreements are generally one-year renewable agreements.  We have adopted the practical expedient that allows us to not include service maintenance contracts less than one year, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Income Taxes

We conduct business throughout the United States. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

Our provision for income taxes was reduced by $2.8 million in the first quarter of 2018 due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$25,219	$—	$—	$25,219
Life insurance—cash surrender value	$—	$2,950	$—	$2,950
Contingent earn-out obligations	$—	$—	$8,542	$8,542

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,542	$—	$—	$36,542
Life insurance—cash surrender value	$—	$3,128	$—	$3,128
Contingent earn-out obligations	$—	$—	$7,993	$7,993

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

One of our operations has life insurance policies covering 42 employees with a combined face value of $31.3 million. The policy is invested in mutual funds and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.0 million as of March 31, 2018 and $3.1 million as of December 31, 2017. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$7,993
Issuances	1,000
Settlements	(298)
Adjustments to fair value	(153)
Balance at March 31, 2018	$8,542

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

4. Acquisitions

On April 1, 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $121.3 million of which $97.0 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $95.4 million in cash, $14.3 million in notes payable to former owners and an $11.6 million contingent earn-out obligation.  BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States, which reports as a separate operating location.

We completed two acquisitions in the first quarter of 2018 with a total purchase price of $10.6 million for the three months ended March 31, 2018.  In addition to the BCH acquisition, we completed four additional acquisitions in 2017.  The total purchase price for these acquisitions, including earn-outs, was $9.4 million.  These acquisitions were not material and were “tucked-in” with existing operations.

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

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Balance at beginning of year	$200,584	$149,208
Additions (See Note 4)	2,615	52,481
Impairment adjustment	—	(1,105)
Balance at end of period	$203,199	$200,584

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

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Revolving credit facility	$50,000	$45,000
Notes to former owners	15,813	15,325
Other debt	180	214
Total debt	65,993	60,539
Less—current portion	(1,113)	(613)
Total long-term portion of debt	$64,880	$59,926

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2018, we had $50.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $241.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.1% as of March 31, 2018.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of March 31, 2018 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, provision for income taxes, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2018 was 19.9.

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

We were in compliance with all of our financial covenants as of March 31, 2018.

Notes to Former Owners

As part of the consideration used to acquire three companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.8 million as of March 31, 2018. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2018, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2018 and for the three months ended March 31, 2017.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Common shares outstanding, end of period	37,088	37,226
Effect of using weighted average common shares outstanding	104	(1)
Shares used in computing earnings per share—basic	37,192	37,225
Effect of shares issuable under stock option plans based on the treasury stock method	317	335
Effect of restricted and contingently issuable shares	119	164
Shares used in computing earnings per share—diluted	37,628	37,724

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.28 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2018, we repurchased 0.2 million shares for approximately $6.2 million at an average price of $41.04 per share.  Approximately 46,000 shares were purchased in March 2018, but were not paid for until April 2018.

9. Subsequent Events

On April 18, 2018, the Company entered into Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents (the “Fifth Amendment” and, together with the Facility, the “Amended Facility”) with a syndicate of banks. The Amended Facility is secured by a first lien on substantially all of the Company’s personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on the Company’s assets related to projects subject to surety bonds. The Amended Facility provides an increased line of credit to the Company from $325 million to $400 million, with a $100 million accordion option. The line of credit includes up to $125 million issuable in the form of letters of credit. The Amended Facility will expire in April 2023.

In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill.  We expect to record a gain of $3.5 million to $4.0 million in the second quarter of 2018 in “Other Income” as a result of these settlements.  We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10‑Q and the Annual Report on Form 10‑K filed with the Securities and Exchange Commission for the year ended December 31, 2017 (the “Form 10‑K”). This discussion contains “forward‑looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward‑looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10‑K. We undertake no obligation to revise or publicly release the results of any revision to these forward‑looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward‑looking statements. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

As of March 31, 2018 we had 4,419 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $563,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of March 31, 2018, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	3,919	$534.4
$1 million - $5 million	397	891.5
$5 million - $10 million	71	473.0
$10 million - $15 million	17	204.9
Greater than $15 million	15	386.3
Total	4,419	$2,490.1

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

As a result of our continued strong emphasis on cash flow, at March 31, 2018 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until February 2021. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last nineteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue our efforts to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2018 has been on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term, and we believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
Revenue	$464,941	100.0%	$380,588	100.0%
Cost of services	375,888	80.8%	304,634	80.0%
Gross profit	89,053	19.2%	75,954	20.0%
Selling, general and administrative expenses	70,023	15.1%	63,247	16.6%
Goodwill impairment	—	—	1,105	0.3%
Gain on sale of assets	(211)	—	(154)	—
Operating income	19,241	4.1%	11,756	3.1%
Interest income	14	—	11	—
Interest expense	(713)	(0.2)%	(390)	(0.1)%
Changes in the fair value of contingent earn-out obligations	153	—	(26)	—
Other income (expense)	38	—	18	—
Income before income taxes	18,733	4.0%	11,369	3.0%
Provision for income taxes	2,074		3,892
Net income	$16,659	3.6%	$7,477	2.0%

We had 36 operating locations as of December 31, 2017. We did not make any changes to operating locations during the first quarter.  As of March 31, 2018, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2018 to 2017, as described below, excludes three months of results for BCH, which was acquired in April 2017. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data.

Revenue—Revenue increased $84.4 million, or 22.2%, to $464.9 million for the first quarter of 2018 compared to the same period in 2017. The increase included a 6.7% increase related to the acquisition of BCH and a 15.5% increase in revenue related to same‑store activity. The same‑store revenue increase is primarily due to an increase in activity at one of our Texas operations ($11.9 million), our Wisconsin operation ($11.2 million), our North Carolina operation ($11.2 million) and one of our Virginia operations ($10.3 million).

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

Backlog as of March 31, 2018 was $1.08 billion, a 13.7% increase from December 31, 2017 backlog of $948.4 million, and a 25.0% increase from March 31, 2017 backlog of $863.0 million. Sequential backlog increased primarily due to increased project bookings at one of our Virginia operations ($41.8 million), our North Carolina operation ($22.1 million) and one of our Florida operations ($21.9 million).  The year‑over‑year backlog increase included the acquisition of BCH ($51.9 million) and a same-store increase of $163.7 million or 19.0%.  Same-store backlog increased primarily due to increased project bookings at our North Carolina operation ($80.4 million), one of our Virginia operations ($37.1 million) and our Colorado operation ($23.7 million).

Gross Profit—Gross profit increased $13.1 million, or 17.2%, to $89.1 million for the first quarter of 2018 as compared to the same period in 2017. The increase included a 6.6% increase related to the acquisition of BCH and a 10.6% increase in same‑store activity. The same‑store increase in gross profit was primarily due to increased volumes at our Wisconsin operations ($2.6 million), one of our Texas operations ($2.6 million) and one of our Virginia operations ($2.2 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 20.0% in 2017 to 19.2% in 2018 due to lower project performance when compared to the same period in the prior year at one of our Tennessee operations ($1.4 million), one of our New York operations ($1.3 million) and our North Carolina operation ($1.3 million).  Additionally, our California operation had a lower gross profit percentage in the first quarter of 2018 due to job underperformance ($0.9 million).

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $6.8 million, or 10.7%, to $70.0 million for the first quarter of 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $1.5 million, or 2.4%. This increase is primarily due to the increase in same-store revenue in the current year period.  Amortization expense increased $2.0 million during the period as a result of the BCH acquisition. These increases were partially offset by expenses in the first quarter of 2017 of $0.8 million in compensation costs related to leadership changes and $0.4 million in expenses related to the BCH acquisition. As a percentage of revenue, SG&A decreased from 16.6% in 2017 to 15.1% in 2018.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
SG&A	$70,023	$63,247
Less: SG&A from companies acquired	(3,252)	—
Less: Amortization expense	(3,416)	(1,395)
Same-store SG&A, excluding amortization expense	$63,355	$61,852

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

Interest Expense—Interest expense increased $0.3 million, or 82.8%, to $0.7 million for the first quarter of 2018 as compared to the same period in 2017. The increase reflects the increased borrowings on the revolving credit facility as well as notes to former owners used to fund the BCH acquisition issued in the second quarter of 2017.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations for the first quarter of 2018 increased $0.2 million as compared to the same period in 2017.  This increase was the result of reducing our obligation related to the BCH acquisition in the first quarter of 2018.

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

For the three months ended March 31, 2018 our provision for income taxes was $2.1 million with an effective tax rate of 11.1% as compared to a provision for income taxes of $3.9 million with an effective tax rate of 34.2% for the same period in 2017. The effective tax rate for 2018 was lower than the 21.0% federal statutory rate primarily due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (14.8%) partially offset by net state income taxes (4.4%) and nondeductible expenses (0.9%).  The effective tax rate for 2017 was lower than the 35.0% federal statutory rate primarily due to deductions for stock-based compensation (3.0%) and the domestic production activities deduction (2.2%) partially offset by net state income taxes (3.7%) and nondeductible expenses (0.8%).

We currently estimate our effective tax rate for the full year 2018 will be between 22% and 27%. This includes the impact of the decrease in unrecognized tax benefits that lowered our first quarter effective tax rate. Starting in 2019, we currently estimate our effective tax rate will be between 25% and 30%.  While we believe we were able to make reasonable estimates of the impact of the Tax Cuts and Jobs Act in the financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

Outlook

Industry conditions improved during the three-year period from 2015 to 2017 and we currently expect that activity will continue at these improved levels during 2018. Our emphasis for 2018 is on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog and in light of economic conditions, we currently expect improvement in our revenue and net earnings in 2018.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cash provided by (used in):
Operating activities	$3,851	$10,053
Investing activities	(11,941)	(5,098)
Financing activities	(3,233)	(5,585)
Net increase (decrease) in cash and cash equivalents	$(11,323)	$(630)
Free cash flow:
Cash provided by operating activities	$3,851	$10,053
Purchases of property and equipment	(5,588)	(5,077)
Proceeds from sales of property and equipment	366	292
Free cash flow	$(1,371)	$5,268

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

Cash provided by operating activities was $3.9 million during the first three months of 2018 compared with $10.1 million during the same period in 2017. The $6.2 million decrease is primarily due to a $28.1 million increase in accounts receivable related to project work timing and the schedule for billings as well as the increase in revenue compared to the same period in 2017.  Additionally, other long-term liabilities decreased $9.1 million primarily as a result of the resolution of an uncertain tax position in the first quarter of 2018. This was partially offset by a $6.9 million increase in billings in excess of costs and estimated earnings due to the timing of billings and various project work as well as an increase in profitability.

Cash Used in Investing Activities—During the first three months of 2018, cash used in investing activities was $11.9 million compared to $5.1 million during the same period in 2017. The $6.8 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2018.

Cash Used in Financing Activities—Cash used in financing activities was $3.2 million for the first three months of 2018 compared to 5.6 million during the same period in 2017. The $2.4 million decrease in cash used in financing activities is primarily due to $5.0 million of additional net proceeds from the revolving line of credit, partially offset by the $2.1 million incremental share repurchases in 2018.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.28 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2018, we repurchased 0.2 million shares for approximately $6.2 million at an average price of $41.04 per share.  Approximately 46,000 shares were purchased in March 2018, but were not paid for until April 2018.

Debt

Revolving Credit Facility

We have a $325.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in February 2021 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2018, we had $50.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $241.4 million of credit available.

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

The Facility’s principal financial covenants include:

Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 2.75 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of March 31, 2018 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio does not exceed 1.50 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases through September 30, 2015 in an aggregate amount not to exceed $25 million and for stock repurchases made after February 22, 2016 but on or prior to December 31, 2017 in an aggregate amount not to exceed $25 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.50 to 1.00. Capital expenditures, provision for income taxes, dividends and stock repurchase payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2018 was 19.9.

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

We were in compliance with all of our financial covenants as of March 31, 2018.

Notes to Former Owners

As part of the consideration used to acquire three companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $15.8 million as of March 31, 2018. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of March 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2018, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of March 31, 2018, we have $33.6 million in letter of credit commitments, of which $11.3 million will expire in 2018 and $22.3 million will expire in 2019. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2018, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 3.1% as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of March 31, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.28 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2018, we repurchased 0.2 million shares for approximately $6.2 million at an average price of $41.04 per share.  Approximately 46,000 shares were purchased in March 2018, but were not paid for until April 2018.

During the quarter ended March 31, 2018, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	—	$—	7,605,588	506,905
February 1 - February 28	26,150	$40.64	7,631,738	480,755
March 1 - March 31	124,331	$41.12	7,756,069	356,424
	150,481	$41.04	7,756,069	356,424

Under our 2012 Equity Incentive Plan and 2017 Omnibus Incentive Plan, employees may elect to have us withhold common shares to satisfy statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the common shares by us on the date of withholding.

Item 6.  Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
10.1	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan		Filed Herewith
10.2	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan		Filed Herewith
10.3	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 26, 2018	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 26, 2018	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 26, 2018	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer