Form 10-Q
period 2018-06-30
COMFORT SYSTEMS USA INC
filed 2018-07-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The number of shares outstanding of the issuer’s common stock as of July 19, 2018 was 37,245,109 (excluding treasury shares of 3,878,256).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,001	$36,542
Billed accounts receivable, less allowance for doubtful accounts of $4,202 and $3,400, respectively	455,596	382,867
Unbilled accounts receivable	42,237	—
Other receivables	11,572	21,235
Inventories	11,986	10,303
Prepaid expenses and other	5,183	8,294
Costs and estimated earnings in excess of billings	7,248	30,116
Total current assets	561,823	489,357
PROPERTY AND EQUIPMENT, NET	91,898	87,591
GOODWILL	205,162	200,584
IDENTIFIABLE INTANGIBLE ASSETS, NET	77,968	76,044
DEFERRED TAX ASSETS	17,138	22,966
OTHER NONCURRENT ASSETS	5,177	4,578
Total assets	$959,166	$881,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,113	$613
Accounts payable	145,374	132,011
Accrued compensation and benefits	66,128	69,217
Billings in excess of costs and estimated earnings	133,962	106,005
Accrued self-insurance	32,524	32,228
Other current liabilities	39,211	33,654
Total current liabilities	418,312	373,728
LONG-TERM DEBT	57,864	59,926
DEFERRED TAX LIABILITIES	4,835	2,263
OTHER LONG-TERM LIABILITIES	17,180	27,258
Total liabilities	498,191	463,175
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,877,756 and 3,936,291 shares, respectively	(67,386)	(63,519)
Additional paid-in capital	316,235	312,784
Retained earnings	211,715	168,269
Total stockholders’ equity	460,975	417,945
Total liabilities and stockholders’ equity	$959,166	$881,120

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE	$535,043	$465,411	$999,984	$845,999
COST OF SERVICES	423,860	369,673	799,748	674,307
Gross profit	111,183	95,738	200,236	171,692
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,208	66,599	141,231	129,846
GOODWILL IMPAIRMENT	—	—	—	1,105
GAIN ON SALE OF ASSETS	(200)	(126)	(411)	(280)
Operating income	40,175	29,265	59,416	41,021
OTHER INCOME (EXPENSE):
Interest income	14	28	28	39
Interest expense	(736)	(1,041)	(1,449)	(1,431)
Changes in the fair value of contingent earn-out obligations	(94)	(598)	59	(624)
Other	3,985	29	4,023	47
Other income (expense)	3,169	(1,582)	2,661	(1,969)
INCOME BEFORE INCOME TAXES	43,344	27,683	62,077	39,052
PROVISION FOR INCOME TAXES	10,797	9,711	12,871	13,603
NET INCOME	$32,547	$17,972	$49,206	$25,449

INCOME PER SHARE:
Basic	$0.87	$0.48	$1.32	$0.68
Diluted	$0.87	$0.48	$1.31	$0.67

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,220	37,296	37,206	37,272
Diluted	37,605	37,705	37,617	37,714
DIVIDENDS PER SHARE	$0.080	$0.075	$0.155	$0.145

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2016	41,123,365	$411	(3,914,251)	$(57,387)	$309,625	$123,984	$376,633
Net income	—	—	—	—	—	55,272	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	3,785
Dividends	—	—	—	—	—	(10,987)	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	411	(3,936,291)	(63,519)	312,784	168,269	417,945
Net income (unaudited)	—	—	—	—	—	49,206	49,206
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	131,740	2,276	(117)	—	2,159
Issuance of restricted stock & performance stock (unaudited)	—	—	129,569	2,227	(4)	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(36,967)	(1,540)	—	—	(1,540)
Stock-based compensation (unaudited)	—	—	—	—	3,572	—	3,572
Dividends (unaudited)	—	—	—	—	—	(5,760)	(5,760)
Share repurchase (unaudited)	—	—	(165,807)	(6,830)	—	—	(6,830)
BALANCE AT JUNE 30, 2018 (unaudited)	41,123,365	$411	(3,877,756)	$(67,386)	$316,235	$211,715	$460,975

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,206	$25,449
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	8,753	7,302
Depreciation expense	10,969	9,597
Goodwill impairment	—	1,105
Bad debt expense (benefit)	1,186	(62)
Deferred tax provision (benefit)	8,400	(2,547)
Amortization of debt financing costs	192	188
Gain on sale of assets	(411)	(280)
Changes in the fair value of contingent earn-out obligations	(59)	624
Stock-based compensation	4,874	3,447
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(55,675)	(38,886)
Inventories	(1,435)	(924)
Prepaid expenses and other current assets	4,549	4,043
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(18,711)	(8,781)
Other noncurrent assets	61	420
Increase (decrease) in—
Accounts payable and accrued liabilities	9,470	13,422
Billings in excess of costs and estimated earnings	24,831	6,835
Other long-term liabilities	(8,682)	228
Net cash provided by operating activities	37,518	21,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,123)	(11,646)
Proceeds from sales of property and equipment	661	605
Cash paid for acquisitions, net of cash acquired	(13,668)	(83,710)
Net cash used in investing activities	(27,130)	(94,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	34,000	110,000
Payments on revolving line of credit	(37,000)	(21,500)
Payments on other debt	(1,069)	(287)
Payments on capital lease obligations	—	(105)
Debt financing costs	(844)	—
Payments of dividends to stockholders	(5,760)	(5,405)
Share repurchase	(6,830)	(3,816)
Shares received in lieu of tax withholding	(1,540)	(1,419)
Proceeds from exercise of options	2,159	1,296
Deferred acquisition payments	—	(2,802)
Payments for contingent consideration arrangements	(2,045)	—
Net cash provided by (used in) financing activities	(18,929)	75,962
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,541)	2,391
CASH AND CASH EQUIVALENTS, beginning of period	36,542	32,074
CASH AND CASH EQUIVALENTS, end of period	$28,001	$34,465

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 37% of our consolidated 2018 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 63% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  Sales-based taxes are excluded from revenue.

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

We recognize revenue over time for all of our services as we perform them, because (i) control continuously transfers to that customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred.  The customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

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

For a small portion of our business where our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time.  Similar to jobs, we recognize revenue over time; however, for service maintenance agreements where the full cost to provide services may not be known, we generally use an output method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. The consideration to which we are entitled on our long-term contracts may include both fixed and variable amounts.  Variable amounts can either increase or decrease the transaction price.   A common example of variable amounts that can either increase or decrease contract value are pending change orders that represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated.  Other examples of positive variable revenue include amounts awarded upon achievement of certain performance metrics, program milestones or cost of completion date targets and can be based upon customer discretion.  Variable amounts can result in a deduction from contract revenue if we fail to meet stated performance requirements, such as being in compliance with the construction schedule.

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

In the first six months of 2018, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2018		2017		2018		2017
HVAC and Plumbing	$484,011	90%	$422,676	91%	$908,028	91%	$761,399	90%
Building Automation Control Systems	26,261	5%	27,925	6%	46,306	5%	50,760	6%
Other	24,771	5%	14,810	3%	45,650	4%	33,840	4%
Total	$535,043	100%	$465,411	100%	$999,984	100%	$845,999	100%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2018		2017		2018		2017
Industrial	$114,077	21%	$97,756	21%	$214,177	21%	$185,370	22%
Education	109,447	20%	89,274	19%	197,650	20%	150,862	18%
Office Buildings	79,309	15%	76,470	16%	148,429	15%	128,904	15%
Healthcare	71,930	13%	59,322	13%	135,113	14%	111,089	13%
Government	37,285	7%	35,323	8%	73,432	7%	71,559	8%
Retail, Restaurants and Entertainment	56,204	11%	54,669	12%	108,991	11%	99,894	12%
Multi-Family and Residential	36,040	7%	30,260	7%	69,092	7%	57,130	7%
Other	30,751	6%	22,337	4%	53,100	5%	41,191	5%
Total	$535,043	100%	$465,411	100%	$999,984	100%	$845,999	100%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2018		2017		2018		2017
New Construction	$183,998	34%	$178,392	38%	$367,435	37%	$326,903	39%
Existing Building Construction	207,775	39%	146,980	32%	362,972	36%	265,246	31%
Service Projects	51,586	10%	46,428	10%	91,761	9%	89,037	11%
Service Calls, Maintenance and Monitoring	91,684	17%	93,611	20%	177,816	18%	164,813	19%
Total	$535,043	100%	$465,411	100%	$999,984	100%	$845,999	100%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Six Months Ended
	June 30, 2018
	Contract	Contract
	Assets	Liabilities
Balance at beginning of period	$30,116	$106,005
Change due to acquisitions	658	3,126
Change due to conditional versus unconditional	5,454	—
Reclassified to unbilled accounts receivable	(28,980)	—
Change in timing for performance obligation to be satisfied	—	24,831
Balance at June 30, 2018	$7,248	$133,962

In the first six months of 2018 and 2017, we recognized revenue of $94.2 million and $83.5 million related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2018 and 2017.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options.  As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.23 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.  Our service maintenance agreements are generally one-year renewable agreements.  We have adopted the practical expedient that allows us to not include service maintenance contracts less than one year, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

Our provision for income taxes was reduced by $2.8 million in the first quarter of 2018 due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

While we believe we were able to make reasonable estimates of the impact of the Tax Cuts and Jobs Act in our financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

Other Income

In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill.  We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements.  We do not have any remaining subsidiaries with outstanding claims against BP related to this matter

Financial Instruments

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,001	$—	$—	$28,001
Life insurance—cash surrender value	$—	$3,096	$—	$3,096
Contingent earn-out obligations	$—	$—	$6,591	$6,591

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,542	$—	$—	$36,542
Life insurance—cash surrender value	$—	$3,128	$—	$3,128
Contingent earn-out obligations	$—	$—	$7,993	$7,993

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

We have life insurance policies covering 49 employees with a combined face value of $35.5 million. The policy is invested in several investment vehicles and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.1 million as of June 30, 2018 and $3.1 million as of December 31, 2017. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$7,993
Issuances	1,000
Settlements	(2,343)
Adjustments to fair value	(59)
Balance at June 30, 2018	$6,591

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

We completed three acquisitions in the second quarter of 2018 and two acquisitions in the first quarter of 2018 with a total purchase price of $18.1 million for the six months ended June 30, 2018.  In addition to the BCH acquisition, we completed four additional acquisitions in 2017.  The total purchase price for these additional acquisitions, including earn-outs, was $9.4 million.  These acquisitions were not material and were “tucked-in” with existing operations.

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

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Balance at beginning of year	$200,584	$149,208
Additions (See Note 4)	4,578	52,481
Impairment adjustment	—	(1,105)
Balance at end of period	$205,162	$200,584

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

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Revolving credit facility	$42,000	$45,000
Notes to former owners	16,813	15,325
Other debt	164	214
Total debt	58,977	60,539
Less—current portion	(1,113)	(613)
Total long-term portion of debt	$57,864	$59,926

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of June 30, 2018, we had $42.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $324.4 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

The following is a summary of the additional margins:

	Consolidated Total Indebtedness to
	Credit Facility Adjusted EBITDA
	Less than 1.00	1.00 to 1.75	1.75 to 2.50	2.50 or greater
Additional Per Annum Interest Margin Added Under:
Base Rate Loan Option	0.25%	0.50%	0.75%	1.00%
Eurodollar Rate Loan Option	1.25%	1.50%	1.75%	2.00%

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.4% as of June 30, 2018.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of June 30, 2018 was 0.3.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2018 was 24.3.

Other Restrictions—The Facility permits acquisitions of up to $40.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $80.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of June 30, 2018.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $16.8 million as of June 30, 2018. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2018, $0.2 million of the note was outstanding, of which $0.1 million was considered current.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018.  There were no anti-dilutive stock options for the three and six months ended June 30, 2017.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common shares outstanding, end of period	37,246	37,288	37,246	37,288
Effect of using weighted average common shares outstanding	(26)	8	(40)	(16)
Shares used in computing earnings per share—basic	37,220	37,296	37,206	37,272
Effect of shares issuable under stock option plans based on the treasury stock method	309	308	341	321
Effect of restricted and contingently issuable shares	76	101	70	121
Shares used in computing earnings per share—diluted	37,605	37,705	37,617	37,714

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.34 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2018, we repurchased 0.2 million shares for approximately $6.8 million at an average price of $41.19 per share.

9. Subsequent Events

On July 1, 2018, we acquired all of the issued and outstanding common stock of a company that is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Indiana.  This company had revenue of approximately $85 million for the year ended December 31, 2017 and will report as a separate operating location for us starting in the third quarter of 2018.

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

As of June 30, 2018 we had 5,323 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $555,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of June 30, 2018, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,721	$602.2
$1 million - $5 million	481	1,069.1
$5 million - $10 million	84	574.2
$10 million - $15 million	18	219.8
Greater than $15 million	19	487.3
Total	5,323	$2,952.6

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

As a result of our continued strong emphasis on cash flow, at June 30, 2018 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until April 2023. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last nineteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenue	$535,043	100.0%	$465,411	100.0%	$999,984	100.0%	$845,999	100.0%
Cost of services	423,860	79.2%	369,673	79.4%	799,748	80.0%	674,307	79.7%
Gross profit	111,183	20.8%	95,738	20.6%	200,236	20.0%	171,692	20.3%
Selling, general and administrative expenses	71,208	13.3%	66,599	14.3%	141,231	14.1%	129,846	15.3%
Goodwill impairment	—	—	—	—	—	—	1,105	0.1%
Gain on sale of assets	(200)	—	(126)	—	(411)	—	(280)	—
Operating income	40,175	7.5%	29,265	6.3%	59,416	5.9%	41,021	4.8%
Interest income	14	—	28	—	28	—	39	—
Interest expense	(736)	(0.1)%	(1,041)	(0.2)%	(1,449)	(0.1)%	(1,431)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(94)	—	(598)	(0.1)%	59	—	(624)	(0.1)%
Other income (expense)	3,985	0.7%	29	—	4,023	0.4%	47	—
Income before income taxes	43,344	8.1%	27,683	5.9%	62,077	6.2%	39,052	4.6%
Provision for income taxes	10,797		9,711		12,871		13,603
Net income	$32,547	6.1%	$17,972	3.9%	$49,206	4.9%	$25,449	3.0%

We had 36 operating locations as of December 31, 2017. We did not make any changes to operating locations during the first six months of 2018.  As of June 30, 2018, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2018 to 2017, as described below, excludes the first three months of 2018 results for BCH, which was acquired in April 2017. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations.

Revenue—Revenue increased $69.6 million, or 15.0%, to $535.0 million for the second quarter of 2018 compared to the same period in 2017. The revenue increase is primarily due to an increase in activity at our North Carolina operation ($29.6 million), one of our Virginia operations ($11.1 million), our Arizona operation ($7.2 million) and one of our Tennessee operations ($6.5 million).

Revenue increased $154.0 million, or 18.2%, to $1.00 billion for the first six months of 2018 compared to the same period in 2017. The increase included a 3.0% increase related to the acquisition of BCH and a 15.2% increase in revenue related to same-store activity.  The same-store revenue increase is primarily due to an increase in activity at our North Carolina operation ($40.7 million), one of our Virginia operations ($21.4 million), our Wisconsin operation ($17.0 million) and one of our Texas operations ($12.7 million).

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

Backlog as of June 30, 2018 was $1.23 billion, a 13.8% increase from March 31, 2018 backlog of $1.08 billion, and a 30.9% increase from June 30, 2017 backlog of $937.8 million. Sequential backlog increased primarily due to increased project bookings at our North Carolina operation ($44.3 million), one of our Florida operations ($37.9 million), our Wisconsin operation ($24.1 million) and our Arkansas operation ($20.1 million).  The year‑over‑year backlog increased primarily due to increased project bookings at our North Carolina operation ($118.2 million), one of our Florida operations ($47.7 million), our Wisconsin operation ($37.3 million) and one of our Virginia operations ($32.8 million).

Gross Profit—Gross profit increased $15.4 million, or 16.1%, to $111.2 million for the second quarter of 2018 as compared to the same period in 2017. The increase in gross profit was primarily due to increased volumes and improvement in project execution at our North Carolina operation ($6.2 million).  Additionally, we had increases in volume at our Arizona operation ($1.8 million) and our Wisconsin operation ($1.7 million) compared to the prior year. As a percentage of revenue, gross profit increased from 20.6% in 2017 to 20.8% in 2018 primarily due to the improvement in project execution at our North Carolina operation as previously discussed.

Gross profit increased $28.5 million, or 16.6%, to $200.2 million for the first six months of 2018 as compared to the same period in 2017. The increase included a 2.9% increase related to the acquisition of BCH and a 13.7% increase in same‑store activity. The same‑store increase in gross profit was primarily due to increased volumes at our North Carolina operation ($6.4 million), our Wisconsin operation ($4.3 million) and one of our Virginia operations ($3.3 million) compared to the prior year.  Additionally, one of our Texas operations had increased volumes and improved project execution ($4.4 million). As a percentage of revenue, gross profit decreased from 20.3% in 2017 to 20.0% in 2018 due to lower project performance when compared to the same period in the prior year at one of our New York operations ($2.0 million).  Additionally, our California operation had a lower gross profit percentage in the first six months of 2018 due to job underperformance ($1.9 million).

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $4.6 million, or 6.9%, to $71.2 million for the second quarter of 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $3.4 million, or 5.3%. This increase is primarily due to the increase in revenue and increased compensation costs related to earnings growth compared to the prior year period.  Additionally, we had an increase in amortization expense of $1.2 million during the period as compared to the prior year period. As a percentage of revenue, SG&A decreased from 14.3% in 2017 to 13.3% in 2018.

SG&A increased $11.4 million, or 8.8%, to $141.2 million for the first six months of 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $4.9 million, or 3.9%. This increase is primarily due to the increase in revenue and increased compensation costs related to earnings growth compared to the prior year period.  Amortization expense increased $3.3 million during the period primarily as a result of the BCH acquisition. These increases were partially offset by expenses in the first quarter of 2017 of $0.8 million in compensation costs related to leadership changes and $0.4 million in expenses related to the BCH acquisition. As a percentage of revenue, SG&A decreased from 15.3% in 2017 to 14.1% in 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
SG&A	$71,208	$66,599	$141,231	$129,846
Less: SG&A from companies acquired	—	—	(3,252)	—
Less: Amortization expense	(4,516)	(3,283)	(7,931)	(4,678)
Same-store SG&A, excluding amortization expense	$66,692	$63,316	$130,048	$125,168

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

Interest Expense—Interest expense decreased $0.3 million, or 29.3%, to $0.7 million for the second quarter of 2018 as compared to the same period in 2017. Interest expense remained flat at $1.4 million for the first six months of 2018 as compared to the same period in 2017. The decrease in the second quarter of 2018 reflects the reduced borrowings on the revolving credit facility.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn‑out obligations for the second quarter of 2018 decreased $0.5 million as compared to the same period in 2017.  Income from changes in the fair value of contingent earn‑out obligations for the first six months of 2018 increased $0.7 million from a $0.6 million expense in the same period in 2017. These changes are primarily driven by a $0.6 million expense recorded in the second quarter of 2017 to increase the BCH earn-out obligation based on updated measurements of estimated future cash flows for our contingent obligations.

Other Income—Other income increased to $4.0 million for the second quarter of 2018 and for the first six months of 2018 as compared to the same periods in 2017.  In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill.  We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements.  We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2018 was $12.9 million with an effective tax rate of 20.7% as compared to a provision for income taxes of $13.6 million with an effective tax rate of 34.8% for the same period in 2017. The effective tax rate for 2018 was lower than the 21.0% federal statutory rate primarily due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (4.5%) and deductions for stock-based compensation (1.1%) partially offset by net state income taxes (4.4%) and nondeductible expenses (0.9%).  The effective tax rate for 2017 was lower than the 35.0% federal statutory rate primarily due to deductions for stock-based compensation (2.4%) and the domestic production activities deduction (2.3%) partially offset by net state income taxes (3.7%) and nondeductible expenses (0.9%).

We currently estimate our effective tax rate for the full year 2018 will be between 22% and 26%. This includes the impact of the decrease in unrecognized tax benefits that lowered our 2018 effective tax rate. Starting in 2019, we currently estimate our effective tax rate will be between 25% and 30%.  While we believe we were able to make reasonable estimates of the impact of the Tax Cuts and Jobs Act in the financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

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

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Cash provided by (used in):
Operating activities	$37,518	$21,180
Investing activities	(27,130)	(94,751)
Financing activities	(18,929)	75,962
Net increase (decrease) in cash and cash equivalents	$(8,541)	$2,391
Free cash flow:
Cash provided by operating activities	$37,518	$21,180
Purchases of property and equipment	(14,123)	(11,646)
Proceeds from sales of property and equipment	661	605
Free cash flow	$24,056	$10,139

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

Cash provided by operating activities was $37.5 million during the first six months of 2018 compared with $21.2 million during the same period in 2017. The $16.3 million increase is primarily due to a $23.8 million increase in net income and an $18.0 million increase in billings in excess of costs and estimated earnings due to the timing of billings and various project work.  This was partially offset by a $16.8 million increase in accounts receivable related to project work timing and the schedule for billings as well as the increase in revenue compared to the same period in 2017.

Cash Used in Investing Activities—During the first six months of 2018, cash used in investing activities was $27.1 million compared to $94.8 million during the same period in 2017. The $67.6 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2018 compared to the same period in 2017.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $18.9 million for the first six months of 2018 compared to $76.0 million of cash provided by financing activities during the same period in 2017. The $94.9 million decrease is primarily due to $88.5 million of net proceeds from the revolving line of credit in the prior year compared to $3.0 million of net payments in the current year as well as $3.0 million incremental share repurchases in 2018.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.34 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2018, we repurchased 0.2 million shares for approximately $6.8 million at an average price of $41.19 per share.

Debt

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of June 30, 2018, we had $42.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $324.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of June 30, 2018 was 0.3.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2018 was 24.3.

Other Restrictions—The Facility permits acquisitions of up to $40.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $80.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of June 30, 2018.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $16.8 million as of June 30, 2018.  In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of June 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2018,  $0.2 million of the note was outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of June 30, 2018, we have $33.6 million in letter of credit commitments, of which $11.3 million will expire in 2018 and $22.3 million will expire in 2019. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2018, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 3.4% as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.1 million shares to be repurchased. As of June 30, 2018, we have repurchased a cumulative total of 7.8 million shares at an average price of $14.34 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2018, we repurchased 0.2 million shares for approximately $6.8 million at an average price of $41.19 per share.

During the quarter ended June 30, 2018, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	7,485	$40.38	7,763,554	348,939
May 1 - May 31	6,841	$44.68	7,770,395	342,098
June 1 - June 30	1,000	$46.31	7,771,395	341,098
	15,326	$42.69	7,771,395	341,098

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

Item 6.  Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8‑K
10.1	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 26, 2018	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 26, 2018	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 26, 2018	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer