Form 10-Q
period 2018-09-30
COMFORT SYSTEMS USA INC
filed 2018-10-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2). Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of October 22, 2018 was 37,149,822 (excluding treasury shares of 3,973,543).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,248	$36,542
Billed accounts receivable, less allowance for doubtful accounts of $5,660 and $3,400, respectively	497,861	382,867
Unbilled accounts receivable	40,251	—
Other receivables	12,187	21,235
Inventories	12,795	10,303
Prepaid expenses and other	6,329	8,294
Costs and estimated earnings in excess of billings	11,008	30,116
Total current assets	599,679	489,357
PROPERTY AND EQUIPMENT, NET	102,960	87,591
GOODWILL	231,190	200,584
IDENTIFIABLE INTANGIBLE ASSETS, NET	98,712	76,044
DEFERRED TAX ASSETS	20,018	22,966
OTHER NONCURRENT ASSETS	7,381	4,578
Total assets	$1,059,940	$881,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,279	$613
Accounts payable	150,880	132,011
Accrued compensation and benefits	81,888	69,217
Billings in excess of costs and estimated earnings	131,152	106,005
Accrued self-insurance	33,531	32,228
Other current liabilities	45,116	33,654
Total current liabilities	445,846	373,728
LONG-TERM DEBT	93,672	59,926
DEFERRED TAX LIABILITIES	4,835	2,263
OTHER LONG-TERM LIABILITIES	22,820	27,258
Total liabilities	567,173	463,175
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 3,902,843 and 3,936,291 shares, respectively	(71,084)	(63,519)
Additional paid-in capital	316,354	312,784
Retained earnings	247,086	168,269
Total stockholders’ equity	492,767	417,945
Total liabilities and stockholders’ equity	$1,059,940	$881,120

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE	$594,536	$480,851	$1,594,520	$1,326,850
COST OF SERVICES	466,668	379,993	1,266,416	1,054,300
Gross profit	127,868	100,858	328,104	272,550
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	75,297	66,707	216,528	196,553
GOODWILL IMPAIRMENT	—	—	—	1,105
GAIN ON SALE OF ASSETS	(219)	(184)	(630)	(464)
Operating income	52,790	34,335	112,206	75,356
OTHER INCOME (EXPENSE):
Interest income	25	16	53	55
Interest expense	(1,152)	(961)	(2,601)	(2,392)
Changes in the fair value of contingent earn-out obligations	434	2,469	493	1,845
Other	39	10	4,062	57
Other income (expense)	(654)	1,534	2,007	(435)
INCOME BEFORE INCOME TAXES	52,136	35,869	114,213	74,921
PROVISION FOR INCOME TAXES	13,595	13,585	26,466	27,188
NET INCOME	$38,541	$22,284	$87,747	$47,733

INCOME PER SHARE:
Basic	$1.03	$0.60	$2.36	$1.28
Diluted	$1.02	$0.59	$2.33	$1.27

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,294	37,232	37,236	37,259
Diluted	37,667	37,626	37,634	37,684
DIVIDENDS PER SHARE	$0.085	$0.075	$0.240	$0.220

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2016	41,123,365	$411	(3,914,251)	$(57,387)	$309,625	$123,984	$376,633
Net income	—	—	—	—	—	55,272	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	3,785
Dividends	—	—	—	—	—	(10,987)	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	411	(3,936,291)	(63,519)	312,784	168,269	417,945
Net income (unaudited)	—	—	—	—	—	87,747	87,747
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	191,875	3,321	(422)	—	2,899
Issuance of restricted stock & performance stock (unaudited)	—	—	129,569	2,227	(4)	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(36,967)	(1,540)	—	—	(1,540)
Stock-based compensation (unaudited)	—	—	—	—	3,996	—	3,996
Dividends (unaudited)	—	—	—	—	—	(8,930)	(8,930)
Share repurchase (unaudited)	—	—	(251,029)	(11,573)	—	—	(11,573)
BALANCE AT SEPTEMBER 30, 2018 (unaudited)	41,123,365	$411	(3,902,843)	$(71,084)	$316,354	$247,086	$492,767

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,747	$47,733
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	14,102	12,622
Depreciation expense	16,630	14,714
Goodwill impairment	—	1,105
Bad debt expense	2,905	29
Deferred tax provision (benefit)	5,520	(112)
Amortization of debt financing costs	288	282
Gain on sale of assets	(630)	(464)
Changes in the fair value of contingent earn-out obligations	(493)	(1,845)
Stock-based compensation	6,021	4,317
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(80,726)	(38,051)
Inventories	(1,917)	(1,059)
Prepaid expenses and other current assets	3,085	(608)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(18,328)	(7,348)
Other noncurrent assets	(199)	913
Increase (decrease) in—
Accounts payable and accrued liabilities	19,537	22,595
Billings in excess of costs and estimated earnings	17,682	10,309
Other long-term liabilities	(3,222)	560
Net cash provided by operating activities	68,002	65,692
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,059)	(16,830)
Proceeds from sales of property and equipment	1,077	784
Cash paid for acquisitions, net of cash acquired	(65,287)	(94,860)
Net cash used in investing activities	(86,269)	(110,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	104,000	140,000
Payments on revolving line of credit	(79,000)	(74,000)
Payments on other debt	(1,094)	(798)
Payments on capital lease obligations	—	(133)
Debt financing costs	(844)	—
Payments of dividends to stockholders	(8,930)	(8,199)
Share repurchase	(11,573)	(8,909)
Shares received in lieu of tax withholding	(1,540)	(1,419)
Proceeds from exercise of options	2,899	1,296
Deferred acquisition payments	(750)	(2,802)
Payments for contingent consideration arrangements	(2,195)	(2,400)
Net cash provided by financing activities	973	42,636
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,294)	(2,578)
CASH AND CASH EQUIVALENTS, beginning of period	36,542	32,074
CASH AND CASH EQUIVALENTS, end of period	$19,248	$29,496

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 37.6% of our consolidated 2018 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 62.4% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use asset approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Full retrospective application is prohibited. We currently plan to adopt the new standard on January 1, 2019 using a transition method allowed by ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” where lessees apply the new lease standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements, but currently do not expect it to have a significant impact to our Statement of Operations or Cash Flows.  Our Balance Sheet will be impacted from this standard by recording right-of-use assets and lease liabilities.

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

In the first nine months of 2018, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2018		2017		2018		2017
HVAC and Plumbing	$540,733	91.0%	$446,035	92.8%	$1,448,761	90.9%	$1,207,434	91.0%
Building Automation Control Systems	25,822	4.3%	15,583	3.2%	72,128	4.5%	66,343	5.0%
Other	27,981	4.7%	19,233	4.0%	73,631	4.6%	53,073	4.0%
Total	$594,536	100.0%	$480,851	100.0%	$1,594,520	100.0%	$1,326,850	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2018		2017		2018		2017
Industrial	$184,174	31.0%	$110,569	23.0%	$398,351	25.0%	$295,939	22.3%
Education	115,202	19.4%	102,459	21.3%	312,852	19.6%	253,321	19.1%
Office Buildings	75,871	12.8%	49,646	10.3%	224,300	14.1%	178,550	13.5%
Healthcare	79,424	13.3%	60,427	12.6%	214,537	13.4%	171,516	12.9%
Government	32,633	5.5%	33,745	7.0%	106,065	6.6%	105,304	7.9%
Retail, Restaurants and Entertainment	60,908	10.2%	67,959	14.1%	169,899	10.7%	167,853	12.7%
Multi-Family and Residential	33,903	5.7%	29,335	6.1%	102,995	6.5%	86,465	6.5%
Other	12,421	2.1%	26,711	5.6%	65,521	4.1%	67,902	5.1%
Total	$594,536	100.0%	$480,851	100.0%	$1,594,520	100.0%	$1,326,850	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2018		2017		2018		2017
New Construction	$232,192	39.1%	$170,540	35.5%	$599,627	37.6%	$497,443	37.5%
Existing Building Construction	203,618	34.2%	163,932	34.1%	566,590	35.5%	429,178	32.3%
Service Projects	57,322	9.6%	50,232	10.4%	149,083	9.4%	139,269	10.5%
Service Calls, Maintenance and Monitoring	101,404	17.1%	96,147	20.0%	279,220	17.5%	260,960	19.7%
Total	$594,536	100.0%	$480,851	100.0%	$1,594,520	100.0%	$1,326,850	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Nine Months Ended
	September 30, 2018
	Contract	Contract
	Assets	Liabilities
Balance at beginning of period	$30,116	$106,005
Change due to acquisitions	2,815	7,465
Change due to conditional versus unconditional	7,057	—
Reclassified to unbilled accounts receivable	(28,980)	—
Change in timing for performance obligation to be satisfied	—	17,682
Balance at September 30, 2018	$11,008	$131,152

In the first nine months of 2018 and 2017, we recognized revenue of $99.8 million and $84.5 million related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2018 and 2017.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.25 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.  Our service maintenance agreements are generally one-year renewable agreements.  We have adopted the practical expedient that allows us to not include service maintenance contracts less than one year, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,248	$—	$—	$19,248
Life insurance—cash surrender value	$—	$3,354	$—	$3,354
Contingent earn-out obligations	$—	$—	$8,066	$8,066

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,542	$—	$—	$36,542
Life insurance—cash surrender value	$—	$3,128	$—	$3,128
Contingent earn-out obligations	$—	$—	$7,993	$7,993

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

We have life insurance policies covering 56 employees with a combined face value of $40.3 million. The policy is invested in several investment vehicles and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.4 million as of September 30, 2018 and $3.1 million as of December 31, 2017. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$7,993
Issuances	4,366
Settlements	(3,800)
Adjustments to fair value	(493)
Balance at September 30, 2018	$8,066

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

We completed two acquisitions in the third quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the first quarter of 2018 with a total preliminary purchase price of $94.0 million for the nine months ended September 30, 2018.  In addition to the BCH acquisition, we completed four additional acquisitions in 2017. The total purchase price for these additional acquisitions, including earn-outs, was $9.4 million.  These acquisitions were not material.  One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. The acquisitions completed in the current and prior year were not material, individually or in the aggregate.  Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, which are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out where continued employment is a condition to receive payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Balance at beginning of year	$200,584	$149,208
Additions (See Note 4)	30,606	52,481
Impairment adjustment	—	(1,105)
Balance at end of period	$231,190	$200,584

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

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Revolving credit facility	$70,000	$45,000
Notes to former owners	26,813	15,325
Other debt	138	214
Total debt	96,951	60,539
Less—current portion	(3,279)	(613)
Total long-term portion of debt	$93,672	$59,926

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of September 30, 2018, we had $70.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $296.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.4% as of September 30, 2018.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of September 30, 2018 was 0.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2018 was 18.6.

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

We were in compliance with all of our financial covenants as of September 30, 2018.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.8 million as of September 30, 2018. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $6.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%.  The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2018, $0.1 million of the note was outstanding, of which $0.1 million was considered current.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common shares outstanding, end of period	37,221	37,134	37,221	37,134
Effect of using weighted average common shares outstanding	73	98	15	125
Shares used in computing earnings per share—basic	37,294	37,232	37,236	37,259
Effect of shares issuable under stock option plans based on the treasury stock method	280	293	294	312
Effect of restricted and contingently issuable shares	93	101	104	113
Shares used in computing earnings per share—diluted	37,667	37,626	37,634	37,684

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2018, we have repurchased a cumulative total of 7.9 million shares at an average price of $14.79 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2018, we repurchased 0.3 million shares for approximately $11.6 million at an average price of $46.10 per share.

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

Nature and Economics of Our Business

Approximately 82.5% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre‑established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of September 30, 2018 we had 5,557 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $572,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of September 30, 2018, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,920	$639.0
$1 million - $5 million	512	1,132.4
$5 million - $10 million	81	564.0
$10 million - $15 million	22	268.2
Greater than $15 million	22	573.6
Total	5,557	$3,177.2

In addition to project work, approximately 17.5% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty‑ to sixty‑day cancellation notice periods.

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

Operating Environment and Management Emphasis

Industry conditions improved during the three-year period from 2015 to 2017 and we currently expect that activity will continue at improved levels during 2018 and 2019. Based on our backlog and in light of economic conditions, we currently expect year-over-year improvement in our revenue and net earnings in the fourth quarter of 2018, and we expect continued favorable conditions in 2019.

As a result of our continued strong emphasis on cash flow, at September 30, 2018 we had a strong financial position, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with considerably less restrictive terms than those of our previous facilities; this facility does not expire until April 2023. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our solid current results and financial position. We have generated positive free cash flow in each of the last nineteen calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety support as compared to most companies in our industry represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenue	$594,536	100.0%	$480,851	100.0%	$1,594,520	100.0%	$1,326,850	100.0%
Cost of services	466,668	78.5%	379,993	79.0%	1,266,416	79.4%	1,054,300	79.5%
Gross profit	127,868	21.5%	100,858	21.0%	328,104	20.6%	272,550	20.5%
Selling, general and administrative expenses	75,297	12.7%	66,707	13.9%	216,528	13.6%	196,553	14.8%
Goodwill impairment	—	—	—	—	—	—	1,105	0.1%
Gain on sale of assets	(219)	—	(184)	—	(630)	—	(464)	—
Operating income	52,790	8.9%	34,335	7.1%	112,206	7.0%	75,356	5.7%
Interest income	25	—	16	—	53	—	55	—
Interest expense	(1,152)	(0.2)%	(961)	(0.2)%	(2,601)	(0.2)%	(2,392)	(0.2)%
Changes in the fair value of contingent earn-out obligations	434	0.1%	2,469	0.5%	493	—	1,845	0.1%
Other income (expense)	39	—	10	—	4,062	0.3%	57	—
Income before income taxes	52,136	8.8%	35,869	7.5%	114,213	7.2%	74,921	5.6%
Provision for income taxes	13,595		13,585		26,466		27,188
Net income	$38,541	6.5%	$22,284	4.6%	$87,747	5.5%	$47,733	3.6%

We had 36 operating locations as of December 31, 2017. In the third quarter of 2018, we completed one acquisition of a company that reports as a separate operating location in Indiana (the “Indiana acquisition”). Other than this addition, we did not make any changes to operating locations during the first nine months of 2018.  As of September 30, 2018, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2018 to 2017, as described below, excludes three months of results for the Indiana acquisition, which was acquired July 1, 2018, as well as the first three months of 2018 results for BCH, which was acquired in April 2017. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations.

Revenue—Revenue increased $113.7 million, or 23.6%, to $594.5 million for the third quarter of 2018 compared to the same period in 2017. The increase included a 5.7% increase related to the Indiana acquisition and an 17.9% increase in revenue related to same-store activity.  The same-store revenue increase was broad-based, including an increase in activity at our North Carolina operation ($42.3 million), one of our New York operations ($5.7 million) and two of our Virginia operations ($11.0 million).

Revenue increased $267.7 million, or 20.2%, to $1.59 billion for the first nine months of 2018 compared to the same period in 2017. The increase included a 4.0% increase related to the Indiana acquisition and BCH and a 16.2% increase in revenue related to same-store activity.  The same-store revenue increase was broad-based, including an increase in activity at our North Carolina operation ($83.1 million), one of our Virginia operations ($25.6 million) and our Wisconsin operation ($18.9 million).

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

Backlog as of September 30, 2018 was $1.25 billion, a 2.2% increase from June 30, 2018 backlog of $1.23 billion, and a 39.3% increase from September 30, 2017 backlog of $901.2 million. Backlog increased $34.4 million due to the Indiana acquisition.  Same-store sequential backlog decreased $7.5 million primarily due to completion of project work at our North Carolina operation ($35.0 million), which was partially offset by increased project bookings at one of our Texas operations ($27.3 million).  Additionally, same-store year‑over‑year backlog increased $319.4 million primarily due to increased project bookings at one of our Florida operations ($75.8 million), our North Carolina operation ($74.5 million), our Wisconsin operation ($50.8 million) and one of our Virginia operations ($50.2 million).

Gross Profit—Gross profit increased $27.0 million, or 26.8%, to $127.9 million for the third quarter of 2018 as compared to the same period in 2017. The increase included a 2.9% increase related to the Indiana acquisition and a 23.9% increase in same-store activity.  The same-store increase in gross profit was primarily due to increased volumes and improvement in project execution at our North Carolina operation ($9.4 million).  Additionally, we had improvements in project execution at one of our Florida operations ($3.2 million) and our Wisconsin operation ($1.7 million) compared to the prior year. As a percentage of revenue, gross profit increased from 21.0% in 2017 to 21.5% in 2018 primarily due to the improvement in project execution at our North Carolina operation as previously discussed.

Gross profit increased $55.6 million, or 20.4%, to $328.1 million for the first nine months of 2018 as compared to the same period in 2017. The increase included a 2.9% increase related to the Indiana acquisition and BCH and a 17.5% increase in same‑store activity. The same‑store increase in gross profit was primarily due to increased volumes and improvement in project execution at our North Carolina operation ($15.8 million), our Wisconsin operation ($6.3 million) and one of our Texas operations ($5.2 million) compared to the prior year.  As a percentage of revenue, gross profit increased from 20.5% in 2017 to 20.6% in 2018 due to the improvement in project execution at our North Carolina operation partially offset by job underperformance at our California operation in the first nine months of 2018 ($3.1 million).

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $8.6 million, or 12.9%, to $75.3 million for the third quarter of 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $5.3 million, or 8.4%. This increase is primarily due to the increase in revenue and increased compensation costs related to earnings growth compared to the prior year period.  Additionally, we had an increase in amortization expense of $1.0 million during the period as compared to the prior year period, primarily as a result of the Indiana acquisition. As a percentage of revenue, SG&A decreased from 13.9% in 2017 to 12.7% in 2018.

SG&A increased $20.0 million, or 10.2%, to $216.5 million for the first nine months of 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $10.2 million, or 5.4%. This increase is primarily due to the increase in revenue and increased compensation costs related to earnings growth compared to the prior year period.  Amortization expense increased $4.2 million during the period, primarily as a result of the BCH and Indiana acquisitions. These increases were partially offset by expenses in the first quarter of 2017 of $0.8 million in compensation costs related to leadership changes and $0.4 million in expenses related to the BCH acquisition. As a percentage of revenue, SG&A decreased from 14.8% in 2017 to 13.6% in 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
SG&A	$75,297	$66,707	$216,528	$196,553
Less: SG&A from companies acquired	(2,292)	—	(5,544)	—
Less: Amortization expense	(4,384)	(3,394)	(12,315)	(8,072)
Same-store SG&A, excluding amortization expense	$68,621	$63,313	$198,669	$188,481

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

Interest Expense—Interest expense increased $0.2 million, or 19.9%, to $1.2 million for the third quarter of 2018 as compared to the same period in 2017. Interest expense increased $0.2 million, or 8.7%, to $2.6 million for the first nine months of 2018 as compared to the same period in 2017. The increase reflects the increased borrowings on the revolving credit facility and notes to former owners as a result of our recent acquisitions.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations for the third quarter of 2018 decreased $2.0 million as compared to the same period in 2017.  Income from changes in the fair value of contingent earn‑out obligations for the first nine months of 2018 decreased $1.4 million as compared to the same period in 2017. This income was the result of reducing our obligation related to BCH. The decrease in the third quarter of 2018 was based on updated measurements of estimated future cash flows for our contingent obligations. The decrease in the third quarter of 2017 was due to results being below the initial estimate as a result of Hurricane Irma and less project activity in the quarter than previously estimated.

Other Income—Other income increased to $4.1 million for the first nine months of 2018 as compared to the same period in 2017.  In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill.  We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements.  We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2018 was $26.5 million with an effective tax rate of 23.2% as compared to a provision for income taxes of $27.2 million with an effective tax rate of 36.3% for the same period in 2017. The effective tax rate for 2018 was higher than the 21.0% federal statutory rate primarily due to net state income taxes (4.5%) and nondeductible expenses (1.1%) partially offset by a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (2.4%) and deductions for stock-based compensation (1.0%).  The effective tax rate for 2017 was higher than the 35.0% federal statutory rate primarily due to net state income taxes (3.6%) and nondeductible expenses (1.1%) partially offset by deductions for stock-based compensation (1.2%) and the domestic production activities deduction (1.9%).

We currently estimate our effective tax rate for the full year 2018 will be between 22% and 25%. This includes the impact of the decrease in unrecognized tax benefits that lowered our 2018 effective tax rate. Starting in 2019, we currently estimate our effective tax rate will be between 25% and 30%.  While we believe we were able to make reasonable estimates of the impact of the Tax Cuts and Jobs Act in the financial statements, the amounts recorded are provisional and the final impact may differ from these estimates due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by regulatory authorities.

Outlook

Industry conditions improved during the three-year period from 2015 to 2017 and we currently expect that activity will continue at improved levels during 2018 and 2019. Our current emphasis is on efficient project performance, labor force development, and investments in growth. Based on our backlog and in light of economic conditions, we currently expect year-over-year improvement in our revenue and net earnings in the fourth quarter of 2018, and we expect continued favorable conditions in 2019.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Cash provided by (used in):
Operating activities	$68,002	$65,692
Investing activities	(86,269)	(110,906)
Financing activities	973	42,636
Net increase (decrease) in cash and cash equivalents	$(17,294)	$(2,578)
Free cash flow:
Cash provided by operating activities	$68,002	$65,692
Purchases of property and equipment	(22,059)	(16,830)
Proceeds from sales of property and equipment	1,077	784
Free cash flow	$47,020	$49,646

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

Cash provided by operating activities was $68.0 million during the first nine months of 2018 compared with $65.7 million during the same period in 2017. The $2.3 million increase is primarily due to a $40.0 million increase in net income and a $7.4 million increase in billings in excess of costs and estimated earnings due to the timing of billings and various project work.  This was partially offset by a $42.7 million increase in accounts receivable related to project work timing and the schedule for billings as well as the increase in revenue compared to the same period in 2017.

Cash Used in Investing Activities—During the first nine months of 2018, cash used in investing activities was $86.3 million compared to $110.9 million during the same period in 2017. The $24.6 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2018 compared to the same period in 2017.

Cash Provided by Financing Activities—Cash provided by financing activities was $1.0 million for the first nine months of 2018 compared to $42.6 million during the same period in 2017. The $41.7 million decrease is primarily due to $41.0 million less in net proceeds from the revolving line of credit compared to the prior year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2018, we have repurchased a cumulative total of 7.9 million shares at an average price of $14.79 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2018, we repurchased 0.3 million shares for approximately $11.6 million at an average price of $46.10 per share.

Debt

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of September 30, 2018, we had $70.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $296.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of September 30, 2018 was 0.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2018 was 18.6.

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

We were in compliance with all of our financial covenants as of September 30, 2018.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.8 million as of September 30, 2018. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $6.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%.  The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020.  In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%.  The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of September 30, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2018, $0.1 million of the note was outstanding, of which $0.1 million was considered current.

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

Contractual Obligations

As of September 30, 2018, we have $33.6 million in letter of credit commitments, of which $7.5 million will expire in 2018 and $26.1 million will expire in 2019. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2018, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to borrowings under the Facility was approximately 3.4% as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2018, we have repurchased a cumulative total of 7.9 million shares at an average price of $14.79 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2018, we repurchased 0.3 million shares for approximately $11.6 million at an average price of $46.10 per share.

During the quarter ended September 30, 2018, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	500	$46.00	7,771,895	340,598
August 1 - August 31	25,429	$55.60	7,797,324	986,085
September 1 - September 30	59,293	$55.78	7,856,617	926,792
	85,222	$55.67	7,856,617	926,792

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

Comfort Systems USA, Inc.

October 25, 2018	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 25, 2018	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 25, 2018	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer