Form 10-K
period 2018-12-31
COMFORT SYSTEMS USA INC
filed 2019-02-21
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant at June 29, 2018 was approximately $1.67 billion, based on the $45.80 last sale price of the registrant’s common stock on the New York Stock Exchange on June 29, 2018.

As of February 15, 2019, 36,869,712 shares of the registrant’s common stock were outstanding (excluding treasury shares of 4,253,653).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2018.

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

ITEM 1.  Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off‑site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout our 36 operating units with 128 locations in 114 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional HVAC markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Approximately 99% of our consolidated 2018 revenue was derived from commercial, industrial and institutional customers and multi‑family residential projects. Approximately 38.0% of our revenue was attributable to installation services in newly constructed facilities and 62.0% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2018 revenue was derived from the following service activities, substantially all of which are in the mechanical services industry, the single industry segment we serve:

Percentage of
Service Activity	Revenue
HVAC and Plumbing	90.5%
Building Automation Control Systems	4.4%
Other	5.1%
Total	100.0%

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

Many factors affect mechanical services industry growth, including but, not limited to, (i) population growth, which increases the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and equipment, (iii) increasing sophistication, complexity and efficiency of mechanical systems, and (iv) growing emphasis on environmental and energy efficiency.

Our industry can be broadly divided into two categories:

•	construction of and installation in new buildings, which provided approximately 38.0% of our revenue in 2018, and
•	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 62.0% of our 2018 revenue.

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

Strategy

We focus on strengthening operating competencies and on increasing profit margins. The key objectives of our strategy are to improve profitability and generate growth in our operations, to improve the productivity of our workforce, and to acquire complementary businesses. In order to accomplish our objectives, we are currently focused on the following elements:

Achieve Excellence in Core Competencies—We have identified six core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and maximizing the productivity of our increasingly valuable skilled labor force. The six core competencies are: (i) safety, (ii) customer service, (iii) design and build expertise, (iv) effective pre-construction processes, (v) job and cost tracking, and (vi) service excellence.

Achieve Operating Efficiencies—We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting operational “best practices,” and focusing on job management to deliver services in a cost‑effective and efficient manner. We emphasize improving the “job loop” at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently. We also use our combined spend to gain purchasing advantages on products and services such as HVAC components, raw materials, services, vehicles, bonding, insurance and employee benefits.

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path from working for a larger company that offers a more stable income and attractive benefits packages. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We are also increasing our national and local focus on skills training for our hourly workers.

Focus on Commercial, Industrial and Institutional Markets—We focus on the commercial, industrial and institutional building markets, including construction, maintenance, repair and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long‑term relationships with building owners. Approximately 99% of our consolidated 2018 revenue was derived from commercial, industrial and institutional customers and large multi‑family residential projects.

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

Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2018 by end‑use sector was as follows:

Industrial	27.3%
Education	18.0%
Office Buildings	13.2%
Healthcare	14.7%
Government	6.6%
Retail, Restaurants and Entertainment	10.3%
Multi-Family and Residential	6.2%
Other	3.7%
Total	100.0%

Approximately 84.0% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2018, we had 5,208 projects in process with an aggregate contract value of approximately $3.11 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $597,000. This average project size, when taken together with the approximately 16.0% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2018, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,586	$602.1
$1 million - $5 million	499	1,102.1
$5 million - $10 million	77	533.3
$10 million - $15 million	23	279.0
Greater than $15 million	23	592.2
Total	5,208	$3,108.7

Strategic Service Initiative—Over the last several years we have made substantial investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts have provided customer value and stimulated growth in all aspects of our businesses.

Seek Growth through Acquisitions—We believe that we can increase our cash flow and operating income by continuing to opportunistically enter new markets or service lines through acquisition. We have dedicated a significant portion of our cash flow on an ongoing basis to seeking opportunities to acquire businesses that have strong assembled workforces, attractive market positions and desirable locations.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 38.0% of our consolidated 2018 revenue, involves the design, engineering, integration, installation and start‑up of mechanical and related systems. We provide “design and build” and

“plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and energy efficiency of the HVAC system that best suits the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances we fabricate ductwork and piping and assemble certain components for the system based on the mechanical drawing specifications, eliminating the need to subcontract ductwork or piping fabrication. Finally, we install the system at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $597,000. We also perform larger project work, with 622 contracts in progress at December 31, 2018 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2018 had a contract price of $47.9 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 62.0% of our consolidated 2018 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty‑ to sixty‑day cancellation notice periods. We also provide remote monitoring of temperature, pressure, humidity and air flow for HVAC systems.

Sources of Supply

The raw materials and components we use include HVAC system components, ductwork, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. We estimate that direct purchase of commodities and finished products comprises between 10% and 15% of our average project cost. We have procedures to reduce commodity cost exposure such as purchasing commodities early for particular projects, as well as selectively using time or market-based escalation and escape provisions in bids and contracts.

Chillers for large units typically have the longest delivery time and generally have lead times of up to six months. The major components of commercial HVAC systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, McQuay, Trane and York. The major suppliers of building automation control systems are Automated Logic, Delta, Distech, Honeywell, Johnson Controls, Novar, Rockwell, Schneider, Siemens, Trane and York. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with no single customer accounting for more than 4% of consolidated 2018 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long‑term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long‑term relationships with our customers by providing superior, high‑quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi‑location service opportunities, we maintain a national sales force in our national accounts group.

Employees

As of December 31, 2018, we had approximately 9,900 employees. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all technicians comply with safety standards we have established and that are established under federal, state and local laws and regulations. Additionally, we have implemented a “best practices” safety program throughout our operations, which provides employees with incentives to improve safety performance and decrease workplace accidents. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.59 during 2018. This level was 28% better than the most recently published OSHA rate for our industry.

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

ITEM 1A.  Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. You should carefully consider the risks described below, together with all the information included in this report. Our business, financial condition and results of operations could be adversely affected by the occurrence of any of these events, which could cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.

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

Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases, we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

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

 Future growth could also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan.

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

Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Historically insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects and increase our overall risk exposure. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces outside our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

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

Our business may be affected by the work environment.

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which may have been exposed to harsh and hazardous conditions. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental or other standards, and adequately addressing harsh or hazardous conditions, our business and financial condition could be adversely affected.

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

Our 128 locations are located in 28 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

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

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone‑depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. Additionally, industries in which our customers or potential customers operate may be affected by new or changing environmental, safety, health or other regulatory requirements, leading to decreased demand for our services and potentially impacting our business, financial condition, results of operations, cash flows and our ability to grow.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. Moreover, our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

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

Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability.

The last several years have been periodically marked by political and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, tariffs, energy costs and inflation.  This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The United States government has indicated its intent to adopt a new approach to trade policy, including potentially renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in 2019, the Affordable Care Act individual mandate will no longer be in effect, but how such a change will affect the market and health care costs remains uncertain. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of that legislation, it is unclear what the impact of the Affordable Care Act, its amendment thereof, or its potential repeal or replacement will have on our financial position or results of operations.

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

Changes in accounting rules and regulations could adversely affect our financial results.

Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity.

Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

We conduct business across the United States and file income taxes in various tax jurisdictions. Our effective tax rates could be affected by many factors, some of which are outside of our control, including changes in tax laws and regulations in the various tax jurisdictions in which we file income taxes. For instance, the Tax Cuts and Jobs Act was enacted into law in December 2017. While certain portions of the Tax Cuts and Jobs Act seem to have had a positive impact on the Company’s results of operations, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. Furthermore, to the extent that certain of our customers are negatively affected by the Tax Cuts and Jobs Act and/or any uncertainty around its implementation or enforcement, they may reduce spending and defer, delay or cancel projects or contracts. Reduced government revenue resulting from changes to tax law may also lead to reduced government spending, which may negatively impact our government contracting business. It is also unknown if and to what extent various states will conform to the changes enacted by the Tax Cuts and Jobs Act.

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

Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the board of directors may determine. The issuance of this “blank‑check” preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law or even certain provisions of our credit agreement may also discourage takeover attempts that have not been approved by the Board of Directors.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of December 31, 2018, we owned ten properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 28 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

Brian Lane, age 61, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 54, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President for Region 5. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly‑traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Julie S. Shaeff, age 53, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning‑Ferris Industries, Inc., a publicly‑traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

 Laura F. Howell, age 31, has served as Vice President and General Counsel for the Company since January 2019. Prior to her current position, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the

Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terry A. Young, age 56, has served as Senior Vice President of Service for the Company since January 2019.  Prior to his current position, Mr. Young served as a Regional Vice President of Service for the Company from June 2013 to December 2018 and as Director of Business Development from May 2011 to June 2013.  Mr. Young joined the Company after working in various Executive GM and VP positions in Asia Pacific and North American organizations, including Triple M Mechanical, Daikin (formerly McQuay International) and the Trane Company. He has spent more than 35 years in the commercial HVAC construction and services industry in various roles including technical, engineering, business development, project and strategic activities.  Mr. Young has 6Sigma & PMI certifications and is a graduate of the TAFE College of New South Wales, Australia where he completed studies in F&M Engineering.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

			Cash
			Dividends
	High	Low	Declared
Fourth Quarter, 2018	$59.20	$41.30	$0.090
Third Quarter, 2018	$58.35	$46.25	$0.085
Second Quarter, 2018	$48.60	$40.15	$0.080
First Quarter, 2018	$44.45	$39.85	$0.075
Fourth Quarter, 2017	$44.65	$35.70	$0.075
Third Quarter, 2017	$37.15	$32.55	$0.075
Second Quarter, 2017	$37.10	$34.30	$0.075
First Quarter, 2017	$38.65	$32.30	$0.070

As of February 15, 2019, there were approximately 342 stockholders of record of our Common Stock, and the last reported sale price on that date was $50.66 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of December 31, 2018, we have repurchased a cumulative total of 8.2 million shares at an average price of $16.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2018, we repurchased 0.6 million shares for approximately $28.5 million at an average price of $48.13 per share.

During the year ended December 31, 2018, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	—	$—	7,605,588	506,905
February 1 - February 28	26,150	$40.64	7,631,738	480,755
March 1 - March 31	124,331	$41.12	7,756,069	356,424
April 1 - April 30	7,485	$40.38	7,763,554	348,939
May 1 - May 31	6,841	$44.68	7,770,395	342,098
June 1 - June 30	1,000	$46.31	7,771,395	341,098
July 1 - July 31	500	$46.00	7,771,895	340,598
August 1 - August 31	25,429	$55.60	7,797,324	986,085
September 1 - September 30	59,293	$55.78	7,856,617	926,792
October 1 - October 31	117,616	$53.01	7,974,233	809,176
November 1 - November 30	72,194	$53.14	8,046,427	736,982
December 1 - December 31	152,000	$45.32	8,198,427	584,982
	592,839	$48.13	8,198,427	584,982

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 8.8 million shares have been approved for repurchase.

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

ITEM 6.  Selected Financial Data

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$2,182,879	$1,787,922	$1,634,340	$1,580,519	$1,410,795
Operating income (1)	$150,238	$99,260	$101,569	$90,044	$42,222
Income from continuing operations	$112,903	$55,272	$64,896	$57,440	$28,614
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$—	$(15)
Net income including noncontrolling interests	$112,903	$55,272	$64,896	$57,440	$28,599
Net income attributable to Comfort Systems USA, Inc.	$112,903	$55,272	$64,896	$49,364	$23,063
Income per share attributable to Comfort Systems USA, Inc.:
Basic—
Income from continuing operations	$3.03	$1.48	$1.74	$1.32	$0.61
Income (loss) from discontinued operations	—	—	—	—	—
	$3.03	$1.48	$1.74	$1.32	$0.61
Diluted—
Income from continuing operations	$3.00	$1.47	$1.72	$1.30	$0.61
Income (loss) from discontinued operations	—	—	—	—	—
	$3.00	$1.47	$1.72	$1.30	$0.61
Cash dividends per share	$0.330	$0.295	$0.275	$0.250	$0.225
BALANCE SHEET DATA:
Working capital	$142,642	$115,629	$98,276	$118,882	$111,433
Total assets	$1,062,564	$881,120	$708,903	$691,594	$655,942
Total debt	$76,918	$60,539	$2,811	$11,507	$40,346
Total stockholders’ equity	$498,047	$417,945	$376,633	$365,005	$321,393
Total Comfort Systems USA, Inc. stockholders’ equity	$498,047	$417,945	$376,633	$346,721	$306,281

(1)	Included in operating income is a goodwill impairment charge of $1.1 million for 2017 and $0.7 million for 2014. There were no goodwill impairment charges for 2018, 2016 or 2015.

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

Nature and Economics of Our Business

Approximately 84.0% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre‑established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

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

As of December 31, 2018, we had 5,208 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $597,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well‑diversified distribution of revenue across end‑use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $2.51 billion of aggregate contract value as of December 31, 2018, or approximately 80%, out of a total contract value for all projects in progress of $3.11 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2018, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,586	$602.1
$1 million - $5 million	499	1,102.1
$5 million - $10 million	77	533.3
$10 million - $15 million	23	279.0
Greater than $15 million	23	592.2
Total	5,208	$3,108.7

In addition to project work, approximately 16.0% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty‑ to sixty‑day cancellation notice periods.

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

Economic and Industry Factors

As a mechanical and building controls services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics, and the fiscal condition of federal, state and local governments.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the four-year period from 2015 to 2018, there was an increase in overall activity levels and we currently expect that activity will continue at these improved levels during 2019.

As a result of our continued strong emphasis on cash flow, at December 31, 2018 we had modest indebtedness under our revolving credit facility, with positive uncommitted cash balances, as discussed further in “Liquidity and

Capital Resources” below. We have a credit facility in place with terms we believe are favorable that does not expire until April 2023. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety relationships as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2019 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term, and we believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

Critical Accounting Policies

Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). For additional information on the new standard and the impact to our results of operations, refer to our Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements.

We recognize revenue over time for all of our services as we perform them because (i) control continuously transfers to that customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred.  The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost to cost measure of progress for our contracts as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time.  Similar to jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services.

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

Percentage of Completion Method of Accounting

Approximately 84.0% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2018. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value-added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre‑contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. Capitalized costs associated with unsuccessful contract bids are written off in the period that we are informed that we will not be awarded the contract.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2018.

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

Accounting for Self‑Insurance Liabilities

We are substantially self‑insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per‑incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer‑developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2018		2017		2016
Revenue	$2,182,879	100.0%	$1,787,922	100.0%	$1,634,340	100.0%
Cost of services	1,736,600	79.6%	1,421,641	79.5%	1,290,331	79.0%
Gross profit	446,279	20.4%	366,281	20.5%	344,009	21.0%
Selling, general and administrative expenses	296,986	13.6%	266,586	14.9%	243,201	14.9%
Goodwill impairment	—	—	1,105	0.1%	—	—
Gain on sale of assets	(945)	—	(670)	—	(761)	—
Operating income	150,238	6.9%	99,260	5.5%	101,569	6.2%
Interest income	73	—	70	—	9	—
Interest expense	(3,710)	(0.2)%	(3,156)	(0.2)%	(2,345)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(2,066)	(0.1)%	3,715	0.2%	731	—
Other income (expense)	4,141	0.2%	1,049	0.1%	1,097	0.1%
Income before income taxes	148,676	6.8%	100,938	5.6%	101,061	6.2%
Provision for income taxes	35,773		45,666		36,165
Net income	$112,903		$55,272		$64,896

2018 Compared to 2017

We had 36 operating locations as of December 31, 2017. In the third quarter of 2018, we completed one acquisition of a company that reports as a separate operating location in Indiana (the “Indiana acquisition”). Furthermore, in the fourth quarter of 2018, we combined two operating locations into one. As of December 31, 2018, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2018 to 2017, as described below, excludes six months of results for the Indiana acquisition, which was acquired in July 2018, as well as the first three months of 2018 for BCH, which was acquired in April 2017. An operating location is included in the same‑store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in,” with existing operations.

Revenue—Revenue increased $395.0 million, or 22.1% to $2.18 billion in 2018 compared to 2017. The increase included a 5.1% increase related to the Indiana and BCH acquisitions and a 17.0% increase in revenue related to same‑store activity. The same‑store revenue increase was broad-based, including an increase in activity at our North Carolina operation ($123.6 million), one of our Virginia operations ($25.4 million) and our Wisconsin operation ($23.0 million).

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue, service work and short duration projects, which are generally billed as performed, do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term and should not be interpreted as indicative of ongoing revenue performance over several quarters.

Backlog as of December 31, 2018 was $1.17 billion, a 7.1% decrease from September 30, 2018 backlog of $1.25 billion and a 23.0% increase from December 31, 2017 backlog of $948.4 million. Sequential backlog decreased primarily due to completion of project work at our Wisconsin operation ($25.5 million), our North Carolina operation ($25.1 million) and one of our Virginia operations ($17.0 million). The year‑over‑year backlog increase included the Indiana acquisition ($27.2 million or 2.9%). Same-store backlog increased 20.1% primarily due to increased project bookings at BCH ($68.5 million), one of our Virginia operations ($61.1 million) and our Alabama operation ($33.9 million).

Gross Profit—Gross profit increased $80.0 million, or 21.8%, to $446.3 million in 2018 as compared to 2017. The increase included a $12.0 million, or 3.3%, increase related to the Indiana and BCH acquisitions and a $68.0 million, or 18.5%, increase on a same‑store basis. The same‑store increase in gross profit was primarily due to increased volumes and improvement in project execution at our North Carolina operation ($23.3 million), BCH ($9.1 million) and our Wisconsin operation ($6.8 million). As a percentage of revenue, gross profit remained relatively consistent at 20.4% in 2018 as compared to 20.5% in 2017 due to the improvement in project execution at our North Carolina operation, offset by job underperformance at our California operation ($3.7 million).

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $30.4 million, or 11.4%, to $297.0 million for 2018 as compared to 2017. On a same‑store basis, excluding amortization expense, SG&A increased $17.0 million, or 6.7%. This increase is primarily due to the increase in revenue and increased compensation costs related to higher earnings compared to the prior year. Additionally, we had an increase in bad debt expense in 2018 of $3.4 million due to three recent bankruptcy filings of retail customers ($1.2 million) and due to bad debt charges at our California operating location. As a percentage of revenue, SG&A decreased from 14.9% in 2017 to 13.6% in 2018.

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

	Year Ended
	December 31,
	2018	2017
	(in thousands)
SG&A	$296,986	$266,586
Less: SG&A from companies acquired	(7,860)	—
Less: Amortization expense	(17,307)	(11,759)
Same-store SG&A, excluding amortization expense	$271,819	$254,827

Interest Expense—Interest expense increased $0.6 million, or 17.6%, in 2018. The increase reflects the increase in the variable interest rate on our revolving credit facility as well as an increase in notes to former owners as a result of our recent acquisitions.

Changes in the Fair Value of Contingent Earn‑out Obligations—The contingent earn‑out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn‑out obligations decreased $5.8 million in 2018 compared to 2017. The loss from changes in the fair value of contingent earn out obligations in 2018 was primarily driven by higher than previously projected earnings from BCH, which increased the value of the earn-out. The income from changes in the fair value of contingent earn-out obligations for 2017 resulted from reducing our obligation related to the BCH acquisition primarily due to results being below the initial estimate as a result of the impact of Hurricane Irma and less project activity than previously estimated.

Other Income—Other income increased $3.1 million, or 294.8% in 2018 as compared to 2017. In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements. Additionally, in the fourth quarter of 2017, we entered into a separate settlement agreement with BP related to two claims from another one of our subsidiaries and recorded a $1.0 million gain in the fourth quarter of 2017 in “Other Income”. We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

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

Our effective tax rate for 2018 was 24.1%, as compared to 45.2% in 2017. The effective rate for 2018 was higher than the 21% federal statutory rate primarily due to net state income taxes (5.0%) and nondeductible expenses (1.3%), partially offset by a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (1.9%) and deductions for stock-based compensation (0.9%). The effective rate for 2017 was higher than the 35% federal statutory rate primarily due to the remeasurement of net deferred tax assets for the corporate tax rate reduction to 21% (9.4%) and net state income taxes (2.8%), partially offset by the domestic production activities deduction (2.1%) and deductions for stock-based compensation (1.3%). Refer to Note 9 in the Consolidated Financial Statements for a reconciliation of the federal statutory rate to the effective tax rate reflected in our financial statements.

The decrease in the effective tax rate from 2017 to 2018 was primarily due to the impact of the corporate tax rate reduction to 21%, partially offset by the repeal of the domestic production activities deduction pursuant to the Tax Cuts and Jobs Act and the decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

We currently estimate our effective tax rate for 2019 will be between 25% and 30%. We generally expect our tax rate in 2019 to be higher than 2018 due to the nonrecurring benefit from the decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

2017 Compared to 2016

We had 35 operating locations as of December 31, 2016. During 2017, we completed one acquisition in the second quarter of 2017, known as “BCH”, that reports as a separate operating location in the Tampa, Florida area. Other than the addition of BCH, we did not make any changes to operating locations. As of December 31, 2017, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same‑store comparison from 2017 to 2016, as described below, excludes nine months of results for BCH, which was acquired in April 2017 as well as the first month of 2017 for Shoffner, which was acquired in February 2016. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in,” with existing operations.

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

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Project work generally lasts less than one year. Service agreement revenue and service work and short duration projects, which are generally billed as performed, do not flow through backlog. Accordingly, backlog represents only a portion of our revenue for any given future period, and it represents revenue that is likely to be reflected in our operating results over the next six to twelve months. As a result, we believe the predictive value of backlog information is limited to indications of general revenue direction over the near term and should not be interpreted as indicative of ongoing revenue performance over several quarters.

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

Selling, General and Administrative Expenses (“SG&A”)— SG&A increased $23.4 million, or 9.6%, to $266.6 million for 2017 as compared to 2016. On a same‑store basis, excluding amortization expense, SG&A increased $7.3 million, or 3.1%. This increase is primarily due to $0.8 million in compensation costs related to leadership changes and the increase in same-store revenue.  Additionally, we incurred $0.4 million in expenses in the first quarter of 2017 related to the acquisition of BCH completed on April 1, 2017. Amortization expense increased $5.6 million during the period primarily as a result of the BCH acquisition. As a percentage of revenue, SG&A was 14.9% in both 2017 and 2016.

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

Provision for Income Taxes— We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

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

The increase in the effective tax rate from 2016 to 2017 was primarily due to the impact from the remeasurement of net deferred tax assets for the corporate tax rate reduction to 21% pursuant to the Tax Cuts and Jobs Act.

Outlook

Industry conditions improved during the three-year period from 2016 to 2018 and we currently expect that activity will continue at these improved levels during 2019. Our emphasis for 2019 will be on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions, we currently expect that revenue and net earnings in 2019 will continue at the favorable levels we experienced in 2018.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$147,190	$114,090	$91,188
Investing activities	(95,710)	(128,968)	(79,318)
Financing activities	(42,402)	19,346	(36,260)
Net increase (decrease) in cash and cash equivalents	$9,078	$4,468	$(24,390)
Free cash flow:
Cash provided by operating activities	$147,190	$114,090	$91,188
Purchases of property and equipment	(27,268)	(35,467)	(23,217)
Proceeds from sales of property and equipment	1,698	1,359	1,062
Free cash flow	$121,620	$79,982	$69,033

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

2018 Compared to 2017

Cash Provided by Operating Activities—Cash flow from operations is primarily influenced by demand for our services and operating margins but can also be influenced by working capital needs associated with the various types of services that we provide. In particular, working capital needs may increase when we commence large volumes of work under circumstances where project costs, primarily associated with labor, equipment and subcontractors, are required to be paid before the receivables resulting from the work performed are billed and collected. Working capital needs are generally higher during the late winter and spring months as we prepare and plan for the increased project demand when favorable weather conditions exist in the summer and fall months. Conversely, working capital assets are typically converted to cash during the late summer and fall months as project completion is underway. These seasonal trends are sometimes offset by changes in the timing of major projects, which can be impacted by the weather, project delays or accelerations and other economic factors that may affect customer spending.

We generated $147.2 million of cash flow from operating activities during 2018 compared with $114.1 million during 2017. The $33.1 million increase is primarily due to the $57.6 million increase in net income. This increase to operating cash flow was partially offset by the change in receivables of $30.8 million, primarily related to the increase in revenue and the timing of customer billings and payments.

Cash Used in Investing Activities—Cash used in investing activities was $95.7 million for 2018 compared to $129.0 million during 2017. The $33.3 million decrease in cash used primarily relates to cash paid (net of cash acquired) for the Indiana acquisition in 2018 of $46.2 million compared to the BCH acquisition in 2017 of $86.1 million.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $42.4 million for 2018 compared to cash provided by financing activities of $19.3 million during 2017. The $61.7 million increase in cash used in financing activities primarily relates to $40.0 million of reduced net proceeds from the revolving line of credit in 2018 compared to the prior year as well as a $19.5 million increase in share repurchases in 2018 compared to the prior year.

2017 Compared to 2016

Cash Provided by Operating Activities—We generated $114.1 million of cash flow from operating activities during 2017 compared with $91.2 million during 2016. The $22.9 million increase is primarily due to the $22.3 million increase in gross profit, increases in billings in excess of costs of $21.6 million, primarily due to the timing of billings and various project work, and increases in accounts payable and accrued liabilities of $19.3 million due to increased activity and revenue as well as increased compensation accruals. These increases to operating cash flow were partially offset by the change in receivables of $44.8 million primarily related to the timing of customer billings and payments.

Cash Used in Investing Activities—Cash used in investing activities was $129.0 million for 2017 compared to $79.3 million during 2016. The $49.7 million increase in cash used primarily relates to cash paid (net of cash acquired) for the BCH acquisition in 2017 of $86.1 million compared to the EAS and Shoffner acquisitions in 2016 ($56.3 million).

Cash Used in Financing Activities—Cash provided by financing activities was $19.3 million for 2017 compared to cash used in financing activities of $36.3 million during 2016. The $55.6 million increase in cash provided by financing activities primarily relates to $55.0 million of additional net proceeds from the revolving line of credit in 2017 compared to the prior year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of December 31, 2018, we have repurchased a cumulative total of 8.2 million shares at an average price of $16.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2018, we repurchased 0.6 million shares for approximately $28.5 million at an average price of $48.13 per share.

Debt

Revolving Credit Facility

We have a $400.0 million senior credit facility (the “Facility”) provided by a syndicate of banks, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility.  As of December 31, 2018, we had $50.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $316.4 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of December 31, 2018.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense on notes to former owners	$642	$365	$70
Interest expense on borrowings and unused commitment fees	2,211	1,862	1,251
Letter of credit fees	474	553	657
Amortization of debt financing costs	383	376	367
Total	$3,710	$3,156	$2,345

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2018 (in thousands):

Net income	$112,903
Provision for income taxes	35,773
Interest expense, net	3,637
Depreciation and amortization expense	42,689
Stock-based compensation	7,161
Pre-acquisition results of acquired companies, as defined under the Facility	3,771
Credit Facility Adjusted EBITDA	$205,934

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of December 31, 2018 was 0.4.

Fixed Charge Coverage Ratio— The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non‑financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2018 was 21.9.

Other Restrictions— The Facility permits acquisitions of up to $40.0 million per transaction, provided that the aggregate purchase price of all such acquisitions in the same fiscal year does not exceed $80.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2018.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.8 million as of December 31, 2018. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $6.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%.  The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%.  The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%.  The principal is due in equal installments in January 2019 and 2020. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The remaining principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2018, $0.1 million of the note was outstanding, all of which was considered current.

Outlook

We have generated positive net free cash flow for the last twenty calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

The following recaps the future maturities of our contractual obligations as of December 31, 2018 (in thousands):

	Twelve Months Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$50,000	$—	$50,000
Notes to former owners	3,179	13,817	9,817	—	—	—	26,813
Other debt	100	5	—	—	—	—	105
Interest payable	2,611	2,311	1,936	1,840	460	—	9,158
Operating lease obligations	13,503	10,768	9,449	7,707	6,402	28,328	76,157
Total	$19,393	$26,901	$21,202	$9,547	$56,862	$28,328	$162,233

As discussed in Note 9 “Income Taxes”, included in our Consolidated Balance Sheet at December 31, 2018 is approximately $3.0 million of unrecognized tax benefits. We believe it is reasonably possible that a decrease of up to $3.0 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

As of December 31, 2018, we also have $33.6 million in letter of credit commitments, of which $15.1 million will expire in 2019 and $18.5 million will expire in 2020. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self‑insurance programs through third‑party insurers as we do. While many of these letter of credit commitments expire in 2019, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2018:

	Twelve Months Ended December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt	$3,179	$13,817	$9,817	$—	$—	$—	$26,813
Average Interest Rate	3.1%	3.1%	3.1%	—	—	—	3.1%
Variable Rate Debt	$100	$5	$—	$—	$50,000	$—	$50,105

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of December 31, 2018. The interest rate applicable to other variable rate debt was approximately 4.8% as of December 31, 2018.

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

ITEM 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Comfort Systems USA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2019

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,620	$36,542
Billed accounts receivable, less allowance for doubtful accounts of $5,898 and $3,400, respectively	481,366	382,867
Unbilled accounts receivable	37,180	—
Other receivables	16,361	21,235
Inventories	12,416	10,303
Prepaid expenses and other	6,544	8,294
Costs and estimated earnings in excess of billings	10,213	30,116
Total current assets	609,700	489,357
PROPERTY AND EQUIPMENT, NET	99,618	87,591
GOODWILL	235,182	200,584
IDENTIFIABLE INTANGIBLE ASSETS, NET	95,275	76,044
DEFERRED TAX ASSETS	17,634	22,966
OTHER NONCURRENT ASSETS	5,155	4,578
Total assets	$1,062,564	$881,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,279	$613
Accounts payable	176,167	132,011
Accrued compensation and benefits	87,388	69,217
Billings in excess of costs and estimated earnings	130,986	106,005
Accrued self-insurance	36,386	32,228
Other current liabilities	32,852	33,654
Total current liabilities	467,058	373,728
LONG-TERM DEBT	73,639	59,926
DEFERRED TAX LIABILITIES	1,387	2,263
OTHER LONG-TERM LIABILITIES	22,433	27,258
Total liabilities	564,517	463,175
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,229,653 and 3,936,291 shares, respectively	(87,747)	(63,519)
Additional paid-in capital	316,479	312,784
Retained earnings	268,904	168,269
Total stockholders’ equity	498,047	417,945
Total liabilities and stockholders’ equity	$1,062,564	$881,120

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
REVENUE	$2,182,879	$1,787,922	$1,634,340
COST OF SERVICES	1,736,600	1,421,641	1,290,331
Gross profit	446,279	366,281	344,009
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	296,986	266,586	243,201
GOODWILL IMPAIRMENT	—	1,105	—
GAIN ON SALE OF ASSETS	(945)	(670)	(761)
Operating income	150,238	99,260	101,569
OTHER INCOME (EXPENSE):
Interest income	73	70	9
Interest expense	(3,710)	(3,156)	(2,345)
Changes in the fair value of contingent earn-out obligations	(2,066)	3,715	731
Other	4,141	1,049	1,097
Other income (expense)	(1,562)	1,678	(508)
INCOME BEFORE INCOME TAXES	148,676	100,938	101,061
PROVISION FOR INCOME TAXES	35,773	45,666	36,165
NET INCOME	$112,903	$55,272	$64,896

INCOME PER SHARE:
Basic	$3.03	$1.48	$1.74
Diluted	$3.00	$1.47	$1.72

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	37,202	37,239	37,335
Diluted	37,592	37,672	37,811
DIVIDENDS PER SHARE	$0.330	$0.295	$0.275

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Non-	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Interests	Equity
BALANCE AT DECEMBER 31, 2015	41,123,365	$411	(3,696,781)	$(46,845)	$323,765	$69,390	$18,284	$365,005
Cumulative effect of change in accounting principle	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	64,896	—	64,896
Issuance of Stock:
Issuance of shares for options exercised	—	—	111,761	1,568	10	—	—	1,578
Issuance of restricted stock & performance stock	—	—	172,727	2,282	(306)	—	—	1,976
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(41,788)	(1,304)	—	—	—	(1,304)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(10,264)	—	(10,264)
Acquisition of noncontrolling interest	—	—	—	—	(17,346)	—	(18,284)	(35,630)
Share repurchase	—	—	(460,170)	(13,088)	—	—	—	(13,088)
BALANCE AT DECEMBER 31, 2016	41,123,365	411	(3,914,251)	(57,387)	309,625	123,984	—	376,633
Net income	—	—	—	—	—	55,272	—	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	—	3,785
Dividends	—	—	—	—	—	(10,987)	—	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	411	(3,936,291)	(63,519)	312,784	168,269	—	417,945
Net income	—	—	—	—	—	112,903	—	112,903
Issuance of Stock:
Issuance of shares for options exercised	—	—	206,875	3,618	(513)	—	—	3,105
Issuance of restricted stock & performance stock	—	—	129,569	2,227	(4)	—	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(36,967)	(1,540)	—	—	—	(1,540)
Stock-based compensation	—	—	—	—	4,212	—	—	4,212
Dividends	—	—	—	—	—	(12,268)	—	(12,268)
Share repurchase	—	—	(592,839)	(28,533)	—	—	—	(28,533)
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$—	$498,047

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,903	$55,272	$64,896
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	20,089	17,404	8,185
Depreciation expense	22,600	20,052	17,981
Goodwill impairment	—	1,105	—
Bad debt expense (benefit)	3,562	182	(27)
Deferred tax provision (benefit)	4,456	4,178	(1,239)
Amortization of debt financing costs	383	376	367
Gain on sale of assets	(945)	(670)	(761)
Changes in the fair value of contingent earn-out obligations	2,066	(3,715)	(731)
Stock-based compensation	7,161	6,377	5,041
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(68,621)	(37,799)	7,038
Inventories	(1,538)	(584)	213
Prepaid expenses and other current assets	519	2,467	(8,850)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(14,444)	1,869	3,144
Other noncurrent assets	(114)	1,005	(143)
Increase (decrease) in—
Accounts payable and accrued liabilities	47,871	22,068	2,736
Billings in excess of costs and estimated earnings	16,786	13,265	(8,351)
Other long-term liabilities	(5,544)	11,238	1,689
Net cash provided by operating activities	147,190	114,090	91,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,268)	(35,467)	(23,217)
Proceeds from sales of property and equipment	1,698	1,359	1,062
Cash paid for acquisitions, net of cash acquired	(70,140)	(94,860)	(57,163)
Net cash used in investing activities	(95,710)	(128,968)	(79,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	124,000	177,000	144,000
Payments on revolving line of credit	(119,000)	(132,000)	(154,000)
Payments on other debt	(1,127)	(835)	(592)
Payments on capital lease obligations	—	(256)	(251)
Debt financing costs	(844)	—	(789)
Payments of dividends to stockholders	(12,268)	(10,987)	(10,264)
Share repurchase	(28,533)	(9,007)	(13,088)
Shares received in lieu of tax withholding	(1,540)	(1,419)	(1,304)
Proceeds from exercise of options	3,105	2,052	1,578
Deferred acquisition payments	(750)	(2,802)	(1,350)
Payments for contingent consideration arrangements	(5,445)	(2,400)	(200)
Net cash provided by (used in) financing activities	(42,402)	19,346	(36,260)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,078	4,468	(24,390)
CASH AND CASH EQUIVALENTS, beginning of year	36,542	32,074	56,464
CASH AND CASH EQUIVALENTS, end of year	$45,620	$36,542	$32,074

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 38.0% of our consolidated 2018 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 62.0% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2018	2017	2016
Interest	$3,743	$2,832	$1,864
Income taxes	$33,401	$38,144	$29,349

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Topic 606 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use asset approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. Full retrospective application is prohibited. We plan to use a transition method allowed by ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” in which lessees apply the new lease standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We do not expect the adoption of ASU 2016-02 to have a significant impact to our Statement of Operations or Cash Flows.  Our Balance Sheet will be impacted from this standard by recording right-of-use assets and lease liabilities, which we currently expect to be less than $75 million.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. This standard removes certain disclosure requirements including the valuation processes for Level 3 fair value measurements, the policy for timing of transfers between levels and the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The standard requires certain additional disclosures for public entities, including disclosure of the changes in unrealized gains and losses included in Other Comprehensive Income for Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Certain amendments, including the amendment on changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs, should be applied prospectively while other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  Sales-based taxes are excluded from revenue.

We provide comprehensive mechanical contracting services, which principally includes HVAC, plumbing, piping and controls, as well as off‑site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers.  Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred, marked up at an agreed upon percentage.

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

Selling, marketing and estimation costs incurred in relation to selling contracts are expensed as incurred. On rare occasions, we may incur significant expenses related to selling a contract that we only incurred because we sold that contract. If this occurs, we capitalize that cost and amortize it on a percentage of completion basis over the life of the contract. We do not currently have any capitalized selling, marketing, or estimation costs on our Balance Sheet and did not incur any impairment loss in the current year.

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

Contracts in progress are as follows (in thousands):

	December 31,
	2018	2017
Costs incurred on contracts in progress	$1,574,460	$1,288,330
Estimated earnings, net of losses	300,514	253,641
Less—Billings to date	(1,958,567)	(1,617,860)
Less—Unbilled accounts receivable	(37,180)	—
	$(120,773)	$(75,889)

Costs and estimated earnings in excess of billings	$10,213	$30,116
Billings in excess of costs and estimated earnings	(130,986)	(106,005)
	$(120,773)	$(75,889)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each balance sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2018 and 2017 were $80.8 million and $68.7 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2018 and 2017 included $13.7 million and $11.9 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each balance sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2018.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

We typically invoice our customers with payment terms of net due in 30 days. It is common in the construction industry for a contract to specify more lenient payment terms allowing the customer 45 to 60 days to make their payment. It is also common for the contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances we receive payment of our invoices between 30 to 90 days of the date of the invoice.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases, we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

We recognize revenue over time for all of our services as we perform them because (i) control continuously transfers to that customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred.  The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost to cost measure of progress for our contracts, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. Similar to jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion (the process described below in more detail) is complex, subject to many variables and requires significant judgment. The consideration to which we are entitled on our long-term contracts may include both fixed and variable amounts. Variable amounts can either increase or decrease the transaction price. A common example of variable amounts that can either increase or decrease contract value are pending change orders that represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. Other examples of positive variable revenue include amounts awarded upon achievement of certain performance metrics, program milestones or cost of completion date targets and can be based upon customer discretion. Variable amounts can result in a deduction from contract revenue if we fail to meet stated performance requirements, such as complying with the construction schedule.

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

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities, these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services and the related impact to operating income are recognized quarterly on a cumulative catchup basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects where estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

During the year ended December 31, 2018, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Year Ended December 31,
Revenue by Service Provided	2018		2017		2016
HVAC and Plumbing	$1,976,374	90.5%	$1,615,468	90.4%	$1,462,980	89.5%
Building Automation Control Systems	95,093	4.4%	94,041	5.3%	90,461	5.5%
Other	111,412	5.1%	78,413	4.4%	80,899	4.9%
Total	$2,182,879	100.0%	$1,787,922	100.0%	$1,634,340	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2018		2017		2016
Industrial	$596,557	27.3%	$395,362	22.1%	$378,499	23.2%
Education	391,937	18.0%	351,808	19.7%	307,195	18.8%
Office Buildings	288,090	13.2%	248,604	13.9%	202,187	12.4%
Healthcare	319,958	14.7%	224,643	12.6%	197,797	12.1%
Government	143,958	6.6%	140,843	7.9%	160,414	9.8%
Retail, Restaurants and Entertainment	225,348	10.3%	223,593	12.5%	196,094	12.0%
Multi-Family and Residential	136,075	6.2%	116,844	6.5%	122,766	7.5%
Other	80,956	3.7%	86,225	4.8%	69,388	4.2%
Total	$2,182,879	100.0%	$1,787,922	100.0%	$1,634,340	100.0%

	Year Ended December 31,
Revenue by Activity Type	2018		2017		2016
New Construction	$829,978	38.0%	$684,687	38.3%	$653,488	40.0%
Existing Building Construction	796,946	36.5%	580,737	32.4%	514,437	31.5%
Service Projects	206,506	9.5%	197,703	11.1%	178,455	10.9%
Service Calls, Maintenance and Monitoring	349,448	16.0%	324,795	18.2%	287,960	17.6%
Total	$2,182,879	100.0%	$1,787,922	100.0%	$1,634,340	100.0%

Accounts Receivable

Accounts Receivable include amounts from work completed in which we have billed or have an unconditional right to bill our customers. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Year Ended
	December 31, 2018
	Contract	Contract
	Assets	Liabilities
Balance at beginning of period	$30,116	$106,005
Change due to acquisitions	2,833	8,195
Change due to conditional versus unconditional	6,244	—
Reclassified to unbilled accounts receivable	(28,980)	—
Change in timing for performance obligation to be satisfied	—	16,786
Balance at December 31, 2018	$10,213	$130,986

During the years ended December 31, 2018 and 2017, we recognized revenue of $97.6 million and $86.6 million related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2018 and 2017.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options.  As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.17 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter.  Our service maintenance agreements are generally one-year renewable agreements.

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

In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit.

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

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with no single customer accounting for more than 4% of consolidated 2018 revenue.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, life insurance policies, notes to former owners, capital leases, and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

3. Fair Value Measurements

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

•	Level 1—quoted prices in active markets for identical assets and liabilities;
•	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,620	$—	$—	$45,620
Life insurance—cash surrender value	$—	$3,252	$—	$3,252
Contingent earn-out obligations	$—	$—	$7,375	$7,375

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,542	$—	$—	$36,542
Life insurance—cash surrender value	$—	$3,128	$—	$3,128
Contingent earn-out obligations	$—	$—	$7,993	$7,993

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

We have life insurance policies covering 58 employees with a combined face value of $42.0 million. The policies are invested in several investment vehicles and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies is $3.3 million as of December 31, 2018 and $3.1 million as of December 31, 2017. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

	December 31,
	2018	2017
Balance at beginning of year	$7,993	$2,531
Issuances	4,366	11,755
Settlements	(7,050)	(2,578)
Adjustments to fair value	2,066	(3,715)
Balance at end of year	$7,375	$7,993

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the year ended December 31, 2018. During the year ended December 31, 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis. See Note 5 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.

4. Acquisitions

We completed two acquisitions in the third quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the first quarter of 2018, with a total preliminary purchase price of $95.6 million for the year ended December 31, 2018.  One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

Other Acquisitions

In the second quarter of 2017, we acquired all of the issued and outstanding stock of BCH Holdings, Inc. and each of its wholly-owned subsidiaries (collectively “BCH”) for $121.3 million of which $97.0 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $95.4 million in cash, $14.3 million in notes payable to former owners and an $11.6 million contingent earn-out obligation.  BCH is an integrated, single-source provider of mechanical service, maintenance and construction with headquarters in Tampa, Florida and operations throughout the southeastern region of the United States, which reports as a separate operating location. In addition to the BCH acquisition, we completed four additional acquisitions in 2017.  The total purchase price for these additional acquisitions, including earn-outs, was $9.4 million.

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

Additionally, in the first quarter of 2016, we acquired 100% of the ShoffnerKalthoff family of companies (collectively, “Shoffner”), which reports as a separate operating location in the Knoxville, Tennessee area. The acquisition date fair value of consideration transferred for this acquisition was $19.8 million, of which $14.8 million was allocated to goodwill and identifiable intangible assets. The purchase price included $15.5 million funded on the closing date plus a note payable to former owners, an earn-out that we will pay if certain financial targets are met after the acquisition date and a working capital adjustment. In addition to the EAS and Shoffner acquisitions, we completed one additional acquisition in 2016.  The total purchase price for this additional acquisition, including earn-outs, was $0.1 million.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. The acquisitions completed in the current and prior year were not material, individually or in the aggregate.  Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out where continued employment is a condition to receive payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$200,584	$149,208
Additions (See Note 4)	34,598	52,481
Impairment adjustment	—	(1,105)
Balance at end of year	$235,182	$200,584

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

We recorded a goodwill impairment charge of $1.1 million during the first quarter of 2017. Based on changes to our market strategy that occurred in March 2017 related to our reporting unit based in California, we reevaluated our projected future earnings for this operating location and determined that we could no longer support the related goodwill balance and therefore the goodwill associated with this location was fully impaired. The fair value was estimated using a discounted cash flow model. The annual impairment test did not identify any additional impairment for 2017.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

		December 31,
	Estimated	2018		2017
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$128,480	$(60,731)	$98,244	$(47,057)
Backlog	1 - 2	9,100	(8,260)	6,300	(5,478)
Tradenames	2 - 25	39,395	(12,709)	35,340	(11,305)
Total		$176,975	$(81,700)	$139,884	$(63,840)

The amounts attributable to customer relationships, noncompete agreements and tradenames are amortized to “Selling, General and Administrative Expenses” on a pattern of economic benefit or a straight‑line method over periods from one to twenty-five years. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $20.1 million, $17.4 million and $8.2 million, respectively.

At December 31, 2018, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2019	$18,088
2020	15,103
2021	12,060
2022	9,866
2023	8,478
Thereafter	31,680
Total	$95,275

6. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2018	2017
Land	—	$5,702	$2,745
Transportation equipment	1 - 7	98,898	87,120
Machinery and equipment	1 - 20	33,907	30,064
Computer and telephone equipment	1 - 10	20,179	20,463
Buildings and leasehold improvements	1 - 40	53,559	38,422
Furniture and fixtures	1 - 17	4,879	4,473
Construction in progress	—	1,715	12,614
		218,839	195,901
Less—Accumulated depreciation		(119,221)	(108,310)
Property and equipment, net		$99,618	$87,591

Depreciation expense, including capital lease amortization, for the years ended December 31, 2018, 2017 and 2016 was $22.6 million, $20.1 million and $18.0 million, respectively.

7. Detail of Certain Balance Sheet Accounts

Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$3,400	$4,288	$5,158
Bad debt expense (benefit)	3,562	182	(27)
Deductions for uncollectible receivables written off, net of recoveries	(1,304)	(1,829)	(876)
Allowance for doubtful accounts of acquired companies at date of acquisition	240	759	33
Balance at end of year	$5,898	$3,400	$4,288

Other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued warranty costs	$6,453	$6,149
Accrued job losses	1,495	598
Accrued sales and use tax	2,685	2,308
Deferred revenue	5,233	3,895
Liabilities due to former owners	2,045	2,981
Other current liabilities	14,941	17,723
	$32,852	$33,654

8. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2018	2017
Revolving credit facility	$50,000	$45,000
Notes to former owners	26,813	15,325
Other debt	105	214
Total debt	76,918	60,539
Less—current portion	(3,279)	(613)
Total long-term portion of debt	$73,639	$59,926

At December 31, 2018, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2019	$3,279
2020	13,822
2021	9,817
2022	—
2023	50,000
$76,918

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense on notes to former owners	$642	$365	$70
Interest expense on borrowings and unused commitment fees	2,211	1,862	1,251
Letter of credit fees	474	553	657
Amortization of debt financing costs	383	376	367
Total	$3,710	$3,156	$2,345

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. In 2018, we incurred approximately $0.8 million in financing and professional costs in connection with an amendment to the Facility, which combined with the previous unamortized costs of $1.1 million, are being amortized on a straight-line basis as a non-cash charge to interest expense over the remaining term of the Facility. As of December 31, 2018, we had $50.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $316.4 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2018, the book value of these assets was approximately $48.9 million.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non‑cash charges; and (f) pre‑acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2018 (in thousands):

Net income	$112,903
Provision for income taxes	35,773
Interest expense, net	3,637
Depreciation and amortization expense	42,689
Stock-based compensation	7,161
Pre-acquisition results of acquired companies, as defined under the Facility	3,771
Credit Facility Adjusted EBITDA	$205,934

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of December 31, 2018 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2018 was 21.9.

Other Restrictions—The Facility permits acquisitions of up to $40.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $80.0 million. However, these limitations only apply when the Company’s Net Leverage Ratio is equal to or greater than 2.00 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter‑end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2018.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. Additional margins are then added to these two rates. Under the Base Rate Loan Option, the interest rate is determined based on the highest of the Federal Funds Rate plus 0.5%, the prime lending rate offered by Wells Fargo Bank, N.A. or the one‑month Eurodollar Rate plus 1.00%. Under the Eurodollar Rate Loan Option, the interest rate is determined based on the one‑ to six‑month Eurodollar Rate. The Eurodollar Rate corresponds very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.” Additional margins are then added to these rates. The additional margins are determined based on the ratio of our Consolidated Total Indebtedness as of a given quarter end to our “Credit Facility Adjusted EBITDA” for the twelve months ending as of that quarter end, as defined in the credit agreement and shown below.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2018 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	2.95%
Wells Fargo Bank, N.A. Prime Rate	5.50%
One-month LIBOR plus 1.00%	3.52%
Eurodollar Rate Loan Option:
One-month LIBOR	2.52%
Six-month LIBOR	2.87%

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of December 31, 2018.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.8 million as of December 31, 2018. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to the former owners with an outstanding balance of $6.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%. The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in equal installments in January 2019 and 2020. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with the Shoffner acquisition in the first quarter of 2016, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of December 31, 2018 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in February 2019.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of December 31, 2018, $0.1 million of the note was outstanding, all of which was considered current.

9. Income Taxes

Provision for Income Taxes

Our provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2018	2017	2016
Current tax provision—
Federal	$22,728	$35,434	$32,721
State and Puerto Rico	8,589	6,054	4,683
Total current	31,317	41,488	37,404
Deferred tax provision (benefit)—
Federal	4,347	5,391	(2,101)
State and Puerto Rico	109	(1,213)	862
Total deferred	4,456	4,178	(1,239)
Provision for income taxes	$35,773	$45,666	$36,165

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 resulted in effective tax rates on continuing operations of 24.1%, 45.2% and 35.8%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands):

	December 31,
	2018	2017	2016
Federal statutory rate of—	21%	35%	35%
Income taxes at the federal statutory rate	$31,222	$35,328	$35,371
Increases (decreases) resulting from—
Net state income taxes	7,470	2,838	4,262
Valuation allowances	(2,852)	91	(1,254)
Net unrecognized tax benefits	(15)	153	20
Nondeductible expenses	1,926	1,134	825
R&D tax credits	(2,726)	—	—
Net operating loss carryforwards	2,225	—	—
Stock-based compensation deductions	(1,293)	(1,320)	(885)
Domestic production activities deduction	—	(2,112)	(2,026)
Corporate tax rate reduction to 21%	—	9,478	—
Other	(184)	76	(148)
Provision for income taxes	$35,773	$45,666	$36,165

As of December 31, 2017, we recorded provisional amounts for the impact of the Tax Cuts and Jobs Act. An expense of $9.5 million was recorded in the fourth quarter of 2017 for the remeasurement of our net deferred tax assets based on the rates at which they are expected to reverse in the future (generally 21%). At December 31, 2018, we completed our accounting for the impact of the Tax Cuts and Jobs Act, and no further adjustments were made.

During 2018, we filed an amended return claiming the credit for increasing research activities (“R&D tax credits”) and recorded a $2.7 million tax benefit that was fully offset by an increase in unrecognized tax benefits. We also dissolved our Puerto Rican subsidiary and thus wrote-off the remaining $2.2 million of net operating loss (“NOL”) carryforwards and related valuation allowance. Neither the R&D tax credits claim nor the dissolution of our Puerto Rican subsidiary had an impact on our 2018 effective tax rate.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the balance sheets are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets—
Accounts receivable and allowance for doubtful accounts	$1,445	$715
Stock-based compensation	2,538	2,297
Accrued liabilities and expenses	19,449	19,555
Net operating loss carryforwards	3,242	6,007
Intangible assets	5,071	2,272
Other	550	544
Subtotal	32,295	31,390
Valuation allowances	(648)	(3,500)
Total deferred tax assets	31,647	27,890
Deferred tax liabilities—
Property and equipment	(10,488)	(4,668)
Long-term contracts	(688)	(625)
Goodwill	(3,864)	(1,572)
Other	(360)	(322)
Total deferred tax liabilities	(15,400)	(7,187)
Net deferred tax assets	$16,247	$20,703

The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets	$17,634	$22,966
Deferred tax liabilities	$1,387	$2,263

As of December 31, 2018, we had $3.2 million of future tax benefits related to $55.5 million of available state NOL carryforwards, which expire in varying amounts between the years 2021 and 2038. Valuation allowances of $0.6 million have been recorded against certain of the state NOL carryforwards. The $2.6 million deferred tax asset for state NOL carryforwards, net of valuation allowances, reflects our conclusion that it is more-likely-than-not these assets will be realized based upon expected future earnings in certain subsidiaries.

We update our assessment of the realizability of deferred tax assets relating to state NOL carryforwards annually. A return to profitability in our subsidiaries with valuation allowances would result in a release of a portion of the valuation allowance relating to realizable deferred tax assets. A sustained period of profitability could cause a change in our judgment of any remaining deferred tax assets. If that were to occur, then it is likely that we would reverse some or all of the remaining valuation allowances.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Balance at beginning of year	$8,929	$240	$240
Additions based on tax positions related to current year	—	8,689	—
Additions based on tax positions related to prior years	2,726	—	—
Reductions for tax positions related to prior years	(8,689)	—	—
Reductions for settlements with tax authorities	—	—	—
Balance at end of year	$2,966	$8,929	$240

As of December 31, 2018, 2017 and 2016, we had $3.0 million, $8.9 million and $0.2 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rate. We also had accrued $0.6 million, $0.7 million and $0.4 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We believe it is reasonably possible that a decrease of up to $3.0 million in unrecognized tax benefits could occur within the next twelve months. Any decrease in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rate.

We are subject to taxation in the United States and various state jurisdictions. In the fourth quarter of 2017, we received a ‘no change letter’ from the Internal Revenue Service upon completion of its examination of the 2015 tax year. We remain open to examination by various state tax authorities for the 2010 tax year forward. As of December 31, 2018, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

10. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full‑time and some part‑time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $10.8 million in 2018,

$7.8 million in 2017 and $7.8 million in 2016. Of these amounts, approximately $0.2 million and $0.5 million were payable to the plans at December 31, 2018 and 2017, respectively.

Certain of our subsidiaries also participate or have participated in various multi‑employer pension plans for the benefit of employees who are union members. As of December 31, 2018 and 2017, we had 6 and 6, respectively, who were union members. There were no contributions made to multi‑employer pension plans in 2018, 2017 or 2016. The data available from administrators of other multi‑employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi‑employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non‑current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $4.3 million and $4.0 million recorded as of December 31, 2018 and  2017.

11. Commitments and Contingencies

Leases

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $23.4 million, $21.1 million, and $20.6 million, respectively. We recognize escalating rental payments that are quantifiable at the inception of the lease on a straight‑line basis over the lease term. Concurrent with the acquisitions of certain companies, we entered into various agreements with previous owners to lease buildings used in our operations. The terms of these leases generally range from three to ten years and certain leases provide for escalations in the rental expenses each year, the majority of which are based on inflation. Included in the 2018, 2017 and 2016 rent expense above are approximately $4.8 million, $4.8 million and $5.1 million of rent paid to these related parties, respectively.

The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ended December 31—
2019	$13,503
2020	10,768
2021	9,449
2022	7,707
2023	6,402
Thereafter	28,328
$76,157

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

In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a gain of $4.0 million in the second quarter of 2018 in “Other Income” as a result of these settlements. In the fourth quarter of 2017, we entered into settlement agreements with BP related to two claims from another one of our subsidiaries. We recorded a $1.0 million gain in the fourth quarter of 2017 in “Other Income” as a result of these settlements. Additionally, in the fourth quarter of 2016, we entered into a separate settlement agreement with BP related to a claim from another one of our subsidiaries and recorded a $0.6 million gain in the fourth quarter of 2016 in “Other Income”. We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

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

Our self‑insurance arrangements as of December 31, 2018 were as follows:

Workers’ Compensation—The per‑incident deductible for workers’ compensation is $1.0 million. Losses above $1.0 million are determined by statutory rules on a state‑by‑state basis and are fully covered by excess workers’ compensation insurance.

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

12. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non‑qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2018, there were 2.9 million shares available for issuance under this plan; however, following adoption of the 2017 Plan (described below), no additional shares will be issued under the 2012 Plan. The 2012 Plan will expire in May 2022.

2017 Omnibus Incentive Plan

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non‑qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2018, there were 2.6 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of December 31, 2018, we have repurchased a cumulative total of 8.2 million shares at an average price of $16.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2018, we repurchased 0.6 million shares for approximately $28.5 million at an average price of $48.13 per share.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2018 and 2017, respectively. There were approximately 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2016.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Common shares outstanding, end of period	36,894	37,187	37,209
Effect of using weighted average common shares outstanding	308	52	126
Shares used in computing earnings per share—basic	37,202	37,239	37,335
Effect of shares issuable under stock option plans based on the treasury stock method	283	316	330
Effect of restricted and contingently issuable shares	107	117	146
Shares used in computing earnings per share—diluted	37,592	37,672	37,811

13. Stock‑Based Compensation

Grants of stock options, restricted stock and restricted stock units, and performance share units have been, under the 2012 Plan, and under the 2017 Omnibus Incentive Plan (the “2017 Plan”), determined and administered by the compensation committee of the Board of Directors. Total stock‑based compensation expense was $7.2 million, $6.4 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Stock-based compensation expense is recognized using the straight‑line method over the vesting period and generally vests over a three‑year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock‑based compensation arrangements was $1.5 million, $2.4 million and $1.9 million for each of the years ended December 31, 2018, 2017 and 2016.

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

Stock Options

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31,
	2018
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	630	$20.03
Granted	87	$42.50
Exercised	(207)	$15.01
Forfeited	(11)	$38.08
Expired	—	$—
Outstanding at end of year	499	$25.65
Options exercisable at end of year	336

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $3.6 million and $1.9 million, respectively. Stock options exercisable as of December 31, 2018 have a weighted‑average remaining contractual term of 5.4 years and an aggregate intrinsic value of $8.1 million. As of December 31, 2018, we have 0.5 million options that are vested or expected to vest; these options have a weighted average exercise price of $25.65 per share, have a weighted‑average remaining contractual term of 6.4 years and an aggregate intrinsic value of $9.0 million.

The following table summarizes information about stock options outstanding at December 31, 2018 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding at	Contractual	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2018	Life	Exercise Price	12/31/2018	Exercise Price
$11.00 - $15.00	109	3.54	$13.61	109	$13.61
$15.01 - $20.00	158	5.70	$17.83	158	$17.83
$20.01 - $36.25	232	8.24	$36.58	69	$32.38
$11.00 - $36.25	499	6.41	$25.65	336	$19.46

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black‑Scholes option valuation model. The fair values and the assumptions used for the 2018, 2017 and 2016 grants are shown in the table below:

	Year Ended December 31,
	2018	2017	2016
Weighted-average fair value per share of options granted	$13.06	$11.43	$9.94
Fair value assumptions:
Expected dividend yield	0.79%	0.89%	0.97%
Expected stock price volatility	31.7%	34.5%	37.9%
Risk-free interest rate	2.66%	2.11%	1.41%
Expected term	5.3 years	5.3 years	5.3 years

Stock options are accounted for as equity instruments. As of December 31, 2018, the unrecognized compensation cost related to stock options was $0.2 million, which is expected to be recognized over a weighted‑average period of 1.6 years. The total fair value of options vested during the year ended December 31, 2018 was $0.9 million.

The following table summarizes information about nonvested stock option awards as of December 31, 2018 and changes for the year ended December 31, 2018 (shares in thousands):

		Weighted-Average
		Grant Date
Stock Options	Shares	Fair Value
Nonvested at December 31, 2017	186	$9.85
Granted	87	$13.06
Vested	(99)	$8.91
Forfeited	(11)	$11.92
Nonvested at December 31, 2018	163	$11.99

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31,
	2018
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	92	$30.48
Granted	69	$44.02
Vested	(77)	$34.17
Forfeited	(6)	$40.01
Unvested at end of year	78	$38.17

Approximately $0.7 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted‑average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2018 was $2.6 million. The weighted‑average fair value per share of restricted stock shares and units awarded during 2018, 2017 and 2016 was $44.02, $35.69 and $30.25, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was $3.3 million, $3.2 million and $3.6 million, respectively.

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

Compensation expense for dollar‑denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three‑year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2018 was $5.3 million. Of this amount, $2.1 million relates to the PSUs granted in 2016 whose performance period ended December 31, 2018. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2018, 2017 and 2016 was $2.9 million, $2.6 million and $1.6 million, respectively. At the December 31, 2018 calculated fair market value, approximately $0.4 million of compensation expense related to performance stock units will be recognized over a weighted‑average period of 1.2 years.

14. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2018 and 2017 is summarized as follows (in thousands, except per share data):

	2018
	Q1	Q2	Q3	Q4
Revenue	$464,941	$535,043	$594,536	$588,359
Gross profit	89,053	111,183	127,868	118,175
Net income	16,659	32,547	38,541	25,156
INCOME PER SHARE:
Basic	$0.45	$0.87	$1.03	$0.68
Diluted	$0.44	$0.87	$1.02	$0.67

	2017
	Q1	Q2	Q3	Q4
Revenue	$380,588	$465,411	$480,851	$461,072
Gross profit	75,954	95,738	100,858	93,731
Net income (1)	7,477	17,972	22,284	7,539
INCOME PER SHARE:
Basic	$0.20	$0.48	$0.60	$0.20
Diluted	$0.20	$0.48	$0.59	$0.20

(1)	In the fourth quarter of 2017, we recorded a $9.5 million increase to the provision for income taxes to remeasure our net deferred tax assets for the enacted corporate tax rate reduction.

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year‑to‑date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

15. Subsequent Events

In February 2019, we signed a definitive agreement, pending customary closing conditions, to acquire all of the issued and outstanding stock of Walker TX Holding Company, Inc. and each of its wholly-owned subsidiaries (collectively “Walker”). We expect the transaction to close early in the second quarter of 2019. The purchase price consists of $178 million in cash at closing, subject to working capital and certain other post-closing adjustments as set forth in the purchase agreement, and $25 million in a promissory note that is payable in two equal installments of $12.5 million on the third and fourth anniversaries of the closing date, plus an earn out that we will pay if certain financial targets are met after the acquisition date.  Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas and operations throughout the state of Texas.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2018 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The other information called for by this item has been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2018 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10‑K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2018 and such information is hereby incorporated by reference.

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

(c)Excluded financial statements:

None.

ITEM 16.  Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333‑24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10‑K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10‑K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8‑K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333‑24021
*10.1	Comfort Systems USA, Inc. 1997 Long‑Term Incentive Plan	10.1	333‑24021
*10.2	Comfort Systems USA, Inc. 1997 Non‑Employee Directors’ Stock Plan	10.2	333‑24021
*10.3	Amendment to the 1997 Non‑Employee Directors’ Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10‑Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333‑138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10‑K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non‑Employee Directors	10.7	2006 Form 10‑K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10‑Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10‑Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10‑Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8‑K
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co‑Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8‑K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10‑Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8‑K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non‑Employee Directors	10.1	Second Quarter 2011 Form 10‑Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10‑Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10‑Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8‑K
*10.21	Form of 2012 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8‑K
*10.22	2012 Equity Incentive Plan	A	April 9, 2012 Proxy Statement
*10.23	2012 Senior Management Annual Performance Plan	B	April 9, 2012 Proxy Statement
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10‑Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.1	March 22, 2013 Form 8‑K
*10.26	Form of 2013 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8‑K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10‑Q
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10‑K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10‑K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10‑Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8‑K
*10.32	Form of 2014 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8‑K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10‑K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10‑Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 9, 2014	10.1	April 9, 2014 Form 8‑K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8‑K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.37	Form of 2015 Dollar‑denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8‑K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10‑Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10‑Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.41	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.42	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.43	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.44	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.45	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.46	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.47	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.48	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.49	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.50	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.51	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.52	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.53	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.54	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.55	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 21, 2019
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 21, 2019
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 21, 2019
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 21, 2019
Franklin Myers

/s/ Darcy G. Anderson	Director	February 21, 2019
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 21, 2019
Herman E. Bulls

/s/ Alan P. Krusi	Director	February 21, 2019
Alan P. Krusi

/s/ James H. Schultz	Director	February 21, 2019
James H. Schultz

/s/ Pablo G. Mercado	Director	February 21, 2019
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 21, 2019
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 21, 2019
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 21, 2019
Vance W. Tang