Form 10-Q
period 2019-03-31
COMFORT SYSTEMS USA INC
filed 2019-04-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ◻ No ⌧

The number of shares outstanding of the issuer’s common stock as of April 22, 2019 was 36,904,514 (excluding treasury shares of 4,218,851).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,130	$45,620
Billed accounts receivable, less allowance for doubtful accounts of $5,865 and $5,898, respectively	447,298	481,366
Unbilled accounts receivable	38,463	37,180
Other receivables	13,711	16,361
Inventories	12,908	12,416
Prepaid expenses and other	7,476	6,544
Costs and estimated earnings in excess of billings	8,286	10,213
Total current assets	557,272	609,700
PROPERTY AND EQUIPMENT, NET	102,774	99,618
LEASE RIGHT-OF-USE ASSET	70,316	—
GOODWILL	235,860	235,182
IDENTIFIABLE INTANGIBLE ASSETS, NET	91,073	95,275
DEFERRED TAX ASSETS	17,485	17,634
OTHER NONCURRENT ASSETS	5,252	5,155
Total assets	$1,080,032	$1,062,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,755	$3,279
Accounts payable	136,115	176,167
Accrued compensation and benefits	65,135	87,388
Billings in excess of costs and estimated earnings	120,290	130,986
Accrued self-insurance	37,615	36,386
Other current liabilities	47,933	32,852
Total current liabilities	409,843	467,058
LONG-TERM DEBT	74,483	73,639
LONG-TERM LEASE LIABILITIES	62,028	—
DEFERRED TAX LIABILITIES	1,387	1,387
OTHER LONG-TERM LIABILITIES	17,096	22,433
Total liabilities	564,837	564,517
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,232,418 and 4,229,653 shares, respectively	(90,171)	(87,747)
Additional paid-in capital	319,691	316,479
Retained earnings	285,264	268,904
Total stockholders’ equity	515,195	498,047
Total liabilities and stockholders’ equity	$1,080,032	$1,062,564

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUE	$538,473	$464,941
COST OF SERVICES	431,808	375,888
Gross profit	106,665	89,053
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,905	70,023
GAIN ON SALE OF ASSETS	(219)	(211)
Operating income	27,979	19,241
OTHER INCOME (EXPENSE):
Interest income	25	14
Interest expense	(1,062)	(713)
Changes in the fair value of contingent earn-out obligations	(158)	153
Other	15	38
Other income (expense)	(1,180)	(508)
INCOME BEFORE INCOME TAXES	26,799	18,733
PROVISION FOR INCOME TAXES	6,933	2,074
NET INCOME	$19,866	$16,659

INCOME PER SHARE:
Basic	$0.54	$0.45
Diluted	$0.53	$0.44

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,923	37,192
Diluted	37,234	37,628
DIVIDENDS PER SHARE	$0.095	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Three Months Ended
	March 31, 2018
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2017	41,123,365	$411	(3,936,291)	$(63,519)	$312,784	$168,269	$417,945
Net income (unaudited)	—	—	—	—	—	16,659	16,659
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	19,124	326	(88)	—	238
Issuance of restricted stock & performance stock (unaudited)	—	—	52,306	892	1,331	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(19,921)	(846)	—	—	(846)
Stock-based compensation (unaudited)	—	—	—	—	1,880	—	1,880
Dividends (unaudited)	—	—	—	—	—	(2,786)	(2,786)
Share repurchase (unaudited)	—	—	(150,481)	(6,175)	—	—	(6,175)
BALANCE AT MARCH 31, 2018 (unaudited)	41,123,365	$411	(4,035,263)	$(69,322)	$315,907	$182,142	$429,138

	Three Months Ended
	March 31, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income (unaudited)	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock (unaudited)	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation (unaudited)	—	—	—	—	2,084	—	2,084
Dividends (unaudited)	—	—	—	—	—	(3,506)	(3,506)
Share repurchase (unaudited)	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019 (unaudited)	41,123,365	$411	(4,232,418)	$(90,171)	$319,691	$285,264	$515,195

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,866	$16,659
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	4,891	3,827
Depreciation expense	5,833	5,413
Bad debt expense	235	261
Deferred tax provision	149	8,648
Amortization of debt financing costs	96	94
Gain on sale of assets	(219)	(211)
Changes in the fair value of contingent earn-out obligations	158	(153)
Stock-based compensation	3,176	2,793
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	38,272	(3,542)
Inventories	(492)	(537)
Prepaid expenses and other current assets	(2,083)	3,388
Costs and estimated earnings in excess of billings and unbilled accounts receivable	671	(8,065)
Other noncurrent assets	3,061	296
Increase (decrease) in—
Accounts payable and accrued liabilities	(59,331)	(15,663)
Billings in excess of costs and estimated earnings	(10,740)	(293)
Other long-term liabilities	(2,552)	(9,064)
Net cash provided by operating activities	991	3,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,844)	(5,588)
Proceeds from sales of property and equipment	357	366
Cash paid for acquisitions, net of cash acquired	(1,313)	(6,719)
Net cash used in investing activities	(9,800)	(11,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	54,000	20,000
Payments on revolving line of credit	(53,000)	(15,000)
Payments on other debt	(1,030)	(546)
Payments of dividends to stockholders	(3,506)	(2,786)
Share repurchase	(3,321)	(4,293)
Shares received in lieu of tax withholding	(781)	(846)
Proceeds from exercise of options	800	238
Deferred acquisition payments	(250)	—
Payments for contingent consideration arrangements	(593)	—
Net cash used in financing activities	(7,681)	(3,233)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,490)	(11,323)
CASH AND CASH EQUIVALENTS, beginning of period	45,620	36,542
CASH AND CASH EQUIVALENTS, end of period	$29,130	$25,219

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 41.6% of our consolidated 2019 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 58.4% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018 (the “Form 10-K”).

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use asset approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Full retrospective application is prohibited. We adopted ASU No. 2016-02, Leases (Topic 842), on January 1, 2019, using the transition method allowed by ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” in which lessees apply the new lease standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the practical expedient allowing us to not include leases with an initial term of 12 months or less on the balance sheet. Furthermore, we elected to apply the practical expedient allowing an entity to forgo reassessing (1) whether expired or existing contracts contain a lease, (2) classification of expired or existing leases, and (3) whether capitalized costs associated with expired or existing leases should be classified as “initial direct costs” under Topic 842. The adoption of ASU 2016-02 did not have a significant impact to our Statement of Operations or Cash Flows. The adoption of ASU 2016-02 resulted in the recording of right-of-use asset and lease liabilities of $75.9 million on our Balance Sheet as of January 1, 2019 but did not result in a cumulative-effect adjustment to retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The standard requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

We provide comprehensive mechanical contracting services, which principally includes HVAC, plumbing, piping and controls, as well as off-site construction, electrical, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred marked up at an agreed upon percentage.

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

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtaining or fulfillment costs on our Balance Sheet and did not incur any impairment loss on such costs in the current year.

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

In the first three months of 2018 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by activity, customer type and contract type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Our consolidated 2019 revenue was derived from the following service activities, all of which are in the mechanical services industry, the single industry segment we serve. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2019		2018
HVAC and Plumbing	$481,990	89.5%	$424,017	91.2%
Building Automation Control Systems	29,014	5.4%	20,045	4.3%
Other	27,469	5.1%	20,879	4.5%
Total	$538,473	100.0%	$464,941	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2019		2018
Industrial	$168,660	31.3%	$100,100	21.5%
Education	66,743	12.4%	88,203	19.0%
Office Buildings	66,212	12.3%	69,120	14.9%
Healthcare	92,023	17.1%	63,183	13.6%
Government	32,279	6.0%	36,147	7.8%
Retail, Restaurants and Entertainment	59,391	11.0%	52,787	11.3%
Multi-Family and Residential	30,235	5.6%	33,052	7.1%
Other	22,931	4.3%	22,349	4.8%
Total	$538,473	100.0%	$464,941	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2019		2018
New Construction	$223,961	41.6%	$185,282	39.9%
Existing Building Construction	182,296	33.8%	156,758	33.7%
Service Projects	50,384	9.4%	42,433	9.1%
Service Calls, Maintenance and Monitoring	81,833	15.2%	80,468	17.3%
Total	$538,473	100.0%	$464,941	100.0%

Accounts Receivable

Accounts Receivable, include amounts from work completed in which we have billed or have an unconditional right to bill our customers. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$10,213	$130,986	$30,116	$106,005
Change due to acquisitions	27	44	2,833	8,195
Change due to conditional versus unconditional	(1,954)	—	6,244	—
Reclassified to unbilled accounts receivable	—	—	(28,980)	—
Change in timing for performance obligation to be satisfied	—	(10,740)	—	16,786
Balance at end of period	$8,286	$120,290	$10,213	$130,986

In the first three months of 2019 and 2018, we recognized revenue of $105.6 million and $85.5 million related to our contract liabilities at January 1, 2019 and January 1, 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2019 and 2018.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.14 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts one year or less, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense was not material to our financial statements and aggregated to $1.9 million in the first quarter of 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of March 31, 2019 was 4.1%. We recognize lease expense, including escalating lease payments and excluding lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2019 and 2018 was $5.6 million and $5.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. Our lease terms may include the exercise of lease renewal options when it is reasonably certain that we will exercise the option and it is at our sole discretion. The weighted average remaining lease term was 8.6 years at March 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2019 and 2018 was approximately $1.2 million and $1.1 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease asset and liabilities included in the consolidated balance sheet as follows (in thousands):

March 31,
2019
Lease right-of-use assets	$70,316
Lease liabilities:
Other current liabilities	11,066
Long-term lease liabilities	62,028
Total lease liabilities	$73,094

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2019 (excluding the three months ended March 31, 2019)	$10,687
2020	12,508
2021	11,341
2022	9,410
2023	7,821
Thereafter	35,541
Total Lease Payments	87,308
Less—Present Value Discount	(14,214)
Present Value of Lease Liabilities	$73,094

Supplemental information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$5,904
Lease right-of-use assets obtained in exchange for lease liabilities	$174

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

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, life insurance policies, notes to former owners, leases and a revolving credit facility. We believe that the carrying values of these instruments on the accompanying balance sheets approximate their fair values.

Segment Disclosure

Our activities are within the mechanical services industry, which is the single industry segment we serve. Each operating unit represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria.

3. Fair Value Measurements

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

●	Level 1—quoted prices in active markets for identical assets and liabilities;
●	Level 2—observable market based inputs or unobservable inputs that are corroborated by market data; and
●	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$29,130	$—	$—	$29,130
Life insurance—cash surrender value	$—	$3,446	$—	$3,446
Contingent earn-out obligations	$—	$—	$6,939	$6,939

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,620	$—	$—	$45,620
Life insurance—cash surrender value	$—	$3,252	$—	$3,252
Contingent earn-out obligations	$—	$—	$7,375	$7,375

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

We have life insurance policies covering 62 employees with a combined face value of $44.5 million. The policies are invested in several investment vehicles and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.4 million as of March 31, 2019 and $3.3 million as of December 31, 2018. These assets are included in “Other Noncurrent Assets” in our consolidated balance sheets.

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

Balance at beginning of year	$7,375
Issuances	—
Settlements	(594)
Adjustments to fair value	158
Balance at March 31, 2019	$6,939

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

We completed one acquisition in the first quarter of 2019 with a total purchase price of $1.6 million for the three months ended March 31, 2019.  We completed two acquisitions in the first quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the third quarter of 2018. One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations. Our consolidated balance sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

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

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Balance at beginning of year	$235,182	$200,584
Additions (See Note 4)	678	34,598
Impairment adjustment	—	—
Balance at end of period	$235,860	$235,182

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Revolving credit facility	$51,000	$50,000
Notes to former owners	26,150	26,813
Other debt	89	105
Total debt	77,239	76,918
Less—current portion	(2,755)	(3,279)
Total long-term portion of debt	$74,484	$73,639

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2019, we had $51.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $315.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of March 31, 2019.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of March 31, 2019 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2019 was 22.6.

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

We were in compliance with all of our financial covenants as of March 31, 2019.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.2 million as of March 31, 2019. In conjunction with an acquisition in the first quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $0.4 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in January 2021. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $6.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%. The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in January 2020. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2019, $0.1 million of the note was outstanding, all of which was considered current.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2019 and 2018, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Common shares outstanding, end of period	36,891	37,088
Effect of using weighted average common shares outstanding	32	104
Shares used in computing earnings per share—basic	36,923	37,192
Effect of shares issuable under stock option plans based on the treasury stock method	230	317
Effect of restricted and contingently issuable shares	81	119
Shares used in computing earnings per share—diluted	37,234	37,628

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of March 31, 2019, we have repurchased a cumulative total of 8.3 million shares at an average price of $16.51 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2019, we repurchased 0.1 million shares for approximately $3.3 million at an average price of $49.27 per share.

9. Subsequent Events

On April 1, 2019, we acquired all of the issued and outstanding equity interests of Walker TX Holding Company, LLC and each of its wholly-owned subsidiaries (collectively “Walker”) pursuant to the terms of the Purchase Agreement (the “Purchase Agreement”) dated as of February 21, 2019. The purchase price consisted of $178 million in cash at closing, subject to working capital and certain other post-closing adjustments as set forth in the purchase agreement and $25 million in a promissory note that is payable in two equal installments of $12.5 million on the third and fourth anniversaries of the closing date, plus an earn out that we will pay if certain financial targets are met after the acquisition date. As of closing, we also funded a $20.5 million advance that we expect to recover as part of the working capital settlement and other contingent future payments. Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas and operations throughout the state of Texas. The transaction was primarily funded from the Company’s revolving credit facility.

Beginning on or about April 14, 2019, the Comfort Systems USA, Inc. information technology infrastructure was impacted by a ransomware attack virus. As a result, a substantial majority of our operating locations experienced loss of access to certain data and outages affecting systems including accounting, payroll, billing, job report and management and other software environments. Our first quarter financial results were not affected by this incident. We expect to incur certain costs and experience inefficiencies and delays associated with the incident and our response efforts that might not be covered by existing insurance, and which could adversely affect our financial results in future periods. We anticipate that any such costs, inefficiencies and delays would likely be incurred during our second quarter of 2019 and could also impact the timing of our cash flows in the short and intermediate term. We do not believe that this incident will have a long-term material adverse impact on our business, results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Nature and Economics of Our Business

Approximately 84.8% of our revenue is earned on a project basis for installation of mechanical systems in newly constructed facilities or for replacement of systems in existing facilities. Customers hire us to ensure such systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting. Our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical installation and service provider.

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

Labor and overhead costs account for the majority of our cost of service. Accordingly, labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin, and such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

As of March 31, 2019 we had 5,112 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $594,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of HVAC and related controls systems to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of March 31, 2019, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,511	$592.3
$1 million - $5 million	484	1,070.2
$5 million - $10 million	71	499.8
$10 million - $15 million	24	296.7
Greater than $15 million	22	579.2
Total	5,112	$3,038.2

In addition to project work, approximately 15.2% of our revenue represents maintenance and repair service on already installed HVAC and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

As a result of our continued strong emphasis on cash flow, at March 31, 2019 we had modest indebtedness under our revolving credit facility, with positive uncommitted cash balances, as discussed further in “Liquidity and Capital Resources” below. We have a credit facility in place with terms we believe are favorable that does not expire until April 2023. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our balance sheet and surety relationships as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2019 is on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term, and we believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management; and we are investing in growth and improved performance.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Revenue	$538,473	100.0%	$464,941	100.0%
Cost of services	431,808	80.2%	375,888	80.8%
Gross profit	106,665	19.8%	89,053	19.2%
Selling, general and administrative expenses	78,905	14.7%	70,023	15.1%
Gain on sale of assets	(219)	—	(211)	—
Operating income	27,979	5.2%	19,241	4.1%
Interest income	25	—	14	—
Interest expense	(1,062)	(0.2)%	(713)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(158)	—	153	—
Other income (expense)	15	—	38	—
Income before income taxes	26,799	5.0%	18,733	4.0%
Provision for income taxes	6,933		2,074
Net income	$19,866	3.7%	$16,659	3.6%

We had 36 operating locations as of December 31, 2018. In the first quarter of 2019, we combined two operating locations into one. As of March 31, 2019, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2019 to 2018, as described below, excludes three months of results for the Indiana acquisition, which was acquired July 1, 2018. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations.

Revenue—Revenue increased $73.5 million, or 15.8%, to $538.5 million for the first quarter of 2019 compared to the same period in 2018. The increase included a 6.0% increase related to the Indiana acquisition and a 9.8% increase in revenue related to same-store activity. The same-store revenue increase was broad-based, including an increase in activity at two of our Virginia operations ($15.2 million), our North Carolina operation ($11.2 million), one of our Florida operations ($7.4 million) and our Alabama operation ($6.6 million). This increase was offset by a decrease in activity at one of our Texas operations ($9.3 million).

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

Backlog as of March 31, 2019 was $1.14 billion, a 2.0% decrease from December 31, 2018 backlog of $1.17 billion, and a 5.9% increase from March 31, 2018 backlog of $1.08 billion. Sequential backlog decreased primarily due to completion of project work at one of our Virginia operations ($24.1 million) and one of our Florida operations ($17.1 million), which was partially offset by increased project bookings at one of our Texas operations ($17.6 million). The year‑over‑year backlog increase included the Indiana acquisition ($18.2 million) and a same-store increase of $45.6 million or 4.2%. Same-store year-over-year backlog increased primarily due to increased project bookings at one of our Texas operations ($42.8 million) and one of our Florida operations ($29.4 million), partially offset by a completion of project work at one of our Maryland operations ($24.2 million).

Gross Profit—Gross profit increased $17.6 million, or 19.8%, to $106.7 million for the first quarter of 2019 as compared to the same period in 2018. The increase included a 3.7% increase related to the Indiana acquisition and a 16.1% increase in same-store activity. The same-store increase in gross profit was primarily due to increased volumes at one of our Virginia operations ($1.5 million). Additionally, we had improvements in project execution at our North Carolina operation ($3.0 million), one of our Florida operations ($2.8 million) and one of our Tennessee operations ($1.7 million) compared to the prior year. As a percentage of revenue, gross profit increased from 19.2% in 2018 to 19.8% in 2019 primarily due to the improvement in project execution at our North Carolina operation as previously discussed.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $8.9 million, or 12.7%, to $78.9 million for the first quarter of 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $6.1 million, or 9.2%. This increase is primarily due to the increase in revenue and increased compensation costs related to earnings growth compared to the prior year period. Additionally, we had an increase in amortization expense of $1.0 million during the period as compared to the prior year period, primarily as a result of the Indiana acquisition. As a percentage of revenue, SG&A decreased from 15.1% in 2018 to 14.7% in 2019.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
SG&A	$78,905	$70,023
Less: SG&A from companies acquired	(1,776)	—
Less: Amortization expense	(4,388)	(3,416)
Same-store SG&A, excluding amortization expense	$72,741	$66,607

Interest Expense—Interest expense increased $0.3 million, or 48.9%, to $1.1 million for the first quarter of 2019 as compared to the same period in 2018. The increase reflects the increased borrowings on the revolving credit facility and notes to former owners as a result of our recent acquisitions.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the first quarter of 2019 decreased $0.3 million as compared to the same period in 2018. This decrease was primarily the result of increasing our obligation related to one of our Florida operations acquired in 2017.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2019 was $6.9 million with an effective tax rate of 25.9% as compared to a provision for income taxes of $2.1 million with an effective tax rate of 11.1% for the same period in 2018. The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.4%) partially offset by deductions for stock-based compensation (0.9%). The effective tax rate for 2018 was lower than the 21% federal statutory rate primarily due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (14.8%) partially offset by net state income taxes (4.4%) and nondeductible expenses (0.9%).

We currently estimate our effective tax rate for the full year 2019 will be between 25% and 30%. We generally expect our tax rate in 2019 to be higher than 2018 due to the nonrecurring benefit from the decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

Outlook

Industry conditions improved during the three-year period from 2016 to 2018 and we currently expect that activity will continue at these improved levels during 2019. Our emphasis for 2019 is on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions, we currently expect that revenue and net earnings in 2019 will continue at the favorable levels we experienced in 2018.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Cash provided by (used in):
Operating activities	$991	$3,851
Investing activities	(9,800)	(11,941)
Financing activities	(7,681)	(3,233)
Net decrease in cash and cash equivalents	$(16,490)	$(11,323)
Free cash flow:
Cash provided by operating activities	$991	$3,851
Purchases of property and equipment	(8,844)	(5,588)
Proceeds from sales of property and equipment	357	366
Free cash flow	$(7,496)	$(1,371)

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

Cash provided by operating activities was $1.0 million during the first three months of 2019 compared with $3.9 million during the same period in 2018. This decrease was primarily driven by a $43.7 million decrease in accounts payable and accrued liabilities and a $10.4 million decrease in Billings in excess of costs and estimated earnings driven by timing of payments and project billings. These decreases were substantially offset by a $41.8 million decrease in receivables, net and a $6.5 million change in Other long-term liabilities. The change in Other long-term liabilities was primarily the result of the resolution of an uncertain tax position in the first quarter of 2018.

Cash Used in Investing Activities—During the first three months of 2019, cash used in investing activities was $9.8 million compared to $11.9 million during the same period in 2018. The $2.1 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions, partially offset by increased capital expenditures in 2019 compared to the same period in 2018.

Cash Used in Financing Activities—Cash used in financing activities was $7.7 million for the first three months of 2019 compared to $3.2 million during the same period in 2018. The $4.4 million increase in cash used is primarily due to $4.0 million less in net proceeds from the revolving line of credit compared to the prior year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of March 31, 2019, we have repurchased a cumulative total of 8.3 million shares at an average price of $16.51 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2019, we repurchased 0.1 million shares for approximately $3.3 million at an average price of $49.27 per share.

Debt

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2019, we had $51.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $315.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of March 31, 2019 was 0.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2019 was 22.6.

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

We were in compliance with all of our financial covenants as of March 31, 2019.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.2 million as of March 31, 2019. In conjunction with an acquisition in the first quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $0.4 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in January 2021. In conjunction with an acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $6.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in three equal installments in July 2019, 2020 and 2021. In conjunction with a separate acquisition in the third quarter of 2018, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 2.9%. The principal is due in September 2020. In conjunction with a small acquisition in the second quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $1.0 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.5%. The principal is due in equal installments in May 2020 and 2021. In conjunction with a small acquisition in the first quarter of 2018, we issued a subordinated note to former owners with an outstanding balance of $0.5 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 2.5%. The principal is due in January 2020. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to the former owners with an outstanding balance of $14.3 million as of March 31, 2019 that bears interest, payable quarterly, at a weighted average interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of March 31, 2019, $0.1 million of the note was outstanding, all of which was considered current.

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

Contractual Obligations

As of March 31, 2019, we have $33.6 million in letter of credit commitments, of which $11.3 million will expire in 2019 and $22.3 million will expire in 2020. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2019, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of March 31, 2019, we have repurchased a cumulative total of 8.3 million shares at an average price of $16.51 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2019, we repurchased 0.1 million shares for approximately $3.3 million at an average price of $49.27 per share.

During the quarter ended March 31, 2019, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	24,000	$43.28	8,222,427	560,982
February 1 - February 28	—	$—	8,222,427	560,982
March 1 - March 31	43,394	$52.58	8,265,821	517,588
	67,394	$49.27	8,265,821	517,588

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
2.1	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 25, 2019	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 25, 2019	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 25, 2019	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer