Form 10-Q
period 2019-06-30
COMFORT SYSTEMS USA INC
filed 2019-07-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13011

COMFORT SYSTEMS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)
675 Bering Drive Suite 400 Houston, Texas 77057 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 830-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FIX	New York Stock Exchange

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ⌧

The number of shares outstanding of the issuer’s common stock as of July 19, 2019 was 36,854,381 (excluding treasury shares of 4,268,984).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,787	$45,620
Billed accounts receivable, less allowance for doubtful accounts of $5,346 and $5,898, respectively	587,082	481,366
Unbilled accounts receivable	49,195	37,180
Other receivables	25,313	16,361
Inventories	12,734	12,416
Prepaid expenses and other	7,250	6,544
Costs and estimated earnings in excess of billings	8,221	10,213
Total current assets	726,582	609,700
PROPERTY AND EQUIPMENT, NET	108,343	99,618
LEASE RIGHT-OF-USE ASSET	80,633	—
GOODWILL	332,562	235,182
IDENTIFIABLE INTANGIBLE ASSETS, NET	173,996	95,275
DEFERRED TAX ASSETS	17,176	17,634
OTHER NONCURRENT ASSETS	5,304	5,155
Total assets	$1,444,596	$1,062,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,380	$3,279
Accounts payable	165,119	176,167
Accrued compensation and benefits	82,227	87,388
Billings in excess of costs and estimated earnings	165,289	130,986
Accrued self-insurance	39,000	36,386
Other current liabilities	65,035	32,852
Total current liabilities	527,050	467,058
LONG-TERM DEBT	284,667	73,639
LEASE LIABILITIES	70,095	—
DEFERRED TAX LIABILITIES	1,387	1,387
OTHER LONG-TERM LIABILITIES	29,309	22,433
Total liabilities	912,508	564,517
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,268,984 and 4,229,653 shares, respectively	(93,947)	(87,747)
Additional paid-in capital	319,879	316,479
Retained earnings	305,745	268,904
Total stockholders’ equity	532,088	498,047
Total liabilities and stockholders’ equity	$1,444,596	$1,062,564

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE	$650,302	$535,043	$1,188,775	$999,984
COST OF SERVICES	530,286	423,860	962,094	799,748
Gross profit	120,016	111,183	226,681	200,236
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	84,506	71,208	163,411	141,231
GAIN ON SALE OF ASSETS	(192)	(200)	(411)	(411)
Operating income	35,702	40,175	63,681	59,416
OTHER INCOME (EXPENSE):
Interest income	67	14	92	28
Interest expense	(3,050)	(736)	(4,112)	(1,449)
Changes in the fair value of contingent earn-out obligations	(1,762)	(94)	(1,920)	59
Other	149	3,985	164	4,023
Other income (expense)	(4,596)	3,169	(5,776)	2,661
INCOME BEFORE INCOME TAXES	31,106	43,344	57,905	62,077
PROVISION FOR INCOME TAXES	6,933	10,797	13,866	12,871
NET INCOME	$24,173	$32,547	$44,039	$49,206

INCOME PER SHARE:
Basic	$0.65	$0.87	$1.19	$1.32
Diluted	$0.65	$0.87	$1.18	$1.31

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,943	37,220	36,933	37,206
Diluted	37,223	37,605	37,228	37,617
DIVIDENDS PER SHARE	$0.100	$0.080	$0.195	$0.155

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Six Months Ended
	June 30, 2018
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2017	41,123,365	$411	(3,936,291)	$(63,519)	$312,784	$168,269	$417,945
Net income (unaudited)	—	—	—	—	—	16,659	16,659
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	19,124	326	(88)	—	238
Issuance of restricted stock & performance stock (unaudited)	—	—	52,306	892	1,331	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(19,921)	(846)	—	—	(846)
Stock-based compensation (unaudited)	—	—	—	—	1,880	—	1,880
Dividends (unaudited)	—	—	—	—	—	(2,786)	(2,786)
Share repurchase (unaudited)	—	—	(150,481)	(6,175)	—	—	(6,175)
BALANCE AT MARCH 31, 2018 (unaudited)	41,123,365	411	(4,035,263)	(69,323)	315,907	182,142	429,138
Net income (unaudited)	—	—	—	—	—	32,547	32,547
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	112,616	1,949	(29)	—	1,920
Issuance of restricted stock & performance stock (unaudited)	—	—	77,263	1,335	(1,335)	—	(0)
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(17,046)	(693)	—	—	(693)
Stock-based compensation (unaudited)	—	—	—	—	1,692	—	1,692
Dividends (unaudited)	—	—	—	—	—	(2,974)	(2,974)
Share repurchase (unaudited)	—	—	(15,326)	(654)	—	—	(654)
BALANCE AT JUNE 30, 2018 (unaudited)	41,123,365	$411	(3,877,756)	$(67,386)	$316,235	$211,715	$460,975

	Six Months Ended
	June 30, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income (unaudited)	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock (unaudited)	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation (unaudited)	—	—	—	—	2,084	—	2,084
Dividends (unaudited)	—	—	—	—	—	(3,506)	(3,506)
Share repurchase (unaudited)	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019 (unaudited)	41,123,365	411	(4,232,418)	(90,171)	319,691	285,264	515,195
Net income (unaudited)	—	—	—	—	—	24,173	24,173
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	1,408	31	(11)	—	20
Issuance of restricted stock & performance stock (unaudited)	—	—	69,067	1,486	(1,486)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(13,573)	(717)	—	—	(717)
Stock-based compensation (unaudited)	—	—	—	—	1,685	—	1,685
Dividends (unaudited)	—	—	—	—	—	(3,692)	(3,692)
Share repurchase (unaudited)	—	—	(93,468)	(4,576)	—	—	(4,576)
BALANCE AT JUNE 30, 2019 (unaudited)	41,123,365	$411	(4,268,984)	$(93,947)	$319,879	$305,745	$532,088

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,039	$49,206
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	13,006	8,753
Depreciation expense	12,013	10,969
Bad debt expense	784	1,186
Deferred tax provision	458	8,400
Amortization of debt financing costs	191	192
Gain on sale of assets	(411)	(411)
Changes in the fair value of contingent earn-out obligations	1,920	(59)
Stock-based compensation	4,679	4,874
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(13,081)	(55,675)
Inventories	(197)	(1,435)
Prepaid expenses and other current assets	(735)	4,549
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(3,070)	(18,711)
Other noncurrent assets	6,875	61
Increase (decrease) in—
Accounts payable and accrued liabilities	(37,849)	9,470
Billings in excess of costs and estimated earnings	2,699	24,831
Other long-term liabilities	(4,721)	(8,682)
Net cash provided by operating activities	26,600	37,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,680)	(14,123)
Proceeds from sales of property and equipment	632	661
Cash paid for acquisitions, net of cash acquired	(196,298)	(13,668)
Net cash used in investing activities	(211,346)	(27,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	307,000	34,000
Payments on revolving line of credit	(111,000)	(37,000)
Payments on other debt	(3,221)	(1,069)
Debt financing costs	—	(844)
Payments of dividends to stockholders	(7,198)	(5,760)
Share repurchase	(7,897)	(6,830)
Shares received in lieu of tax withholding	(1,498)	(1,540)
Proceeds from exercise of options	820	2,159
Deferred acquisition payments	(500)	—
Payments for contingent consideration arrangements	(593)	(2,045)
Net cash provided by (used in) financing activities	175,913	(18,929)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,833)	(8,541)
CASH AND CASH EQUIVALENTS, beginning of period	45,620	36,542
CASH AND CASH EQUIVALENTS, end of period	$36,787	$28,001

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The standard requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes certain disclosure requirements including the valuation processes for Level 3 fair value measurements, the policy for timing of transfers between levels and the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The standard requires certain additional disclosures for public entities, including disclosure of the changes in unrealized gains and losses included in Other Comprehensive Income for Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Certain amendments, including the amendment on changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs, should be applied prospectively while other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Sales-based taxes are excluded from revenue.

We provide comprehensive mechanical and electrical contracting services, which principally includes HVAC, plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred marked up at an agreed upon percentage.

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

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the Statement of Operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Balance Sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our Balance Sheet under the caption “Billings in excess of costs and estimated earnings.”

We typically invoice our customers with payment terms of net due in 30 days. It is common in the construction industry for a contract to specify more lenient payment terms allowing the customer 45 to 60 days to make their payment. It is also common for the contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, we receive payment of our invoices between 30 to 90 days of the date of the invoice.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In such cases, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized, customer-specific solution, and in these cases, we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter in which they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities, these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services and the related impact to operating income are recognized quarterly on a cumulative catchup basis, meaning we recognize in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects in which estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Prior to implementing ASC 606 on January 1, 2018, our methods for recognizing revenue were very similar to our current method under ASC 606. We used the actual cost as a percent of total expected cost at completion to estimate our percentage complete on fixed price jobs, a mark-up of costs for jobs in which revenue was based on time and materials incurred and elapsed time for those service maintenance contracts in which the full cost to provide the services cannot be reasonably estimated. Furthermore, our process for allocating transaction price to performance obligations is also substantially similar to prior years in which, in most cases, a contract is one performance obligation. In those cases in which a contract is determined to have more than one performance obligation, the contract price is allocated to each performance obligation based on its standalone sales price.

In the first six months of 2018 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2019 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 9 – Segment Information for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and contract type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2019		2018		2019		2018
HVAC and Plumbing	$504,253	77.5%	$484,011	90.5%	$986,243	83.0%	$908,028	90.8%
Electrical Services	97,271	15.0%	—	—	101,159	8.5%	—	—
Building Automation Control Systems	20,262	3.1%	26,261	4.9%	49,276	4.1%	46,306	4.6%
Other	28,516	4.4%	24,771	4.6%	52,097	4.4%	45,650	4.6%
Total	$650,302	100.0%	$535,043	100.0%	$1,188,775	100.0%	$999,984	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2019		2018		2019		2018
Industrial	$198,002	30.5%	$114,077	21.3%	$366,662	30.8%	$214,177	21.4%
Education	100,220	15.4%	109,447	20.5%	166,963	14.1%	197,650	19.8%
Office Buildings	105,483	16.2%	79,309	14.8%	171,695	14.4%	148,429	14.9%
Healthcare	87,878	13.5%	71,930	13.4%	179,901	15.1%	135,113	13.5%
Government	44,443	6.8%	37,285	7.0%	76,722	6.5%	73,432	7.3%
Retail, Restaurants and Entertainment	58,086	8.9%	56,204	10.5%	117,477	9.9%	108,991	10.9%
Multi-Family and Residential	29,061	4.5%	36,040	6.7%	59,296	5.0%	69,092	6.9%
Other	27,129	4.2%	30,751	5.8%	50,059	4.2%	53,100	5.3%
Total	$650,302	100.0%	$535,043	100.0%	$1,188,775	100.0%	$999,984	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2019		2018		2019		2018
New Construction	$291,479	44.8%	$193,211	36.1%	$515,439	43.4%	$378,493	37.9%
Existing Building Construction	199,398	30.7%	200,040	37.4%	381,694	32.1%	356,798	35.7%
Service Projects	58,808	9.0%	51,900	9.7%	109,192	9.2%	94,333	9.4%
Service Calls, Maintenance and Monitoring	100,617	15.5%	89,892	16.8%	182,450	15.3%	170,360	17.0%
Total	$650,302	100.0%	$535,043	100.0%	$1,188,775	100.0%	$999,984	100.0%

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

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost to cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer and right to payment is conditional, subject to completing a milestone, such as a phase of the project. Contract assets are generally classified as current.

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$10,213	$130,986	$30,116	$106,005
Change due to acquisitions	6,953	31,604	2,833	8,195
Change due to conditional versus unconditional	(8,945)	—	6,244	—
Reclassified to unbilled accounts receivable	—	—	(28,980)	—
Change in timing for performance obligation to be satisfied	—	2,699	—	16,786
Balance at end of period	$8,221	$165,289	$10,213	$130,986

In the first six months of 2019 and 2018, we recognized revenue of $109.7 million and $94.2 million related to our contract liabilities at January 1, 2019 and January 1, 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2019 and 2018.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.50 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts one year or less, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $4.2 million in the first six months of 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of June 30, 2019 was 4.0%. We recognize lease expense, including escalating lease payments and excluding lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2019 and 2018 was $6.2 million and $5.8 million, respectively. Lease expense for the six months ended June 30, 2019 and 2018 was $11.8 million and $11.1 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. Our lease terms may include the exercise of lease renewal options when it is reasonably certain that we will exercise the option and it is at our sole discretion. The weighted average remaining lease term was 8.2 years at June 30, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2019 and 2018 was approximately $0.7 million and $1.1 million, respectively. Rent paid to related parties for the six months ended June 30, 2019 and 2018 was approximately $2.0 million and $2.2 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease asset and liabilities included in the consolidated Balance Sheet as follows (in thousands):

June 30, 2019
Lease right-of-use assets	$80,633
Lease liabilities:
Other current liabilities	13,185
Long-term lease liabilities	70,095
Total lease liabilities	$83,280

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2019 (excluding the six months ended June 30, 2019)	$8,445
2020	15,319
2021	13,626
2022	11,504
2023	9,657
Thereafter	39,846
Total Lease Payments	98,397
Less—Present Value Discount	(15,117)
Present Value of Lease Liabilities	$83,280

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$6,056	$11,960
Lease right-of-use assets obtained in exchange for lease liabilities	$3,544	$3,718

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures, can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions, accounting for losses associated with underperforming operations and noncontrolling interests.

In the second quarter of 2019, our provision for income taxes was reduced by $1.4 million due to benefits from the expected filing of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

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

3. Fair Value Measurements

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

●	Level 1—quoted prices in active markets for identical assets and liabilities;
●	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,787	$—	$—	$36,787
Life insurance—cash surrender value	$—	$3,506	$—	$3,506
Contingent earn-out obligations	$—	$—	$28,202	$28,202

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,620	$—	$—	$45,620
Life insurance—cash surrender value	$—	$3,252	$—	$3,252
Contingent earn-out obligations	$—	$—	$7,375	$7,375

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

We have life insurance policies covering 60 employees with a combined face value of $45.8 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.5 million as of June 30, 2019 and $3.3 million as of December 31, 2018. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$7,375
Issuances	19,500
Settlements	(593)
Adjustments to fair value	1,920
Balance at June 30, 2019	$28,202

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current quarter on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

Walker Acquisition

On April 1, 2019, we acquired all of the issued and outstanding equity interests of Walker TX Holding Company, LLC and each of its wholly owned subsidiaries (collectively “Walker”). As a result of the acquisition, Walker is a wholly owned subsidiary of the Company and reports as a separate operating location. Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas and operations throughout the state of Texas. Revenue attributable to Walker for the three and six months ended June 30, 2019 was $92.6 million.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$178,000
Advance to former owners	20,500
Working capital adjustment	(7,594)
Notes issued to former owners	25,000
Tax equalization payment	202
Estimated fair value of contingent earn-out payments	19,500
$235,608
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,312
Billed and unbilled accounts receivable	92,309
Other current assets	8,225
Other long-term assets	53
Property and equipment	4,970
Goodwill	96,801
Identifiable intangible assets	90,200
Lease right-of-use asset	10,495
Accounts payable	(19,682)
Accrued compensation and benefits	(974)
Billings in excess of costs and estimated earnings	(31,553)
Other current liabilities	(11,278)
Long-term lease liabilities	(8,270)
$235,608

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of intangible assets and accrued liabilities. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of this transaction is tax deductible.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 8.5%-11.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	2 years	$4,600
Trade Names	Relief-from-royalty	25 years	32,600
Customer Relationships	Excess earnings	10 years	53,000
Total			$90,200

The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a five year period, and the range of estimated milestone payments is from $1 million to $11 million (undiscounted).  We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement.  Cash flows were discounted using a 10.2% discount rate, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, we will measure the contingent earn-out obligation at fair value each reporting period.  Future changes in the estimated fair value of the contingent payments will be recognized immediately in earnings.

Pro Forma Impact of the Acquisition

The following unaudited pro forma information presents the consolidated results of the Company and Walker for the three and six months ended June 30, 2019 and 2018, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$650,302	$632,467	$1,277,136	$1,178,558
Pre-tax income	$32,578	$48,737	$56,505	$65,418

Other Acquisitions

In addition to the Walker acquisition, we completed one acquisition in the first quarter of 2019 and one acquisition in the second quarter of 2019 with a total purchase price of $2.6 million for the six months ended June 30, 2019.  We completed two acquisitions in the first quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the third quarter of 2018. One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. Excluding the Walker acquisition, the acquisitions completed in the current and prior year were not material, individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, which are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out for which continued employment is a condition to receive payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Balance at beginning of year	$235,182	$200,584
Additions (See Note 4)	97,380	34,598
Impairment adjustment	—	—
Balance at end of period	$332,562	$235,182

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Revolving credit facility	$246,000	$50,000
Notes to former owners	48,983	26,813
Other debt	64	105
Total debt	295,047	76,918
Less—current portion	(10,380)	(3,279)
Total long-term portion of debt	$284,667	$73,639

Revolving Credit Facility

In April 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2019, we had $246.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $120.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of June 30, 2019.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of June 30, 2019 was 1.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense and scheduled principal payments are defined under the Facility, for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2019 was 8.7.

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

We were in compliance with all of our financial covenants as of June 30, 2019.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $49.0 million as of June 30, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of June 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of June 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with five immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.7 million as of June 30, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.9% - 3.5%. The principals are due between July 2019 – May 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2019, $0.1 million of the note was outstanding, all of which was considered current.

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

Surety

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. If we fail to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we are not aware of any losses to our sureties in connection with bonds the sureties have posted on our behalf and do not expect such losses to be incurred in the foreseeable future.

Surety market conditions have seen some strengthening as the commercial construction markets have started to rebound. Bonding capacity remains adequate in the current market conditions along with acceptable terms and conditions. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

8. Stockholders’ Equity

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed considering the dilutive effect of stock options, restricted stock, restricted stock units and performance stock units. The vesting of unvested, contingently issuable performance stock units is based on the achievement of certain earnings per share targets and total shareholder return. These shares are considered contingently issuable shares for purposes of calculating diluted earnings per share. These shares are not included in the diluted earnings per share denominator until the performance criteria are met, if it is assumed that the end of the reporting period was the end of the contingency period.

Unvested restricted stock, restricted stock units and performance stock units are included in diluted earnings per share, weighted outstanding until the shares and units vest. Upon vesting, the vested restricted stock, restricted stock units and performance stock units are included in basic earnings per share weighted outstanding from the vesting date.

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common shares outstanding, end of period	36,854	37,246	36,854	37,246
Effect of using weighted average common shares outstanding	89	(26)	79	(40)
Shares used in computing earnings per share—basic	36,943	37,220	36,933	37,206
Effect of shares issuable under stock option plans based on the treasury stock method	221	309	226	341
Effect of restricted and contingently issuable shares	59	76	69	70
Shares used in computing earnings per share—diluted	37,223	37,605	37,228	37,617

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of June 30, 2019, we have repurchased a cumulative total of 8.4 million shares at an average price of $16.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2019, we repurchased 0.2 million shares for approximately $7.9 million at an average price of $49.09 per share.

9. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. Each of our 36 operating locations represents an operating segment, and these segments have been aggregated into two reportable segments, as the operating locations meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended June 30, 2019
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$553,031	$97,271	$—	$650,302
Gross Profit	$110,279	$9,737	$—	$120,016

	Three Months Ended June 30, 2018
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$535,043	$—	$—	$535,043
Gross Profit	$111,183	$—	$—	$111,183

	Six Months Ended June 30, 2019
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$1,087,616	$101,159	$—	$1,188,775
Gross Profit	$216,131	$10,550	$—	$226,681

	Six Months Ended June 30, 2018
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$999,984	$—	$—	$999,984
Gross Profit	$200,236	$—	$—	$200,236

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

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial and institutional markets and perform most of our services within office buildings, retail centers, apartment complexes, manufacturing plants, and healthcare, education and government facilities. We operate our business in two business segments: mechanical and electrical.

Nature and Economics of Our Business

In our mechanical business segment, customers hire us to ensure HVAC systems deliver specified or generally expected heating, cooling, conditioning and circulation of air in a facility. This entails installing core system equipment such as packaged heating and air conditioning units, or in the case of larger facilities, separate core components such as chillers, boilers, air handlers, and cooling towers. We also typically install connecting and distribution elements such as piping and ducting.

In our electrical business segment, our principal business activity is electrical construction and engineering in the commercial and industrial field. We also perform electrical logistics services, electrical service work, and electrical construction and engineering services.

In both our mechanical and electrical business segments, our responsibilities usually require conforming the systems to pre-established engineering drawings and equipment and performance specifications, which we frequently participate in establishing. Our project management responsibilities include staging equipment and materials to project sites, deploying labor to perform the work, and coordinating with other service providers on the project, including any subcontractors we might use to deliver our portion of the work.

Approximately 84.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2019 we had 6,021 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $699,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we believe is a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of June 30, 2019, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,280	$713.7
$1 million - $5 million	572	1,254.5
$5 million - $10 million	92	655.4
$10 million - $15 million	39	479.0
Greater than $15 million	38	1,104.7
Total	6,021	$4,207.3

In addition to project work, approximately 15.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Profile and Management of Our Operations

We manage our 36 operating units based on a variety of factors. Financial measures we emphasize include profitability and use of capital as indicated by cash flow and by other measures of working capital principally involving project cost, billings and receivables. We also monitor selling, general, administrative and indirect project support expense, backlog, workforce size and mix, growth in revenue and profits, variation of actual project cost from original estimate, and overall financial performance in comparison to budget and updated forecasts. Operational factors we emphasize include project selection, estimating, pricing, management and execution practices, labor utilization, safety, training, and the make-up of both existing backlog as well as new business being pursued, in terms of project size, technical application, facility type, end-use customers and industries and location of the work.

Most of our operations compete on a local or regional basis. Attracting and retaining effective operating unit managers is an important factor in our business, particularly in view of the relative uniqueness of each market and operation, the importance of relationships with customers and other market participants, such as architects and consulting engineers, and the high degree of competition and low barriers to entry in most of our markets. Accordingly, we devote considerable attention to operating unit management quality, stability, and contingency planning, including related considerations of compensation and non-competition protection where applicable.

Economic and Industry Factors

As a mechanical and electrical services provider, we operate in the broader nonresidential construction services industry and are affected by trends in this sector. While we do not have operations in all major cities of the United States, we believe our national presence is sufficiently large that we experience trends in demand for and pricing of our services that are consistent with trends in the national nonresidential construction sector. As a result, we monitor the views of major construction sector forecasters along with macroeconomic factors they believe drive the sector, including trends in gross domestic product, interest rates, business investment, employment, demographics and the fiscal condition of federal, state and local governments.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the four-year period from 2015 to 2018, there was an increase in overall activity levels, and we currently expect that activity will continue at strong levels during 2019.

We have a credit facility in place with terms we believe are favorable that does not expire until April 2023. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2019 is on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term. We believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management, and we are investing in growth and improved performance.

Cyclicality and Seasonality

Historically, the construction industry has been highly cyclical. As a result, our volume of business, particularly in new construction projects and renovation, may be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States during periods of economic weakness.

The mechanical and electrical contracting industries are subject to seasonal variations. The demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for our services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenue and operating results generally will be lower in the first calendar quarter.

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$650,302	100.0%	$535,043	100.0%	$1,188,775	100.0%	$999,984	100.0%
Cost of services	530,286	81.5%	423,860	79.2%	962,094	80.9%	799,748	80.0%
Gross profit	120,016	18.5%	111,183	20.8%	226,681	19.1%	200,236	20.0%
Selling, general and administrative expenses	84,506	13.0%	71,208	13.3%	163,411	13.7%	141,231	14.1%
Gain on sale of assets	(192)	—	(200)	—	(411)	—	(411)	—
Operating income	35,702	5.5%	40,175	7.5%	63,681	5.4%	59,416	5.9%
Interest income	67	—	14	—	92	—	28	—
Interest expense	(3,050)	(0.5)%	(736)	(0.1)%	(4,112)	(0.3)%	(1,449)	(0.1)%
Changes in the fair value of contingent earn-out obligations	(1,762)	(0.3)%	(94)	—	(1,920)	(0.2)%	59	—
Other income (expense)	149	—	3,985	0.7%	164	—	4,023	0.4%
Income before income taxes	31,106	4.7%	43,344	8.1%	57,905	4.9%	62,077	6.2%
Provision for income taxes	6,933		10,797		13,866		12,871
Net income	$24,173	3.7%	$32,547	6.1%	$44,039	3.7%	$49,206	4.9%

We had 36 operating locations as of December 31, 2018. In the first quarter of 2019, we combined two operating locations into one. In the second quarter of 2019, we completed the acquisition of Walker, which reports as a separate operating location. As of June 30, 2019, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2019 to 2018, as described below, excludes six months of results for the Indiana acquisition, which was acquired July 1, 2018 as well as three months of results for Walker, which was acquired April 1, 2019. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations.

Revenue—Revenue for the second quarter of 2019 increased $115.3 million, or 21.5%, to $650.3 million compared to the same period in 2018. The increase included a 22.1% increase related to the Indiana and Walker acquisitions and a 0.6% decrease in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
Revenue:
Mechanical Services	$553,031	85.0%	$535,043	100.0%
Electrical Services	97,271	15.0%	—	—
Total	$650,302	100.0%	$535,043	100.0%

Revenue for our Mechanical services segment increased $18.0 million, or 3.4%, to $553.0 million for the second quarter of 2019 compared to the same period in 2018. Of this increase, $25.7 million was attributable to the Indiana acquisition. Same-store revenue decreased primarily due to a decrease in activity at our North Carolina operation ($11.5 million), one of our Virginia operations ($8.5 million) and one of our Maryland operations ($7.2 million). This decrease was partially offset by an increase in activity at one of our Texas operations ($7.2 million), one of our Florida operations ($7.0 million) and one of our Virginia operations ($5.1 million).

Revenue for our Electrical services segment increased $97.3 million, or 100.0%, to $97.3 million for the second quarter of 2019 compared to the same period in 2018. The increase related to the acquisition of Walker in April 2019 as well as a smaller acquisition completed in the third quarter of 2018.

Revenue for the first six months of 2019 increased $188.8 million, or 18.9%, to $1.19 billion compared to the same period in 2018. The increase included a 14.6% increase related to the Indiana and Walker acquisitions and a 4.3% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2019		2018
Revenue:
Mechanical Services	$1,087,616	91.5%	$999,984	100.0%
Electrical Services	101,159	8.5%	—	—
Total	$1,188,775	100.0%	$999,984	100.0%

Revenue for our Mechanical services segment increased $87.6 million, or 8.8%, to $1.1 billion for the first six months of 2019 compared to the same period in 2018. Of this increase, $53.8 million was attributable to the Indiana acquisition. The same-store revenue increase included an increase in activity at one of our Florida operations ($14.4 million), one of our Virginia operations ($9.5 million) and our Alabama operation ($7.4 million). This increase was offset by a decrease in activity at one of our Tennessee operations ($11.9 million) and a planned wind down of construction work at our California operation ($5.9 million).

Revenue for our Electrical services segment increased $101.2 million, or 100.0%, to $101.2 million for the first six months of 2019 compared to the same period in 2018. The increase related to the acquisition of Walker in April 2019 as well as a smaller acquisition completed in the third quarter of 2018.

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

Backlog as of June 30, 2019 was $1.50 billion, a 30.9% increase from March 31, 2019 backlog of $1.14 billion, and a 21.8% increase from June 30, 2018 backlog of $1.23 billion. Sequential backlog included the Walker acquisition ($216.2 million) and a same store increase of $137.1 million or 12.0%. Same-store sequential backlog increased primarily due to increased project bookings at our New Hampshire operation ($30.0 million), our North Carolina operation ($26.1 million), one of our Virginia operations ($25.9 million) and one of our Florida operations ($21.3 million). The year‑over‑year backlog increase included the Walker acquisition ($216.2 million) and the Indiana acquisition ($17.3 million) and a same-store increase of $34.4 million or 2.8%. Same-store year-over-year backlog increased primarily due to increased project bookings at one of our Virginia operations ($34.4 million) and one of our Florida operations ($31.4 million), partially offset by completion of project work at one of our Virginia operations ($38.4 million).

Gross Profit—Gross profit increased $8.8 million, or 7.9%, to $120.0 million for the second quarter of 2019 as compared to the same period in 2018. The increase included a 9.1% increase related to the Indiana and Walker acquisitions and a 1.2% decrease in same-store activity. The same-store decrease in gross profit was primarily due to decreased volumes at our North Carolina operation ($1.8 million) and one of our Virginia operations ($1.8 million), offset by increased volumes at one of our Texas operations ($1.9 million). Additionally, we had improvements in project execution at one of our Florida operations ($2.0 million), offset by a decrease at one of our Texas operations ($2.3 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 20.8% in 2018 to 18.5% in 2019 primarily due to the factors discussed above, lower margins on the Walker acquisition including backlog amortization of $1.7 million in 2019 and due to the unusually high margins we achieved in the second quarter of 2018.

Gross profit increased $26.4 million, or 13.2%, to $226.7 million for the first six months of 2019 as compared to the same period in 2018. The increase included a 6.7% increase related to the Indiana and Walker acquisitions and a 6.5% increase in same-store activity. The same-store increase in gross profit was primarily due to increased volumes at one of our Florida operations ($2.9 million) and one of our Virginia operations ($2.9 million). Additionally, we had improvements in project execution at one of our Florida operations ($4.7 million) and our North Carolina operation ($2.9 million), offset by a decrease at one of our Maryland operations ($2.6 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 20.0% in 2018 to 19.1% in 2019 primarily due to the factors discussed above and lower margins on the Walker acquisition including backlog amortization of $1.7 million in 2019.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $13.3 million, or 18.7%, to $84.5 million for the second quarter of 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $2.8 million, or 4.2%. This increase is primarily due to investments made in personnel due to the growth we have experienced in recent years ($1.1 million) and an increase in professional fees in 2019 ($0.8 million) largely due to tax planning costs ($0.4 million). Additionally, we had an increase in amortization expense of $1.6 million during the period as compared to the prior year period, primarily as a result of the Walker and Indiana acquisitions. As a percentage of revenue, SG&A decreased from 13.3% in 2018 to 13.0% in 2019.

SG&A increased $22.2 million, or 15.7%, to $163.4 million for the first six months of 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $8.6 million, or 6.4%. This increase is primarily due to the increase in revenue compared to the prior year period, investments made in personnel due to the growth we have experienced in recent years ($6.1 million), and an increase in professional fees in 2019 ($1.2 million). Amortization expense increased $2.6 million during the period primarily as a result of the Walker and Indiana acquisitions. As a percentage of revenue, SG&A decreased from 14.1% in 2018 to 13.7% in 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
SG&A	$84,506	$71,208	$163,411	$141,231
Less: SG&A from companies acquired	(8,904)	—	(11,051)	—
Less: Amortization expense	(6,122)	(4,516)	(10,510)	(7,931)
Same-store SG&A, excluding amortization expense	$69,480	$66,692	$141,850	$133,300

Interest Expense—Interest expense increased $2.3 million, or 314.4%, to $3.1 million for the second quarter of 2019 as compared to the same period in 2018. Interest expense increased $2.7 million for the first six months of 2019 as compared to the same period in 2018. The increase reflects the increased borrowings on the revolving credit facility and notes to former owners as a result of our recent acquisitions.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2019 increased $1.7 million as compared to the same period in 2018. Expense from changes in the fair value of contingent earn-out obligations for the first six months of 2019 increased $2.0 million from income of $0.1 million in the same period in 2018. This increase in expense was primarily the result of increasing our obligation related to the Walker and Indiana acquisitions.

Other Income—Other income decreased $3.8 million for the second quarter of 2019 and $3.9 million for the first six months of 2019 as compared to the same periods in 2018. In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2019 was $13.9 million with an effective tax rate of 23.9% as compared to a provision for income taxes of $12.9 million with an effective tax rate of 20.7% for the same period in 2018. The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.5%) and nondeductible expenses (1.7%) partially offset by benefits from the expected filing of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (2.5%) and deductions for stock-based compensation (0.7%). The effective tax rate for 2018 was lower than the 21% federal statutory rate primarily due to a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (4.5%) and deductions for stock-based compensation (1.1%) partially offset by net state income taxes (4.4%) and nondeductible expenses (0.9%).

We currently estimate our effective tax rate for the full year 2019 will be between 24% and 28%, which includes the benefits of the 179D deduction. Starting in 2020, we expect our effective tax rate will be between 25% and 30%.

Outlook

Industry conditions improved during the three-year period from 2016 to 2018 and we currently expect that strong activity will continue during 2019. Our emphasis for 2019 is on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions, we currently expect that revenue and net earnings in 2019 will continue at favorable levels, however, we currently expect that our earnings for the remainder of 2019 will be less than we reported in 2018.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2019	2018

Cash provided by (used in):
Operating activities	$26,600	$37,518
Investing activities	(211,346)	(27,130)
Financing activities	175,913	(18,929)
Net increase (decrease) in cash and cash equivalents	$(8,833)	$(8,541)
Free cash flow:
Cash provided by operating activities	$26,600	$37,518
Purchases of property and equipment	(15,680)	(14,123)
Proceeds from sales of property and equipment	632	661
Free cash flow	$11,552	$24,056

Cash Flow

Our business does not require significant amounts of investment in long-term fixed assets. The substantial majority of the capital used in our business is working capital that funds our costs of labor and installed equipment deployed in project work until our customer pays us. Customary terms in our industry allow customers to withhold a small portion of the contract price until after we have completed the work, typically for six months. Amounts withheld under this practice are known as retention or retainage. Our average project duration, together with typical retention terms, generally allow us to complete the realization of revenue and earnings in cash within one year.

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

Cash provided by operating activities was $26.6 million during the first six months of 2019 compared with $37.5 million during the same period in 2018. This decrease was primarily driven by a $47.3 million decrease in accounts payable and accrued liabilities and a $22.1 million change in billings in excess of costs driven by timing of billings and various project work. These decreases were substantially offset by a $42.6 million change in receivables, net and a $15.6 million change in costs in excess of billings driven by timing of customer billings and payments.

Cash Used in Investing Activities—During the first six months of 2019, cash used in investing activities was $211.3 million compared to $27.1 million during the same period in 2018. The $184.2 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions, including the Walker acquisition ($194.2 million).

Cash Provided by Financing Activities—Cash provided by financing activities was $175.9 million for the first six months of 2019 compared to cash used in financing activities of $18.9 million during the same period in 2018. The $194.8 million increase in cash provided is primarily due to $199.0 million more in net proceeds from the revolving line of credit compared to the prior year, mainly to fund the Walker acquisition.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of June 30, 2019, we have repurchased a cumulative total of 8.4 million shares at an average price of $16.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2019, we repurchased 0.2 million shares for approximately $7.9 million at an average price of $49.09 per share.

Debt

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2019, we had $246.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $120.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of June 30, 2019 was 1.4.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense and scheduled principal payments are defined under the Facility, for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2019 was 8.7.

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

We were in compliance with all of our financial covenants as of June 30, 2019.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $49.0 million as of June 30, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of June 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of June 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with five immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.7 million as of June 30, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.9% - 3.5%. The principals are due between July 2019 – May 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month, ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of June 30, 2019, $0.1 million of the note was outstanding, all of which was considered current.

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

Off-Balance Sheet Arrangements and Other Commitments

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. The letters of credit we provide are actually issued by our lenders through the Facility as described above. A letter of credit commits the lenders to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the lenders. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Absent a claim, there is no payment or reserving of funds by us in connection with a letter of credit. However, because a claim on a letter of credit would require immediate reimbursement by us to our lenders, letters of credit are treated as a use of the Facility’s capacity just the same as actual borrowings. Claims against letters of credit are rare in our industry. To date, we have not had a claim made against a letter of credit that resulted in payments by a lender or by us. We believe that it is unlikely that we will have to fund claims under a letter of credit in the foreseeable future.

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

Under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

As of June 30, 2019, we have $33.6 million in letter of credit commitments, of which $11.3 million will expire in 2019 and $22.3 million will expire in 2020. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2019, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates, as discussed below. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. We do not use derivative financial instruments.

We have exposure to changes in interest rates under our revolving credit facility. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.7% as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of June 30, 2019, we have repurchased a cumulative total of 8.4 million shares at an average price of $16.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2019, we repurchased 0.2 million shares for approximately $7.9 million at an average price of $49.09 per share.

During the quarter ended June 30, 2019, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	—	$—	8,265,821	517,588
May 1 - May 31	59,267	$49.21	8,325,088	458,321
June 1 - June 30	34,201	$48.54	8,359,289	424,120
	93,468	$48.96	8,359,289	424,120

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
23.1	Consent of Crowe LLP	23.1	June 13, 2019 Form 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
99.1	Audited financial statements of Walker TX Holding Company, Inc. and Subsidiaries as of and for the year ended December 31, 2018, including the related independent auditors’ report	99.2	June 13, 2019 Form 8-K
101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

July 25, 2019	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 25, 2019	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 25, 2019	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer