Form 10-Q
period 2019-09-30
COMFORT SYSTEMS USA INC
filed 2019-10-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

The number of shares outstanding of the issuer’s common stock as of October 18, 2019 was 36,675,927 (excluding treasury shares of 4,447,438).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,363	$45,620
Billed accounts receivable, less allowance for doubtful accounts of $6,526 and $5,898, respectively	607,061	481,366
Unbilled accounts receivable	49,926	37,180
Other receivables	25,476	16,361
Inventories	12,667	12,416
Prepaid expenses and other	8,788	6,544
Costs and estimated earnings in excess of billings	6,121	10,213
Total current assets	750,402	609,700
PROPERTY AND EQUIPMENT, NET	108,129	99,618
LEASE RIGHT-OF-USE ASSET	84,281	—
GOODWILL	332,200	235,182
IDENTIFIABLE INTANGIBLE ASSETS, NET	166,736	95,275
DEFERRED TAX ASSETS	20,254	17,634
OTHER NONCURRENT ASSETS	5,458	5,155
Total assets	$1,467,460	$1,062,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,847	$3,279
Accounts payable	176,624	176,167
Accrued compensation and benefits	100,390	87,388
Billings in excess of costs and estimated earnings	167,097	130,986
Accrued self-insurance	40,750	36,386
Other current liabilities	79,024	32,852
Total current liabilities	577,732	467,058
LONG-TERM DEBT	228,167	73,639
LEASE LIABILITIES	73,213	—
DEFERRED TAX LIABILITIES	1,387	1,387
OTHER LONG-TERM LIABILITIES	29,331	22,433
Total liabilities	909,830	564,517
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,447,438 and 4,229,653 shares, respectively	(101,243)	(87,747)
Additional paid-in capital	320,157	316,479
Retained earnings	338,305	268,904
Total stockholders’ equity	557,630	498,047
Total liabilities and stockholders’ equity	$1,467,460	$1,062,564

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE	$706,918	$594,536	$1,895,693	$1,594,520
COST OF SERVICES	564,216	466,668	1,526,310	1,266,416
Gross profit	142,702	127,868	369,383	328,104
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,006	75,297	253,417	216,528
GAIN ON SALE OF ASSETS	(708)	(219)	(1,119)	(630)
Operating income	53,404	52,790	117,085	112,206
OTHER INCOME (EXPENSE):
Interest income	82	25	174	53
Interest expense	(2,779)	(1,152)	(6,891)	(2,601)
Changes in the fair value of contingent earn-out obligations	(2,004)	434	(3,924)	493
Other	3	39	167	4,062
Other income (expense)	(4,698)	(654)	(10,474)	2,007
INCOME BEFORE INCOME TAXES	48,706	52,136	106,611	114,213
PROVISION FOR INCOME TAXES	12,473	13,595	26,339	26,466
NET INCOME	$36,233	$38,541	$80,272	$87,747

INCOME PER SHARE:
Basic	$0.98	$1.03	$2.18	$2.36
Diluted	$0.98	$1.02	$2.16	$2.33

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,805	37,294	36,891	37,236
Diluted	37,051	37,667	37,170	37,634
DIVIDENDS PER SHARE	$0.100	$0.085	$0.295	$0.240

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Nine Months Ended
	September 30, 2018
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2017	41,123,365	$411	(3,936,291)	$(63,519)	$312,784	$168,269	$417,945
Net income (unaudited)	—	—	—	—	—	16,659	16,659
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	19,124	326	(88)	—	238
Issuance of restricted stock & performance stock (unaudited)	—	—	52,306	892	1,331	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(19,921)	(846)	—	—	(846)
Stock-based compensation (unaudited)	—	—	—	—	1,880	—	1,880
Dividends (unaudited)	—	—	—	—	—	(2,786)	(2,786)
Share repurchase (unaudited)	—	—	(150,481)	(6,175)	—	—	(6,175)
BALANCE AT MARCH 31, 2018 (unaudited)	41,123,365	411	(4,035,263)	(69,323)	315,907	182,142	429,138
Net income (unaudited)	—	—	—	—	—	32,547	32,547
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	112,616	1,949	(29)	—	1,920
Issuance of restricted stock & performance stock (unaudited)	—	—	77,263	1,335	(1,335)	—	(0)
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(17,046)	(693)	—	—	(693)
Stock-based compensation (unaudited)	—	—	—	—	1,692	—	1,692
Dividends (unaudited)	—	—	—	—	—	(2,974)	(2,974)
Share repurchase (unaudited)	—	—	(15,326)	(654)	—	—	(654)
BALANCE AT JUNE 30, 2018 (unaudited)	41,123,365	411	(3,877,756)	(67,386)	316,235	211,715	460,975
Net income (unaudited)	—	—	—	—	—	38,541	38,541
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	60,135	1,046	(305)	—	741
Issuance of restricted stock & performance stock (unaudited)	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	424	—	424
Dividends (unaudited)	—	—	—	—	—	(3,170)	(3,170)
Share repurchase (unaudited)	—	—	(85,222)	(4,744)	—	—	(4,744)
BALANCE AT SEPTEMBER 30, 2018 (unaudited)	41,123,365	$411	(3,902,843)	$(71,084)	$316,354	$247,086	$492,767

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Nine Months Ended
	September 30, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income (unaudited)	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock (unaudited)	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation (unaudited)	—	—	—	—	2,084	—	2,084
Dividends (unaudited)	—	—	—	—	—	(3,506)	(3,506)
Share repurchase (unaudited)	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019 (unaudited)	41,123,365	411	(4,232,418)	(90,171)	319,691	285,264	515,195
Net income (unaudited)	—	—	—	—	—	24,173	24,173
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	1,408	31	(11)	—	20
Issuance of restricted stock & performance stock (unaudited)	—	—	69,067	1,486	(1,486)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(13,573)	(717)	—	—	(717)
Stock-based compensation (unaudited)	—	—	—	—	1,685	—	1,685
Dividends (unaudited)	—	—	—	—	—	(3,692)	(3,692)
Share repurchase (unaudited)	—	—	(93,468)	(4,576)	—	—	(4,576)
BALANCE AT JUNE 30, 2019 (unaudited)	41,123,365	411	(4,268,984)	(93,947)	319,879	305,745	532,088
Net income (unaudited)	—	—				36,233	36,233
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	5,426	124	57	—	181
Issuance of restricted stock & performance stock (unaudited)	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	221	—	221
Dividends (unaudited)	—	—	—	—	—	(3,673)	(3,673)
Share repurchase (unaudited)	—	—	(183,880)	(7,420)	—	—	(7,420)
BALANCE AT SEPTEMBER 30, 2019 (unaudited)	41,123,365	$411	(4,447,438)	$(101,243)	$320,157	$338,305	$557,630

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,272	$87,747
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	20,221	14,102
Depreciation expense	18,222	16,630
Change in right-of-use assets	10,552	—
Bad debt expense	2,093	2,905
Deferred tax provision (benefit)	(2,620)	5,520
Amortization of debt financing costs	287	288
Gain on sale of assets	(1,119)	(630)
Changes in the fair value of contingent earn-out obligations	3,924	(493)
Stock-based compensation	4,861	6,021
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(31,647)	(80,726)
Inventories	(248)	(1,917)
Prepaid expenses and other current assets	(4,625)	3,085
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(2,081)	(18,328)
Other noncurrent assets	(544)	(199)
Increase (decrease) in—
Accounts payable and accrued liabilities	6,635	19,537
Billings in excess of costs and estimated earnings	4,555	17,682
Other long-term liabilities	(9,023)	(3,222)
Net cash provided by operating activities	99,715	68,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,641)	(22,059)
Proceeds from sales of property and equipment	1,447	1,077
Proceeds from sale of business	1,611	—
Cash paid for acquisitions, net of cash acquired	(196,470)	(65,287)
Net cash used in investing activities	(216,053)	(86,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	320,000	104,000
Payments on revolving line of credit	(177,000)	(79,000)
Payments on other debt	(3,254)	(1,094)
Debt financing costs	—	(844)
Payments of dividends to stockholders	(10,871)	(8,930)
Share repurchase	(15,317)	(11,573)
Shares received in lieu of tax withholding	(1,498)	(1,540)
Proceeds from exercise of options	1,001	2,899
Deferred acquisition payments	(637)	(750)
Payments for contingent consideration arrangements	(1,343)	(2,195)
Net cash provided by financing activities	111,081	973
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,257)	(17,294)
CASH AND CASH EQUIVALENTS, beginning of period	45,620	36,542
CASH AND CASH EQUIVALENTS, end of period	$40,363	$19,248

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the Balance Sheet using a method referred to as the right-of-use (“ROU”) asset approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Full retrospective application is prohibited. We adopted ASU No. 2016-02, Leases (Topic 842), on January 1, 2019, using the transition method allowed by ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” in which lessees apply the new lease standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the practical expedient allowing us to not include leases with an initial term of 12 months or less on the Balance Sheet. Furthermore, we elected to apply the practical expedient allowing an entity to forgo reassessing (1) whether expired or existing contracts contain a lease, (2) classification of expired or existing leases, and (3) whether capitalized costs associated with expired or existing leases should be classified as “initial direct costs” under Topic 842. The adoption of ASU 2016-02 did not have a significant impact to our Statement of Operations or Cash Flows. The adoption of ASU 2016-02 resulted in the recording of right-of-use asset and lease liabilities of $75.9 million on our Balance Sheet as of January 1, 2019 but did not result in a cumulative-effect adjustment to retained earnings.

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

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In such cases, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized, customer-specific solution, and, in these cases, we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

We have a Company-wide policy requiring periodic review of the Estimate at Completion in which management reviews the progress and execution of our performance obligations and estimated remaining obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables.

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

In the first nine months of 2018 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2019		2018		2019		2018
HVAC and Plumbing	$545,088	77.1%	$540,733	91.0%	$1,531,331	80.8%	$1,448,761	90.9%
Electrical Services	116,902	16.5%	1,611	0.3%	218,061	11.5%	1,611	0.1%
Building Automation Control Systems	24,540	3.5%	25,822	4.3%	73,816	3.9%	72,128	4.5%
Other	20,388	2.9%	26,370	4.4%	72,485	3.8%	72,020	4.5%
Total	$706,918	100.0%	$594,536	100.0%	$1,895,693	100.0%	$1,594,520	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2019		2018		2019		2018
Industrial	$222,156	31.4%	$184,174	31.0%	$588,818	31.1%	$398,351	25.0%
Education	125,836	17.8%	115,202	19.4%	292,799	15.4%	312,852	19.6%
Office Buildings	83,271	11.8%	75,871	12.8%	254,966	13.5%	224,300	14.1%
Healthcare	126,909	18.0%	79,424	13.3%	306,810	16.2%	214,537	13.4%
Government	41,502	5.9%	32,633	5.5%	118,224	6.2%	106,065	6.6%
Retail, Restaurants and Entertainment	67,141	9.5%	60,908	10.2%	184,618	9.7%	169,899	10.7%
Multi-Family and Residential	24,121	3.4%	33,903	5.7%	83,417	4.4%	102,995	6.5%
Other	15,982	2.2%	12,421	2.1%	66,041	3.5%	65,521	4.1%
Total	$706,918	100.0%	$594,536	100.0%	$1,895,693	100.0%	$1,594,520	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2019		2018		2019		2018
New Construction	$312,279	44.2%	$227,715	38.3%	$827,718	43.7%	$606,208	38.0%
Existing Building Construction	224,125	31.6%	216,010	36.3%	605,819	31.9%	572,808	35.9%
Service Projects	62,668	8.9%	56,557	9.5%	171,860	9.1%	150,890	9.5%
Service Calls, Maintenance and Monitoring	107,846	15.3%	94,254	15.9%	290,296	15.3%	264,614	16.6%
Total	$706,918	100.0%	$594,536	100.0%	$1,895,693	100.0%	$1,594,520	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Nine Months Ended		Year Ended
	September 30, 2019		December 31, 2018
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$10,213	$130,986	$30,116	$106,005
Change due to acquisitions / disposals	6,573	31,556	2,833	8,195
Change due to conditional versus unconditional	(10,665)	—	6,244	—
Reclassified to unbilled accounts receivable	—	—	(28,980)	—
Change in timing for performance obligation to be satisfied	—	4,555	—	16,786
Balance at end of period	$6,121	$167,097	$10,213	$130,986

In the first nine months of 2019 and 2018, we recognized revenue of $123.3 million and $99.8 million related to our contract liabilities at January 1, 2019 and January 1, 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2019 and 2018.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.61 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts one year or less, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $6.2 million in the first nine months of 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of September 30, 2019 was 4.0%. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended September 30, 2019 and 2018 was $6.5 million and $6.1 million, respectively. Lease expense for the nine months ended September 30, 2019 and 2018 was $18.3 million and $17.2 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. Our lease terms may include the exercise of lease renewal options when it is reasonably certain that we will exercise the option and it is at our sole discretion. The weighted average remaining lease term was 8.1 years at September 30, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2019 and 2018 was approximately $0.7 million and $1.3 million, respectively. Rent paid to related parties for the nine months ended September 30, 2019 and 2018 was approximately $2.7 million and $3.5 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease asset and liabilities included in the consolidated Balance Sheet as follows (in thousands):

September 30, 2019
Lease right-of-use assets	$84,281
Lease liabilities:
Other current liabilities	13,549
Long-term lease liabilities	73,213
Total lease liabilities	$86,762

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2019 (excluding the nine months ended September 30, 2019)	$4,326
2020	16,288
2021	14,477
2022	12,291
2023	10,328
Thereafter	44,617
Total Lease Payments	102,327
Less—Present Value Discount	(15,565)
Present Value of Lease Liabilities	$86,762

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$6,466	$18,426
Lease right-of-use assets obtained in exchange for lease liabilities	$7,050	$10,768

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

In the third quarter of 2019, we filed an amended federal return for 2015 to claim the credit for increasing research activities (“R&D tax credits”) and recorded a $4.6 million tax benefit that was fully offset by an increase in unrecognized tax benefits. We previously filed an amended federal return for 2014 to claim R&D tax credits during 2018 and recorded a $2.7 million tax benefit that was also fully offset by an increase in unrecognized tax benefits. These tax benefits were fully offset by increases in unrecognized tax benefits due to the uncertainty of the outcome from examinations opened by the Internal Revenue Service (the “IRS”). As a result, the R&D tax credits claimed have had no impact on our effective tax rates.

For the nine months ended September 30, 2019, our provision for income taxes was reduced by $2.0 million due to benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$40,363	$—	$—	$40,363
Life insurance—cash surrender value	$—	$3,758	$—	$3,758
Contingent earn-out obligations	$—	$—	$29,430	$29,430

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,620	$—	$—	$45,620
Life insurance—cash surrender value	$—	$3,252	$—	$3,252
Contingent earn-out obligations	$—	$—	$7,375	$7,375

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

We have life insurance policies covering 66 employees with a combined face value of $51.1 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.8 million as of September 30, 2019 and $3.3 million as of December 31, 2018. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

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

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$7,375
Issuances	19,500
Settlements	(1,369)
Adjustments to fair value	3,924
Balance at September 30, 2019	$29,430

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current quarter on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

Walker Acquisition

On April 1, 2019, we acquired all of the issued and outstanding equity interests of Walker TX Holding Company, LLC and each of its wholly owned subsidiaries (collectively “Walker”). Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas and operations throughout the state of Texas. As a result of the acquisition, Walker is a wholly owned subsidiary of the Company reported in our electrical services segment. Revenue attributable to Walker was $203.1 million for the six months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$178,000
Advance to former owners	20,500
Working capital adjustment	(7,594)
Notes issued to former owners	25,000
Tax equalization payment	202
Estimated fair value of contingent earn-out payments	19,500
$235,608
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,850
Billed and unbilled accounts receivable	92,309
Other current assets	8,587
Other long-term assets	53
Property and equipment	4,970
Goodwill	96,439
Identifiable intangible assets	90,200
Lease right-of-use asset	10,495
Accounts payable	(20,220)
Accrued compensation and benefits	(974)
Billings in excess of costs and estimated earnings	(31,553)
Other current liabilities	(11,278)
Long-term lease liabilities	(8,270)
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

Pro Forma Impact of the Acquisition

The following unaudited pro forma information presents the consolidated results of the Company and Walker for the three and nine months ended September 30, 2019 and 2018, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$706,918	$707,199	$1,984,054	$1,885,757
Pre-tax income	$49,718	$51,374	$106,223	$116,754

Other Acquisitions

In addition to the Walker acquisition, we completed one acquisition in the first quarter of 2019 and one acquisition in the second quarter of 2019 with a total purchase price of $2.6 million for the nine months ended September 30, 2019.  We completed two acquisitions in the first quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the third quarter of 2018. One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

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

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2017	$200,584	$—	$200,584
Additions (See Note 4)	34,598	—	34,598
Impairment adjustment	—	—	—
Balance at December 31, 2018	235,182	—	235,182
Additions (See Note 4)	579	96,439	97,018
Impact of segment reorganization	(1,101)	1,101	—
Impairment adjustment	—	—	—
Balance at September 30, 2019	$234,660	$97,540	$332,200

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Estimated	September 30, 2019		December 31, 2018
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$182,963	$(75,455)	$128,480	$(60,731)
Backlog	1 - 2	13,700	(11,906)	9,100	(8,260)
Tradenames	2 - 25	71,995	(14,561)	39,395	(12,709)
Total		$268,658	$(101,922)	$176,975	$(81,700)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the three- and nine-months ended September 30, 2019 was $7.2 million and $20.2 million, respectively. Amortization expense for the three- and nine-months ended September 30, 2018 was $5.3 million and $14.1 million, respectively.

At September 30, 2019, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2019 (remainder of the year)	$6,844
2020	23,213
2021	19,158
2022	16,536
2023	15,082
Thereafter	85,903
Total	$166,736

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Revolving credit facility	$193,000	$50,000
Notes to former owners	48,983	26,813
Other debt	31	105
Total debt	242,014	76,918
Less—current portion	(13,847)	(3,279)
Total long-term portion of debt	$228,167	$73,639

Revolving Credit Facility

In April 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2019, we had $193.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $173.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.6% as of September 30, 2019.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of September 30, 2019 was 1.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense and scheduled principal payments are defined under the Facility, for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2019 was 13.1.

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

We were in compliance with all of our financial covenants as of September 30, 2019.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $49.0 million as of September 30, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of September 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of September 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with five immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.7 million as of September 30, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.5% - 3.5%. The principals are due between January 2020 – July 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month; ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2019, less than $0.1 million of the note was outstanding, all of which was considered current.

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

Current market conditions for surety markets and bonding capacity are adequate with acceptable terms and conditions. Historically, approximately 20% to 30% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common shares outstanding, end of period	36,676	37,221	36,676	37,221
Effect of using weighted average common shares outstanding	129	73	215	15
Shares used in computing earnings per share—basic	36,805	37,294	36,891	37,236
Effect of shares issuable under stock option plans based on the treasury stock method	181	280	211	294
Effect of restricted and contingently issuable shares	65	93	68	104
Shares used in computing earnings per share—diluted	37,051	37,667	37,170	37,634

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2019, we have repurchased a cumulative total of 8.5 million shares at an average price of $17.38 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2019, we repurchased 0.3 million shares for approximately $15.3 million at an average price of $44.43 per share.

9. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. Each of our 35 operating locations represents an operating segment, and these segments have been aggregated into two reportable segments, as the operating locations meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended September 30, 2019
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$590,016	$116,902	$—	$706,918
Gross Profit	$128,501	$14,201	$—	$142,702

	Three Months Ended September 30, 2018
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$592,925	$1,611	$—	$594,536
Gross Profit	$127,669	$199	$—	$127,868

	Nine Months Ended September 30, 2019
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$1,677,632	$218,061	$—	$1,895,693
Gross Profit	$344,632	$24,751	$—	$369,383

	Nine Months Ended September 30, 2018
	Mechanical Services	Electrical Services	Corporate & Eliminations	Consolidated
Revenue	$1,592,909	$1,611	$—	$1,594,520
Gross Profit	$327,905	$199	$—	$328,104

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

As of September 30, 2019 we had 6,061 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $750,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

A stratification of projects in progress as of September 30, 2019, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,278	$730.6
$1 million - $5 million	598	1,306.8
$5 million - $10 million	103	739.6
$10 million - $15 million	36	439.8
Greater than $15 million	46	1,331.3
Total	6,061	$4,548.1

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue	$706,918	100.0%	$594,536	100.0%	$1,895,693	100.0%	$1,594,520	100.0%
Cost of services	564,216	79.8%	466,668	78.5%	1,526,310	80.5%	1,266,416	79.4%
Gross profit	142,702	20.2%	127,868	21.5%	369,383	19.5%	328,104	20.6%
Selling, general and administrative expenses	90,006	12.7%	75,297	12.7%	253,417	13.4%	216,528	13.6%
Gain on sale of assets	(708)	(0.1)%	(219)	—	(1,119)	(0.1)%	(630)	—
Operating income	53,404	7.6%	52,790	8.9%	117,085	6.2%	112,206	7.0%
Interest income	82	—	25	—	174	—	53	—
Interest expense	(2,779)	(0.4)%	(1,152)	(0.2)%	(6,891)	(0.4)%	(2,601)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(2,004)	(0.3)%	434	0.1%	(3,924)	(0.2)%	493	—
Other income (expense)	3	—	39	—	167	—	4,062	0.3%
Income before income taxes	48,706	6.9%	52,136	8.8%	106,611	5.6%	114,213	7.2%
Provision for income taxes	12,473		13,595		26,339		26,466
Net income	$36,233	5.1%	$38,541	6.5%	$80,272	4.2%	$87,747	5.5%

We had 36 operating locations as of December 31, 2018. In the first quarter of 2019, we combined two operating locations into one. In the second quarter of 2019, we completed the acquisition of Walker, which reports as a separate operating location. In the third quarter of 2019, we sold the majority of the assets and ongoing business of our California operation. As of September 30, 2019, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2019 to 2018, as described below, excludes six months of results for the Indiana acquisition, which was acquired July 1, 2018 as well as six months of results for Walker, which was acquired April 1, 2019. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations.

Revenue—Revenue for the third quarter of 2019 increased $112.4 million, or 18.9%, to $706.9 million compared to the same period in 2018. The increase included an 18.6% increase related to the Walker acquisition and a 0.3% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
Revenue:
Mechanical Services	$590,016	83.5%	$592,925	99.7%
Electrical Services	116,902	16.5%	1,611	0.3%
Total	$706,918	100.0%	$594,536	100.0%

Revenue for our Mechanical services segment decreased $2.9 million, or 0.5%, to $590.0 million for the third quarter of 2019 compared to the same period in 2018. Same-store revenue decreased primarily due to a decrease in activity at one of our Virginia operations ($11.1 million) and our North Carolina operation ($9.3 million), as well as the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($3.8 million). This decrease was partially offset by an increase in activity at one of our Texas operations ($12.4 million) and one of our Florida operations ($7.4 million).

Revenue for our Electrical services segment increased $115.3 million to $116.9 million for the third quarter of 2019 compared to the same period in 2018. The increase related to the acquisition of Walker in April 2019 as well as a smaller acquisition completed in the third quarter of 2018.

Revenue for the first nine months of 2019 increased $301.2 million, or 18.9%, to $1.90 billion compared to the same period in 2018. The increase included a 16.1% increase related to the Indiana and Walker acquisitions and a 2.8% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2019		2018
Revenue:
Mechanical Services	$1,677,632	88.5%	$1,592,909	99.9%
Electrical Services	218,061	11.5%	1,611	0.1%
Total	$1,895,693	100.0%	$1,594,520	100.0%

Revenue for our Mechanical services segment increased $84.7 million, or 5.3%, to $1.7 billion for the first nine months of 2019 compared to the same period in 2018. Of this increase, $53.8 million was attributable to the Indiana acquisition. The same-store revenue increase included an increase in activity at one of our Florida operations ($21.8 million), our Alabama operation ($12.0 million) and one of our Texas operations ($10.4 million). This increase was offset by a decrease in activity at one of our Maryland operations ($17.1 million) and the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($9.7 million).

Revenue for our Electrical services segment increased $216.5 million to $218.1 million for the first nine months of 2019 compared to the same period in 2018. The increase related to the acquisition of Walker in April 2019 as well as a smaller acquisition completed in the third quarter of 2018.

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

Backlog as of September 30, 2019 was $1.61 billion, a 7.6% increase from June 30, 2019 backlog of $1.50 billion, and a 28.2% increase from September 30, 2018 backlog of $1.25 billion. Sequential backlog increased $113.2 million or 7.6% primarily due to increased project bookings at Walker ($63.1 million), one of our Virginia operations ($19.6 million) and one of our Texas operations ($15.2 million). The year‑over‑year backlog increase included the Walker acquisition ($279.3 million) and a same-store increase of $74.8 million or 6.0%. Same-store year-over-year backlog increased primarily due to increased project bookings at one of our Florida operations ($33.6 million), our Iowa operation ($28.9 million) and one of our Tennessee operations ($26.1 million), partially offset by completion of project work at one of our Florida operations ($45.9 million).

Gross Profit—Gross profit increased $14.8 million, or 11.6%, to $142.7 million for the third quarter of 2019 as compared to the same period in 2018. The increase included a 10.1% increase related to the Walker acquisition and a 1.5% increase in same-store activity. The same-store increase in gross profit was primarily due to increased volumes at one of our Florida operations ($1.9 million) and one of our Virginia operations ($1.2 million), offset by decreased volumes at another one of our Virginia operations ($2.6 million) and our Wisconsin operation ($1.3 million). Additionally, we had improvements in project execution at our North Carolina operation ($2.9 million) and our Arkansas operation ($1.8 million), offset by a decrease at one of our Tennessee operations ($2.1 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 21.5% in 2018 to 20.2% in 2019 primarily due to the factors discussed above as well as lower margins on the Walker acquisition including backlog amortization of $1.2 million.

Gross profit increased $41.3 million, or 12.6%, to $369.4 million for the first nine months of 2019 as compared to the same period in 2018. The increase included an 8.0% increase related to the Indiana and Walker acquisitions and a 4.6% increase in same-store activity. The same-store increase in gross profit was primarily due to increased volumes at one of our Florida operations ($4.9 million) and one of our Virginia operations ($4.1 million), offset by a decrease at our Wisconsin operation ($2.6 million) compared to the prior year. Additionally, we had improvements in project execution at our North Carolina operation ($5.8 million). As a percentage of revenue, gross profit decreased from 20.6% in 2018 to 19.5% in 2019 primarily due to the factors discussed above and lower margins on the Walker acquisition including backlog amortization of $2.8 million in 2019.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $14.7 million, or 19.5%, to $90.0 million for the third quarter of 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $5.2 million, or 7.4%. This increase is primarily due to investments made in personnel in response to the growth we have experienced in recent years ($2.5 million) and an increase in professional fees in 2019 ($1.4 million, of which approximately $0.9 million relates to tax planning costs). Additionally, we had an increase in amortization expense of $1.7 million during the period as compared to the prior year period, primarily as a result of the Walker acquisition. As a percentage of revenue, SG&A remained steady at 12.7% in 2019 and 2018 as a result of the increases discussed above being largely offset by lower SG&A as a percentage of revenue at Walker.

SG&A increased $36.9 million, or 17.0%, to $253.4 million for the first nine months of 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $13.8 million, or 6.7%. This increase is primarily due to the increase in revenue compared to the prior year period, investments made in personnel due to the growth we have experienced in recent years ($8.6 million), and an increase in professional fees in 2019 ($2.7 million, of which approximately $1.3 million relates to tax planning costs). Amortization expense increased $4.3 million during the period primarily as a result of the Walker and Indiana acquisitions. As a percentage of revenue, SG&A decreased from 13.6% in 2018 to 13.4% in 2019 primarily due to the acquisition of Walker, which has lower SG&A as a percentage of revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
SG&A	$90,006	$75,297	$253,417	$216,528
Less: SG&A from companies acquired	(7,803)	—	(18,854)	—
Less: Amortization expense	(6,065)	(4,384)	(16,575)	(12,315)
Same-store SG&A, excluding amortization expense	$76,138	$70,913	$217,988	$204,213

Interest Expense—Interest expense increased $1.6 million, or 141.2%, to $2.8 million for the third quarter of 2019 as compared to the same period in 2018. Interest expense increased $4.3 million for the first nine months of 2019 as compared to the same period in 2018. The increase reflects the increased borrowings on the revolving credit facility and notes to former owners as a result of our recent acquisitions.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2019 increased $2.4 million as compared to the same period in 2018. Expense from changes in the fair value of contingent earn-out obligations for the first nine months of 2019 increased $4.4 million from income of $0.5 million in the same period in 2018. This increase in expense was primarily the result of increasing our obligation related to the BCH acquisition due to results being higher than previously forecasted.

Other Income—Other income decreased $3.9 million for the first nine months of 2019 as compared to the same period in 2018. In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2019 was $26.3 million with an effective tax rate of 24.7% as compared to a provision for income taxes of $26.5 million with an effective tax rate of 23.2% for the same period in 2018. The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.7%) partially offset by benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (1.9%) and deductions for stock-based compensation (0.4%). The effective tax rate for 2018 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.5%) and nondeductible expenses (1.1%) partially offset by a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (2.4%) and deductions for stock-based compensation (1.0%).

We currently estimate our effective tax rate for the full year 2019 will be between 24% and 27%, which includes the benefits of the 179D deduction. Starting in 2020, we expect our effective tax rate will be between 25% and 30%.

Outlook

Industry conditions improved during the three-year period from 2016 to 2018 and we currently expect that strong activity will continue during 2019 and for the first half of 2020. Our emphasis for 2019 and 2020 is on cost discipline and efficient project performance, labor force development, and investing in growth, particularly in service and small projects. Based on our backlog, and in light of economic conditions, we are optimistic that revenue and net earnings for the fourth quarter of 2019 and during 2020 will continue at the favorable levels that we have experienced since the start of 2018.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2019	2018

Cash provided by (used in):
Operating activities	$99,715	$68,002
Investing activities	(216,053)	(86,269)
Financing activities	111,081	973
Net increase (decrease) in cash and cash equivalents	$(5,257)	$(17,294)
Free cash flow:
Cash provided by operating activities	$99,715	$68,002
Purchases of property and equipment	(22,641)	(22,059)
Proceeds from sales of property and equipment	1,447	1,077
Free cash flow	$78,521	$47,020

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

Cash provided by operating activities was $99.7 million during the first nine months of 2019 compared with $68.0 million during the same period in 2018. This increase was primarily driven by a $49.1 million decrease in receivables, net and a $16.2 million change in costs in excess of billings driven by timing of customer billings and payments. These increases were partially offset by a $12.9 million change in accounts payable and accrued liabilities and a $13.1 million change in costs in billings in excess of costs driven by timing of timing of billings and various project work.

Cash Used in Investing Activities—During the first nine months of 2019, cash used in investing activities was $216.1 million compared to $86.3 million during the same period in 2018. The $129.8 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions, including the Walker acquisition ($193.7 million).

Cash Provided by Financing Activities—Cash provided by financing activities was $111.1 million for the first nine months of 2019 compared to $1.0 million during the same period in 2018. The $110.1 million increase in cash provided is primarily due to $118.0 million more in net proceeds from the revolving line of credit compared to the prior year, primarily to fund the Walker acquisition.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2019, we have repurchased a cumulative total of 8.5 million shares at an average price of $17.38 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2019, we repurchased 0.3 million shares for approximately $15.3 million at an average price of $44.43 per share.

Debt

Revolving Credit Facility

On April 18, 2018, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $325.0 million to $400.0 million, with a $100 million accordion option. The Facility, which is available for borrowings and letters of credit, expires in April 2023 and is secured by a first lien on substantially all of our personal property, except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2019, we had $193.0 million of outstanding borrowings, $33.6 million in letters of credit outstanding and $173.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of September 30, 2019 was 1.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 2.00 to 1.00; provided that the calculation of the fixed charge coverage ratio excludes stock repurchases and the payment of dividends at any time that the Company’s Net Leverage Ratio, as defined in the credit agreement, does not exceed 1.75 to 1.00. The Facility also allows the fixed charge coverage ratio not to be reduced for stock repurchases made after the effective date of the Facility in an aggregate amount not to exceed $30 million, if at the time of and after giving effect to such repurchase the Company’s Net Leverage Ratio was less than or equal to 1.75 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense and scheduled principal payments are defined under the Facility, for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2019 was 13.1.

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

We were in compliance with all of our financial covenants as of September 30, 2019.

Notes to Former Owners

As part of the consideration used to acquire seven companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $49.0 million as of September 30, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of September 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of September 30, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with five immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.7 million as of September 30, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.5% - 3.5%. The principals are due between January 2020 – July 2021.

Other Debt

As part of the Shoffner acquisition, we acquired debt with an outstanding balance at the acquisition date of $0.4 million with principal and interest due the last day of every month, ending on the December 30, 2019 maturity date. The interest rate is the one month LIBOR rate plus 2.25%. As of September 30, 2019, less than $0.1 million of the note was outstanding, all of which was considered current.

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

Contractual Obligations

As of September 30, 2019, we have $33.6 million in letter of credit commitments, of which $6.0 million will expire in 2019 and $27.6 million will expire in 2020. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2019, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the Facility was approximately 3.6% as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On August 10, 2018, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 8.8 million shares to be repurchased. As of September 30, 2019, we have repurchased a cumulative total of 8.5 million shares at an average price of $17.38 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2019, we repurchased 0.3 million shares for approximately $15.3 million at an average price of $44.43 per share.

During the quarter ended September 30, 2019, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	29,000	$43.16	8,388,289	395,120
August 1 - August 31	141,957	$39.97	8,530,246	253,163
September 1 - September 30	12,923	$38.19	8,543,169	240,240
	183,880	$40.35	8,543,169	240,240

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

Item 6. Exhibits

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

October 24, 2019	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 24, 2019	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 24, 2019	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer