Form 10-K
period 2019-12-31
COMFORT SYSTEMS USA INC
filed 2020-02-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13011

Comfort Systems USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0526487 (I.R.S. Employer Identification No.)

675 Bering Drive

Suite 400

Houston, Texas 77057

(713) 830-9600

(Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $.01 par value	FIX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019 was approximately $1.83 billion, based on the $50.99 last sale price of the registrant’s common stock on the New York Stock Exchange on June 28, 2019.

As of February 21, 2020, 36,613,587 shares of the registrant’s common stock were outstanding (excluding treasury shares of 4,509,778).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the “Company”) concerning future developments and their effect on the Company. While the Company’s management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Known material factors that could cause the Company’s actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 35 operating units with 134 locations in 115 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2019 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 45.9% of our revenue was attributable to installation services in newly constructed facilities and 54.1% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2019 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	86.1%
Electrical Services	13.9%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $100 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than do modern systems. As electrical systems age they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

Many factors affect mechanical and electrical services industry growth, including but, not limited to, (i) population growth, which increases the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and equipment, (iii) increasing sophistication, complexity and efficiency of mechanical and electrical systems, and (iv) growing emphasis on environmental and energy efficiency.

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 45.9% of our revenue in 2019, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 54.1% of our 2019 revenue.

Construction, Installation, Expansion and Renovation Services— Construction, installation, expansion and renovation services consist of “design and build” and “plan and spec” projects. In “design and build” projects, the commercial MEP company is responsible for designing, engineering and installing a cost-effective, energy-efficient system customized to the specific needs of the building owner. Costs and other project terms are normally negotiated between the building owner or its representative and the contracting company. Companies that specialize in “design and build” projects use a consultative approach with customers and tend to develop long-term relationships with building owners and developers, general contractors, architects, consulting engineers and property managers. “Plan and spec” installation refers to projects in which a third-party architect or consulting engineer designs the MEP systems and the installation project is “put out for bid.” We believe that “plan and spec” projects usually take longer to complete and frequently results in less efficient outcomes than “design and build” projects because the system design and installation process are not integrated, thus resulting in more frequent adjustments to project specifications, work requirements and schedules. Our investments in design and building information modeling enable us to collaborate with our customers to achieve reliable and energy efficient construction outcomes and to eliminate unnecessary waste.

Maintenance, Repair and Replacement Services—These services include maintaining, repairing, replacing, reconfiguring and monitoring previously installed systems and building automation controls. The growth and aging of the installed base of MEP and related systems, changing requirements due to increasing technology deployment, and the demand for more efficient systems and more capable building automation controls have fueled growth in these services. The increasing complexity of these systems leads many commercial, industrial and institutional building owners and property managers to outsource maintenance and repair, often through service agreements with service providers. State-of-the-art control and monitoring systems feature electronic sensors and microprocessors that are crucial to energy efficient operations. These systems require specialized training to install, maintain and repair. We believe that the work that we perform to optimize and upgrade systems and to enable wise controls helps Comfort Systems USA to optimize energy use and fundamentally reduce our nation’s carbon footprint.

Strategy

We focus on strengthening core operating competencies, leading in sustainability, efficiency and technological improvement, and on increasing profit margins. The key objectives of our strategy are to improve profitability and generate growth in our operations, to enable sustainable and efficient building environments, to improve the productivity of our workforce, and to acquire complementary businesses. In order to accomplish our objectives, we are currently focused on the following elements:

Achieve Excellence in Core Competencies—We have identified seven core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow and maximizing the productivity of our increasingly valuable skilled labor force. The seven core competencies are: (i) safety, (ii) customer service, (iii) design and build expertise, (iv) effective pre-construction processes, (v) job and cost tracking, (vi) leadership in energy efficient and sustainable design, and (vii) best-in-class servicing of existing building systems.

Achieve Operating Efficiencies—We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting operational “best practices,” and focusing on job management to deliver services in a cost-effective and efficient manner. We are continually improving the “job loop” at our locations—qualifying, estimating, pricing and executing projects effectively and efficiently. We also use our combined spend to gain purchasing advantages on products and services such as MEP components, raw materials, services, vehicles, bonding, insurance and employee benefits.

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path that offers a stable income, attractive benefits packages and excellent advancement opportunities. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We are also increasing our national and local focus on skills training for our hourly workers.

Focus on Commercial, Industrial and Institutional Markets—We focus on the commercial, industrial and institutional building markets, including construction, maintenance, repair and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long-term relationships with building owners. Substantially all of our consolidated 2019 revenue was derived from commercial, industrial and institutional customers and large multi-family residential projects.

Leverage Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. For example, we have shifted certain fabrication activities to centralized locations in order to increase asset utilization. We opportunistically allocate our engineering, field and supervisory labor from one operation to another to more fully use our employee base, meet our customers’ needs and share expertise. Our ability to share resources frequently allows us to pursue work that would otherwise not be available to us and allows us to provide a more diversified and steady deployment of our labor. We believe we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding and financing activities across our operations.

Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2019 by end-use sector was as follows:

Industrial	33.9%
Education	15.8%
Office Buildings	13.3%
Healthcare	13.7%
Government	6.2%
Retail, Restaurants and Entertainment	9.5%
Multi-Family and Residential	4.0%
Other	3.6%
Total	100.0%

Approximately 85.1% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2019, we had 5,495 projects in process with an aggregate contract value of approximately $4.52 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $822,000. This average project size, when taken together with the approximately 14.9% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2019, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,734	$674.3
$1 million - $5 million	580	1,266.5
$5 million - $10 million	95	691.0
$10 million - $15 million	38	472.5
Greater than $15 million	48	1,413.0
Total	5,495	$4,517.3

Develop and Adopt Leading Technologies—We are improving productivity by increasing use of innovative techniques in prefabrication, project design and planning, as well as in coordination and production methods. We have invested in the refinement and adoption of prefabrication practices. We work to identify, develop and implement new materials, products and methods that can achieve greater productivity and more efficient and sustainable outcomes. Above all, we have concluded that as technology develops in our industry the fundamental prerequisite for leadership in adopting such opportunities is the quality, accuracy and buildability of our designs. Accordingly, we have invested in the experts, training, and internal and external knowledge transfer to ensure that we are properly scaling, achieving true buildability and fundamentally and continuously improving our design capabilities to meet our customers’ evolving requirements. Our goal is to use our scale and strategic investments to maintain a leading position in design and modeling excellence, and we believe that will enable us to optimize productivity and quality today, and especially will position us to wisely capitalize from ongoing or future technological developments.

Excel at Modular and Off-Site Construction—We believe that modular and off-site construction – the ability to build superior quality plants and systems away from the construction site – will become increasingly important in complex construction projects. Accordingly, through our acquisitions, we have invested in that capability, and after acquisition we have further invested in improving and growing that service offering. This has led to meaningful growth in our ability to provide this expertise. Through recent and ongoing development and acquisitions, we plan to continue to improve on our unmatched capability in mechanical off-site or modular construction. With our recent acquisition of

Starr Electric Company, Incorporated in North Carolina, we significantly improved our electrical off-site construction capabilities and offerings and will continue to invest in the improvement of these offerings. Although complex modular construction is a small percentage of our current revenue, we believe that it is ripe for investment and growth and that it helps us to sell work and improve outcomes across our businesses.

Service Growth Initiative—Over the last several years we have made substantial investments to expand our service and maintenance revenue by increasing the value we can offer to service and maintenance customers. We are actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform service work. In many locations we have added or upgraded our capability, and we believe our investments and efforts have provided customer value and stimulated growth in all aspects of our businesses.

Seek Growth through Acquisitions—We believe that we can further increase our cash flow and operating income by continuing to opportunistically enter new markets or service lines through acquisition. We have dedicated a significant portion of our cash flow on an ongoing basis to seeking opportunities to acquire businesses that have strong assembled workforces, excellent historical safety performance, leading design and energy efficiency capabilities, attractive market positions, a record of consistent positive cash flow, and desirable market locations.

Operations and Services Provided

We provide a wide range of construction, renovation, expansion, maintenance, repair and replacement services for MEP and related systems in commercial, industrial and institutional properties. Our local management teams maintain responsibility for day-to-day operating decisions. Local management is augmented by regional leadership that focuses on core business competencies, regional financial performance, cooperation and coordination between locations, implementing best practices and corporate initiatives. In addition to senior management, local personnel generally include design engineers, energy efficiency and sustainability experts, sales personnel, customer service personnel, installation and service technicians, sheet metal and prefabrication technicians, estimators and administrative personnel. We have centralized certain administrative functions such as insurance, employee benefits, training, safety programs, marketing and cash management to enable our local operating management to focus on pursuing new business opportunities and improving operating efficiencies.

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 45.9% of our consolidated 2019 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $822,000. We also perform larger project work, with 761 contracts in progress at December 31, 2019 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2019 had a contract price of $97.2 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 54.1% of our consolidated 2019 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we use include MEP system components, ductwork, pipe, conduit, wire, electrical fixtures, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. We estimate that direct purchase of commodities and finished products comprises between 10% and 15% of our average project cost. We have procedures to reduce commodity cost exposure such as purchasing commodities early for particular projects, as well as selectively using time or market-based escalation and escape provisions in bids and contracts.

Chillers for large applications typically have the longest delivery time and frequently have lead times of up to six months. The major components of commercial MEP systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, McQuay, Trane and York. The major suppliers of building automation control systems are Automated Logic, Delta, Distech, Honeywell, Johnson Controls, Novar, Rockwell, Schneider, Siemens, Trane and York. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with our top customer representing 5% of consolidated 2019 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Employees

As of December 31, 2019, we had approximately 12,000 employees. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

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

We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Finally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.61 during 2019. This level was 20% better than the most recently published OSHA rate for our industry.

Insurance and Litigation

The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injuries. We retain the risk for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims resulting from uninsured deductibles per-incident or occurrence. Because we have very large per incident deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses up to such per-incident deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations.

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

We typically warrant labor for the first year after installation on new MEP systems that we build and install, and we pass through to the customer manufacturers’ warranties on equipment. We generally warrant labor for thirty days after servicing existing MEP systems. We do not expect warranty claims to have a material adverse effect on our financial position or results of operations.

Competition

The mechanical and electrical contracting industries are highly competitive and consist of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial and institutional markets are based on (i) competitive price, (ii) relationships, (iii) quality, timeliness and reliability, (iv) tenure, financial strength and access to bonding, (v) range of capabilities, and (vi) scale of operation. To improve our competitive position, we focus on both the consultative “design and build” installation market and the maintenance, repair and replacement market in order to develop and strengthen customer relationships. In addition, we believe our ability to provide multi-location coverage and a broad range of services gives us a strategic advantage over smaller competitors who may have more limited resources and capabilities.

We believe that we are larger than most of our competitors, which are generally small, owner-operated companies in a specific area. However, there are divisions of larger contracting companies, utilities and MEP equipment manufacturers that provide MEP services in some of the same service lines and geographic areas we serve. Some of these competitors and potential competitors have greater financial resources than we do to finance development opportunities and support their operations. We believe our smaller competitors generally compete with us based on price and their long-term relationships with local customers. Our larger competitors compete with us on those factors but may also provide attractive financing and comprehensive service and product packages.

Vehicles

We operate a fleet of various owned or leased service trucks, vans and support vehicles. We believe these vehicles generally are well maintained and sufficient for our current operations.

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and MEP codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, (iv) special bidding and procurement requirements on government projects, (v) wage and hour regulations, and (vi) regulations relating to worker safety and protection of the environment. For example, our operations are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws directed towards protection of employees. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

Many state and local regulations governing the MEP services trades require individuals to hold permits and licenses. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of our service technicians who work in the state or county that issued the permit or license. We seek to ensure that, where possible, we have two employees who hold any such permits or licenses that may be material to our operations in a particular geographic region.

Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of ozone-depleting refrigerants generally classified as chlorofluorocarbons (CFCs) or hydrochlorofluorocarbons (HCFCs). Clean Air Act regulations promulgated by the United States Environmental Protection Agency (USEPA) require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of ozone-depleting substances such as CFCs and HCFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. Some replacement refrigerants, already in use, and classified as hydrofluorocarbons (HFCs) are not ozone-depleting substances. HFCs are considered by USEPA to have high global warming potential. USEPA may at some point require the phase-out of HFCs and expand existing technician certification requirements to cover the handling of HFCs. We do not believe the existing regulations governing technician certification requirements for the handling of ozone-depleting substances or possible future regulations applicable to HFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and such regulations may encourage or require our customers to update their MEP systems.

Additional Information

Our Internet address is www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also includes our code of ethics, titled the “Code of Conduct,” together with other governance materials including our corporate governance standards and our Board committee charters for the audit committee, the compensation committee, and the governance and nominating committee; the executive committee, formed in 2019, operates under written grants of authority that may be amended from time to time by the Board. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

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

ITEM 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information included in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” sections. Our business, financial condition, results of operations or cash flows could be adversely affected by the occurrence of any of these events, which could cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.

The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project’s lifecycle. We experience the results of economic trends well after an economic cycle begins, and therefore have generally continued to experience the results of an economic recession well after conditions in the general economy have improved.

The industries and markets we operate in have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 6.2% of our revenue for the year ended December 31, 2019 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

Our contract prices are established largely based on estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodity prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur, and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise, we could have difficulty obtaining permits or approvals, local laws, labor costs or labor conditions could change, bad weather could delay construction, raw materials prices could increase, our suppliers or subcontractors may fail to perform as expected or site conditions may be different than we expected. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases, we may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those we anticipate and could damage our reputation within our industry and our customer base.

Our backlog is subject to unexpected adjustments and cancellations, which means that amounts included in our backlog may not result in actual revenue or translate into profits.

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2019 was $1.60 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

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

Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States, it is typically more difficult for us to find qualified personnel at low cost in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationships with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

Future growth could also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or successfully execute our business plan.

Our recent and future acquisitions may not be successful.

We expect to continue pursuing selective acquisitions of businesses. We cannot guarantee that we will be able to identify acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings or disrupt the payment of a stockholder dividend. To the extent we make acquisitions, a number of risks will result, including:

●	the assumption of material liabilities (including for environmental-related costs);

●	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
●	the diversion of management’s attention from the management of daily operations to the integration of operations;
●	difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;
●	the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and
●	we may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

Information technology system failures, network disruptions or cybersecurity breaches could adversely affect our business.

We use and rely significantly on sophisticated information technology systems, networks, and infrastructure in conducting our day to day operations, providing services to certain customers and protecting sensitive Company information. In addition, we also rely on third-party software and information technology for certain of our critical accounting, project management and financial information systems. We also collect and retain information about our customers, stockholders, vendors and employees, with the expectation by such third parties being that we will adequately protect such information.

Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions or the loss of employee or other third-party personal information. We have in the past experienced system interruptions and delays and expect that such interruptions and delays may occur in the future, given the increasing diversity and sophistication of cybersecurity threats. In addition, our systems, networks and infrastructure could be damaged or interrupted by natural disasters, power loss, telecommunications failures, intentional or inadvertent user misuse or error, failures of information technology solutions, computer viruses, malicious code, ransomware attacks and acts of terrorism. We may also be subject to physical or electronic security breaches, including breaches by computer hackers or cyber-terrorists or unauthorized access to or disclosure of our or our customers’ data. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or access to our business data, potential liability or an increase in expenses, all of which may have a material adverse effect on our business. Similar risks could affect our customers and vendors, indirectly affecting us.

While we have security, internal control and technology measures in place to protect our systems and networks, these measures could fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure. In the ordinary course of business, we have been targeted by malicious cyber-attacks. In April 2019, for example, our information technology infrastructure was impacted by a ransomware attack virus, which caused a substantial majority of our operating locations to experience loss of access to certain data and outages affecting systems including accounting, payroll, billing, job report and management and other software environments. These disruptions created challenges in key back office functions that required workarounds and alternative procedures. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and, while we do not believe that the April 2019 incident had such effects, have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

We regularly evaluate the need to upgrade or replace our systems and network infrastructure to protect our information technology environment, to stay current on vendor supported products and to improve the efficiency and scope of our systems and information technology capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have an adverse effect on our business.

Third parties contribute significantly to our completion of many projects.

We hire third-party subcontractors to perform work and depend on third-party suppliers to provide equipment and materials necessary to complete our projects. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution, reputation and profitability could be harmed.

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

We insure various general liability, workers’ compensation, property and auto risks as well as other risks through a variety of direct insurance policies and a captive insurance company that are reinsured for risks above certain deductibles and retentions. All of our insurance policies and programs are subject to high deductibles and retentions; as such, we are, in effect, self-insured for substantially all of our typical claims. We hire an actuary to determine any liabilities for unpaid claims and associated expenses for the three major lines of coverage (workers’ compensation, general liability and auto liability). The determination of these claims and expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Historically, insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects and increase our overall risk exposure. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces outside our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

Failure to remain in compliance with covenants under our credit agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business.

Our credit agreement and related restrictive and financial covenants are more fully described in Note 8 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants under the credit agreement, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. In addition, in July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time, it is not clear if LIBOR will continue to exist, and if not, what alternative benchmark rate will replace LIBOR. Under the Eurodollar Rate Loan Option under the Facility (defined below), the interest rate is determined based on the one‑ to six‑month Eurodollar Rate, which rate corresponds very closely to rates described in various general business media sources as LIBOR. Any new benchmark rate will likely not exactly replicate LIBOR, which could impact the determination of interest rates under the Eurodollar Rate Loan Option.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our financial condition and results of operations.

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

●	our estimate of headcount requirements and our ability to manage attrition;
●	efficiency in scheduling projects and our ability to minimize downtime between project assignments; and
●	productivity.

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct, failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

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

Our 134 locations are located in 28 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 6.2% of our revenue for the year ended December 31, 2019 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

Past and future environmental, safety and health regulations could impose significant additional costs on us that could reduce our profits.

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. Additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of our licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. Additionally, industries in which our customers or potential customers operate may be affected by new or changing environmental, safety, health or other regulatory requirements, leading to decreased demand for our services and potentially impacting our business, financial condition, results of operations, cash flows and ability to grow.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase revenue growth.

The growth that we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced in the past severe constriction in the markets in which we operate and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure during a particular economic cycle may result in our incurring costs that affect our profitability. If our business resources become strained or over-burdensome, our earnings may be adversely affected, and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor, managerial or other resources, which could also adversely affect our earnings and our ability to increase revenue growth.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from quarter to quarter. Moreover, our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

●	curtailment of services;
●	suspension of operations;
●	inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;
●	injuries or fatalities;
●	weather-related damage to our facilities;
●	disruption of information systems;
●	inability to receive machinery, equipment and materials at jobsites; and
●	loss of productivity.

Future climate change could adversely affect us.

Climate change may create physical and financial risk to our business. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact us. We typically negotiate contract language where we are granted certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available to us pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity and could also negatively affect our reputation in the marketplace.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could damage or destroy our facilities, reducing our operational production capacity and potentially requiring us to repair or replace our facilities at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial condition and results of operations.

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

As a result of policy changes of the U.S. presidential administration and current U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government is pursuing a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. As such, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may suffer losses.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Annual Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) quarterly fluctuations in our operating results; (iv) changes in securities analysts’ estimates of our financial performance or that of our competitors or companies in our industry generally; (v) general conditions in our customers’ industries; (vi) general conditions in the securities markets; (vii) our announcements of significant contracts, milestones, acquisitions; (viii) our relationship with other companies; (ix) our investors’ view of the sectors and markets in which we operate; and (x) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of that legislation, it is unclear what the impact of the Affordable Care Act, its amendment thereof, or its potential repeal or replacement will have on our financial position or results of operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2019, we owned 15 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 28 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

Brian Lane, age 62, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience included serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 55, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President for Region 5. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Julie S. Shaeff, age 54, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate

Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Laura F. Howell, age 32, has served as Vice President and General Counsel for the Company since January 2019. Prior to her current position, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terry A. Young, age 57, has served as Senior Vice President of Service for the Company since January 2019. Prior to his current position, Mr. Young served as a Regional Vice President of Service for the Company from June 2013 to December 2018 and as Director of Business Development from May 2011 to June 2013. Mr. Young joined the Company after working in various Executive GM and VP positions in Asia Pacific and North American organizations, including Triple M Mechanical, Daikin (formerly McQuay International) and the Trane Company. He has spent more than 35 years in the commercial HVAC construction and services industry in various roles including technical, engineering, business development, project and strategic activities. Mr. Young has 6Sigma & PMI certifications and is a graduate of the TAFE College of New South Wales, Australia where he completed studies in F&M Engineering.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the reported high and low sales prices of our Common Stock for the quarters indicated as traded at the New York Stock Exchange. Our Common Stock is traded under the symbol FIX:

			Cash
			Dividends
	High	Low	Declared
Fourth Quarter, 2019	$53.29	$41.32	$0.100
Third Quarter, 2019	$53.66	$36.27	$0.100
Second Quarter, 2019	$58.21	$46.85	$0.100
First Quarter, 2019	$55.41	$42.82	$0.095
Fourth Quarter, 2018	$59.20	$41.30	$0.090
Third Quarter, 2018	$58.35	$46.25	$0.085
Second Quarter, 2018	$48.60	$40.15	$0.080
First Quarter, 2018	$44.45	$39.85	$0.075

As of February 21, 2020, there were approximately 329 stockholders of record of our Common Stock, and the last reported sale price on that date was $48.85 per share.

We expect to continue paying cash dividends quarterly, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, our credit agreement may limit the amount of dividends we can pay at any time that our Total Leverage Ratio exceeds 2.00 to 1.00.

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of December 31, 2019, we have repurchased a cumulative total of 8.6 million shares at an average price of $17.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2019, we repurchased 0.4 million shares for approximately $19.6 million at an average price of $45.58 per share.

During the year ended December 31, 2019, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	24,000	$43.28	8,222,427	560,982
February 1 - February 28	—	$—	8,222,427	560,982
March 1 - March 31	43,394	$52.58	8,265,821	517,588
April 1 - April 30	—	$—	8,265,821	517,588
May 1 - May 31	59,267	$49.21	8,325,088	458,321
June 1 - June 30	34,201	$48.54	8,359,289	424,120
July 1 - July 31	29,000	$43.16	8,388,289	395,120
August 1 - August 31	141,957	$39.97	8,530,246	253,163
September 1 - September 30	12,923	$38.19	8,543,169	240,240
October 1 - October 31	—	$—	8,543,169	240,240
November 1 - November 30	23,250	$50.98	8,566,419	981,750
December 1 - December 31	60,948	$50.01	8,627,367	920,802
	428,940	$45.58	8,627,367	920,802
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 9.5 million shares have been approved for repurchase.

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

ITEM 6. Selected Financial Data

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$2,615,277	$2,182,879	$1,787,922	$1,634,340	$1,580,519
Operating income (1)	$163,639	$150,238	$99,260	$101,569	$90,044
Income from continuing operations	$114,324	$112,903	$55,272	$64,896	$57,440
Net income including noncontrolling interests	$114,324	$112,903	$55,272	$64,896	$57,440
Net income attributable to Comfort Systems USA, Inc.	$114,324	$112,903	$55,272	$64,896	$49,364
Income per share attributable to Comfort Systems USA, Inc.:
Basic—
Income from continuing operations	$3.10	$3.03	$1.48	$1.74	$1.32
Diluted—
Income from continuing operations	$3.08	$3.00	$1.47	$1.72	$1.30
Cash dividends per share	$0.395	$0.330	$0.295	$0.275	$0.250
BALANCE SHEET DATA:
Working capital	$182,187	$142,642	$115,629	$98,276	$118,882
Total assets (2)	$1,505,012	$1,062,564	$881,120	$708,903	$691,594
Total debt, net	$226,135	$76,918	$60,539	$2,811	$11,507
Total stockholders’ equity	$585,304	$498,047	$417,945	$376,633	$365,005
Total Comfort Systems USA, Inc. stockholders’ equity	$585,304	$498,047	$417,945	$376,633	$346,721
(1)	Included in operating income is a goodwill impairment charge of $1.1 million for 2017. There were no goodwill impairment charges for 2019, 2018, 2016 or 2015.
(2)	The impact of adoption of the new lease accounting standard is reflected in total assets in 2019.

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

Approximately 85.1% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of December 31, 2019, we had 5,495 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $822,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $3.84 billion of aggregate contract value as of December 31, 2019, or approximately 85%, out of a total contract value for all projects in progress of $4.52 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2019, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,734	$674.3
$1 million - $5 million	580	1,266.5
$5 million - $10 million	95	691.0
$10 million - $15 million	38	472.5
Greater than $15 million	48	1,413.0
Total	5,495	$4,517.3

In addition to project work, approximately 14.9% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the five-year period from 2015 to 2019, there was an increase in overall activity levels, and we currently expect that activity will continue at strong levels in 2020.

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-one calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors respond cautiously to improved market conditions. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2020 will be on execution and cost control, but we are seeking growth based on our belief that industry conditions will continue to be strong in the near term. We believe that activity levels will permit us to continue to earn solid profits while preserving and developing our workforce. We continue to focus on project qualification, estimating, pricing and management, and we are investing in growth and improved performance.

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

As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for doubtful accounts receivable, accounting for leases, the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Percentage of Completion Method of Accounting

Approximately 85.1% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2019. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value-added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtainment or fulfillment costs on our Balance Sheet and did not incur any impairment loss on such costs in the current year.

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in our Statement of Operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Balance Sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our Balance Sheet under the caption “Billings in excess of costs and estimated earnings.”

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2019.

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

Accounting for Leases

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Lease (Topic 842). For additional information on the new standard and the impact on our results of operations, refer to our Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements.

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

The lease terms generally range from three to ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

Accounting for Self-Insurance Liabilities

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer-developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly.

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

We perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We perform a goodwill impairment review for each of our operating units, as we have determined that each of our operating units are reporting units.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2019		2018		2017
Revenue	$2,615,277	100.0%	$2,182,879	100.0%	$1,787,922	100.0%
Cost of services	2,113,334	80.8%	1,736,600	79.6%	1,421,641	79.5%
Gross profit	501,943	19.2%	446,279	20.4%	366,281	20.5%
Selling, general and administrative expenses	340,005	13.0%	296,986	13.6%	266,586	14.9%
Goodwill impairment	—	—	—	—	1,105	0.1%
Gain on sale of assets	(1,701)	(0.1)%	(945)	—	(670)	—
Operating income	163,639	6.3%	150,238	6.9%	99,260	5.6%
Interest income	224	—	73	—	70	—
Interest expense	(9,317)	(0.4)%	(3,710)	(0.2)%	(3,156)	(0.2)%
Changes in the fair value of contingent earn-out obligations	(2,991)	(0.1)%	(2,066)	(0.1)%	3,715	0.2%
Other income (expense)	187	—	4,141	0.2%	1,049	0.1%
Income before income taxes	151,742	5.8%	148,676	6.8%	100,938	5.6%
Provision for income taxes	37,418		35,773		45,666
Net income	$114,324		$112,903		$55,272

2019 Compared to 2018

We had 36 operating locations as of December 31, 2018. In the first quarter of 2019, we combined two operating locations into one. In the second quarter of 2019, we completed the acquisition of Walker TX Holding Company, LLC and each of its wholly owned subsidiaries (collectively “Walker”), which reports as a separate operating location. In the third quarter of 2019, we sold the majority of the assets and ongoing business of our California operation. As of December 31, 2019, we had 35 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2019 to 2018, as described below, excludes six months of results for the Indiana acquisition, which was acquired in July 2018, as well as nine months of results for Walker, which was acquired April 1, 2019. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in,” with existing operations.

Revenue—Revenue increased $432.4 million, or 19.8% to $2.62 billion in 2019 compared to 2018. The increase included a 18.2% increase related to the Indiana and Walker acquisitions and a 1.6% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2019		2018
Revenue:
Mechanical Services	$2,251,560	86.1%	$2,176,223	99.7%
Electrical Services	363,717	13.9%	6,656	0.3%
Total	$2,615,277	100.0%	$2,182,879	100.0%

Revenue for our mechanical services segment increased $75.3 million, or 3.5%, to $2.3 billion in 2019 compared to 2018. Of this increase, $53.6 million was attributable to the Indiana acquisition. The same-store revenue increase included an increase in new construction projects in the education and healthcare sectors at one of our Texas operations ($24.7 million) and one of our Virginia operations ($21.2 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($13.9 million).

Revenue for our electrical services segment increased $357.1 million to $363.7 million in 2019 compared to 2018. The increase related to the acquisition of Walker in April 2019 as well as a smaller acquisition completed in the third quarter of 2018.

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

Backlog as of December 31, 2019 was $1.60 billion, a 0.4% decrease from September 30, 2019 backlog of $1.61 billion and a 37.4% increase from December 31, 2018 backlog of $1.17 billion. Sequential backlog decreased primarily due to completion of project work at Walker ($38.9 million), our Wisconsin operation ($11.1 million) and our New Hampshire operation ($10.1 million), partially offset by increased project bookings at one of our Florida operations ($30.2 million) and our Colorado operation ($26.2 million). The year-over-year backlog increase included the Walker acquisition ($240.3 million or 20.6%). Same-store backlog increased 16.8% primarily due to increased project bookings at two of our Florida operations ($78.2 million), one of our Tennessee operations ($34.4 million), our North Carolina operation ($32.2 million) and our Colorado operation ($30.0 million).

Gross Profit—Gross profit increased $55.7 million, or 12.5%, to $501.9 million in 2019 as compared to 2018. The increase included a $37.2 million, or 8.3%, increase related to the Indiana and Walker acquisitions and an $18.4 million, or 4.2%, increase on a same-store basis. The same-store increase in gross profit was primarily due to increased volumes at one of our Virginia operations ($7.5 million) and one of our Florida operations ($7.4 million), as well as improvement in project execution at our New Hampshire operation ($5.4 million). Gross profit in 2019 also benefited from a $3.2 million reduction of Cost of Services expense recorded in the fourth quarter of 2019 as a result of insurance proceeds received related to recoverable costs that were primarily incurred prior to the fourth quarter of 2019. The increase in gross profit was partially offset by decreased volumes at our Wisconsin operation ($6.7 million). As a percentage of revenue, gross profit decreased from 20.4% in 2018 to 19.2% in 2019 primarily due to the factors discussed above and lower margins on the Walker acquisition, including backlog amortization of $3.6 million in 2019.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $43.0 million, or 14.5%, to $340.0 million for 2019 as compared to 2018. On a same-store basis, excluding amortization expense, SG&A increased $10.5 million, or 3.7%. This increase is primarily due to the increase in revenue compared to the prior year period, investments made in personnel due to the growth we have experienced in recent years ($6.2 million), and an increase in professional fees in 2019 ($2.5 million, of which approximately $1.3 million relates to tax planning costs). SG&A in 2019 also benefited from a $1.6 million reduction of expense recorded in the fourth quarter of 2019 as a result of insurance proceeds received related to recoverable costs that were primarily incurred prior to the fourth quarter of 2019. Amortization expense increased $5.3 million during the period primarily as a result of the Walker and Indiana acquisitions. As a percentage of revenue, SG&A decreased from 13.6% in 2018 to 13.0% in 2019 due to the factors discussed above as well as a lower SG&A percentage of revenue at Walker, which was acquired in April 2019.

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

	Year Ended
	December 31,
	2019	2018
	(in thousands)
SG&A	$340,005	$296,986
Less: SG&A from companies acquired	(27,217)	—
Less: Amortization expense	(22,654)	(17,307)
Same-store SG&A, excluding amortization expense	$290,134	$279,679

Interest Expense—Interest expense increased $5.6 million, or 151.1%, in 2019. The increase reflects the increased borrowings on the revolving credit facility and notes to former owners as a result of our recent acquisitions, including Walker.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations increased $0.9 million in 2019 compared to 2018. This increase in expense was primarily driven by higher than previously projected earnings from BCH, which increased the value of the earn-out.

Other Income—Other income decreased $4.0 million, or 95.5% in 2019 as compared to 2018. In April 2018, we entered into settlement agreements with British Petroleum (“BP”) related to two claims from one of our subsidiaries regarding the April 2010 BP Deepwater Horizon oil spill. We recorded a gain of $4.0 million in the second quarter of 2018 as a result of these settlements. We do not have any remaining subsidiaries with outstanding claims against BP related to this matter.

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

Our effective tax rate for 2019 was 24.7%, as compared to 24.1% in 2018. The effective rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.4%), partially offset by benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (1.5%) and deductions for stock-based compensation (0.5%). The effective rate for 2018 was higher than the 21% federal statutory rate primarily due to net state income taxes (5.0%) and nondeductible expenses (1.3%), partially offset by a decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application (1.9%) and deductions for stock-based compensation (0.9%). Refer to Note 9 in the Consolidated Financial Statements for a reconciliation of the federal statutory rate to the effective tax rate reflected in our financial statements.

The increase in the effective tax rate from 2018 to 2019 was primarily due to the nonrecurring benefit from the decrease in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application and smaller deductions for stock-based compensation, partially offset by benefits from the filing, and expected filing, of amended returns to claim the 179D deduction allocated to us.

We currently estimate our future effective tax rates will be between 25% and 30%. However, our effective tax rate in 2020 could be on the low end of this range due to the recent extension of the 179D deduction through 2020 under the Taxpayer Certainty and Disaster Tax Relief Act of 2019.

2018 Compared to 2017

For a discussion of the period-to-period comparison of 2018 to 2017, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2018 Compared to 2017” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Outlook

Industry conditions improved during the four-year period from 2015 to 2019 and we currently expect that strong activity will continue during 2020. Our emphasis for 2020 will be on productivity, efficient project performance, labor force development, and investing in growth, particularly in modular construction, service and small projects. Based on our backlog, and in light of economic conditions, we are optimistic that revenue and net earnings in 2020 will continue at the favorable levels that we have experienced since the start of 2018.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$142,028	$147,190	$114,090
Investing activities	(224,450)	(95,710)	(128,968)
Financing activities	87,590	(42,402)	19,346
Net increase (decrease) in cash and cash equivalents	$5,168	$9,078	$4,468
Free cash flow:
Cash provided by operating activities	$142,028	$147,190	$114,090
Purchases of property and equipment	(31,750)	(27,268)	(35,467)
Proceeds from sales of property and equipment	2,159	1,698	1,359
Free cash flow	$112,437	$121,620	$79,982

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

2019 Compared to 2018

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

We generated $142.0 million of cash flow from operating activities during 2019 compared with $147.2 million during 2018. The $5.2 million decrease was primarily driven by a $16.8 million change in accounts payable and accrued liabilities, a $16.0 million change in prepaid expenses and other current assets, and a $12.4 million change in costs in billings in excess of costs driven by timing of billings and various project work. These decreases were partially offset by a $19.1 million change in accounts receivable, net and a $10.1 million change in change in costs in excess of billings driven by timing of customer billings and payments.

Cash Used in Investing Activities—Cash used in investing activities was $224.5 million for 2019 compared to $95.7 million during 2018. The $128.8 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions, including the Walker acquisition ($193.7 million).

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $87.6 million for 2019 compared to cash used in financing activities of $42.4 million during 2018. The $130.0 million increase in cash provided is primarily due to $123.0 million more in net proceeds from the senior credit facility compared to the prior year, primarily to fund the Walker acquisition.

2018 Compared to 2017

For a discussion of the period-to-period comparison of 2018 to 2017, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2018 Compared to 2017” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of December 31, 2019, we have repurchased a cumulative total of 8.6 million shares at an average price of $17.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2019, we repurchased 0.4 million shares for approximately $19.6 million at an average price of $45.58 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility also provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2019, we had $150.0 million principal outstanding on the term loan, $28.0 million of outstanding borrowings, $40.9 million in letters of credit outstanding and $381.1 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 3.2% as of December 31, 2019. The weighted average interest rate applicable to the term loan was approximately 3.3% as of December 31, 2019.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to “Credit Facility Adjusted EBITDA,” which shall mean Consolidated EBITDA as such term is defined in the credit agreement.

Commitment fees are payable on the portion of the revolving loan capacity not in use for borrowings or letters of credit at any given time. These fees range from 0.20%-0.35% per annum, based on the ratio of Consolidated Total Indebtedness to Credit Facility Adjusted EBITDA.

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense on notes to former owners	$1,531	$642	$365
Interest expense on borrowings and unused commitment fees	6,887	2,211	1,862
Letter of credit fees	512	474	553
Amortization of debt financing costs	387	383	376
Total	$9,317	$3,710	$3,156

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2019 (in thousands):

Net income	$114,324
Provision for income taxes	37,418
Interest expense, net	9,093
Depreciation and amortization expense	51,572
Stock-based compensation	5,878
Pre-acquisition results of acquired companies, as defined under the Facility	1,404
Credit Facility Adjusted EBITDA	$219,689

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of December 31, 2019 was 1.0.

Fixed Charge Coverage Ratio— The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2019 was 11.3.

Other Restrictions— The Facility permits acquisitions of up to $5.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $10.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.50 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2019.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $48.5 million as of December 31, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of December 31, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of December 31, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with four immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.2 million as of December 31, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.9% - 3.5%. The principal amounts are due between May 2020 – July 2021.

Outlook

We have generated positive net free cash flow for the last twenty-one calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements and Other Commitments

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our Balance Sheets, such as obligations involving letters of credit and surety guarantees.

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

Under standard terms in the surety market, sureties issue bonds on a project-by-project basis, and can decline to issue bonds at any time. Historically, approximately 15% to 25% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in our sureties’ assessment of our operating and financial risk could cause our sureties to decline to issue bonds for our work. If that were to occur, our alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

Contractual Obligations

The following recaps the future maturities of our contractual obligations as of December 31, 2019 (in thousands):

	Twelve Months Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$—	$28,000	$28,000
Term loan	7,500	7,500	15,000	15,000	22,500	82,500	150,000
Notes to former owners	13,317	10,166	12,500	12,500	—	—	48,483
Interest payable	7,247	6,614	5,802	4,807	4,094	60	28,624
Operating lease obligations	17,124	15,096	12,873	10,797	9,222	36,954	102,066
Total	$45,188	$39,376	$46,175	$43,104	$35,816	$147,514	$357,173

As discussed in Note 9 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2019 is $10.2 million of unrecognized tax benefits. We believe it is reasonably possible that a decrease of up to $10.2 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

As of December 31, 2019, we also have $40.9 million in letter of credit commitments, of which $22.4 million will expire in 2020 and $18.5 million will expire in 2021. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in 2020, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

We have exposure to changes in interest rates under our revolving credit facility and term loan. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2019:

	Twelve Months Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Fixed Rate Debt	$13,317	$10,166	$12,500	$12,500	$—	$—	$48,483
Average Interest Rate	3.6%	3.7%	4.0%	4.0%	—	—	3.8%
Variable Rate Debt	$7,500	$7,500	$15,000	$15,000	$22,500	$110,500	$178,000

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 3.2% as of December 31, 2019. The weighted average interest rate applicable to the term loan was approximately 3.3% as of December 31, 2019.

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current year, on those assets required to be measured at fair value on a nonrecurring basis.

The valuation of the Company’s contingent earn-out payments is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payment, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

ITEM 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 Leases

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition using percentage of completion method
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements for fixed price agreements, the Company uses the percentage of completion (POC) method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. These estimates are subject to considerable judgment and could be impacted by changes in labor, materials/equipment, and subcontractor costs.

Auditing management’s estimates of total contract costs was challenging due to significant judgments made by management with respect to labor, materials/equipment and subcontractor costs as future results may vary significantly from past estimates due to changes in facts and circumstances as the project progresses to completion.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the contract estimated cost at completion process. For example, we tested controls over management’s review of cost estimates for significant inputs such as labor, materials/equipment and subcontractor costs.

To test the Company’s contract cost estimates, our audit procedures included, among others, for a sample of contracts, reviewing the contracts, conducting interviews with and reviewing questionnaires completed by project personnel; assessing blended labor rates included in actual costs to date as compared to blended labor rates used in the estimate to complete the project, agreeing estimated labor, materials/equipment and subcontractor costs to supporting documentation, sending independent confirmations to customers; and performing lookback analyses comparing gross margin over the life of the project to assess management’s ability to estimate.

Accounting for acquisition of Walker TX Holding Company, LLC
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, on April 1, 2019, the Company completed its acquisition of Walker TX Holding Company, LLC and each of its wholly-owned subsidiaries (Walker) for consideration of $235.4 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Walker was complex due to the significant estimation uncertainty in determining the fair value of intangible assets and liabilities which principally consisted of contingent consideration, customer relationships and trademarks of $19.5 million, $53.0 million and $32.6 million, respectively. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying assumptions about the future performance of Walker. The significant assumptions used to estimate the fair value of the acquired intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates and operating margins). The significant assumptions used to estimate the fair value of contingent consideration included the discount rate, volatility and forecasted results (e.g. revenue growth rates and EBITDA margins). These significant assumptions are forward-looking and could be affected by future economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the purchase accounting process. For example, we tested the Company's controls over the recognition and measurement of consideration transferred (including contingent consideration) and intangible assets, including the valuation models and significant assumptions used to develop such estimates.

To test the fair value of contingent consideration and intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodologies, involving our valuation specialists to assist in testing the significant assumptions described above used to develop the prospective financial information and assessing the application of the valuation methodologies, and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current economic trends, historical results of the Company’s business and other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the contingent consideration and intangible assets resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comfort Systems USA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 26, 2020

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,788	$45,620
Billed accounts receivable, less allowance for doubtful accounts of $6,907 and $5,898, respectively	619,037	481,366
Unbilled accounts receivable	55,542	37,180
Other receivables	37,632	16,361
Inventories	10,053	12,416
Prepaid expenses and other	14,396	6,544
Costs and estimated earnings in excess of billings	2,736	10,213
Total current assets	790,184	609,700
PROPERTY AND EQUIPMENT, NET	109,796	99,618
LEASE RIGHT-OF-USE ASSET	84,073	—
GOODWILL	332,447	235,182
IDENTIFIABLE INTANGIBLE ASSETS, NET	159,974	95,275
DEFERRED TAX ASSETS	21,923	17,634
OTHER NONCURRENT ASSETS	6,615	5,155
Total assets	$1,505,012	$1,062,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,817	$3,279
Accounts payable	196,195	176,167
Accrued compensation and benefits	102,891	87,388
Billings in excess of costs and estimated earnings	166,918	130,986
Accrued self-insurance	39,546	36,386
Other current liabilities	81,630	32,852
Total current liabilities	607,997	467,058
LONG-TERM DEBT, NET	205,318	73,639
LEASE LIABILITIES	72,697	—
DEFERRED TAX LIABILITIES	1,425	1,387
OTHER LONG-TERM LIABILITIES	32,271	22,433
Total liabilities	919,708	564,517
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,465,448 and 4,229,653 shares, respectively	(103,960)	(87,747)
Additional paid-in capital	320,168	316,479
Retained earnings	368,685	268,904
Total stockholders’ equity	585,304	498,047
Total liabilities and stockholders’ equity	$1,505,012	$1,062,564

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018	2017
REVENUE	$2,615,277	$2,182,879	$1,787,922
COST OF SERVICES	2,113,334	1,736,600	1,421,641
Gross profit	501,943	446,279	366,281
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	340,005	296,986	266,586
GOODWILL IMPAIRMENT	—	—	1,105
GAIN ON SALE OF ASSETS	(1,701)	(945)	(670)
Operating income	163,639	150,238	99,260
OTHER INCOME (EXPENSE):
Interest income	224	73	70
Interest expense	(9,317)	(3,710)	(3,156)
Changes in the fair value of contingent earn-out obligations	(2,991)	(2,066)	3,715
Other	187	4,141	1,049
Other income (expense)	(11,897)	(1,562)	1,678
INCOME BEFORE INCOME TAXES	151,742	148,676	100,938
PROVISION FOR INCOME TAXES	37,418	35,773	45,666
NET INCOME	$114,324	$112,903	$55,272

INCOME PER SHARE:
Basic	$3.10	$3.03	$1.48
Diluted	$3.08	$3.00	$1.47

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,854	37,202	37,239
Diluted	37,131	37,592	37,672
DIVIDENDS PER SHARE	$0.395	$0.330	$0.295

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2016	41,123,365	$411	(3,914,251)	$(57,387)	$309,625	$123,984	$376,633
Net income	—	—	—	—	—	55,272	55,272
Issuance of Stock:
Issuance of shares for options exercised	—	—	145,746	2,257	(205)	—	2,052
Issuance of restricted stock & performance stock	—	—	134,646	2,037	(421)	—	1,616
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(39,335)	(1,419)	—	—	(1,419)
Stock-based compensation	—	—	—	—	3,785	—	3,785
Dividends	—	—	—	—	—	(10,987)	(10,987)
Share repurchase	—	—	(263,097)	(9,007)	—	—	(9,007)
BALANCE AT DECEMBER 31, 2017	41,123,365	411	(3,936,291)	(63,519)	312,784	168,269	417,945
Net income	—	—	—	—	—	112,903	112,903
Issuance of Stock:
Issuance of shares for options exercised	—	—	206,875	3,618	(513)	—	3,105
Issuance of restricted stock & performance stock	—	—	129,569	2,227	(4)	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(36,967)	(1,540)	—	—	(1,540)
Stock-based compensation	—	—	—	—	4,212	—	4,212
Dividends	—	—	—	—	—	(12,268)	(12,268)
Share repurchase	—	—	(592,839)	(28,533)	—	—	(28,533)
BALANCE AT DECEMBER 31, 2018	41,123,365	411	(4,229,653)	(87,747)	316,479	268,904	498,047
Net income	—	—	—	—	—	114,324	114,324
Issuance of Stock:
Issuance of shares for options exercised	—	—	114,125	2,532	(182)	—	2,350
Issuance of restricted stock & performance stock	—	—	107,606	2,303	(297)	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(28,586)	(1,498)	—	—	(1,498)
Stock-based compensation	—	—	—	—	4,168	—	4,168
Dividends	—	—	—	—	—	(14,543)	(14,543)
Share repurchase	—	—	(428,940)	(19,550)	—	—	(19,550)
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,324	$112,903	$55,272
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	27,082	20,089	17,404
Depreciation expense	24,490	22,600	20,052
Change in right-of-use assets	16,887	—	—
Goodwill impairment	—	—	1,105
Bad debt expense	2,978	3,562	182
Deferred tax provision (benefit)	(4,251)	4,456	4,178
Amortization of debt financing costs	387	383	376
Gain on sale of assets	(1,701)	(945)	(670)
Changes in the fair value of contingent earn-out obligations	2,991	2,066	(3,715)
Stock-based compensation	5,878	7,161	6,377
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(49,508)	(68,621)	(37,799)
Inventories	2,366	(1,538)	(584)
Prepaid expenses and other current assets	(15,519)	519	2,467
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(4,312)	(14,444)	1,869
Other noncurrent assets	(735)	(114)	1,005
Increase (decrease) in—
Accounts payable and accrued liabilities	31,046	47,871	22,068
Billings in excess of costs and estimated earnings	4,376	16,786	13,265
Other long-term liabilities	(14,751)	(5,544)	11,238
Net cash provided by operating activities	142,028	147,190	114,090
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,750)	(27,268)	(35,467)
Proceeds from sales of property and equipment	2,159	1,698	1,359
Proceeds from sale of business	1,611	—	—
Cash paid for acquisitions, net of cash acquired	(196,470)	(70,140)	(94,860)
Net cash used in investing activities	(224,450)	(95,710)	(128,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	356,000	124,000	177,000
Payments on revolving line of credit	(228,000)	(119,000)	(132,000)
Payments on other debt	(3,784)	(1,127)	(835)
Payments on capital lease obligations	—	—	(256)
Debt financing costs	(1,405)	(844)	—
Payments of dividends to stockholders	(14,543)	(12,268)	(10,987)
Share repurchase	(19,550)	(28,533)	(9,007)
Shares received in lieu of tax withholding	(1,498)	(1,540)	(1,419)
Proceeds from exercise of options	2,350	3,105	2,052
Deferred acquisition payments	(637)	(750)	(2,802)
Payments for contingent consideration arrangements	(1,343)	(5,445)	(2,400)
Net cash provided by (used in) financing activities	87,590	(42,402)	19,346
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,168	9,078	4,468
CASH AND CASH EQUIVALENTS, beginning of period	45,620	36,542	32,074
CASH AND CASH EQUIVALENTS, end of period	$50,788	$45,620	$36,542

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 45.9% of our consolidated 2019 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 54.1% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or “the Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2019	2018	2017
Interest	$8,817	$3,743	$2,832
Income taxes	$45,288	$33,401	$38,144

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the Balance Sheet using a method referred to as the right-of-use (“ROU”) asset approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Full retrospective application is prohibited. We adopted ASU No. 2016-02, “Leases (Topic 842)”, on January 1, 2019, using the transition method allowed by ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” in which lessees apply the new lease standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the practical expedient allowing us to not include leases with an initial term of 12 months or less on the Balance Sheet. Furthermore, we elected to apply the practical expedient allowing an entity to forgo reassessing (1) whether expired or existing contracts contain a lease, (2) classification of expired or existing leases, and (3) whether capitalized costs associated with expired or existing leases should be classified as “initial direct costs” under Topic 842. The adoption of ASU 2016-02 did not have a significant impact to our Statement of Operations or Cash Flows. The adoption of ASU 2016-02 resulted in the recording of right-of-use asset and lease liabilities of $75.9 million on our Balance Sheet as of January 1, 2019 but did not result in a cumulative-effect adjustment to retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The standard requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. The standard will require us to accrue higher credit losses on financial assets compared to the current guidance on various items, such as contract assets and current receivables. We are still completing our evaluation of the impact of this authoritative guidance on our consolidated financial statements, but expect that it will increase our allowances for credit losses upon adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. Early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Sales-based taxes are excluded from revenue.

We provide mechanical and electrical contracting services. Our mechanical segment principally includes HVAC, plumbing, piping and controls, as well as off‑site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred marked up at an agreed upon percentage.

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

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtainment or fulfillment costs on our Balance Sheet and did not incur any impairment loss on such costs in the current year.

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in our Statement of Operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Balance Sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our Balance Sheet under the caption “Billings in excess of costs and estimated earnings.”

Contracts in progress are as follows (in thousands):

	December 31,
	2019	2018
Costs incurred on contracts in progress	$2,518,581	$1,574,460
Estimated earnings, net of losses	405,891	300,514
Less—Billings to date	(3,033,112)	(1,958,567)
Less—Unbilled accounts receivable	(55,542)	(37,180)
	$(164,182)	$(120,773)

Costs and estimated earnings in excess of billings	$2,736	$10,213
Billings in excess of costs and estimated earnings	(166,918)	(130,986)
	$(164,182)	$(120,773)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2019 and 2018 were $111.7 million and $80.8 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2019 and 2018 included $15.8 million and $13.7 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2019.

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

In our mechanical segment, for a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. Similar to jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services.

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

Based on this analysis, any adjustments to revenue, cost of services, and the related impact to operating income are recognized as necessary in the quarter when they become known. These adjustments may result from positive program performance if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities and may result in an increase in operating income during the performance of individual performance obligations. Likewise, if we determine we will not be successful in mitigating these risks or realizing related opportunities, these adjustments may result in a decrease in operating income. Changes in estimates of revenue, cost of services and the related impact to operating income are recognized quarterly on a cumulative catchup basis, meaning we recognize in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. For projects in which estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Prior to implementing ASC 606 on January 1, 2018, our methods for recognizing revenue were very similar to our current method under ASC 606.  We used the actual cost as a percent of total expected cost at completion to estimate our percentage complete on fixed price jobs, a mark-up of costs for jobs in which revenue was based on time and materials incurred and elapsed time for those service maintenance contracts in which the full cost to provide the services cannot be reasonably estimated. Furthermore, our process for allocating transaction price to performance obligations is also substantially similar to prior years when, in most cases, a contract is one performance obligation.  In those cases in which a contract is determined to have more than one performance obligation, the contract price is allocated to each performance obligation based on its standalone sales price.

During the years ended December 31, 2018 and December 31, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2019 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 14 – Segment Information for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and contract type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Year Ended December 31,
Revenue by Service Provided	2019		2018		2017
Mechanical Services	$2,251,560	86.1%	$2,176,223	99.7%	$1,787,922	100.0%
Electrical Services	363,717	13.9%	6,656	0.3%	—	—
Total	$2,615,277	100.0%	$2,182,879	100.0%	$1,787,922	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2019		2018		2017
Industrial	$886,668	33.9%	$596,557	27.3%	$395,362	22.1%
Education	412,318	15.8%	391,937	18.0%	351,808	19.7%
Office Buildings	348,640	13.3%	288,090	13.2%	248,604	13.9%
Healthcare	358,155	13.7%	319,958	14.7%	224,643	12.6%
Government	162,507	6.2%	143,958	6.6%	140,843	7.9%
Retail, Restaurants and Entertainment	248,083	9.5%	225,348	10.3%	223,593	12.5%
Multi-Family and Residential	104,693	4.0%	136,075	6.2%	116,844	6.5%
Other	94,213	3.6%	80,956	3.7%	86,225	4.8%
Total	$2,615,277	100.0%	$2,182,879	100.0%	$1,787,922	100.0%

	Year Ended December 31,
Revenue by Activity Type	2019		2018		2017
New Construction	$1,201,122	45.9%	$829,978	38.0%	$684,687	38.3%
Existing Building Construction	793,159	30.3%	796,946	36.5%	580,737	32.4%
Service Projects	231,228	8.9%	206,506	9.5%	197,703	11.1%
Service Calls, Maintenance and Monitoring	389,768	14.9%	349,449	16.0%	324,795	18.2%
Total	$2,615,277	100.0%	$2,182,879	100.0%	$1,787,922	100.0%

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. We classify advance payments and billings in excess of revenue recognized as current. It is very unusual for us to have advanced payments with a term of greater than one year; therefore, our contract assets and liabilities are usually all current. If we have advanced payments with a term greater than one year, the noncurrent portion of advanced payments would be included in other long-term liabilities in our consolidated Balance Sheets.

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Year Ended December 31,
	2019		2018
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$10,213	$130,986	$30,116	$106,005
Change due to acquisitions / disposals	6,573	31,556	2,833	8,195
Change due to conditional versus unconditional	(14,050)	—	6,244	—
Reclassified to unbilled accounts receivable	—	—	(28,980)	—
Change in timing for performance obligation to be satisfied	—	4,376	—	16,786
Balance at end of period	$2,736	$166,918	$10,213	$130,986

During the years ended December 31, 2019 and 2018, we recognized revenue of $126.7 million and $97.6 million related to our contract liabilities at January 1, 2019 and January 1, 2018, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2019 and 2018.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.60 billion. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements.

We have adopted the practical expedient that allows us to not include service maintenance contracts less than one year, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $8.4 million in 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of December 31, 2019 was 3.9%. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the years ended December 31, 2019, 2018 and 2017 was $24.8 million, $23.4 million and $21.1 million respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, with renewal terms that can extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 8.1 years at December 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2019, 2018 and 2017 was approximately $3.7 million, $4.8 million and $4.8 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

December 31, 2019
Lease right-of-use assets	$84,073
Lease liabilities:
Other current liabilities	14,016
Long-term lease liabilities	72,697
Total lease liabilities	$86,713

The maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

Year ending December 31—
2020	$17,124
2021	15,096
2022	12,873
2023	10,797
2024	9,222
Thereafter	36,954
Total Lease Payments	102,066
Less—Present Value Discount	(15,353)
Present Value of Lease Liabilities	$86,713

The following table represents future minimum rental payments under noncancelable operating leases under ASC 840 as of December 31, 2018 (in thousands):

Year ending December 31—
2019	$13,503
2020	10,768
2021	9,449
2022	7,707
2023	6,402
Thereafter	28,328
$76,157

Supplemental information related to leases was as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$16,895
Lease right-of-use assets obtained in exchange for lease liabilities	$26,811

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

We perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We perform a goodwill impairment review for each of our operating units, as we have determined that each of our operating units are reporting units.

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

Contingent Assets and Liabilities—Assets and liabilities arising from contingencies are recognized at their acquisition date fair value when their respective fair values are determinable. Acquisition date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

Self-Insurance Liabilities

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer-developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. Our self-insurance arrangements are further discussed in Note 11 “Commitments and Contingencies.”

Warranty Costs

We typically warrant labor for the first year after installation on new MEP systems that we build and install, and we pass through to the customer manufacturers’ warranties on equipment. We generally warrant labor for thirty days after servicing existing MEP systems. A reserve for warranty costs is estimated and recorded based upon the historical level of warranty claims and management’s estimate of future costs.

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights in that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with our top customer representing 5% of consolidated 2019 revenue.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, life insurance policies, notes to former owners, a revolving credit facility and a term loan. We believe that the carrying values of these instruments on the accompanying Balance Sheets approximate their fair values.

Insurance Recovery

We recorded a $4.8 million gain in the fourth quarter of 2019 due to insurance proceeds we received in the fourth quarter related to the ransomware incident that occurred in April 2019. Approximately $1.6 million of the gain was recorded as a reduction in SG&A, and the remainder was recorded as a reduction in Cost of Services expense.  These proceeds related to recoverable costs that were primarily incurred prior to the fourth quarter in 2019. We do not expect any additional insurance proceeds or other recoveries related to the ransomware incident.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,788	$—	$—	$50,788
Life insurance—cash surrender value	$—	$3,905	$—	$3,905
Contingent earn-out obligations	$—	$—	$28,497	$28,497

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,620	$—	$—	$45,620
Life insurance—cash surrender value	$—	$3,252	$—	$3,252
Contingent earn-out obligations	$—	$—	$7,375	$7,375

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. The Company’s outstanding term loan held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s term loan is not publicly traded and the carrying amount approximates fair value as the loan accrues interest at a variable rate. The carrying value of our borrowings associated with the Revolving Credit Facility approximate its fair value due to the variable rate on such debt.

We have life insurance policies covering 65 employees with a combined face value of $50.6 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.9 million as of December 31, 2019 and $3.3 million as of December 31, 2018. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

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

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$7,375	$7,993
Issuances	19,500	4,366
Settlements	(1,369)	(7,050)
Adjustments to fair value	2,991	2,066
Balance at end of year	$28,497	$7,375

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, we recorded a goodwill impairment charge of $1.1 million based on Level 3 measurements. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis. See Note 5 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.

4. Acquisitions

Walker Acquisition

On April 1, 2019, we acquired all of the issued and outstanding equity interests of Walker TX Holding Company, LLC and each of its wholly owned subsidiaries (collectively “Walker”). Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas and operations throughout the state of Texas. As a result of the acquisition, Walker is a wholly owned subsidiary of the Company reported in our electrical services segment. Revenue attributable to Walker was $343.2 million for the nine months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$178,000
Advance to former owners	20,500
Working capital adjustment	(7,809)
Notes issued to former owners	25,000
Tax equalization payment	202
Estimated fair value of contingent earn-out payments	19,500
$235,393
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,850
Billed and unbilled accounts receivable	92,309
Other current assets	8,225
Other long-term assets	53
Property and equipment	4,970
Goodwill	96,686
Identifiable intangible assets	90,200
Lease right-of-use asset	9,195
Accounts payable	(20,220)
Accrued compensation and benefits	(974)
Billings in excess of costs and estimated earnings	(31,553)
Other current liabilities	(11,205)
Long-term lease liabilities	(7,143)
$235,393

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

The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a five year period, and the range of estimated milestone payments is from $1 million to $11 million (undiscounted). We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using a 10.2% discount rate, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Pro Forma Impact of the Acquisition

The following unaudited pro forma information presents the consolidated results of the Company and Walker for the twelve months ended December 31, 2019 and 2018, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2018, are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$2,703,638	$2,574,206
Pre-tax income	$152,136	$143,473

Pro forma pre-tax income in 2018 includes compensation expenses of approximately $9.6 million of Walker’s former owners under terms that are not included in their post-transaction employment agreements.

Other Acquisitions

In addition to the Walker acquisition, we completed one acquisition in the first quarter of 2019 and one acquisition in the second quarter of 2019 with a total preliminary purchase price of $2.6 million for the year ended December 31, 2019. We completed two acquisitions in the third quarter of 2018, three acquisitions in the second quarter of 2018 and two acquisitions in the first quarter of 2018, with a total purchase price of $96.4 million for the year ended December 31, 2018. One acquisition completed in the third quarter of 2018 reports as a separate operating location and the remainder were “tucked-in” with existing operations. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed pending the completion of the final valuation of intangible assets and accrued liabilities.

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

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2017	$200,584	$—	$200,584
Acquisitions and purchase price adjustments (See Note 4)	34,598	—	34,598
Impairment adjustment	—	—	—
Balance at December 31, 2018	235,182	—	235,182
Acquisitions and purchase price adjustments (See Note 4)	579	96,686	97,265
Impact of segment reorganization	(1,101)	1,101	—
Impairment adjustment	—	—	—
Balance at December 31, 2019	$234,660	$97,787	$332,447

The aggregate goodwill balance as of December 31, 2019 and 2018 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical services segment.

We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, “Summary of Significant Accounting Policies,” we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value.

During our annual impairment testing on October 1, 2019, we performed a quantitative assessment where the fair value of each reporting unit was estimated using a discounted cash flow model combined with a market valuation approach. We assigned a weighting of 50% to the discounted cash flow analysis and 50% to the public company approach for the year ended December 31, 2019. Based on this assessment, we concluded that the fair value of each of the reporting units was greater than its carrying value.

During 2018, we performed a qualitative assessment for each reporting unit, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required.

We recorded a goodwill impairment charge of $1.1 million during the first quarter of 2017. Based on changes to our market strategy that occurred in March 2017 related to our California reporting unit (which was subsequently sold in the third quarter of 2019), we reevaluated our projected future earnings for this operating location and determined that we could no longer support the related goodwill balance and therefore the goodwill associated with this location was fully impaired. The fair value was estimated using a discounted cash flow model. The annual impairment test did not identify any additional impairment for 2017.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

		December 31,
	Estimated	2019		2018
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$183,061	$(80,813)	$128,480	$(60,731)
Backlog	1 - 2	7,400	(6,388)	9,100	(8,260)
Tradenames	2 - 25	71,995	(15,281)	39,395	(12,709)
Total		$262,456	$(102,482)	$176,975	$(81,700)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $27.1 million, $20.1 million and $17.4 million, respectively.

At December 31, 2019, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2020	$23,246
2021	19,191
2022	16,545
2023	15,082
2024	13,732
Thereafter	72,178
Total	$159,974

6. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2019	2018
Land	—	$6,206	$5,702
Transportation equipment	1 - 7	106,972	98,898
Machinery and equipment	1 - 20	35,575	33,907
Computer and telephone equipment	1 - 10	20,744	20,179
Buildings and leasehold improvements	1 - 40	62,301	53,559
Furniture and fixtures	1 - 17	5,244	4,879
Construction in progress	—	2,123	1,715
		239,165	218,839
Less—Accumulated depreciation		(129,369)	(119,221)
Property and equipment, net		$109,796	$99,618

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $24.5 million, $22.6 million and $20.1 million, respectively.

7. Detail of Certain Balance Sheet Accounts

Activity in our allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$5,898	$3,400	$4,288
Bad debt expense (benefit)	2,978	3,562	182
Deductions for uncollectible receivables written off, net of recoveries	(3,924)	(1,304)	(1,829)
Allowance for doubtful accounts of acquired companies at date of acquisition	1,955	240	759
Balance at end of year	$6,907	$5,898	$3,400

Other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued warranty costs	$7,452	$6,453
Current lease liability	14,016	—
Accrued job losses	2,226	1,495
Accrued sales and use tax	2,938	2,685
Deferred revenue	5,506	5,233
Liabilities due to former owners	11,219	2,045
Other current liabilities	38,273	14,941
	$81,630	$32,852

8. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2019	2018
Revolving credit facility	$28,000	$50,000
Term loan	150,000	—
Notes to former owners	48,483	26,813
Other debt	—	105
Total principal amount	226,483	76,918
Less—unamortized debt issuance costs	(348)	—
Total debt, net of unamortized debt issuance costs	226,135	76,918
Less—current portion	(20,817)	(3,279)
Total long-term portion of debt, net	$205,318	$73,639

At December 31, 2019, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2020	$20,817
2021	17,666
2022	27,500
2023	27,500
2024	22,500
Thereafter	110,500
$226,483

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense on notes to former owners	$1,531	$642	$365
Interest expense on borrowings and unused commitment fees	6,887	2,211	1,862
Letter of credit fees	512	474	553
Amortization of debt financing costs	387	383	376
Total	$9,317	$3,710	$3,156

Revolving Credit Facility and Term Loan

On December 20, 2019, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $400.0 million to $600.0 million.  As amended, the Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility also provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2019, we had $150.0 million principal outstanding on the term loan, $28.0 million of outstanding borrowings on the revolving credit facility, $40.9 million in letters of credit outstanding and $381.1 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2019, the book value of these assets was approximately $58.2 million.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2019 (in thousands):

Net income	$114,324
Provision for income taxes	37,418
Interest expense, net	9,093
Depreciation and amortization expense	51,572
Stock-based compensation	5,878
Pre-acquisition results of acquired companies, as defined under the Facility	1,404
Credit Facility Adjusted EBITDA	$219,689

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of December 31, 2019 was 1.0.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2019 was 11.3.

Other Restrictions—The Facility permits acquisitions of up to $5.0 million per transaction, provided that the aggregate purchase price of such an acquisition and of acquisitions in the same fiscal year does not exceed $10.0 million. However, these limitations only apply when the Company’s Total Leverage Ratio is greater than 2.50 to 1.00.

While the Facility’s financial covenants do not specifically govern capacity under the Facility, if our debt level under the Facility at a quarter-end covenant compliance measurement date were to cause us to violate the Facility’s leverage ratio covenant, our borrowing capacity under the Facility and the favorable terms that we currently have could be negatively impacted by the lenders.

We were in compliance with all of our financial covenants as of December 31, 2019.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2019 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	2.05%
Wells Fargo Bank, N.A. Prime Rate	4.75%
One-month LIBOR plus 1.00%	2.76%
Eurodollar Rate Loan Option:
One-month LIBOR	1.76%
Six-month LIBOR	1.91%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 3.2% as of December 31, 2019. The weighted average interest rate applicable to the term loan was approximately 3.3% as of December 31, 2019.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $48.5 million as of December 31, 2019. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of December 31, 2019 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $14.3 million as of December 31, 2019 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in April 2020 and 2021. In conjunction with four immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $9.2 million as of December 31, 2019 that bear interest, payable quarterly, at stated interest rates ranging from 2.9% - 3.5%. The principal amounts are due between May 2020 – July 2021.

9. Income Taxes

Provision for Income Taxes

Our provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2019	2018	2017
Current tax provision—
Federal	$33,281	$22,728	$35,434
State and Puerto Rico	8,388	8,589	6,054
Total current	41,669	31,317	41,488
Deferred tax provision (benefit)—
Federal	(3,750)	4,347	5,391
State and Puerto Rico	(501)	109	(1,213)
Total deferred	(4,251)	4,456	4,178
Provision for income taxes	$37,418	$35,773	$45,666

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 resulted in effective tax rates on continuing operations of 24.7%, 24.1% and 45.2%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands):

	December 31,
	2019	2018	2017
Federal statutory rate of—	21%	21%	35%
Income taxes at the federal statutory rate	$31,866	$31,222	$35,328
Increases (decreases) resulting from—
Net state income taxes	6,644	7,470	2,838
Valuation allowances	(279)	(2,852)	91
Net unrecognized tax benefits	7,338	(15)	153
Nondeductible expenses	2,180	1,926	1,134
R&D tax credits	(4,569)	(2,726)	—
179D deduction	(5,126)	—	—
Net operating loss carryforwards	—	2,225	—
Stock-based compensation deductions	(714)	(1,293)	(1,320)
Domestic production activities deduction	—	—	(2,112)
Corporate tax rate reduction to 21%	—	—	9,478
Other	78	(184)	76
Provision for income taxes	$37,418	$35,773	$45,666

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

During 2018, we dissolved our Puerto Rican subsidiary and thus wrote-off the remaining $2.2 million of net operating loss (“NOL”) carryforwards and related valuation allowance. The dissolution of our Puerto Rican subsidiary did not have an impact on our 2018 effective tax rate.

For the year ended December 31, 2019, our provision for income taxes was reduced by $2.2 million due to benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the balance sheets are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets—
Accounts receivable and allowance for doubtful accounts	$1,660	$1,445
Stock-based compensation	2,561	2,538
Accrued liabilities and expenses	25,569	19,449
Lease liabilities	20,873	—
Net operating loss carryforwards	2,750	3,242
Intangible assets	7,988	5,071
Other	525	550
Subtotal	61,926	32,295
Valuation allowances	(369)	(648)
Total deferred tax assets	61,557	31,647
Deferred tax liabilities—
Property and equipment	(11,286)	(10,488)
Lease right-of-use asset	(20,873)	—
Long-term contracts	(876)	(688)
Goodwill	(6,020)	(3,864)
Other	(2,004)	(360)
Total deferred tax liabilities	(41,059)	(15,400)
Net deferred tax assets	$20,498	$16,247

The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets	$21,923	$17,634
Deferred tax liabilities	$1,425	$1,387

As of December 31, 2019, we had $2.8 million of future tax benefits related to $47.0 million of available state NOL carryforwards, which expire in varying amounts between the years 2021 and 2039. Valuation allowances of $0.4 million have been recorded against certain of the state NOL carryforwards. The $2.4 million deferred tax asset for state NOL carryforwards, net of valuation allowances, reflects our conclusion that it is more-likely-than-not these assets will be realized based upon expected future earnings in certain subsidiaries.

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

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Balance at beginning of year	$2,966	$8,929	$240
Additions based on tax positions related to current year	—	—	8,689
Additions based on tax positions related to prior years	7,473	2,726	—
Reductions for tax positions related to prior years	(240)	(8,689)	—
Reductions for settlements with tax authorities	—	—	—
Balance at end of year	$10,199	$2,966	$8,929

As of December 31, 2019, 2018 and 2017, we had $10.2 million, $3.0 million and $8.9 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rate. We also had accrued zero, $0.6 million and $0.7 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We believe it is reasonably possible that a decrease of up to $10.2 million in unrecognized tax benefits could occur within the next twelve months. Any decrease in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rate.

We are subject to taxation in the United States and various state jurisdictions. In the fourth quarter of 2017, we received a ‘no change letter’ from the IRS upon completion of its examination of the 2015 tax year. During 2019, the IRS commenced an examination of our amended federal returns for 2014 and 2015. The completion of the IRS examination could impact our results of operations and financial condition.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We generally remain open to examination by various state tax authorities for the 2011 tax year forward. As of December 31, 2019, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

10. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $14.2 million in 2019, $10.8 million in 2018 and $7.8 million in 2017. Of these amounts, approximately $0.3 million and $0.2 million were payable to the plans at December 31, 2019 and 2018, respectively.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2019 and 2018, we had 7 and 6, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2019, 2018 or 2017. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after 20 years of service. We had an unfunded benefit liability of $4.1 million and $4.3 million recorded as of December 31, 2019 and 2018.

11. Commitments and Contingencies

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

Current market conditions for surety markets and bonding capacity are adequate with acceptable terms and conditions. Historically, approximately 15% to 25% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

Our self-insurance arrangements as of December 31, 2019 were as follows:

Workers’ Compensation—The per-incident deductible for workers’ compensation is $250,000. Losses above $250,000 are determined by statutory rules on a state-by-state basis and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $250,000 and then we have several layers of excess loss insurance policies that cover losses up to $125.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $250,000. We are fully insured for the next $7.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $125.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $250,000. We are fully insured for the next $7.5 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $125.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $125.0 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $125.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

12. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2019, there were 2.9 million shares available for issuance under this plan; however, following adoption of the 2017 Plan (described below), no additional shares will be issued under the 2012 Plan. The 2012 Plan will expire in May 2022.

2017 Omnibus Incentive Plan

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2019, there were 2.4 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of December 31, 2019, we have repurchased a cumulative total of 8.6 million shares at an average price of $17.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2019, we repurchased 0.4 million shares for approximately $19.6 million at an average price of $45.58 per share.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common shares outstanding, end of period	36,658	36,894	37,187
Effect of using weighted average common shares outstanding	196	308	52
Shares used in computing earnings per share—basic	36,854	37,202	37,239
Effect of shares issuable under stock option plans based on the treasury stock method	204	283	316
Effect of restricted and contingently issuable shares	73	107	117
Shares used in computing earnings per share—diluted	37,131	37,592	37,672

13. Stock-Based Compensation

Grants of stock options, restricted stock and restricted stock units, and performance share units have been, under the 2012 Plan and under the 2017 Plan, determined and administered by the compensation committee of the Board of Directors. In 2019, the Board of Directors approved a change to the structure of long-term incentive grants to remove stock options, commencing with the March 2019 equity grant. Total stock-based compensation expense was $5.9 million, $7.2 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $1.3 million, $1.5 million and $2.4 million for each of the years ended December 31, 2019, 2018 and 2017.

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

Stock Options

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31,
	2019
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	499	$25.65
Granted	—	$—
Exercised	(114)	$20.57
Forfeited	—	$—
Expired	(3)	$42.50
Outstanding at end of year	382	$27.06
Options exercisable at end of year	301

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $6.7 million and $3.6 million, respectively. Stock options exercisable as of December 31, 2019 have a weighted-average remaining contractual term of 5.3 years and an aggregate intrinsic value of $8.0 million. As of December 31, 2019, we have 0.4 million options that are vested or expected to vest; these options have a weighted average exercise price of $27.06 per share, have a weighted-average remaining contractual term of 5.8 years and an aggregate intrinsic value of $8.7 million.

The following table summarizes information about stock options outstanding at December 31, 2019 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding at	Contractual	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2019	Life	Exercise Price	12/31/2019	Exercise Price
$11.21 - $15.00	45	2.9	$13.60	45	$13.60
$15.01 - $35.00	200	5.1	$21.47	200	$21.47
$35.01 - $42.50	137	7.7	$39.67	56	$38.51
$11.21 - $42.50	382	5.8	$27.06	301	$23.45

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. We did not grant any options in 2019. The fair values and the assumptions used for the 2018 and 2017 grants are shown in the table below:

	Year Ended December 31,
	2018	2017
Weighted-average fair value per share of options granted	$13.06	$11.43
Fair value assumptions:
Expected dividend yield	0.79%	0.89%
Expected stock price volatility	31.7%	34.5%
Risk-free interest rate	2.66%	2.11%
Expected term	5.3 years	5.3 years

Stock options are accounted for as equity instruments. As of December 31, 2019, the unrecognized compensation cost related to stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of options vested during the year ended December 31, 2019 was $0.9 million.

The following table summarizes information about nonvested stock option awards as of December 31, 2019 and changes for the year ended December 31, 2019 (shares in thousands):

		Weighted-Average
		Grant Date
Stock Options	Shares	Fair Value
Nonvested at December 31, 2018	163	$11.99
Granted	—	$—
Vested	(82)	$11.46
Forfeited	—	$—
Nonvested at December 31, 2019	81	$12.53

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31,
	2019
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	78	$38.17
Granted	87	$51.02
Vested	(69)	$41.58
Forfeited	(5)	$44.01
Unvested at end of year	91	$47.58

Approximately $0.9 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2019 was $2.9 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2019, 2018 and 2017 was $51.02, $44.02 and $35.69, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $3.3 million and $3.2 million, respectively.

Performance Stock Units

Under the 2012 Plan, we granted dollar-denominated performance vesting restricted stock units (“PSUs”), which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our Board of Directors (EPS). Depending on the Company’s performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company’s common stock at the end of the performance period, at our discretion.

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2019 was $5.0 million. Of this amount, $1.9 million relates to the PSUs granted in 2017 whose performance period ended December 31, 2019. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2019, 2018 and 2017 was $1.9 million, $2.9 million and $2.6 million, respectively. At the December 31, 2019 calculated fair market value, approximately $0.4 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

14. Segment Information

We have two reportable segments: (a) our mechanical segment, which includes HVAC, plumbing, piping, and controls, as well as off-site construction, monitoring and fire protection; and (b) our electrical segment, which includes installation and servicing of electrical systems. We consider these two lines of business to be separate segments because they require different skill sets, and the business models for providing services have some differences, as a mechanical system requires ongoing maintenance and monitoring and an electrical system generally does not. However, the business model for installation of new systems or retrofitting existing systems is very similar between the two segments.

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. Substantially all of our revenue is generated, and all of our assets are located, in the United States, our country of domicile. The following table presents information about our reportable segments (in thousands):

	Mechanical Services	Electrical Services	Corporate	Consolidated
Total Assets at December 31, 2019	$1,056,609	$372,254	$76,149	$1,505,012
Total Assets at December 31, 2018	$970,995	$23,078	$68,491	$1,062,564

	Year Ended December 31, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,251,560	$363,717	$—	$2,615,277
Gross Profit	$465,144	$36,799	$—	$501,943
Capital Expenditures	$27,933	$1,504	$2,314	$31,750

	Year Ended December 31, 2018
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,176,223	$6,656	$—	$2,182,879
Gross Profit	$444,960	$1,319	$—	$446,279
Capital Expenditures	$25,945	$57	$1,266	$27,268

	Year Ended December 31, 2017
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,787,922	$—	$—	$1,787,922
Gross Profit	$366,281	$—	$—	$366,281
Capital Expenditures	$34,587	$—	$880	$35,467

15. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized as follows (in thousands, except per share data):

	2019
	Q1	Q2	Q3	Q4
Revenue	$538,473	$650,302	$706,918	$719,584
Gross profit (1)	106,665	120,016	142,702	132,560
Net income	19,866	24,173	36,233	34,052
INCOME PER SHARE:
Basic	$0.54	$0.65	$0.98	$0.93
Diluted	$0.53	$0.65	$0.98	$0.92

	2018
	Q1	Q2	Q3	Q4
Revenue	$464,941	$535,043	$594,536	$588,359
Gross profit	89,053	111,183	127,868	118,175
Net income	16,659	32,547	38,541	25,156
INCOME PER SHARE:
Basic	$0.45	$0.87	$1.03	$0.68
Diluted	$0.44	$0.87	$1.02	$0.67
(1)In the fourth quarter of 2019, we recorded a $4.8 million gain due to insurance proceeds we received in the fourth quarter related to the ransomware incident that occurred in April 2019.

The sums of the individual quarterly earnings per share amounts do not necessarily agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and contingently issuable restricted stock in each quarter.

16. Subsequent Events

Effective as of February 1, 2020, we acquired all of the issued and outstanding common stock of Starr Electric Company, Incorporated and each of its wholly-owned subsidiaries (collectively, “Starr”). Starr is headquartered in Greensboro, North Carolina, and is a leader in commercial and industrial electrical work. We expect Starr to initially contribute annualized revenues of approximately $90 million to $100 million.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2019 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer, as well as to our other employees. This code of ethics consists of our Code of Conduct. The Company has made this code of ethics available on our website, as described in Item 1 of this annual report on Form 10-K. If we make substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2019 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2019 and such information is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report on Form 10-K:
(1)Consolidated Financial Statements: The Index to the Consolidated Financial Statements is included under Part II, Item 8 of this annual report on Form 10-K and is incorporated herein by reference.
(2)Financial Statement Schedules:

None.

(b)	Exhibits

Reference is made to the Index of Exhibits immediately following the signature page thereof, which is incorporated herein by reference.

(c)	Excluded financial statements:

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
2.1	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities		Filed Herewith
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors’ Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.21	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.22	2012 Equity Incentive Plan	A	April 9, 2012 Proxy Statement
*10.23	2012 Senior Management Annual Performance Plan	B	April 9, 2012 Proxy Statement
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10-Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.1	March 22, 2013 Form 8-K
*10.26	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8-K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10-K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10-K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10-Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8-K
*10.32	Form of 2014 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8-K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 9, 2014	10.1	April 9, 2014 Form 8-K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.37	Form of 2015 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8-K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10-Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.41	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.42	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.43	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.44	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.45	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.46	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.47	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.48	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.49	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.50	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.51	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.52	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.53	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.54	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.55	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.56	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents		Filed Herewith
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 26, 2020
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 26, 2020
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 26, 2020
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 26, 2020
Franklin Myers

/s/ Darcy G. Anderson	Director	February 26, 2020
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 26, 2020
Herman E. Bulls

/s/ Alan P. Krusi	Director	February 26, 2020
Alan P. Krusi

/s/ James H. Schultz	Director	February 26, 2020
James H. Schultz

/s/ Pablo G. Mercado	Director	February 26, 2020
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 26, 2020
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 26, 2020
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 26, 2020
Vance W. Tang