Form 10-Q
period 2020-03-31
COMFORT SYSTEMS USA INC
filed 2020-04-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

The number of shares outstanding of the issuer’s common stock as of April 22, 2020 was 36,471,001 (excluding treasury shares of 4,652,364).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,264	$50,788
Billed accounts receivable, less allowance for credit losses of $10,337 and $6,907, respectively	643,748	619,037
Unbilled accounts receivable, less allowance for credit losses of $785 and $0, respectively	51,058	55,542
Other receivables, less allowance for credit losses of $875 and $0, respectively	17,908	37,632
Inventories	10,312	10,053
Prepaid expenses and other	14,612	14,396
Costs and estimated earnings in excess of billings, less allowance for credit losses of $25 and $0, respectively	7,541	2,736
Total current assets	878,443	790,184
PROPERTY AND EQUIPMENT, NET	113,974	109,796
LEASE RIGHT-OF-USE ASSET	82,301	84,073
GOODWILL	347,391	332,447
IDENTIFIABLE INTANGIBLE ASSETS, NET	167,675	159,974
DEFERRED TAX ASSETS	21,803	21,923
OTHER NONCURRENT ASSETS	6,480	6,615
Total assets	$1,618,067	$1,505,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$850	$20,817
Accounts payable	184,627	196,195
Accrued compensation and benefits	81,305	102,891
Billings in excess of costs and estimated earnings	215,106	166,918
Accrued self-insurance	42,027	39,546
Other current liabilities	75,710	81,630
Total current liabilities	599,625	607,997
LONG-TERM DEBT, NET	333,113	205,318
LEASE LIABILITIES	70,410	72,697
DEFERRED TAX LIABILITIES	1,425	1,425
OTHER LONG-TERM LIABILITIES	20,451	32,271
Total liabilities	1,025,024	919,708
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,673,627 and 4,465,448 shares, respectively	(112,513)	(103,960)
Additional paid-in capital	323,103	320,168
Retained earnings	382,042	368,685
Total stockholders’ equity	593,043	585,304
Total liabilities and stockholders’ equity	$1,618,067	$1,505,012

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUE	$700,131	$538,473
COST OF SERVICES	583,038	431,808
Gross profit	117,093	106,665
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	92,924	78,905
GAIN ON SALE OF ASSETS	(554)	(219)
Operating income	24,723	27,979
OTHER INCOME (EXPENSE):
Interest income	64	25
Interest expense	(2,617)	(1,062)
Changes in the fair value of contingent earn-out obligations	2,272	(158)
Other	25	15
Other income (expense)	(256)	(1,180)
INCOME BEFORE INCOME TAXES	24,467	26,799
PROVISION FOR INCOME TAXES	6,751	6,933
NET INCOME	$17,716	$19,866

INCOME PER SHARE:
Basic	$0.48	$0.54
Diluted	$0.48	$0.53

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,674	36,923
Diluted	36,905	37,234
DIVIDENDS PER SHARE	$0.105	$0.095

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Three Months Ended
	March 31, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income (unaudited)	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock (unaudited)	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation (unaudited)	—	—	—	—	2,084	—	2,084
Dividends (unaudited)	—	—	—	—	—	(3,506)	(3,506)
Share repurchase (unaudited)	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019 (unaudited)	41,123,365	$411	(4,232,418)	$(90,171)	$319,691	$285,264	$515,195

	Three Months Ended
	March 31, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income (unaudited)	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised (unaudited)	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock (unaudited)	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock (unaudited)	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation (unaudited)	—	—	—	—	2,134	—	2,134
Dividends (unaudited)	—	—	—	—	—	(3,844)	(3,844)
Share repurchase (unaudited)	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020 (unaudited)	41,123,365	$411	(4,673,627)	$(112,513)	$323,103	$382,042	$593,043

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,716	$19,866
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	6,230	4,891
Depreciation expense	6,461	5,833
Change in right-of-use assets	8,182	3,254
Bad debt expense	4,551	235
Deferred tax provision	300	149
Amortization of debt financing costs	135	96
Gain on sale of assets	(554)	(219)
Changes in the fair value of contingent earn-out obligations	(2,272)	158
Stock-based compensation	3,631	3,176
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(7,894)	38,272
Inventories	(256)	(492)
Prepaid expenses and other current assets	5,392	(2,083)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(695)	671
Other noncurrent assets	225	(193)
Increase (decrease) in—
Accounts payable and accrued liabilities	(45,799)	(59,331)
Billings in excess of costs and estimated earnings	35,337	(10,740)
Other long-term liabilities	(8,770)	(2,552)
Net cash provided by operating activities	21,920	991
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,497)	(8,844)
Proceeds from sales of property and equipment	690	357
Cash paid for acquisitions, net of cash acquired	(8,729)	(1,313)
Net cash used in investing activities	(15,536)	(9,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior credit facility	150,000	54,000
Payments on senior credit facility	(37,375)	(53,000)
Payments on other debt	(12,817)	(1,030)
Payments of dividends to stockholders	(3,844)	(3,506)
Share repurchase	(8,985)	(3,321)
Shares received in lieu of tax withholding	(622)	(781)
Proceeds from exercise of options	—	800
Deferred acquisition payments	(400)	(250)
Payments for contingent consideration arrangements	(9,865)	(593)
Net cash provided by (used in) financing activities	76,092	(7,681)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,476	(16,490)
CASH AND CASH EQUIVALENTS, beginning of period	50,788	45,620
CASH AND CASH EQUIVALENTS, end of period	$133,264	$29,130

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2019 (the “Form 10-K”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for credit losses, self-insurance accruals, deferred tax assets, warranty accruals, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The standard requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. The standard requires us to accrue higher credit losses on financial assets compared to the legacy guidance on various items, such as contract assets and current receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. We adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, on January 1, 2020, and the impact was not material to our overall financial statements. The adoption of ASU No. 2016-13 resulted in an increase in Allowance for Credit Losses of $0.7 million, an increase to Deferred Tax Assets of $0.2 million and an impact of $0.5 million to Retained Earnings.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes certain disclosure requirements including the valuation processes for Level 3 fair value measurements, the policy for timing of transfers between levels and the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The standard requires certain additional disclosures for public entities, including disclosure of the changes in unrealized gains and losses included in Other Comprehensive Income for Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Certain amendments, including the amendment on changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs, should be applied prospectively while other amendments should be applied retrospectively to all periods presented upon their effective date. We have modified our fair value disclosures to conform with the requirements of ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”, which we adopted on January 1, 2020.

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

We provide mechanical and electrical contracting services. Our mechanical segment principally includes HVAC, plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed upon fixed price or based on actual costs incurred marked up at an agreed upon percentage.

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

In the first three months of 2020 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2020 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 9 – Segment Information for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and contract type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2020		2019
Mechanical Services	$565,464	80.8%	$534,585	99.3%
Electrical Services	134,667	19.2%	3,888	0.7%
Total	$700,131	100.0%	$538,473	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2020		2019
Industrial	$275,198	39.3%	$168,660	31.3%
Education	109,584	15.7%	66,743	12.4%
Office Buildings	75,572	10.8%	66,212	12.3%
Healthcare	99,259	14.2%	92,023	17.1%
Government	38,981	5.6%	32,279	6.0%
Retail, Restaurants and Entertainment	61,203	8.7%	59,391	11.0%
Multi-Family and Residential	18,731	2.7%	30,235	5.6%
Other	21,603	3.0%	22,930	4.3%
Total	$700,131	100.0%	$538,473	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2020		2019
New Construction	$347,400	49.6%	$223,960	41.6%
Existing Building Construction	207,166	29.6%	182,296	33.8%
Service Projects	51,648	7.4%	50,384	9.4%
Service Calls, Maintenance and Monitoring	93,917	13.4%	81,833	15.2%
Total	$700,131	100.0%	$538,473	100.0%

Allowance for Credit Losses

We are required to estimate and record the expected credit losses over the contractual life of our financial assets measured at amortized cost including billed and unbilled accounts receivable, other receivables and costs and estimated earnings in excess of billings. Accounts receivable include amounts from work completed in which we have billed or have an unconditional right to bill our customers. Our trade receivables are contractually due in less than a year.

We estimate our credit losses using a loss-rate method for each of our identified portfolio segments. Our portfolio segments are construction, service and other. While our construction and service financial assets are often with the same subset of customers and industries, our construction financial assets will generally have a lower loss-rate than service financial assets due to lien rights, which we are more likely to have on construction jobs. These lien rights result in lower credit loss expenses on average compared to receivables that do not have lien rights. Financial assets classified as Other include receivables that are not related to our core revenue producing activities such as receivables related to our acquisition activity from former owners, our vendor rebate program or receivables for estimated losses in excess of our insurance deductible, which are accrued with a corresponding receivable from our insurance carrier.

Loss rates for our portfolios are based on numerous factors including our history of credit loss expense by portfolio, the financial strength of our customers and counterparties in each portfolio, the aging of our receivables, our expectation of likelihood of payment, macroeconomic trends in the U.S. and the current and forecasted non-residential construction market trends in the U.S.

In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer going bankrupt and no longer being able to pay the receivables due to us.

During the last two weeks of March this year, we experienced negative impacts to our business due to the business disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but we currently expect it to negatively impact us more in the second quarter than we experienced in the first quarter. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2020.

During the first quarter of 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by COVID-19 which is reflected in our bad debt expense in the current year. This increase was primarily, but not exclusively, due to concern over collectability of receivables from customers more directly impacted by COVID-19.

Activity in our allowance for credit losses consisted of the following (in thousands):

	Service	Construction	Other	Total
Balance at beginning of year	$3,192	$3,400	$315	$6,907
Impact of new accounting standard	310	331	54	695
Bad debt expense (benefit)	2,754	1,797	—	4,551
Deductions for uncollectible receivables written off, net of recoveries	(234)	(6)	—	(240)
Credit allowance of acquired companies on the acquisition date	—	352	—	352
Purchase accounting adjustments	—	72	—	72
Reclass to other current liabilities	—	—	(315)	(315)
Balance at March 31, 2020	$6,022	$5,946	$54	$12,022

Contract Assets and Liabilities

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2020		2019
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$2,736	$166,918	$10,213	$130,986
Change due to acquisitions / disposals	436	12,851	6,573	31,556
Change due to conditional versus unconditional	4,394	—	(14,050)	—
Change in timing for performance obligation to be satisfied	—	35,337	—	4,376
Change related to credit allowance	(25)	—	—	—
Balance at end of period	$7,541	$215,106	$2,736	$166,918

In the first three months of 2020 and 2019, we recognized revenue of $126.8 million and $105.6 million related to our contract liabilities at January 1, 2020 and January 1, 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2020 and 2019.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and excludes unexercised contract options. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.62 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts less than one year, therefore we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $1.9 million in the first three months of both 2020 and 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of both March 31, 2020 and December 31, 2019 was 3.9%. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2020 and 2019 was $6.4 million and $5.6 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.8 years at March 31, 2020 and 8.1 years at December 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2020 and 2019 was approximately $0.9 million and $1.2 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	March 31, 2020	December 31, 2019
Lease right-of-use assets	$82,301	$84,073
Lease liabilities:
Other current liabilities	14,515	14,016
Long-term lease liabilities	70,410	72,697
Total lease liabilities	$84,925	$86,713

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2020 (excluding the three months ended March 31, 2020)	$13,376
2021	15,511
2022	13,261
2023	10,945
2024	9,436
Thereafter	36,982
Total Lease Payments	99,511
Less—Present Value Discount	(14,586)
Present Value of Lease Liabilities	$84,925

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$4,473	$3,778
Lease right-of-use assets obtained in exchange for lease liabilities	$2,278	$174

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$133,264	$—	$—	$133,264
Life insurance—cash surrender value	$—	$3,898	$—	$3,898
Contingent earn-out obligations	$—	$—	$16,414	$16,414

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,788	$—	$—	$50,788
Life insurance—cash surrender value	$—	$3,905	$—	$3,905
Contingent earn-out obligations	$—	$—	$28,497	$28,497

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

We have life insurance policies covering 74 employees with a combined face value of $54.2 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $3.9 million as of March 31, 2020 and December 31, 2019. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Significant unobservable inputs that could impact the fair value measurement include our weighted average cost of capital and the forecasted level of operating income for each earn-out measurement. As of March 31, 2020, cash flows were discounted using a weighted average cost of capital ranging from 9.5% - 14.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$28,497
Issuances	55
Settlements	(9,866)
Adjustments to fair value	(2,272)
Balance at March 31, 2020	$16,414

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

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$178,000
Advance to former owners	20,500
Working capital adjustment	(7,809)
Notes issued to former owners	25,000
Tax equalization payment	202
Estimated fair value of contingent earn-out payments	19,500
$235,393
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4,850
Billed and unbilled accounts receivable	92,309
Other current assets	8,225
Other long-term assets	53
Property and equipment	4,970
Goodwill	96,786
Identifiable intangible assets	90,200
Lease right-of-use asset	9,195
Accounts payable	(20,220)
Accrued compensation and benefits	(974)
Billings in excess of costs and estimated earnings	(31,553)
Other current liabilities	(11,305)
Long-term lease liabilities	(7,143)
$235,393

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

The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a five year period, and the range of estimated milestone payments is from $1 million to $11 million (undiscounted).  We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement.  Cash flows were discounted using a 10.2% discount rate, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period.  Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Pro Forma Impact of the Acquisition

The following unaudited pro forma information presents the consolidated results of the Company and Walker for the three months ended March 31, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any operating efficiencies that may be associated with the acquisition.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2018, are as follows (in thousands):

Three Months Ended March 31,
2019
Revenue	$626,834
Pre-tax income	$23,927

Other Acquisitions

We completed one acquisition in the first quarter of 2020 with a total preliminary purchase price of $41.1 million. This acquisition is reported in our electrical services segment. In 2019, in addition to the Walker acquisition, we completed one acquisition in the first quarter of 2019 with a total purchase price of $1.6 million.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. Excluding the Walker acquisition, the acquisitions completed in the current and prior year were not material, individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out under which continued employment is a condition to receive payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2018	$235,182	$—	$235,182
Acquisitions and purchase price adjustments (See Note 4)	579	96,686	97,265
Impact of segment reorganization	(1,101)	1,101	—
Balance at December 31, 2019	234,660	97,787	332,447
Acquisitions and purchase price adjustments (See Note 4)	—	14,944	14,944
Balance at March 31, 2020	$234,660	$112,731	$347,391

During the fourth quarter of 2019, the Company performed its annual goodwill impairment test resulting in no impairment charges, as the calculated fair values for the majority of the Company’s reporting units that have goodwill were significantly in excess (all greater than 80%) of the respective reporting unit’s carrying value, while two reporting units that were recently acquired had calculated fair values in excess of carrying value of at least 27%. During the first quarter of 2020, we considered the economic impacts of COVID-19 to be a triggering event for review of goodwill impairment at each of our reporting units. After performing a qualitative goodwill impairment assessment as of March 31, 2020, we determined that we did not have a goodwill impairment as of that date. However, one reporting unit’s (Walker) fair value exceeded carrying value by approximately 21%, a reduction from the excess of 27% from our 2019 annual impairment test. Walker’s forecast for the current year is lower than previously estimated, primarily due to the impact of COVID-19 on its business. As a result, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment including micro and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve whether due to COVID-19 or other events and conditions. As of March 31, 2020, Walker had a goodwill balance of $96.8 million.

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Revolving credit facility	$150,000	$28,000
Term loan	140,625	150,000
Notes to former owners	43,667	48,483
Total principal amount	334,292	226,483
Less—unamortized debt issuance costs	(329)	(348)
Total debt, net of unamortized debt issuance costs	333,963	226,135
Less—current portion	(850)	(20,817)
Total long-term portion of debt, net	$333,113	$205,318

Revolving Credit Facility and Term Loan

In December 2019, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $400.0 million to $600.0 million. As amended, the Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In connection with the amendment in December

2019, we incurred approximately $1.4 million in financing and professional costs which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of March 31, 2020, we had $150.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $244.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.5% as of March 31, 2020. The weighted average interest rate applicable to the term loan was approximately 2.5% as of March 31, 2020.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of March 31, 2020 was 1.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2020 was 10.7.

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

We were in compliance with all of our financial covenants as of March 31, 2020.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $43.7 million as of March 31, 2020. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $7.2 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in April 2021. In conjunction with three immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $3.5 million as of March 31, 2020 that bear interest, payable quarterly, at stated interest rates ranging from 3.0% - 3.5%. The principal amounts are due between May 2020 – July 2021.

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

Current market conditions for surety markets and bonding capacity are adequate, with acceptable terms and conditions. Historically, approximately 15% to 25% of our business has required bonds. While we currently have strong surety relationships to support our bonding needs, future market conditions or changes in the sureties’ assessment of our operating and financial risk could cause the sureties to decline to issue bonds for our work. If that were to occur, the alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance, such as letters of credit or cash, and seeking bonding capacity from other sureties. We would likely also encounter concerns from customers, suppliers and other market participants as to our creditworthiness. While we believe our general operating and financial characteristics would enable us to ultimately respond effectively to an interruption in the availability of bonding capacity, such an interruption would likely cause our revenue and profits to decline in the near term.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2020 and 2019, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Common shares outstanding, end of period	36,450	36,891
Effect of using weighted average common shares outstanding	224	32
Shares used in computing earnings per share—basic	36,674	36,923
Effect of shares issuable under stock option plans based on the treasury stock method	148	230
Effect of restricted and contingently issuable shares	83	81
Shares used in computing earnings per share—diluted	36,905	37,234

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of March 31, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, commencing on March 27, 2020, we have temporarily suspended share repurchases in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2020, we repurchased 0.2 million shares for approximately $9.0 million at an average price of $37.85 per share.

9. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended March 31, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$565,464	$134,667	$—	$700,131
Gross Profit	$108,922	$8,171	$—	$117,093

	Three Months Ended March 31, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$534,585	$3,888	$—	$538,473
Gross Profit	$105,852	$813	$—	$106,665

10. Subsequent Events

Effective as of April 1, 2020, we consummated a merger through which TAS Energy Inc. (“TAS Energy”) became a wholly owned subsidiary of the Company. TAS Energy is headquartered in Houston, Texas and is a leading engineering, design and construction provider of modular construction systems serving the technology, power and industrial sectors. We expect TAS Energy to initially contribute annualized revenues of approximately $170 million to $190 million. We borrowed under our Facility the majority of the cash purchase price in late March 2020, which resulted in our cash balances as of March 31, 2020 being higher than normal.

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our Facility. The notional amount covered by these interest rate swaps is initially $225.0 million, which gradually decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

During the last two weeks of March this year, we experienced negative impacts to our business due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but we currently expect it to negatively impact us more in the second quarter than we experienced in the first quarter. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of March 31, 2020, and the Company has determined that there were no material or systematic adverse impacts on the Company’s first quarter 2020 balance sheet and results of operations except for diminished revenue, operational inefficiency, and an increase in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Approximately 86.6% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of March 31, 2020 we had 5,564 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $824,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $3.9 billion of aggregate contract value as of March 31, 2020, or approximately 85% of a total contract value for all projects in progress, totaling $4.6 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2020, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,801	$654.8
$1 million - $5 million	574	1,262.7
$5 million - $10 million	95	682.1
$10 million - $15 million	43	530.2
Greater than $15 million	51	1,455.8
Total	5,564	$4,585.6

In addition to project work, approximately 13.4% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the five-year period from 2015 to 2019, there was an increase in overall activity levels.

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of March 31, 2020, we had $244.4 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-one calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional competitors compete for customers. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business. Our primary emphasis for 2020 is currently on right sizing our cost structure for our current business levels as well as focusing on efficiency on our jobs.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue	$700,131	100.0%	$538,473	100.0%
Cost of services	583,038	83.3%	431,808	80.2%
Gross profit	117,093	16.7%	106,665	19.8%
Selling, general and administrative expenses	92,924	13.3%	78,905	14.7%
Gain on sale of assets	(554)	(0.1)%	(219)	—
Operating income	24,723	3.5%	27,979	5.2%
Interest income	64	—	25	—
Interest expense	(2,617)	(0.4)%	(1,062)	(0.2)%
Changes in the fair value of contingent earn-out obligations	2,272	0.3%	(158)	—
Other income (expense)	25	—	15	—
Income before income taxes	24,467	3.5%	26,799	5.0%
Provision for income taxes	6,751		6,933
Net income	$17,716	2.5%	$19,866	3.7%

We had 35 operating locations as of December 31, 2019 and March 31, 2020. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2020 to 2019, as described below, excludes three months of results for Walker, which was acquired April 1, 2019 as well as two months of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations. While the electrical contractor in North Carolina is tucked-in with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the first quarter of 2020 increased $161.7 million, or 30.0%, to $700.1 million compared to the same period in 2019. The increase included a 24.0% increase related to the Walker and North Carolina electrical contractor acquisitions and a 6.0% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2020		2019
Revenue:
Mechanical Services	$565,464	80.8%	$534,585	99.3%
Electrical Services	134,667	19.2%	3,888	0.7%
Total	$700,131	100.0%	$538,473	100.0%

Revenue for our mechanical services segment increased $30.9 million, or 5.8%, to $565.5 million for the first quarter of 2020 compared to the same period in 2019. The increase included an increase in new construction projects in the industrial sector at one of our Texas operations ($14.1 million), our North Carolina operation ($13.8 million) and our Ohio operation ($8.8 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($5.8 million).

Revenue for our electrical services segment increased $130.8 million to $134.7 million for the first quarter of 2020 compared to the same period in 2019. The increase related to the acquisition of Walker in April 2019 and the electrical contractor in North Carolina in February 2020.

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31,		December 31,		March 31,
	2020		2019		2019
Backlog:
Mechanical Services	$1,376,952	85.1%	$1,348,651	84.2%	$1,118,711	97.9%
Electrical Services	241,443	14.9%	253,135	15.8%	23,800	2.1%
Total	$1,618,395	100.0%	$1,601,786	100.0%	$1,142,511	100.0%

Backlog as of March 31, 2020 was $1.62 billion, a 1.0% increase from December 31, 2019 backlog of $1.60 billion, and a 41.7% increase from March 31, 2019 backlog of $1.14 billion. Sequential backlog included the acquisition of the electrical contractor in North Carolina ($48.3 million) and a same-store decrease of $31.7 million or 2.0%. Sequential same-store backlog decreased primarily due to completion of project work at Walker ($64.4 million) and our North Carolina operation ($35.0 million), partially offset by increased project bookings at two of our Virginia operations ($43.9 million). The year‑over‑year backlog increase included the Walker acquisition ($176.0 million) and the acquisition of the electrical contractor in North Carolina ($48.3 million) as well as a same-store increase of $251.6 million or 22.0%. Same-store year-over-year backlog increased primarily due to increased project bookings at one of our Virginia operations ($67.7 million), our Colorado operation ($50.5 million) and one of our Florida operations ($31.3 million).

Gross Profit—Gross profit increased $10.4 million, or 9.8%, to $117.1 million for the first quarter of 2020 as compared to the same period in 2019. The increase included a 6.7% increase related to the Walker and North Carolina electrical contractor acquisitions and a 3.1% increase in same-store activity. The same-store increase in gross profit was primarily due to increased volumes at one of our Texas operations ($1.7 million) and our Ohio operation ($1.6 million), offset by decreased volumes at one of our Virginia operations ($2.9 million). Additionally, we had improvements in project execution at our North Carolina operation ($5.3 million), offset by a decrease at one of our Florida operations ($3.1 million) compared to the prior year. As a percentage of revenue, gross profit decreased from 19.8% in 2019 to

16.7% in 2020 primarily due to the factors discussed above, but was also attributable to lower margins on the Walker acquisition. Additionally, preventative and protective actions taken on projects, such as the social distancing and other procedure adjustments caused by COVID-19, did have some negative impact on margins in the month of March 2020. Although we cannot reasonably estimate the total impact at this time, we do not believe such impact was material to our financial statements.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $14.0 million, or 17.8%, to $92.9 million for the first quarter of 2020 as compared to 2019. SG&A increased primarily due to SG&A from new acquisitions as well as an increase in bad debt expense of $4.3 million. The increase in bad debt expense was primarily driven by concerns about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. On a same-store basis, excluding amortization expense, SG&A increased $4.6 million, or 6.2%. Additionally, we had an increase in amortization expense of $1.4 million during the period as compared to the prior year period, primarily as a result of the Walker and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A decreased to 13.3% in 2020 from 14.7% in 2019 largely due to lower SG&A as a percentage of revenue at Walker, which was acquired in April 2019.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
SG&A	$92,924	$78,905
Less: SG&A from companies acquired	(8,015)	—
Less: Amortization expense	(5,770)	(4,388)
Same-store SG&A, excluding amortization expense	$79,139	$74,517

Interest Expense—Interest expense increased $1.6 million, or 146.4%, to $2.6 million for the first quarter of 2020 as compared to the same period in 2019. The increase reflects the increased borrowings on the senior credit facility and notes to former owners as a result of our recent acquisitions, including Walker and the North Carolina electrical contractor.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the first quarter of 2020 increased $2.4 million as compared to the same period in 2019. This increase was primarily caused by credit spreads increasing in the first quarter of this year, which lowered the earn-out liabilities.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2020 was $6.8 million with an effective tax rate of 27.6% as compared to a provision for income taxes of $6.9 million with an effective tax rate of 25.9% for the same period in 2019. The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (5.0%) and nondeductible expenses (1.9%) partially offset by benefits from the expected filing of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.3%). The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.4%) partially offset by deductions for stock-based compensation (0.9%).

We currently estimate our effective tax rate for the full year 2020 will be between 25% and 30%. However, our effective tax rate in 2020 could be on the low end of this range due to the extension of the 179D deduction through 2020 under the Taxpayer Certainty and Disaster Tax Relief Act of 2019.

Outlook

Industry conditions improved during the four-year period from 2016 to 2019, and at the beginning of 2020 we expected this strong activity to continue during 2020. However, during the second half of March we experienced negative impacts to our business due to the business disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Following these declarations, governmental entities that have jurisdiction over the substantial majority of our operating locations have declared various stay-at-home and other directives and orders that have materially hindered our ability to conduct business to varying degrees.

Our service business experienced the first and most pronounced negative impacts, largely as a result of building closures or decisions by customers to limit building access. Although our construction activities have been classified as essential services in most markets, we have had certain jobs temporarily close due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We have also experienced delays in the award of new work in some instances and we have been informed of some instances of delayed starts; however, to date we have not experienced material cancellations in our backlog. In addition, we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of March 31, 2020, and the Company has determined that there were no material or systematic adverse impacts on the Company’s first quarter 2020 balance sheet and results of operations except for diminished revenue, operational inefficiency, and an increase in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

We expect COVID-19 to have an even more negative impact on our second quarter results, especially in the April and May timeframe. At this time it is impossible to quantify the potential impact to our second quarter because we do not know how the pandemic and related governmental decisions will unfold, but assuming the pandemic does not materially worsen the economic outlook of our markets, we expect our earnings to be positive but far below the levels we achieved in the second quarter of 2019. We also expect our earnings for the third and fourth quarters will trend upwards from lower levels in the second quarter, but we do not currently expect third and fourth quarter results of operation to approach the record earnings levels that we achieved in the same quarters of 2019.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Cash provided by (used in):
Operating activities	$21,920	$991
Investing activities	(15,536)	(9,800)
Financing activities	76,092	(7,681)
Net increase (decrease) in cash and cash equivalents	$82,476	$(16,490)
Free cash flow:
Cash provided by operating activities	$21,920	$991
Purchases of property and equipment	(7,497)	(8,844)
Proceeds from sales of property and equipment	690	357
Free cash flow	$15,113	$(7,496)

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

Cash provided by operating activities was $21.9 million during the first three months of 2020 compared with $1.0 million during the same period in 2019. This increase was primarily driven by a $46.1 million change in billings in excess of costs driven by timing of payments and project billings and a $13.5 million change in accounts payable and accrued liabilities. These increases were partially offset by a $46.2 million change in receivables, net.

Cash Used in Investing Activities—During the first three months of 2020, cash used in investing activities was $15.5 million compared to $9.8 million during the same period in 2019. The $5.7 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions, including the acquisition of the electrical contractor in North Carolina.

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $76.1 million for the first three months of 2020 compared to cash used in financing activities of $7.7 million during the same period in 2019. The $83.8 million increase in cash provided by financing activities is primarily due to $111.6 million more in net proceeds from the senior credit facility compared to the prior year, primarily used to fund the acquisition of the electrical contractor acquired in the first quarter of 2020 as well as the acquisition of the mechanical contractor in Texas, which closed on April 1, 2020.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of March 31, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, commencing on March 27, 2020, we have temporarily suspended share repurchases in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2020, we repurchased 0.2 million shares for approximately $9.0 million at an average price of $37.85 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of March 31, 2020, we had $150.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $244.4 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates.

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. We have also occasionally used letters of credit to guarantee performance under our contracts and to ensure payment to our subcontractors and vendors under those contracts. Our lenders issue such letters of credit through the Facility for a fee. We have never had a claim made against a letter of credit that resulted in payments by a lender or by us and believe such claims are unlikely in the foreseeable future. The letter of credit fees range from 1.25% to 2.00% per annum, based on the ratio of Consolidated Total Indebtedness to “Credit Facility Adjusted EBITDA”, which shall mean Consolidated EBITDA as such term is defined in the credit agreement.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of March 31, 2020 was 1.5.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2020 was 10.7.

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

We were in compliance with all of our financial covenants as of March 31, 2020.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $43.7 million as of March 31, 2020. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $25.0 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in equal installments in April 2022 and April 2023. In conjunction with the BCH acquisition in the second quarter of 2017, we issued a promissory note to former owners with an outstanding balance of $7.2 million as of March 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in April 2021. In conjunction with three immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $3.5 million as of March 31, 2020 that bear interest, payable quarterly, at stated interest rates ranging from 3.0% - 3.5%. The principal amounts are due between May 2020 – July 2021.

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

Contractual Obligations

As of March 31, 2020, we have $55.6 million in letter of credit commitments, of which $18.6 million will expire in 2020 and $37.0 million will expire in 2021. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates, as discussed below. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks, including commodity price risk, or foreign currency exchange risk from the use of derivative financial instruments. At times, we use derivative financial instruments to manage our interest rate risk.

We have exposure to changes in interest rates under our senior credit facility. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.5% as of March 31, 2020. The weighted average interest rate applicable to the term loan was approximately 2.5% as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except as updated below, there were no material changes from the risk factors disclosed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s business has been and may continue to be negatively affected by health crises or outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

The Company’s operations have and continue to be affected by the ongoing global COVID-19 pandemic (the “virus”), which was declared a “pandemic” by the World Health Organization in March 2020, and the resulting volatility and uncertainty it has caused in the U.S. and other markets. The full impact of COVID-19 is unknown and rapidly evolving; the pandemic could result in a prolonged economic downturn and has disrupted, and is expected to continue to disrupt, the Company’s business. The outbreak and any preventative or protective actions that the Company or its customers, suppliers, vendors and other third parties may take in respect of this virus, including those required by regulatory authorities, have and may continue to result in a period of disruption. The Company cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may materially impact the Company’s business, financial position, results of operations, cash flows and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of March 31, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.24 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, commencing on March 27, 2020, we have temporarily suspended share repurchases in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2020, we repurchased 0.2 million shares for approximately $9.0 million at an average price of $37.85 per share.

During the quarter ended March 31, 2020, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	26,606	$49.04	8,653,973	894,196
February 1 - February 29	17,724	$47.58	8,671,697	876,472
March 1 - March 31	193,029	$35.42	8,864,726	683,443
	237,359	$37.85	8,864,726	683,443

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 9.5 million shares have been approved for repurchase.

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

Item 6. Exhibits

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
2.1	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comfort Systems USA, Inc.

April 27, 2020	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 27, 2020	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 27, 2020	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer