Form 10-Q
period 2020-06-30
COMFORT SYSTEMS USA INC
filed 2020-07-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

The number of shares outstanding of the issuer’s common stock as of July 22, 2020 was 36,478,839 (excluding treasury shares of 4,644,526).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,253	$50,788
Billed accounts receivable, less allowance for credit losses of $9,998 and $6,907, respectively	624,526	619,037
Unbilled accounts receivable, less allowance for credit losses of $684 and $0, respectively	47,654	55,542
Other receivables, less allowance for credit losses of $884 and $0, respectively	20,892	37,632
Inventories	12,212	10,053
Prepaid expenses and other	10,453	14,396
Costs and estimated earnings in excess of billings, less allowance for credit losses of $79 and $0, respectively	23,515	2,736
Total current assets	792,505	790,184
PROPERTY AND EQUIPMENT, NET	121,569	109,796
LEASE RIGHT-OF-USE ASSET	97,586	84,073
GOODWILL	420,782	332,447
IDENTIFIABLE INTANGIBLE ASSETS, NET	210,164	159,974
DEFERRED TAX ASSETS	25,833	21,923
OTHER NONCURRENT ASSETS	7,004	6,615
Total assets	$1,675,443	$1,505,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$85	$20,817
Accounts payable	202,075	196,195
Accrued compensation and benefits	101,243	102,891
Billings in excess of costs and estimated earnings	226,047	166,918
Accrued self-insurance	46,099	39,546
Other current liabilities	105,937	81,630
Total current liabilities	681,486	607,997
LONG-TERM DEBT, NET	231,442	205,318
LEASE LIABILITIES	83,753	72,697
DEFERRED TAX LIABILITIES	3,365	1,425
OTHER LONG-TERM LIABILITIES	46,964	32,271
Total liabilities	1,047,010	919,708
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,620,071 and 4,465,448 shares, respectively	(112,104)	(103,960)
Additional paid-in capital	322,419	320,168
Retained earnings	417,707	368,685
Total stockholders’ equity	628,433	585,304
Total liabilities and stockholders’ equity	$1,675,443	$1,505,012

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUE	$743,468	$650,302	$1,443,599	$1,188,775
COST OF SERVICES	597,773	530,286	1,180,811	962,094
Gross profit	145,695	120,016	262,788	226,681
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	85,045	84,506	177,969	163,411
GAIN ON SALE OF ASSETS	(312)	(192)	(866)	(411)
Operating income	60,962	35,702	85,685	63,681
OTHER INCOME (EXPENSE):
Interest income	28	67	92	92
Interest expense	(2,554)	(3,050)	(5,171)	(4,112)
Changes in the fair value of contingent earn-out obligations	(3,871)	(1,762)	(1,599)	(1,920)
Other	—	149	25	164
Other income (expense)	(6,397)	(4,596)	(6,653)	(5,776)
INCOME BEFORE INCOME TAXES	54,565	31,106	79,032	57,905
PROVISION FOR INCOME TAXES	15,070	6,933	21,821	13,866
NET INCOME	$39,495	$24,173	$57,211	$44,039

INCOME PER SHARE:
Basic	$1.08	$0.65	$1.56	$1.19
Diluted	$1.08	$0.65	$1.55	$1.18

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,581	36,943	36,628	36,933
Diluted	36,737	37,223	36,821	37,228
DIVIDENDS PER SHARE	$0.105	$0.100	$0.210	$0.195

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation	—	—	—	—	2,084	—	2,084
Dividends	—	—	—	—	—	(3,506)	(3,506)
Share repurchase	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019	41,123,365	411	(4,232,418)	(90,171)	319,691	285,264	515,195
Net income	—	—	—	—	—	24,173	24,173
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,408	31	(11)	—	20
Issuance of restricted stock & performance stock	—	—	69,067	1,486	(1,486)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,573)	(717)	—	—	(717)
Stock-based compensation	—	—	—	—	1,685	—	1,685
Dividends	—	—	—	—	—	(3,692)	(3,692)
Share repurchase	—	—	(93,468)	(4,576)	—	—	(4,576)
BALANCE AT JUNE 30, 2019	41,123,365	$411	(4,268,984)	$(93,947)	$319,879	$305,745	$532,088

	Six Months Ended
	June 30, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation	—	—	—	—	2,134	—	2,134
Dividends	—	—	—	—	—	(3,844)	(3,844)
Share repurchase	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020	41,123,365	411	(4,673,627)	(112,513)	323,103	382,042	593,043
Net income	—	—	—	—	—	39,495	39,495
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,562	836	(280)	—	556
Issuance of restricted stock & performance stock	—	—	84,987	2,048	(2,048)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,002)	(454)	—	—	(454)
Stock-based compensation	—	—	—	—	1,644	—	1,644
Dividends	—	—	—	—	—	(3,830)	(3,830)
Share repurchase	—	—	(52,991)	(2,021)	—	—	(2,021)
BALANCE AT JUNE 30, 2020	41,123,365	$411	(4,620,071)	$(112,104)	$322,419	$417,707	$628,433

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,211	$44,039
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	17,141	13,006
Depreciation expense	13,633	12,013
Change in right-of-use assets	8,687	7,150
Bad debt expense	4,593	784
Deferred tax provision (benefit)	(2,980)	458
Amortization of debt financing costs	270	191
Gain on sale of assets	(866)	(411)
Changes in the fair value of contingent earn-out obligations	1,599	1,920
Stock-based compensation	5,188	4,679
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	30,258	(13,081)
Inventories	(220)	(197)
Prepaid expenses and other current assets	13,382	(735)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(6,185)	(3,070)
Other noncurrent assets	(228)	(275)
Increase (decrease) in—
Accounts payable and accrued liabilities	(1,984)	(37,849)
Billings in excess of costs and estimated earnings	22,082	2,699
Other long-term liabilities	2,205	(4,721)
Net cash provided by operating activities	163,786	26,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,539)	(15,680)
Proceeds from sales of property and equipment	1,378	632
Cash paid for acquisitions, net of cash acquired	(101,998)	(196,298)
Net cash used in investing activities	(115,159)	(211,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	178,000	307,000
Payments on revolving credit facility	(151,000)	(111,000)
Payments on term loan	(11,250)	—
Payments on other debt	(32,449)	(3,221)
Payments of dividends to stockholders	(7,674)	(7,198)
Share repurchase	(11,006)	(7,897)
Shares received in lieu of tax withholding	(1,076)	(1,498)
Proceeds from exercise of options	556	820
Deferred acquisition payments	(400)	(500)
Payments for contingent consideration arrangements	(9,865)	(593)
Net cash provided by (used in) financing activities	(46,164)	175,913
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,465	(8,833)
CASH AND CASH EQUIVALENTS, beginning of period	50,788	45,620
CASH AND CASH EQUIVALENTS, end of period	$53,253	$36,787

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes certain disclosure requirements including the valuation processes for Level 3 fair value measurements, the policy for timing of transfers between levels and the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The standard requires certain additional disclosures for public entities, including disclosure of the changes in unrealized gains and losses included in Other Comprehensive Income for Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Certain amendments, including the amendment on changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs, should be applied prospectively while other amendments should be applied retrospectively to all periods presented upon their effective date. We have modified our fair value disclosures to conform with the requirements of ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which we adopted on January 1, 2020.

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

In May 2020, the SEC issued a final rule to amend the financial statement requirements for business combinations and dispositions, including the related pro forma financial information. The rule revises the significance tests, including consideration of registrant’s market capitalization for the investment test and consideration of registrant’s revenue for the income test. The significance threshold for business dispositions is also increased from 10% to 20%. The rule further eliminates the potential requirement that registrants present a third year of audited financial statements of acquired businesses and modifies pro forma adjustments rules for items directly related to accounting for the transaction. The rule is effective January 1, 2021. Early adoption is permitted. The impact of this authoritative guidance on our consolidated financial statements will depend on future acquisitions and dispositions completed subsequent to adoption of this guidance.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing performance obligation(s). The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catchup basis.

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

In the first six months of 2020 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2020 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 9 – Segment Information for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2020		2019		2020		2019
Mechanical Services	$622,700	83.8%	$553,031	85.0%	$1,188,164	82.3%	$1,087,616	91.5%
Electrical Services	120,768	16.2%	97,271	15.0%	255,435	17.7%	101,159	8.5%
Total	$743,468	100.0%	$650,302	100.0%	$1,443,599	100.0%	$1,188,775	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2020		2019		2020		2019
Industrial	$300,870	40.5%	$198,002	30.5%	$576,068	39.9%	$366,662	30.8%
Education	130,004	17.5%	100,220	15.4%	239,588	16.6%	166,963	14.1%
Office Buildings	75,594	10.2%	105,483	16.2%	151,166	10.5%	171,695	14.4%
Healthcare	96,050	12.9%	87,878	13.5%	195,309	13.5%	179,901	15.1%
Government	39,832	5.4%	44,443	6.8%	78,813	5.5%	76,722	6.5%
Retail, Restaurants and Entertainment	64,628	8.7%	58,086	8.9%	125,831	8.7%	117,477	9.9%
Multi-Family and Residential	20,555	2.8%	29,061	4.5%	39,286	2.7%	59,296	5.0%
Other	15,935	2.0%	27,129	4.2%	37,538	2.6%	50,059	4.2%
Total	$743,468	100.0%	$650,302	100.0%	$1,443,599	100.0%	$1,188,775	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2020		2019		2020		2019
New Construction	$377,433	50.8%	$291,479	44.8%	$724,833	50.2%	$515,439	43.4%
Existing Building Construction	225,103	30.3%	199,398	30.7%	432,269	29.9%	381,694	32.1%
Service Projects	58,378	7.8%	58,808	9.0%	110,026	7.6%	109,192	9.2%
Service Calls, Maintenance and Monitoring	82,554	11.1%	100,617	15.5%	176,471	12.3%	182,450	15.3%
Total	$743,468	100.0%	$650,302	100.0%	$1,443,599	100.0%	$1,188,775	100.0%

Allowance for Credit Losses

We are required to estimate and record the expected credit losses over the contractual life of our financial assets measured at amortized cost, including billed and unbilled accounts receivable, other receivables and costs and estimated earnings in excess of billings. Accounts receivable include amounts from work completed in which we have billed or have an unconditional right to bill our customers. Our trade receivables are contractually due in less than a year.

We estimate our credit losses using a loss-rate method for each of our identified portfolio segments. Our portfolio segments are construction, service and other. While our construction and service financial assets are often with the same subset of customers and industries, our construction financial assets will generally have a lower loss-rate than service financial assets due to lien rights, which we are more likely to have on construction jobs. These lien rights result in lower credit loss expenses on average compared to receivables that do not have lien rights. Financial assets classified as Other include receivables that are not related to our core revenue producing activities, such as receivables related to our acquisition activity from former owners, our vendor rebate program or receivables for estimated losses in excess of our insurance deductible, which are accrued with a corresponding accrued insurance liability.

Loss rates for our portfolios are based on numerous factors, including our history of credit loss expense by portfolio, the financial strength of our customers and counterparties in each portfolio, the aging of our receivables, our expectation of likelihood of payment, macroeconomic trends in the U.S. and the current and forecasted non-residential construction market trends in the U.S.

In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer going bankrupt and no longer being able to pay the receivables due to us.

Starting in March 2020, we experienced negative impacts to our business due to the business disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The

Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2020.

During the first six months of 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by COVID-19 which is reflected in our bad debt expense in the current year. This increase was primarily, but not exclusively, due to concern over collectability of receivables from customers more directly impacted by COVID-19.

Activity in our allowance for credit losses consisted of the following (in thousands):

	Service	Construction	Other	Total
Balance at beginning of year	$3,192	$3,400	$315	$6,907
Impact of new accounting standard	310	331	54	695
Bad debt expense (benefit)	2,384	2,219	(10)	4,593
Deductions for uncollectible receivables written off, net of recoveries	(728)	(81)	—	(809)
Credit allowance of acquired companies on the acquisition date	—	502	—	502
Purchase accounting adjustments	—	72	—	72
Reclass to other current liabilities	—	—	(315)	(315)
Balance at June 30, 2020	$5,158	$6,443	$44	$11,645

Contract Assets and Liabilities

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. Contract assets include unbilled amounts typically resulting from sales under long term contracts when the cost to cost method of revenue recognition is used, revenue recognized exceeds the amount billed to the customer and right to payment is conditional or subject to completing a milestone, such as a phase of the project. Contract assets are generally classified as current.

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2020		2019
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$2,736	$166,918	$10,213	$130,986
Change due to acquisitions / disposals	7,469	37,047	6,573	31,556
Change due to conditional versus unconditional	13,389	—	(14,050)	—
Change in timing for performance obligation to be satisfied	—	22,082	—	4,376
Change related to credit allowance	(79)	—	—	—
Balance at end of period	$23,515	$226,047	$2,736	$166,918

In the first six months of 2020 and 2019, we recognized revenue of $152.4 million and $109.7 million related to our contract liabilities at January 1, 2020 and January 1, 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2020 and 2019.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.53 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of less than one year; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $3.4 million and $4.2 million in the first six months of 2020 and 2019, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of June 30, 2020 and December 31, 2019 was 4.2% and 3.9%, respectively. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2020 and 2019 was $6.9 million and $6.2 million, respectively. Lease expense for the six months ended June 30, 2020 and 2019 was $13.4 million and $11.8 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.7 years at June 30, 2020 and 8.1 years at December 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2020 and 2019 was approximately $1.6 million and $0.7 million, respectively. Rent paid to related parties for the six months ended June 30, 2020 and 2019 was approximately $2.5 million and $2.0 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	June 30, 2020	December 31, 2019
Lease right-of-use assets	$97,586	$84,073
Lease liabilities:
Other current liabilities	16,701	14,016
Long-term lease liabilities	83,753	72,697
Total lease liabilities	$100,454	$86,713

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2020 (excluding the six months ended June 30, 2020)	$10,598
2021	19,113
2022	16,138
2023	13,767
2024	12,294
Thereafter	46,744
Total Lease Payments	118,654
Less—Present Value Discount	(18,200)
Present Value of Lease Liabilities	$100,454

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$5,305	$4,095	$9,778	$7,873
Lease right-of-use assets obtained in exchange for lease liabilities	$19,922	$14,223	$22,200	$14,397

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures, can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, tax reserves for uncertain tax positions and accounting for losses associated with underperforming operations.

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

3. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our Term Loan and Revolving Credit Facility. The notional amount covered by these interest rate swaps was $215.0 million as of June 30, 2020 and gradually decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. All of our current derivatives are designated and accounted for as economic hedges.  Unsettled amounts under our economic hedges are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the three and six months ended June 30, 2020, we recognized a net loss of less than $0.1 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$53,253	$—	$—	$53,253
Life insurance—cash surrender value	$—	$4,298	$—	$4,298
Contingent earn-out obligations	$—	$—	$29,385	$29,385
Interest rate swaps	$—	$62	$—	$62

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,788	$—	$—	$50,788
Life insurance—cash surrender value	$—	$3,905	$—	$3,905
Contingent earn-out obligations	$—	$—	$28,497	$28,497

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. The fair value for our interest rate swaps is based upon inputs corroborated by observable market data with similar tenors, which are considered Level 2 inputs. The Company’s outstanding term loan held by third-party financial institutions is carried at cost, adjusted for debt issuance costs. The Company’s term loan is not publicly traded and the carrying amount approximates fair value as the loan accrues interest at a variable rate. The carrying value of our borrowings associated with the Revolving Credit Facility approximate its fair value due to the variable rate on such debt.

We have life insurance policies covering 74 employees with a combined face value of $54.2 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $4.3 million as of June 30, 2020 and $3.9 million as of December 31, 2019. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Significant unobservable inputs that could impact the fair value measurement include our weighted average cost of capital and the forecasted level of operating income for each earn-out measurement. As of June 30, 2020, cash flows were discounted using a weighted average cost of capital ranging from 9.0% - 16.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Balance at beginning of period	$28,497	$7,375
Issuances	9,155	19,500
Settlements	(9,866)	(1,369)
Adjustments to fair value	1,599	2,991
Balance at end of period	$29,385	$28,497

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current quarter on those assets required to be measured at fair value on a nonrecurring basis.

4. Acquisitions

TAS Energy Inc. Acquisition

On April 1, 2020, we consummated a merger through which TAS Energy Inc. (“TAS”) became a wholly owned subsidiary of the Company. TAS is headquartered in Houston, Texas and is a leading engineering, design and construction provider of modular construction systems serving the technology, power and industrial sectors. As a result of the acquisition, TAS is a wholly owned subsidiary of the Company reported in our mechanical services segment.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$105,950
Working capital adjustment	39,715
Notes issued to former owners	14,000
Estimated fair value of contingent earn-out payments	9,100
$168,765

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$47,460
Billed and unbilled accounts receivable	18,702
Other current assets	15,634
Other long-term assets	935
Property and equipment	7,709
Goodwill	73,409
Identifiable intangible assets	53,400
Lease right-of-use asset	19,736
Accounts payable	(16,453)
Billings in excess of costs and estimated earnings	(24,196)
Current lease liabilities	(2,337)
Accrued expenses and other current liabilities	(4,849)
Long-term lease liabilities	(17,398)
Other long-term liabilities	(2,987)
$168,765

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of intangible assets and accrued liabilities. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recognized as a result of the TAS acquisition is not deductible for tax purposes.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 15%-23.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

As a result of the TAS acquisition, we acquired an estimated $55.5 million of federal net operating loss (“NOL”) carryforwards and $6.5 million of state NOL carryforwards. Our ability to utilize these NOL carryforwards to reduce taxable income in future years is subject to significant limitations under Section 382 of the Internal Revenue Code due to the ownership change in TAS on April 1, 2020. While we expect to fully utilize the federal NOL carryforwards before they begin to expire in 2031, a full valuation allowance was recorded against the state NOL carryforwards. We do not believe it is more-likely-than-not that we will have sufficient revenue-generating operations in those states in the future.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1 year	$5,200
Trade Name	Relief-from-royalty	25 years	8,200
Customer Relationships	Excess earnings	10 years	40,000
Total			$53,400

The contingent earn-out obligation is associated with the achievement of two earnings milestones over a 27-month period, and the range of each estimated milestone payment is $1 million to $8 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement.  Cash flows were discounted using a 17.7% discount rate, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period.  Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Other Acquisitions

We completed the acquisition of the electrical contractor in North Carolina in the first quarter of 2020 with a total preliminary purchase price of $41.6 million. This acquisition is reported in our electrical services segment. We completed the acquisition of Walker, which is reported in our electrical services segment, in the second quarter of 2019 with a total purchase price of $235.4 million. In 2019, in addition to the Walker acquisition, we completed one acquisition in the first quarter of 2019 and one acquisition in the second quarter of 2019 with a total purchase price of $2.6 million.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. Excluding the Walker and TAS acquisitions, the acquisitions completed in the current and prior year were not material, individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out under which continued employment is a condition to receive payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2018	$235,182	$—	$235,182
Acquisitions and purchase price adjustments (See Note 4)	579	96,686	97,265
Impact of segment reorganization	(1,101)	1,101	—
Balance at December 31, 2019	234,660	97,787	332,447
Acquisitions and purchase price adjustments (See Note 4)	73,409	14,926	88,335
Balance at June 30, 2020	$308,069	$112,713	$420,782

During the fourth quarter of 2019, the Company performed its annual goodwill impairment test resulting in no impairment charges, as the calculated fair values for the majority of the Company’s reporting units that have goodwill were significantly in excess (all greater than 80%) of the respective reporting unit’s carrying value, while two reporting units that were recently acquired had calculated fair values in excess of carrying value of at least 27%. During the first quarter of 2020, we considered the economic impacts of COVID-19 to be a triggering event for review of goodwill impairment at each of our reporting units. After performing a qualitative goodwill impairment assessment as of March 31, 2020, we determined that we did not have a goodwill impairment as of that date. We reassessed one reporting unit’s (Walker) fair value in the second quarter and determined that the fair value exceeded carrying value by approximately 29% as of June 30, 2020, up from 27% in our 2019 annual impairment test. As a result of uncertainty caused by COVID-19 and Walker’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve whether due to COVID-19 or other events and conditions. As of June 30, 2020, Walker had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Estimated	June 30, 2020		December 31, 2019
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$231,492	$(91,882)	$183,061	$(80,813)
Backlog	1 - 2	12,600	(10,822)	7,400	(6,388)
Tradenames	2 - 25	85,695	(16,919)	71,995	(15,281)
Total		$329,787	$(119,623)	$262,456	$(102,482)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the three and six months ended June 30, 2020 was $10.9 million and $17.1 million, respectively. Amortization expense for the three and six months ended June 30, 2019 was $8.1 million and $13.0 million, respectively.

At June 30, 2020, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2020 (remainder of the year)	$15,557
2021	24,610
2022	21,989
2023	20,535
2024	19,185
Thereafter	108,288
Total	$210,164

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Revolving credit facility	$55,000	$28,000
Term loan	138,750	150,000
Notes to former owners	38,050	48,483
Other debt	35	—
Total principal amount	231,835	226,483
Less—unamortized debt issuance costs	(308)	(348)
Total debt, net of unamortized debt issuance costs	231,527	226,135
Less—current portion	(85)	(20,817)
Total long-term portion of debt, net	$231,442	$205,318

Revolving Credit Facility and Term Loan

In December 2019, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $400.0 million to $600.0 million. As amended, the Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In connection with the amendment in December 2019, we incurred approximately $1.4 million in financing and professional costs that are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of June 30, 2020, we had $55.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $339.4 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.2% as of June 30, 2020. The weighted average interest rate applicable to the term loan was approximately 1.7% as of June 30, 2020.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of June 30, 2020 was 0.9.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2020 was 7.3.

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

We were in compliance with all of our financial covenants as of June 30, 2020.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $38.1 million as of June 30, 2020. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $14.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $15.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. Of the outstanding principal amount, $2.5 million is due in April 2022 and $12.5 million is due in April 2023. In conjunction with two immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $1.1 million as of June 30, 2020 that bear interest, payable quarterly, at stated interest rates ranging from 3.0% - 3.5%. The principal amounts are due between July 2020 – July 2021.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2020 and 2019, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common shares outstanding, end of period	36,503	36,854	36,503	36,854
Effect of using weighted average common shares outstanding	78	89	125	79
Shares used in computing earnings per share—basic	36,581	36,943	36,628	36,933
Effect of shares issuable under stock option plans based on the treasury stock method	99	221	124	226
Effect of restricted and contingently issuable shares	57	59	69	69
Shares used in computing earnings per share—diluted	36,737	37,223	36,821	37,228

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of June 30, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.36 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2020, we repurchased 0.3 million shares for approximately $11.0 million at an average price of $37.91 per share.

9. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended June 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$622,700	$120,768	$—	$743,468
Gross Profit	$135,757	$9,938	$—	$145,695

	Three Months Ended June 30, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$553,031	$97,271	$—	$650,302
Gross Profit	$110,279	$9,737	$—	$120,016

	Six Months Ended June 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,188,164	$255,435	$—	$1,443,599
Gross Profit	$244,679	$18,109	$—	$262,788

	Six Months Ended June 30, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,087,616	$101,159	$—	$1,188,775
Gross Profit	$216,131	$10,550	$—	$226,681

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

Approximately 87.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2020, we had 5,645 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $887,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.4 billion of aggregate contract value as of June 30, 2020, or approximately 87% of a total contract value for all projects in progress, totaling $5.0 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2020, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,835	$650.8
$1 million - $5 million	592	1,309.9
$5 million - $10 million	112	797.9
$10 million - $15 million	52	641.7
Greater than $15 million	54	1,606.9
Total	5,645	$5,007.2

In addition to project work, approximately 12.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of June 30, 2020, we had $339.4 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-one calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue	$743,468	100.0%	$650,302	100.0%	$1,443,599	100.0%	$1,188,775	100.0%
Cost of services	597,773	80.4%	530,286	81.5%	1,180,811	81.8%	962,094	80.9%
Gross profit	145,695	19.6%	120,016	18.5%	262,788	18.2%	226,681	19.1%
Selling, general and administrative expenses	85,045	11.4%	84,506	13.0%	177,969	12.3%	163,411	13.7%
Gain on sale of assets	(312)	—	(192)	—	(866)	(0.1)%	(411)	—
Operating income	60,962	8.2%	35,702	5.5%	85,685	5.9%	63,681	5.4%
Interest income	28	—	67	—	92	—	92	—
Interest expense	(2,554)	(0.3)%	(3,050)	(0.5)%	(5,171)	(0.4)%	(4,112)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(3,871)	(0.5)%	(1,762)	(0.3)%	(1,599)	(0.1)%	(1,920)	(0.2)%
Other income (expense)	—	—	149	—	25	—	164	—
Income before income taxes	54,565	7.3%	31,106	4.8%	79,032	5.5%	57,905	4.9%
Provision for income taxes	15,070		6,933		21,821		13,866
Net income	$39,495	5.3%	$24,173	3.7%	$57,211	4.0%	$44,039	3.7%

We had 35 operating locations as of December 31, 2019. In the second quarter of 2020, we completed the acquisition of TAS, which reports as a separate operating location. As of June 30, 2020, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2020 to 2019, as described below, excludes three months of results for Walker, which was acquired April 1, 2019, five months of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation and three months of results for TAS, which was acquired on April 1, 2020. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in”, with existing operations. While the electrical contractor in North Carolina is tucked-in with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the second quarter of 2020 increased $93.2 million, or 14.3%, to $743.5 million compared to the same period in 2019. The increase included a 12.2% increase related to the North Carolina electrical contractor and TAS acquisitions and a 2.1% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2020		2019
Revenue:
Mechanical Services	$622,700	83.8%	$553,031	85.0%
Electrical Services	120,768	16.2%	97,271	15.0%
Total	$743,468	100.0%	$650,302	100.0%

Revenue for our mechanical services segment increased $69.7 million, or 12.6%, to $622.7 million for the second quarter of 2020 compared to the same period in 2019. The increase included the acquisition of TAS in April 2020 ($55.7 million). The increase further included an increase in activity in the industrial sector at our North Carolina operation ($9.8 million) and in the education sector at two of our Virginia operations ($12.2 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($4.8 million).

Revenue for our electrical services segment increased $23.5 million to $120.8 million for the second quarter of 2020 compared to the same period in 2019. The increase related to the acquisition of the electrical contractor in North Carolina in February 2020.

Revenue for the first six months of 2020 increased $254.8 million, or 21.4%, to $1.44 billion compared to the same period in 2019. The increase included a 17.5% increase related to the TAS, North Carolina electrical contractor and Walker acquisitions and a 3.9% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2020		2019
Revenue:
Mechanical Services	$1,188,164	82.3%	$1,087,616	91.5%
Electrical Services	255,435	17.7%	101,159	8.5%
Total	$1,443,599	100.0%	$1,188,775	100.0%

Revenue for our mechanical services segment increased $100.5 million, or 9.2%, to $1.2 billion for the first six months of 2020 compared to the same period in 2019. Of this increase, $55.7 million was attributable to the TAS acquisition. The same-store revenue increase included an increase in activity in the industrial sector at our North Carolina operation ($23.6 million) and one of our Texas operations ($18.1 million), as well as in the education sector at one of our Virginia operations ($14.8 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($10.5 million).

Revenue for our electrical services segment increased $154.3 million to $255.4 million for the first six months of 2020 compared to the same period in 2019. The increase related to the acquisition of Walker in April 2019 as well as the acquisition of the electrical contractor in North Carolina in February 2020.

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30,		December 31,		June 30,
	2020		2019		2019
Backlog:
Mechanical Services	$1,326,406	86.6%	$1,348,651	84.2%	$1,258,403	84.1%
Electrical Services	204,774	13.4%	253,135	15.8%	237,436	15.9%
Total	$1,531,180	100.0%	$1,601,786	100.0%	$1,495,839	100.0%

Backlog as of June 30, 2020 was $1.53 billion, a 5.4% decrease from March 31, 2020 backlog of $1.62 billion, and a 2.4% increase from June 30, 2019 backlog of $1.50 billion. Sequential backlog included the acquisition of TAS ($45.3 million) and a same-store decrease of $132.5 million or 8.2%. Sequential same-store backlog decreased primarily due to completion of project work at two of our Virginia operations ($45.3 million), Walker ($32.2 million), one of our Texas operations ($31.7 million) and our Colorado operation ($15.7 million), partially offset by increased project bookings at one of our Indiana operations ($21.0 million). The year-over-year backlog increase included the TAS acquisition ($45.3 million) and the acquisition of the electrical contractor in North Carolina ($45.8 million) as well as a same-store decrease of $55.7 million or 3.7%. Same-store year-over-year backlog decreased primarily due to completion of project work at Walker ($72.4 million) and our North Carolina operation ($31.1 million), partially offset by increased project bookings at two of our Virginia operations ($41.9 million) and one of our Indiana operations ($32.7 million).

Gross Profit—Gross profit increased $25.7 million, or 21.4%, to $145.7 million for the second quarter of 2020 as compared to the same period in 2019. The increase included a 6.6% increase related to the TAS and North Carolina electrical contractor acquisitions and a 14.8% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at our North Carolina operation ($8.0 million), one of our New York operations ($3.1 million), our Wisconsin operation ($2.6 million) and our New Hampshire operation ($2.3 million), partially offset by a decrease at one of our Florida operations ($4.6 million) compared to the prior year. Additionally, we had increased volumes at one of our Virginia operations ($1.7 million), partially offset by a decrease at our Michigan operation ($1.4 million). As a percentage of revenue, gross profit for the second quarter increased from 18.5% in 2019 to 19.6% in 2020 primarily due to a broad-based improvement in project execution, as discussed above.

Gross profit increased $36.1 million, or 15.9%, to $262.8 million for the first six months of 2020 as compared to the same period in 2019. The increase included a 6.6% increase related to the TAS, North Carolina electrical contractor and Walker acquisitions and a 9.3% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at our North Carolina operation ($13.3 million) and our New Hampshire operation ($3.4 million), partially offset by a decrease at one of our Florida operations ($7.6 million) compared to the prior year. Additionally, we had increased volumes at our Wisconsin operation ($3.5 million). As a percentage of revenue, gross profit for the six-month period decreased from 19.1% in 2019 to 18.2% in 2020 primarily due to the factors discussed above and lower margins on the Walker acquisition, which was acquired in April 2019. Additionally, preventative and protective actions taken on projects, such as the social distancing and other procedure adjustments caused by COVID-19, negatively impacted margins starting in March 2020.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $0.5 million, or 0.6%, to $85.0 million for the second quarter of 2020 as compared to 2019. On a same-store basis, excluding amortization expense, SG&A decreased $4.2 million, or 5.3%. This decrease is primarily due to the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($1.7 million) as well as reductions in travel related expenses as a result of COVID-19 ($1.3 million).  Amortization expense increased $0.8 million during the period, primarily as a result of the TAS and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A for the second quarter decreased from 13.0% in 2019 to 11.4% in 2020.

SG&A increased $14.6 million, or 8.9%, to $178.0 million for the first six months of 2020 as compared to 2019. On a same-store basis, excluding amortization expense, SG&A increased $0.4 million, or 0.3%. This increase is primarily due to the increase in revenue compared to the prior year period as well as an increase in bad debt expense mainly driven by concerns about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. This increase in SG&A was partially offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($3.4 million). Amortization expense increased $2.2 million during the period primarily as a result of the Walker, TAS and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A for the six-month period decreased from 13.7% in 2019 to 12.3% in 2020 partially due to the acquisition of Walker, which has lower SG&A as a percentage of revenue as well as due to a reduction in travel related expenses as a result of COVID-19 ($1.6 million).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
SG&A	$85,045	$84,506	$177,969	$163,411
Less: SG&A from companies acquired	(3,903)	—	(11,917)	—
Less: Amortization expense	(6,937)	(6,122)	(12,707)	(10,510)
Same-store SG&A, excluding amortization expense	$74,205	$78,384	$153,345	$152,901

Interest Expense—Interest expense decreased $0.5 million, or 16.3%, to $2.6 million for the second quarter of 2020 as compared to the same period in 2019. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in the second quarter of 2020 compared to the prior year. Interest expense increased $1.1 million for the first six months of 2020 as compared to the same period in 2019. The increase reflects the increased borrowings on the senior credit facility and notes to former owners as a result of our recent acquisitions, including TAS.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2020 increased $2.1 million as compared to the same period in 2019. This increase was primarily caused by credit spreads decreasing and an increase in volatility in the second quarter of this year, which increased the earn-out liabilities. Expense from changes in the fair value of contingent earn-out obligations for the first six months of 2020 decreased $0.3 million as compared to the same period in 2019. This decrease was primarily caused by higher expenses in the prior year as a result of increasing our obligation related to the Walker and Indiana acquisitions.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2020 was $21.8 million with an effective tax rate of 27.6% as compared to a provision for income taxes of $13.9 million with an effective tax rate of 23.9% for the same period in 2019. The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.7%) and nondeductible expenses, including nondeductible expenses related to TAS (2.2%). The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.5%) and nondeductible expenses (1.7%) partially offset by benefits from the expected filing of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (2.5%) and deductions for stock-based compensation (0.7%).

We currently estimate our effective tax rate for the full year 2020 will be between 25% and 30%. Our effective tax rate in 2020 could benefit from the extension of the 179D deduction through 2020 under the Taxpayer Certainty and Disaster Tax Relief Act of 2019 but will be offset by the tax impact of nondeductible expenses related to TAS.

Outlook

Industry conditions improved during the four-year period from 2016 to 2019, and at the beginning of 2020 we expected this strong activity to continue during the current year. However, starting at the end of the first quarter of this year, we experienced negative impacts to our business due to the business disruption caused by Coronavirus Disease

2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the United States declared the COVID-19 outbreak a national emergency.

Our service business experienced the first and most pronounced negative impacts, largely because of building closures or decisions by customers to limit building access. As of the end of the second quarter, the majority of our service operations had returned to levels that are at or near normal functioning. Our construction activities have generally been classified as essential services in the substantial majority of our markets, although we have had certain jobs temporarily close or partially due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We have experienced delays in the award of new construction work in certain instances, and we have also experienced limited instances of delayed starts. Additionally, we have had some delays or cancellations of work in less than 5% of our backlog. Across our operations we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of June 30, 2020 and determined that there were no material or systematic adverse impacts on the Company’s second quarter except for diminished revenue, operational inefficiency, and adjustments in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

At this time it is impossible to quantify the potential impact to our second half of the year because we do not know how the pandemic and related governmental decisions will unfold, nor how the pandemic may impact decisions of our customers. Assuming the pandemic does not materially worsen the economic outlook of our markets, we expect to have substantial positive earnings in the third and fourth quarters of 2020 and we currently believe that our earnings for full-year 2020 will be at least comparable to the profitability that we achieved for 2019.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Cash provided by (used in):
Operating activities	$163,786	$26,600
Investing activities	(115,159)	(211,346)
Financing activities	(46,164)	175,913

Free cash flow:
Cash provided by operating activities	$163,786	$26,600
Purchases of property and equipment	(14,539)	(15,680)
Proceeds from sales of property and equipment	1,378	632
Free cash flow	$150,625	$11,552

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

Cash provided by operating activities was $163.8 million during the first six months of 2020 compared with $26.6 million during the same period in 2019. This increase was primarily driven by a $43.3 million change in receivables, net, a $35.9 million change in accounts payable and accrued liabilities and a $19.4 million change in billings in excess of costs driven by timing of payments and project billings. Operating cash flows in the current year benefited by approximately $10.5 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as well as approximately $8.5 million benefit from being allowed to defer federal and state tax payments that normally would have been paid by June 30, 2020.

Cash Used in Investing Activities—During the first six months of 2020, cash used in investing activities was $115.2 million compared to $211.3 million during the same period in 2019. The $96.2 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2020 compared to the same period in 2019.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $46.2 million for the first six months of 2020 compared to cash provided by financing activities of $175.9 million during the same period in 2019. The $222.1 million decrease in cash provided by financing activities is primarily due to a $180.3 million decrease in net proceeds from the senior credit facility compared to the prior year driven by stronger operating cash flows in the current year that allowed us to pay down more debt and due to additional funding obtained in 2019 for the acquisition of Walker.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of June 30, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.36 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2020, we repurchased 0.3 million shares for approximately $11.0 million at an average price of $37.91 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of June 30, 2020, we had $55.0 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $339.4 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of June 30, 2020 was 0.9.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of June 30, 2020 was 7.3.

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

We were in compliance with all of our financial covenants as of June 30, 2020.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $38.1 million as of June 30, 2020. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $14.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $15.0 million as of June 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. Of the outstanding principal, $2.5 million is due in April 2022 and $12.5 million is due in April 2023. In conjunction with two immaterial acquisitions in 2018 and 2019, we issued notes to former owners with an outstanding balance of $1.1 million as of June 30, 2020 that bear interest, payable quarterly, at stated interest rates ranging from 3.0% - 3.5%. The principal amounts are due between July 2020 – July 2021.

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

Contractual Obligations

As of June 30, 2020, we have $55.6 million in letter of credit commitments, of which $18.6 million will expire in 2020 and $37.0 million will expire in 2021. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 2.2% as of June 30, 2020. The weighted average interest rate applicable to the term loan was approximately 1.7% as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s operations have and continue to be affected by the ongoing global COVID-19 pandemic (the “virus”), which was declared a “pandemic” by the World Health Organization in March 2020, and the resulting volatility and uncertainty it has caused in the U.S. and other markets. The full impact of COVID-19 is unknown and rapidly evolving; the pandemic could result in a prolonged economic downturn and has disrupted, and may continue to disrupt, the Company’s business. The outbreak and any preventative or protective actions that the Company or its customers, suppliers, vendors and other third parties may take in respect of this virus, including those required by regulatory authorities, have and may continue to result in a period of disruption. The Company cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may materially impact the Company’s business, financial position, results of operations, cash flows and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of June 30, 2020, we have repurchased a cumulative total of 8.9 million shares at an average price of $18.36 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2020, we repurchased 0.3 million shares for approximately $11.0 million at an average price of $37.91 per share.

During the quarter ended June 30, 2020, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	—	$—	8,864,726	683,443
May 1 - May 31	3,000	$36.72	8,867,726	680,443
June 1 - June 30	49,991	$38.22	8,917,717	630,452
	52,991	$38.14	8,917,717	630,452

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 9.5 million shares have been approved for repurchase.

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

Comfort Systems USA, Inc.

July 27, 2020	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 27, 2020	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 27, 2020	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer