Form 10-Q
period 2020-09-30
COMFORT SYSTEMS USA INC
filed 2020-10-26
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

The number of shares outstanding of the issuer’s common stock as of October 21, 2020 was 36,394,751 (excluding treasury shares of 4,728,614).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,540	$50,788
Billed accounts receivable, less allowance for credit losses of $9,896 and $6,907, respectively	608,861	619,037
Unbilled accounts receivable, less allowance for credit losses of $784 and $0, respectively	46,509	55,542
Other receivables, less allowance for credit losses of $884 and $0, respectively	36,991	37,632
Inventories	12,700	10,053
Prepaid expenses and other	10,313	14,396
Costs and estimated earnings in excess of billings, less allowance for credit losses of $79 and $0, respectively	25,382	2,736
Total current assets	811,296	790,184
PROPERTY AND EQUIPMENT, NET	119,131	109,796
LEASE RIGHT-OF-USE ASSET	95,815	84,073
GOODWILL	420,782	332,447
IDENTIFIABLE INTANGIBLE ASSETS, NET	201,998	159,974
DEFERRED TAX ASSETS	21,656	21,923
OTHER NONCURRENT ASSETS	7,291	6,615
Total assets	$1,677,969	$1,505,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$70	$20,817
Accounts payable	176,484	196,195
Accrued compensation and benefits	119,931	102,891
Billings in excess of costs and estimated earnings	217,454	166,918
Accrued self-insurance	49,369	39,546
Other current liabilities	92,035	81,630
Total current liabilities	655,343	607,997
LONG-TERM DEBT, NET	222,213	205,318
LEASE LIABILITIES	81,638	72,697
DEFERRED TAX LIABILITIES	3,365	1,425
OTHER LONG-TERM LIABILITIES	47,284	32,271
Total liabilities	1,009,843	919,708
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,723,672 and 4,465,448 shares, respectively	(118,551)	(103,960)
Additional paid-in capital	322,304	320,168
Retained earnings	463,962	368,685
Total stockholders’ equity	668,126	585,304
Total liabilities and stockholders’ equity	$1,677,969	$1,505,012

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUE	$714,099	$706,918	$2,157,698	$1,895,693
COST OF SERVICES	566,903	564,216	1,747,714	1,526,310
Gross profit	147,196	142,702	409,984	369,383
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	90,888	90,006	268,857	253,417
GAIN ON SALE OF ASSETS	(377)	(708)	(1,243)	(1,119)
Operating income	56,685	53,404	142,370	117,085
OTHER INCOME (EXPENSE):
Interest income	7	82	99	174
Interest expense	(1,733)	(2,779)	(6,904)	(6,891)
Changes in the fair value of contingent earn-out obligations	3,423	(2,004)	1,824	(3,924)
Other	(15)	3	10	167
Other income (expense)	1,682	(4,698)	(4,971)	(10,474)
INCOME BEFORE INCOME TAXES	58,367	48,706	137,399	106,611
PROVISION FOR INCOME TAXES	8,279	12,473	30,100	26,339
NET INCOME	$50,088	$36,233	$107,299	$80,272

INCOME PER SHARE:
Basic	$1.37	$0.98	$2.93	$2.18
Diluted	$1.36	$0.98	$2.92	$2.16

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,557	36,805	36,604	36,891
Diluted	36,750	37,051	36,797	37,170
DIVIDENDS PER SHARE	$0.105	$0.100	$0.314	$0.295

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2019
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income	—	—	—	—	—	19,866	19,866
Issuance of Stock:
Issuance of shares for options exercised	—	—	41,103	861	(61)	—	800
Issuance of restricted stock & performance stock	—	—	38,539	817	1,189	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(15,013)	(781)	—	—	(781)
Stock-based compensation	—	—	—	—	2,084	—	2,084
Dividends	—	—	—	—	—	(3,506)	(3,506)
Share repurchase	—	—	(67,394)	(3,321)	—	—	(3,321)
BALANCE AT MARCH 31, 2019	41,123,365	411	(4,232,418)	(90,171)	319,691	285,264	515,195
Net income	—	—	—	—	—	24,173	24,173
Issuance of Stock:
Issuance of shares for options exercised	—	—	1,408	31	(11)	—	20
Issuance of restricted stock & performance stock	—	—	69,067	1,486	(1,486)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,573)	(717)	—	—	(717)
Stock-based compensation	—	—	—	—	1,685	—	1,685
Dividends	—	—	—	—	—	(3,692)	(3,692)
Share repurchase	—	—	(93,468)	(4,576)	—	—	(4,576)
BALANCE AT JUNE 30, 2019	41,123,365	411	(4,268,984)	(93,947)	319,879	305,745	532,088
Net income	—	—	—	—	—	36,233	36,233
Issuance of Stock:
Issuance of shares for options exercised	—	—	5,426	124	57	—	181
Issuance of restricted stock & performance stock	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	221	—	221
Dividends	—	—	—	—	—	(3,673)	(3,673)
Share repurchase	—	—	(183,880)	(7,420)	—	—	(7,420)
BALANCE AT SEPTEMBER 30, 2019	41,123,365	$411	(4,447,438)	$(101,243)	$320,157	$338,305	$557,630

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation	—	—	—	—	2,134	—	2,134
Dividends	—	—	—	—	—	(3,844)	(3,844)
Share repurchase	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020	41,123,365	411	(4,673,627)	(112,513)	323,103	382,042	593,043
Net income	—	—	—	—	—	39,495	39,495
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,562	836	(280)	—	556
Issuance of restricted stock & performance stock	—	—	84,987	2,048	(2,048)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,002)	(454)	—	—	(454)
Stock-based compensation	—	—	—	—	1,644	—	1,644
Dividends	—	—	—	—	—	(3,830)	(3,830)
Share repurchase	—	—	(52,991)	(2,021)	—	—	(2,021)
BALANCE AT JUNE 30, 2020	41,123,365	411	(4,620,071)	(112,104)	322,419	417,707	628,433
Net income	—	—	—	—	—	50,088	50,088
Issuance of Stock:
Issuance of shares for options exercised	—	—	54,207	1,324	(325)	—	999
Issuance of restricted stock & performance stock	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	210	—	210
Dividends	—	—	—	—	—	(3,833)	(3,833)
Share repurchase	—	—	(157,808)	(7,771)	—	—	(7,771)
BALANCE AT SEPTEMBER 30, 2020	41,123,365	$411	(4,723,672)	$(118,551)	$322,304	$463,962	$668,126

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,299	$80,272
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	25,306	20,221
Depreciation expense	20,818	18,222
Change in right-of-use assets	12,338	10,552
Bad debt expense	5,318	2,093
Deferred tax provision (benefit)	1,197	(2,620)
Amortization of debt financing costs	408	287
Gain on sale of assets	(1,243)	(1,119)
Changes in the fair value of contingent earn-out obligations	(1,824)	3,924
Stock-based compensation	5,949	4,861
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	33,304	(31,647)
Inventories	(708)	(248)
Prepaid expenses and other current assets	9,417	(4,625)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(7,007)	(2,081)
Other noncurrent assets	(631)	(544)
Increase (decrease) in—
Accounts payable and accrued liabilities	(16,030)	6,635
Billings in excess of costs and estimated earnings	13,489	4,555
Other long-term liabilities	9,000	(9,023)
Net cash provided by operating activities	216,400	99,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,459)	(22,641)
Proceeds from sales of property and equipment	1,890	1,447
Proceeds from sale of business	—	1,611
Cash paid for acquisitions, net of cash acquired	(112,945)	(196,470)
Net cash used in investing activities	(130,514)	(216,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	198,000	320,000
Payments on revolving credit facility	(164,500)	(177,000)
Payments on term loan	(15,000)	—
Payments on other debt	(44,464)	(3,254)
Payments of dividends to stockholders	(11,507)	(10,871)
Share repurchase	(18,777)	(15,317)
Shares received in lieu of tax withholding	(1,076)	(1,498)
Proceeds from exercise of options	1,555	1,001
Deferred acquisition payments	(500)	(637)
Payments for contingent consideration arrangements	(9,865)	(1,343)
Net cash provided by (used in) financing activities	(66,134)	111,081
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,752	(5,257)
CASH AND CASH EQUIVALENTS, beginning of period	50,788	45,620
CASH AND CASH EQUIVALENTS, end of period	$70,540	$40,363

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for credit losses, self-insurance accruals, deferred tax assets, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The standard requires companies to consider historical experiences, current market conditions and reasonable and supportable forecasts in the measurement of expected credit losses. The standard requires us to accrue higher credit losses on financial assets compared to the legacy guidance on various items, such as contract assets and current receivables. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. We adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020, and the impact was not material to our overall financial statements. The adoption of ASU No. 2016-13 resulted in an increase in Allowance for Credit Losses of $0.7 million, an increase to Deferred Tax Assets of $0.2 million and an impact of $0.5 million to Retained Earnings.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes certain disclosure requirements, including the valuation processes for Level 3 fair value measurements, the policy for timing of transfers between levels and the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The standard requires certain additional disclosures for public entities, including disclosure of the changes in unrealized gains and losses included in Other Comprehensive Income for Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Certain amendments, including the amendment on changes in unrealized gains and losses and the range and weighted average of significant unobservable inputs, should be applied prospectively while other amendments should be applied retrospectively to all periods presented upon their effective date. We have modified our fair value disclosures to conform with the requirements of ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which we adopted on January 1, 2020.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. Early adoption is permitted. We do not expect our adoption of this standard on January 1, 2021 to have a material impact on our consolidated financial statements.

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

We provide mechanical and electrical contracting services. Our mechanical segment principally includes HVAC, plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We install, maintain, repair and replace products and systems throughout the United States. All of our revenue is recognized over time as we deliver goods and services to our customers. Revenue can be earned based on an agreed-upon fixed price or based on actual costs incurred, marked up at an agreed-upon percentage.

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

In the first nine months of 2020 and 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2020		2019		2020		2019
Mechanical Services	$621,140	87.0%	$590,016	83.5%	$1,809,304	83.9%	$1,677,632	88.5%
Electrical Services	92,959	13.0%	116,902	16.5%	348,394	16.1%	218,061	11.5%
Total	$714,099	100.0%	$706,918	100.0%	$2,157,698	100.0%	$1,895,693	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2020		2019		2020		2019
Industrial	$268,651	37.6%	$222,156	31.4%	$844,719	39.1%	$588,818	31.1%
Education	135,992	19.0%	125,836	17.8%	375,580	17.4%	292,799	15.4%
Office Buildings	81,183	11.4%	83,271	11.8%	232,349	10.8%	254,966	13.5%
Healthcare	86,061	12.1%	126,909	18.0%	281,370	13.0%	306,810	16.2%
Government	40,631	5.7%	41,502	5.9%	119,444	5.5%	118,224	6.2%
Retail, Restaurants and Entertainment	64,212	9.0%	67,141	9.5%	190,043	8.8%	184,618	9.7%
Multi-Family and Residential	21,776	3.0%	24,121	3.4%	61,062	2.8%	83,417	4.4%
Other	15,593	2.2%	15,982	2.2%	53,131	2.6%	66,041	3.5%
Total	$714,099	100.0%	$706,918	100.0%	$2,157,698	100.0%	$1,895,693	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2020		2019		2020		2019
New Construction	$310,000	43.4%	$312,279	44.2%	$1,034,833	48.0%	$827,718	43.7%
Existing Building Construction	235,798	33.0%	224,125	31.6%	668,067	30.9%	605,819	31.9%
Service Projects	69,162	9.7%	62,668	8.9%	179,188	8.3%	171,860	9.1%
Service Calls, Maintenance and Monitoring	99,139	13.9%	107,846	15.3%	275,610	12.8%	290,296	15.3%
Total	$714,099	100.0%	$706,918	100.0%	$2,157,698	100.0%	$1,895,693	100.0%

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

Starting in March 2020, we experienced negative impacts to our business due to the business disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2020.

During the first nine months of 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by COVID-19, which is reflected in our bad debt expense in the current year. This increase was primarily, but not exclusively, due to concern over collectability of receivables from customers more directly impacted by COVID-19.

Activity in our allowance for credit losses consisted of the following (in thousands):

	Service	Construction	Other	Total
Balance at beginning of year	$3,192	$3,400	$315	$6,907
Impact of new accounting standard	310	331	54	695
Bad debt expense (benefit)	2,651	2,678	(11)	5,318
Deductions for uncollectible receivables written off, net of recoveries	(913)	(623)	—	(1,536)
Credit allowance of acquired companies on the acquisition date	—	502	—	502
Purchase accounting adjustments	—	72	—	72
Reclass to other current liabilities	—	—	(315)	(315)
Balance at September 30, 2020	$5,240	$6,360	$43	$11,643

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2020		2019
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$2,736	$166,918	$10,213	$130,986
Change due to acquisitions / disposals	7,469	37,047	6,573	31,556
Change related to credit allowance	(79)	—	—	—
Other changes in the period	15,256	13,489	(14,050)	4,376
Balance at end of period	$25,382	$217,454	$2,736	$166,918

In the first nine months of 2020 and 2019, we recognized revenue of $164.4 million and $123.3 million related to our contract liabilities at January 1, 2020 and January 1, 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2020 and 2019.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.43 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of less than one year; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $6.1 million and $6.2 million in the first nine months of 2020 and 2019, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of September 30, 2020 and December 31, 2019 was 4.2% and 3.9%, respectively. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended September 30, 2020 and 2019 was $8.0 million and $6.5 million, respectively. Lease expense for the nine months ended September 30, 2020 and 2019 was $21.4 million and $18.3 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.6 years at September 30, 2020 and 8.1 years at December 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2020 and 2019 was approximately $2.0 million and $0.7 million, respectively. Rent paid to related parties for the nine months ended September 30, 2020 and 2019 was approximately $4.5 million and $2.7 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	September 30, 2020	December 31, 2019
Lease right-of-use assets	$95,815	$84,073
Lease liabilities:
Other current liabilities	16,368	14,016
Long-term lease liabilities	81,638	72,697
Total lease liabilities	$98,006	$86,713

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2020 (excluding the nine months ended September 30, 2020)	$5,306
2021	19,397
2022	16,353
2023	14,172
2024	12,671
Thereafter	47,693
Total Lease Payments	115,592
Less—Present Value Discount	(17,586)
Present Value of Lease Liabilities	$98,006

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$5,362	$4,566	$15,140	$12,439
Lease right-of-use assets obtained in exchange for lease liabilities	$1,880	$6,865	$24,080	$21,262

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

In the third quarter of 2019, we filed an amended federal return for 2015 to claim the credit for increasing research activities (the “R&D tax credit”) and recorded a $4.6 million tax benefit that was fully offset by an increase in unrecognized tax benefits. We previously filed an amended federal return for 2014 to claim R&D tax credits during 2018 and recorded a $2.7 million tax benefit that was also fully offset by an increase in unrecognized tax benefits. These tax benefits were fully offset by increases in unrecognized tax benefits due to the uncertainty of the outcome from examinations opened by the Internal Revenue Service (the “IRS”). As a result, the R&D tax credits claimed had no impact on our effective tax rates.

For the year ended December 31, 2019, our provision for income taxes was reduced by $2.2 million due to benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

During the third quarter of 2020, the IRS completed its examination of our amended federal returns for 2014 and 2015 and issued a Revenue Agent Report allowing the $8.9 million of refund claims in full. Subsequently, the Joint Committee on Taxation reviewed and approved the refund claims. As a result, our provision for income taxes was reduced by $8.3 million due to a decrease in unrecognized tax benefits of which $1.0 million related to the 179D deduction.

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 to claim the R&D tax credit and 179D deduction and recorded tax benefits of $6.1 million, $8.5 million and $11.9 million, respectively. The $26.5 million of tax benefits have been offset by an increase in unrecognized tax benefits of $26.4 million due to the uncertainty of the outcome of future IRS examinations. The R&D tax credit and 179D deduction for 2016, 2017 and 2018, therefore, had no material impact on our effective tax rates for the third quarter 2020. At this time, we cannot reasonably estimate the R&D tax credit for years after 2018 or 179D deduction for years after 2017.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, interest rate swaps, life insurance policies, notes to former owners, a revolving credit facility and a term loan. We believe that the carrying values of these instruments on the accompanying Balance Sheets approximate their fair values.

3. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $200.0 million as of September 30, 2020 and gradually decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. All of our current derivatives are designated and accounted for as economic hedges.  Unsettled amounts under our economic hedges are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the three and nine months ended September 30, 2020, we recognized a net loss of less than $0.2 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$70,540	$—	$—	$70,540
Life insurance—cash surrender value	$—	$4,729	$—	$4,729
Contingent earn-out obligations	$—	$—	$25,962	$25,962
Interest rate swaps	$—	$62	$—	$62

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,788	$—	$—	$50,788
Life insurance—cash surrender value	$—	$3,905	$—	$3,905
Contingent earn-out obligations	$—	$—	$28,497	$28,497

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

We have life insurance policies covering 74 employees with a combined face value of $54.2 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $4.7 million as of September 30, 2020 and $3.9 million as of December 31, 2019. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Significant unobservable inputs that could impact the fair value measurement include our weighted average cost of capital and the forecasted level of operating income for each earn-out measurement. As of September 30, 2020, cash flows were discounted using a weighted average cost of capital ranging from 9.5% - 16.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Balance at beginning of period	$28,497	$7,375
Issuances	9,155	19,500
Settlements	(9,866)	(1,369)
Adjustments to fair value	(1,824)	2,991
Balance at end of period	$25,962	$28,497

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

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 15% - 23.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

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

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. Excluding the Walker and TAS acquisitions, the acquisitions completed in the current and prior year were not material, individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out under which continued employment is a condition to receipt of payment, then the earn-out is recorded as compensation expense over the period earned.

5. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2018	$235,182	$—	$235,182
Acquisitions and purchase price adjustments (See Note 4)	579	96,686	97,265
Impact of segment reorganization	(1,101)	1,101	—
Balance at December 31, 2019	234,660	97,787	332,447
Acquisitions and purchase price adjustments (See Note 4)	73,409	14,926	88,335
Balance at September 30, 2020	$308,069	$112,713	$420,782

During the fourth quarter of 2019, the Company performed its annual goodwill impairment test resulting in no impairment charges, as the calculated fair values for the majority of the Company’s reporting units that have goodwill were significantly in excess (all greater than 80%) of the respective reporting unit’s carrying value, while two reporting units that were recently acquired had calculated fair values in excess of carrying value of at least 27%. During the first quarter of 2020, we considered the economic impacts of COVID-19 to be a triggering event for review of goodwill impairment at each of our reporting units. After performing a qualitative goodwill impairment assessment as of March 31, 2020, we determined that we did not have a goodwill impairment as of that date. As a result of uncertainty caused by COVID-19 and Walker’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of September 30, 2020, Walker had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Estimated	September 30, 2020		December 31, 2019
	Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer relationships	1 - 15	$231,492	$(97,901)	$183,061	$(80,813)
Backlog	1 - 2	12,600	(12,098)	7,400	(6,388)
Tradenames	2 - 25	85,695	(17,790)	71,995	(15,281)
Total		$329,787	$(127,789)	$262,456	$(102,482)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years, if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the three and nine months ended September 30, 2020 was $8.2 million and $25.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $7.2 million and $20.2 million, respectively.

At September 30, 2020, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2020 (remainder of the year)	$7,391
2021	24,610
2022	21,989
2023	20,535
2024	19,185
Thereafter	108,288
Total	$201,998

6. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Revolving credit facility	$61,500	$28,000
Term loan	135,000	150,000
Notes to former owners	26,050	48,483
Other debt	20	—
Total principal amount	222,570	226,483
Less—unamortized debt issuance costs	(287)	(348)
Total debt, net of unamortized debt issuance costs	222,283	226,135
Less—current portion	(70)	(20,817)
Total long-term portion of debt, net	$222,213	$205,318

Revolving Credit Facility and Term Loan

In December 2019, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $400.0 million to $600.0 million. As amended, the Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In connection with the amendment in December 2019, we incurred approximately $1.4 million in financing and professional costs that are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of September 30, 2020, we had $61.5 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $332.9 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of September 30, 2020. The weighted average interest rate applicable to the term loan was approximately 1.4% as of September 30, 2020.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of September 30, 2020 was 0.8.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2020 was 6.6.

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

We were in compliance with all of our financial covenants as of September 30, 2020.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.1 million as of September 30, 2020. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in April 2023. In conjunction with one immaterial acquisition in 2019, we issued a note to former owners with an outstanding balance of $0.1 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in January 2021.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2020 and 2019, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common shares outstanding, end of period	36,400	36,676	36,400	36,676
Effect of using weighted average common shares outstanding	157	129	204	215
Shares used in computing earnings per share—basic	36,557	36,805	36,604	36,891
Effect of shares issuable under stock option plans based on the treasury stock method	125	181	124	211
Effect of restricted and contingently issuable shares	68	65	69	68
Shares used in computing earnings per share—diluted	36,750	37,051	36,797	37,170

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19,

2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of September 30, 2020, we have repurchased a cumulative total of 9.1 million shares at an average price of $18.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2020, we repurchased 0.4 million shares for approximately $18.8 million at an average price of $41.90 per share.

9. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. The following table presents information about our reportable segments (in thousands):

	Three Months Ended September 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$621,140	$92,959	$—	$714,099
Gross Profit	$138,655	$8,541	$—	$147,196

	Three Months Ended September 30, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$590,016	$116,902	$—	$706,918
Gross Profit	$128,501	$14,201	$—	$142,702

	Nine Months Ended September 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,809,304	$348,394	$—	$2,157,698
Gross Profit	$383,334	$26,650	$—	$409,984

	Nine Months Ended September 30, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,677,632	$218,061	$—	$1,895,693
Gross Profit	$344,632	$24,751	$—	$369,383

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

Approximately 87.2% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a service provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of September 30, 2020, we had 6,022 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $835,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.4 billion of aggregate contract value as of September 30, 2020, or approximately 87% of a total contract value for all projects in progress, totaling $5.0 billion. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2020, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,214	$662.6
$1 million - $5 million	595	1,326.1
$5 million - $10 million	102	740.3
$10 million - $15 million	58	710.1
Greater than $15 million	53	1,588.0
Total	6,022	$5,027.1

In addition to project work, approximately 12.8% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of September 30, 2020, we had $332.9 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-one calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue	$714,099	100.0%	$706,918	100.0%	$2,157,698	100.0%	$1,895,693	100.0%
Cost of services	566,903	79.4%	564,216	79.8%	1,747,714	81.0%	1,526,310	80.5%
Gross profit	147,196	20.6%	142,702	20.2%	409,984	19.0%	369,383	19.5%
Selling, general and administrative expenses	90,888	12.7%	90,006	12.7%	268,857	12.5%	253,417	13.4%
Gain on sale of assets	(377)	(0.1)%	(708)	(0.1)%	(1,243)	(0.1)%	(1,119)	(0.1)%
Operating income	56,685	7.9%	53,404	7.6%	142,370	6.6%	117,085	6.2%
Interest income	7	—	82	—	99	—	174	—
Interest expense	(1,733)	(0.2)%	(2,779)	(0.4)%	(6,904)	(0.3)%	(6,891)	(0.4)%
Changes in the fair value of contingent earn-out obligations	3,423	0.5%	(2,004)	(0.3)%	1,824	0.1%	(3,924)	(0.2)%
Other income (expense)	(15)	—	3	—	10	—	167	—
Income before income taxes	58,367	8.2%	48,706	6.9%	137,399	6.4%	106,611	5.6%
Provision for income taxes	8,279		12,473		30,100		26,339
Net income	$50,088	7.0%	$36,233	5.1%	$107,299	5.0%	$80,272	4.2%

We had 35 operating locations as of December 31, 2019. In the second quarter of 2020, we completed the acquisition of TAS, which reports as a separate operating location. As of September 30, 2020, we had 36 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2020 to 2019, as described below, excludes three months of results for Walker, which was acquired April 1, 2019, eight months of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation and six months of results for TAS, which was acquired on April 1, 2020. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in,” with existing operations. While the electrical contractor in North Carolina is tucked-in with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the third quarter of 2020 increased $7.2 million, or 1.0%, to $714.1 million compared to the same period in 2019. The increase included a 6.8% increase related to the North Carolina electrical contractor and TAS acquisitions and a 5.8% decrease in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2020		2019
Revenue:
Mechanical Services	$621,140	87.0%	$590,016	83.5%
Electrical Services	92,959	13.0%	116,902	16.5%
Total	$714,099	100.0%	$706,918	100.0%

Revenue for our mechanical services segment increased $31.1 million, or 5.3%, to $621.1 million for the third quarter of 2020 compared to the same period in 2019. The increase included the acquisition of TAS in April 2020 ($28.6 million) as well as an increase in activity in the education sector at one of our Virginia operations ($14.2 million). This increase was offset by a decrease in activity in the education sector at our North Carolina operation ($7.0 million) and in the healthcare sector at one of our Texas operations ($6.1 million).

Revenue for our electrical services segment decreased $23.9 million to $93.0 million for the third quarter of 2020 compared to the same period in 2019. The decrease related to the impact of Coronavirus Disease 2019 (“COVID-19”) as well as expected decreases driven by a higher volume of large jobs in the prior period at our Walker operation ($42.3 million). The decrease was partially offset by the acquisition of the electrical contractor in North Carolina ($19.6 million).

Revenue for the first nine months of 2020 increased $262.0 million, or 13.8%, to $2.16 billion compared to the same period in 2019. The increase included a 13.5% increase related to the TAS, North Carolina electrical contractor and Walker acquisitions and a 0.3% increase in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2020		2019
Revenue:
Mechanical Services	$1,809,304	83.9%	$1,677,632	88.5%
Electrical Services	348,394	16.1%	218,061	11.5%
Total	$2,157,698	100.0%	$1,895,693	100.0%

Revenue for our mechanical services segment increased $131.7 million, or 7.8%, to $1.81 billion for the first nine months of 2020 compared to the same period in 2019. Of this increase, $84.3 million was attributable to the TAS acquisition. The same-store revenue increase included an increase in activity in the industrial sector at our North Carolina operation ($16.5 million), in the education sector at our Arizona operation ($13.6 million) and at one of our Virginia operations ($13.3 million), and in the government sector at one of our Tennessee operations ($12.9 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($13.8 million).

Revenue for our electrical services segment increased $130.3 million to $348.4 million for the first nine months of 2020 compared to the same period in 2019. The increase related to the acquisition of Walker in April 2019 as well as the acquisition of the electrical contractor in North Carolina in February 2020.

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

The following table presents our operating segment backlog (in thousands, except percentages):

	September 30,		December 31,		September 30,
	2020		2019		2019
Backlog:
Mechanical Services	$1,226,146	85.8%	$1,348,651	84.2%	$1,312,396	81.6%
Electrical Services	202,441	14.2%	253,135	15.8%	296,601	18.4%
Total	$1,428,587	100.0%	$1,601,786	100.0%	$1,608,997	100.0%

Backlog as of September 30, 2020 was $1.43 billion, a 6.7% decrease from June 30, 2020 backlog of $1.53 billion, and an 11.2% decrease from September 30, 2019 backlog of $1.61 billion. The sequential backlog decrease was broad-based, and was primarily as a result of completion of project work at two of our Virginia operations ($27.2 million), one of our Florida operations ($15.9 million), our Colorado operation ($10.0 million) and our Wisconsin operation ($8.2 million). Additionally, we had increased project bookings at one of our Texas operations ($6.8 million). The year-over-year backlog decrease included a same-store decrease of $271.1 million, or 16.8% partially offset by the TAS acquisition ($40.1 million) and the acquisition of the electrical contractor in North Carolina ($50.6 million). Same-store year-over-year backlog decreased primarily due to completion of project work at Walker ($141.7 million), our North Carolina operation ($37.5 million), one of our Texas operations ($28.8 million) and our Arizona operation ($21.7 million). Additionally, we had increased project bookings at one of our Indiana operations ($22.4 million).

Gross Profit—Gross profit increased $4.5 million, or 3.1%, to $147.2 million for the third quarter of 2020 as compared to the same period in 2019. The increase included a 2.1% increase related to the TAS and North Carolina electrical contractor acquisitions and a 1.0% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at one of our Indiana operations ($5.3 million) and one of our Tennessee operations ($2.9 million), partially offset by a decrease at our Arkansas operation ($2.5 million) compared to the prior year. Additionally, we had increased volumes at one of our Virginia operations ($4.2 million), offset by a decrease in volumes at Walker ($7.4 million). As a percentage of revenue, gross profit for the third quarter increased from 20.2% in 2019 to 20.6% in 2020 primarily due to a broad-based improvement in project execution, as discussed above.

Gross profit increased $40.6 million, or 11.0%, to $410.0 million for the first nine months of 2020 as compared to the same period in 2019. The increase included a 4.9% increase related to the TAS, North Carolina electrical contractor and Walker acquisitions and a 6.1% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at our North Carolina operation ($14.9 million) and one of our Indiana operations ($7.0 million), partially offset by a decrease at one of our Florida operations ($7.0 million) compared to the prior year. Additionally, we had increased volumes at one of our Virginia operations ($3.2 million). As a percentage of revenue, gross profit for the nine-month period decreased from 19.5% in 2019 to 19.0% in 2020 primarily due to the factors discussed above and lower margins on the Walker acquisition, which was acquired in April 2019. Additionally, preventative and protective actions taken on projects, such as the social distancing and other procedure adjustments caused by COVID-19, negatively impacted margins starting in March 2020.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $0.9 million, or 1.0%, to $90.9 million for the third quarter of 2020 as compared to 2019. On a same-store basis, excluding amortization expense, SG&A decreased $3.8 million, or 4.5%. This decrease is primarily due to the reduction in same-store revenue for the period, as well as reductions in travel-related expenses ($1.2 million) as a result of COVID-19 and lower bad debt expense of $0.6 million in the third quarter of 2020. These decreases were partially offset by increases in tax consulting fees in the third quarter of 2020 which totaled $2.8 million, as compared to $0.9 million in the same period in 2019. Amortization expense increased $0.8 million during the period, primarily as a result of the TAS and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A for the third quarter remained steady at 12.7% in both 2019 and 2020.

SG&A increased $15.4 million, or 6.1%, to $268.9 million for the first nine months of 2020 as compared to 2019. On a same-store basis, excluding amortization expense, SG&A decreased $3.3 million, or 1.4%. This decrease is primarily due to the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($5.0 million) as well as due to a reduction in travel-related expenses as a result of COVID-19 ($2.8 million). These decreases were partially offset by an increase in bad debt expense of $2.3 million, mainly driven by concerns about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Furthermore, tax consulting fees increased from $1.3 million in the first nine months of 2019 to $2.8 million in the same period in 2020. Amortization expense increased $3.0 million during the period, primarily as a result of the Walker, TAS and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 13.4% in 2019 to 12.5% in 2020 due to the factors discussed above and due to the acquisition of Walker, which has lower SG&A as a percentage of revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
SG&A	$90,888	$90,006	$268,857	$253,417
Less: SG&A from companies acquired	(3,813)	—	(15,730)	—
Less: Amortization expense	(6,889)	(6,065)	(19,596)	(16,575)
Same-store SG&A, excluding amortization expense	$80,186	$83,941	$233,531	$236,842

Interest Expense—Interest expense decreased $1.0 million, or 37.6%, to $1.7 million for the third quarter of 2020 as compared to the same period in 2019. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in the third quarter of 2020 compared to the prior year. Interest expense remained steady at $6.9 million for the first nine months of both 2020 and 2019. Increases in borrowings on the senior credit facility and notes to former owners for our recent acquisitions, including TAS, were offset by a reduction in our average interest rate on outstanding borrowings for the first nine months of 2020 as compared to 2019.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the third quarter of 2020 increased $5.4 million as compared to the same period in 2019. Income from changes in the fair value of contingent earn-out obligations for the first nine months of 2020 increased $5.7 million as compared to the same period in 2019. The increases were caused by higher expenses in the prior year as a result of increasing our obligation for the BCH acquisition as earnings exceeded forecast in the prior year as well as a reduction in our obligation for Walker in the current year caused by project delays, the impact of COVID-19 and lower than forecasted earnings in the current quarter.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2020 was $30.1 million with an effective tax rate of 21.9% as compared to a provision for income taxes of $26.3 million with an effective tax rate of 24.7% for the same period in 2019. The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.8%) and nondeductible expenses, including nondeductible expenses related to TAS (2.2%), partially offset by a decrease in unrecognized tax benefits as a result of settlement with the Internal Revenue Service (the “IRS”) upon completion of its examination of our amended federal returns for 2014 and 2015 (6.0%). The effective tax rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.7%) partially offset by benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (1.9%) and deductions for stock-based compensation (0.4%).

We currently estimate our effective tax rate for the full year 2020 will be between 22% and 25%, which includes the tax benefits from the IRS settlement of 2014 and 2015 tax years. Starting in 2021, we expect our effective tax rate will be between 25% and 30%, as we cannot reasonably estimate the tax benefits from the credit for increasing research activities (the “R&D tax credit”) or 179D deduction at this time.

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

Our service business experienced the first and most pronounced negative impacts, largely because of building closures or decisions by customers to limit building access. As of the end of the third quarter, the majority of our service operations had returned to levels that are at or near normal functioning. Our construction activities have generally been classified as essential services in the substantial majority of our markets, although we have had certain jobs temporarily or partially close due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We have experienced delays in the award of new construction work in certain instances, and we have also experienced limited instances of delayed starts. Additionally, we have had some delays or cancellations of work in less than 5% of our backlog. Across our operations we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of September 30, 2020 and determined that there were no material or systematic adverse impacts on the Company’s third quarter except for diminished revenue, operational inefficiency, and adjustments in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

At this time, it is impossible to quantify the impact of COVID-19 in the upcoming quarters because we do not know how the pandemic and related governmental decisions will unfold, nor how the pandemic may impact decisions of our customers. The impact of COVID-19 creates more uncertainty than usual in our business outlook, and we currently expect that in some markets we will experience additional delays in the award or commencement of a portion of our projects that is likely to impact activity levels in the coming quarters and particularly during the first half of 2021. Nevertheless, assuming COVID-19 does not materially worsen, we expect that that we will continue to achieve substantial positive earnings and cash flow in the fourth quarter of 2020 and in 2021, and we continue to prepare for a wide range of economic circumstances.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Cash provided by (used in):
Operating activities	$216,400	$99,715
Investing activities	(130,514)	(216,053)
Financing activities	(66,134)	111,081
Net increase (decrease) in cash and cash equivalents	$19,752	$(5,257)
Free cash flow:
Cash provided by operating activities	$216,400	$99,715
Purchases of property and equipment	(19,459)	(22,641)
Proceeds from sales of property and equipment	1,890	1,447
Free cash flow	$198,831	$78,521

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

Cash provided by operating activities was $216.4 million during the first nine months of 2020 compared with $99.7 million during the same period in 2019. This increase was primarily driven by a $65.0 million change in receivables, net driven by strong collections in the current year, an $18.0 million change in other long-term liabilities, a $14.0 million change in prepaid expenses and other current assets and an $8.9 million change in billings in excess of costs, which was driven by timing of payments and project billings. Operating cash flows in the current year benefited by approximately $20.9 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that normally would have been paid by September 30, 2020.

Cash Used in Investing Activities—During the first nine months of 2020, cash used in investing activities was $130.5 million compared to $216.1 million during the same period in 2019. The $85.6 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2020 compared to the same period in 2019.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $66.1 million for the first nine months of 2020 compared to cash provided by financing activities of $111.1 million during the same period in 2019. The $177.2 million decrease in cash provided by financing activities is primarily due to a decrease in net proceeds from the debt compared to the prior year, which was driven by stronger operating cash flows in the current year that allowed us to pay down more debt.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of September 30, 2020, we have repurchased a cumulative total of 9.1 million shares at an average price of $18.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2020, we repurchased 0.4 million shares for approximately $18.8 million at an average price of $41.90 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of September 30, 2020, we had $61.5 million of outstanding borrowings on the revolving credit facility, $55.6 million in letters of credit outstanding and $332.9 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of September 30, 2020 was 0.8.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of September 30, 2020 was 6.6.

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

We were in compliance with all of our financial covenants as of September 30, 2020.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. These notes had an outstanding balance of $26.1 million as of September 30, 2020. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in equal installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The principal is due in April 2023. In conjunction with one immaterial acquisition in 2019, we issued a note to former owners with an outstanding balance of $0.1 million as of September 30, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in January 2021.

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

Contractual Obligations

As of September 30, 2020, we have $55.6 million in letter of credit commitments, of which $14.8 million will expire in 2020 and $40.8 million will expire in 2021. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While many of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of September 30, 2020. The weighted average interest rate applicable to the term loan was approximately 1.4% as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On November 19, 2019, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.8 million shares. Since the inception of the repurchase program, the Board has approved 9.5 million shares to be repurchased. As of September 30, 2020, we have repurchased a cumulative total of 9.1 million shares at an average price of $18.89 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. In an exercise of such discretion, we suspended share repurchases from March 27, 2020 to May 26, 2020 in response to the uncertainty surrounding the current COVID-19 pandemic, as more fully described in “Item 1A. Risk Factors” herein. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2020, we repurchased 0.4 million shares for approximately $18.8 million at an average price of $41.90 per share.

During the quarter ended September 30, 2020, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	24,455	$39.22	8,942,172	605,997
August 1 - August 31	23,966	$51.00	8,966,138	582,031
September 1 - September 30	109,387	$51.10	9,075,525	472,644
	157,808	$49.24	9,075,525	472,644

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 9.5 million shares have been approved for repurchase.

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

Comfort Systems USA, Inc.

October 26, 2020	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 26, 2020	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 26, 2020	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer