Form 10-K
period 2020-12-31
COMFORT SYSTEMS USA INC
filed 2021-02-25
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020 was approximately $1.45 billion, based on the $40.75 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2020.

As of February 19, 2021, 36,185,179 shares of the registrant’s common stock were outstanding (excluding treasury shares of 4,938,186).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2020.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of applicable securities laws and regulations. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the “Company”) concerning future developments and their effect on the Company. While the Company’s management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Known material factors that could cause the Company’s actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 37 operating units with 139 locations in 114 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2020 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 46.7% of our revenue was attributable to installation services in newly constructed facilities and 53.3% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2020 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	84.5%
Electrical Services	15.5%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $200 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than do modern systems. As electrical systems age they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

Many factors affect mechanical and electrical services industry growth, including but not limited to, (i) population growth, which increases the need for commercial, industrial and institutional space, (ii) an aging installed base of buildings and equipment, (iii) increasing sophistication, complexity and efficiency of mechanical and electrical systems, and (iv) growing emphasis on internal air quality, environmental sustainability and energy efficiency.

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 46.7% of our revenue in 2020, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 53.3% of our 2020 revenue.

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

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path that offers a stable income, attractive benefits packages and excellent advancement opportunities. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We believe that skilled labor forces in the building and services trades have become increasingly scarce and valuable, and we are increasing our national and local focus on growing and improving our skilled labor force, including through recruitment, development and skills training for our hourly workers.

Focus on Industrial, Commercial and Institutional Markets—We focus on the industrial, commercial and institutional building markets, including construction, maintenance, repair and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins and potential for long-term relationships with building owners.

Leverage Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. We have shifted certain fabrication activities to centralized locations in order to increase asset utilization. We opportunistically allocate our engineering, field and supervisory labor from one operation to another to use our employee base more fully, meet our customers’ needs and share expertise. Our ability to share resources frequently allows us to pursue work that would otherwise not be available to us and allows us to provide a more diversified and steady deployment of our labor. We believe we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding and financing activities across our operations.

Maintain a Diverse Customer, Geographic and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2020 by end-use sector was as follows:

Industrial	38.9%
Education	17.1%
Office Buildings	11.2%
Healthcare	13.0%
Government	5.7%
Retail, Restaurants and Entertainment	8.4%
Multi-Family and Residential	3.0%
Other	2.7%
Total	100.0%

Approximately 87.0% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2020, we had 5,687 projects in process with an aggregate contract value of approximately $5.0 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $871,000. This average project size, when taken together with the approximately 13.0% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2020, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,905	$644.0
$1 million - $5 million	575	1,283.4
$5 million - $10 million	94	692.3
$10 million - $15 million	56	684.9
Greater than $15 million	57	1,648.3
Total	5,687	$4,952.9

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

Excel at Modular and Off-Site Construction—We believe that modular and off-site construction – the ability to build superior quality plants and systems away from the construction site – will become increasingly important in complex construction projects. Accordingly, through our acquisitions, we have invested in that capability, and after acquisition we have further invested in improving and growing that service offering. This has led to meaningful growth in our ability to provide this expertise. Through recent and ongoing development and acquisitions, we plan to continue to improve on our unmatched capability in mechanical off-site or modular construction. With our recent acquisition of

Starr Electric Company, Incorporated in North Carolina and TAS Energy Inc. in Texas, we significantly improved our off-site construction capabilities and offerings and will continue to invest in the improvement of these offerings. Although complex modular construction is a small percentage of our current revenue, we believe that it is ripe for investment and growth and that it helps us to sell work and improve outcomes across our businesses.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 46.7% of our consolidated 2020 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $871,000. We also perform larger project work, with 782 contracts in progress at December 31, 2020 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2020 had a contract price of $78.3 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 53.3% of our consolidated 2020 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we use include MEP system components, ductwork, pipe, conduit, wire, electrical fixtures, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. Delivery times are typically short for most raw materials and standard components, but during periods of peak demand, may extend to one month or more. We estimate that direct purchase of commodities and finished products comprises between 25% and 30% of our average project cost. We have procedures to reduce commodity cost exposure such as purchasing commodities early for particular projects, as well as selectively using time or market-based escalation and escape provisions in bids and contracts.

Chillers for large applications typically have the longest delivery time and frequently have lead times of up to six months. The major components of commercial MEP systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, Daikin, Trane and York. The major suppliers of building automation control systems are Automated Logic, Cisco, Delta, Distech Controls, Honeywell, Johnson Controls, Rockwell Automation, Schneider Electric, Siemens, Trane and York. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

Cyclicality and Seasonality

The construction industry is subject to business cycle fluctuation. As a result, our volume of business, particularly in new construction projects and renovation, may be adversely affected by declines in new installation and replacement projects in various geographic regions of the United States during periods of economic weakness.

The mechanical and electrical contracting industries are also subject to seasonal variations. The demand for new installation and replacement is generally lower during the winter months (the first quarter of the year) due to reduced construction activity during inclement weather and less use of air conditioning during the colder months. Demand for our services is generally higher in the second and third calendar quarters due to increased construction activity and increased use of air conditioning during the warmer months. Accordingly, we expect our revenue and operating results generally will be lower in the first calendar quarter.

Sales and Marketing

We have a diverse customer base, with our top customer representing 5% of consolidated 2020 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2020, we had approximately 11,100 employees as compared to approximately 12,000 employees as of December 31, 2019. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Culture and Core Values—Our values define, inform, and guide the way we operate on a daily basis, both within our Company and in the communities where we do business. Our core values are: be safe; be honest; be respectful; be innovative; and be collaborative. These values set the foundation for our Code of Conduct, which applies to all employees, officers, and directors of the Comfort Systems USA family of companies. The Code of Conduct is regularly reinforced to the Company’s employees and management through periodic ethics, equal opportunity employment, and anti-corruption trainings. In addition, certain business partners, such as consultants, agents, suppliers, contractors, and other third parties, serve as an extension of the Company. They are expected to follow the spirit of our Code of Conduct, all applicable laws, and any applicable contractual provisions when working on our behalf.

We believe that the way we conduct business is just as important as the business we do. Operating with integrity helps us deliver on the promises we have made to each other, our customers, and the communities where we live and work. It is also the basis for ensuring continued growth and success. Everyone at our Company shares a responsibility for doing business ethically and in a sustainable manner, preserving our good name. We ensure that this responsibility applies at every level in our organization, and everyone from corporate officers, to members of our Board of Directors, to our field personnel is responsible for overseeing these efforts.

Recruiting and Training—Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We provide numerous training programs for management, sales and leadership, as well as on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our Company.

Safety—We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.36 during 2020. This level was 20% better than the most recently published OSHA rate for our industry.

Diversity and Inclusion—We are an equal opportunity employer, and we welcome and celebrate our teams’ differences, experiences, and beliefs. We expect all employees to be treated with dignity and respect in an environment free from discrimination and harassment regardless of race, color, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, veteran status, genetic information or any other protected class. We know that diversity is truly a competitive advantage that helps drive growth and innovation, and we have increasingly focused on diversity and inclusion programs within our Company. Diversity and inclusion is among our leadership team’s top priorities, with clearly outlined near-term actions to accelerate progress in outreach, representation, development and advancement of underrepresented groups within our Company. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our diversity and inclusion strategy.

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

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations, including: (i) licensing requirements applicable to engineering, construction and service technicians, (ii) building and MEP codes and zoning ordinances, (iii) regulations relating to consumer protection, including those governing residential service agreements, (iv) special bidding and procurement requirements on government projects, (v) wage and hour regulations, and (vi) regulations relating to worker safety and protection of the environment. For example, our operations are subject to the requirements of OSHA and comparable state laws directed towards protection of employees. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

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

Our operations are subject to the federal Clean Air Act, as amended, which governs air emissions and imposes specific requirements on the use and handling of ozone-depleting refrigerants generally classified as chlorofluorocarbons (“CFCs”) or hydrochlorofluorocarbons (“HCFCs”). Clean Air Act regulations promulgated by the United States Environmental Protection Agency (“USEPA”) require the certification of service technicians involved in the service or repair of equipment containing these refrigerants and also regulate the containment and recycling of these refrigerants. These requirements have increased our training expenses and expenditures for containment and recycling equipment. The Clean Air Act is intended ultimately to eliminate the use of ozone-depleting substances such as CFCs and HCFCs in the United States and to require alternative refrigerants to be used in replacement HVAC systems. Some replacement refrigerants, already in use, and classified as hydrofluorocarbons (“HFCs”) are not ozone-depleting substances. HFCs are considered by USEPA to have high global warming potential. USEPA may at some point require the phase-out of HFCs and expand existing technician certification requirements to cover the handling of HFCs. We do not believe the existing regulations governing technician certification requirements for the handling of ozone-depleting substances or possible future regulations applicable to HFCs will materially affect our business on the whole because, although they require us to incur modest ongoing training costs, our competitors also incur such costs, and such regulations may encourage or require our customers to update their MEP systems.

Additional Information

Our Internet address is www.comfortsystemsusa.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These materials are also available at www.sec.gov. Our website also includes our code of ethics, titled the “Code of Conduct,” together with other governance materials including our corporate governance standards and our Board committee charters for the audit committee, the compensation committee, and the governance and nominating committee; the executive committee, formed in 2019, operates under written grants of authority that may be amended from time to time by the Board. Printed versions of our code of ethics and our corporate governance standards may be obtained upon written request to our Corporate Compliance Officer at our headquarters address.

The content of our websites is not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to Our Business

Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.

The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession, including the ongoing recession caused by the Coronavirus Disease 2019 (“COVID-19”) pandemic, affecting a market or industry in which we transact business is likely to adversely impact our business. Many of the projects we work on have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project’s lifecycle. We experience the results of economic trends well after an economic cycle begins, and therefore have generally continued to experience the results of an economic recession well after conditions in the general economy have improved.

The industries and markets in which we operate have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 5.7% of our revenue for the year ended December 31, 2020 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

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

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2020 was $1.51 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers, vendors, subcontractors, developers, and general contractors are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced some resulting disruptions to our business operations, and we expect the COVID-19 pandemic could have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, the resulting governmental and other measures implemented to address the pandemic and the development and availability of effective treatments and vaccines, which are uncertain and cannot be predicted at this time.

We have been negatively impacted by the COVID-19 pandemic as a result of the shelter-in-place restrictions and work disruptions in some of our service areas creating disruptions to portions of our operations, particularly in major metropolitan markets that have been meaningfully impacted by the pandemic. We have also experienced permitting and regulatory delays attributable to the COVID-19 pandemic. In addition to these current dynamics, the COVID-19 pandemic may create or exacerbate risks related to our operations and regulatory and compliance matters, including as a result of:

●	evolving governmental guidance or requirements, including travel and movement restrictions, that continue to impact our ability to perform services or complete projects in accordance with required delivery schedules, which could result in additional costs or penalties (e.g., liquidated damages);
●	additional delays with respect to permitting and regulatory matters;
●	additional project deferrals, delays, and cancellations and changes in customer spending patterns and strategic plans as a result of, among other things, lack of available financing for our customers’ businesses or termination of, or force majeure events arising under, existing customer agreements;

●	governmental guidance or requirements, including work-from-home policies, or potential illness that negatively impact the availability or productivity of our key personnel or a significant number of employees or cause other disruptions to our business, corporate governance or financial reporting processes;
●	increased payment risk associated with customers experiencing financial difficulties (including bankruptcy) and an increase in disputes with customers relating to billing and payment under contracts and change orders;
●	potential liabilities and reputational harm related to occupational health and safety matters associated with COVID-19;
●	our inability to execute our business strategy, including with respect to certain capital investments such as acquisitions, investments and service offering expansions;
●	limitations on the ability of our suppliers, vendors and subcontractors to perform;
●	asset impairment charges related to property and equipment, goodwill, other intangible assets, other long-lived assets and investments;
●	additional costs associated with restructuring, severance and related matters, potential mandated increases in pay for critical infrastructure workers or other increased employment-related costs (e.g., workers’ compensation insurance claims); and
●	an increase in cyber-attacks and attempted intrusions into our information technology systems as a result of, among other things, increased reliance on such systems.

As a result of these factors, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its ultimate impact on our business, financial condition, results of operations or cash flows.

Intense competition in our industry could reduce our market share and our profit.

The markets we serve are highly fragmented and competitive. Our industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to continue in our industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers, because some of our customers have employees who perform service work similar to the services we provide. Vertical consolidation could also contribute to competition in our industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.

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

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites that may have been exposed to harsh and hazardous conditions and outbreaks of infectious disease, such as the ongoing COVID-19 pandemic. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental, health and safety or other standards, and adequately addressing harsh or hazardous conditions, our business and financial condition could be adversely affected.

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

The last several years have been periodically marked by political and economic concerns, including the ongoing COVID-19 pandemic, decreased consumer confidence, the lingering effects of international conflicts, tariffs, energy costs and inflation. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets, including from the ongoing COVID-19 pandemic, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

Risks Related to Our Operations

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

While we have security, internal control and technology measures in place to protect our systems and networks, these measures could fail as a result of a cyber-attack, other third-party action, employee error, malfeasance or other security failure. In the ordinary course of business, we have been targeted by malicious cyber-attacks. In April 2019, for example, our information technology infrastructure was impacted by a ransomware attack virus, which caused a substantial majority of our operating locations to experience loss of access to certain data and outages affecting systems including accounting, payroll, billing, job report and management and other software environments. These disruptions created challenges in key back office functions that required workarounds and alternative procedures. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and, while the April 2019 incident did not have such effects, have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Additionally, we typically are contractually required to provide proof of insurance for projects on which we work. Historically, insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects and increase our overall risk exposure. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage is subject to market forces outside our control. If we were unable to obtain necessary levels of insurance, it is likely we would be unable to compete for or work on most projects.

Failure to remain in compliance with covenants under our credit agreement, service our indebtedness, or fund our other liquidity needs could adversely impact our business.

Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants under the credit agreement, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. In addition, in July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for calculation of LIBOR after 2021. At this time, it is not clear that LIBOR will cease to exist, and if so, what alternative benchmark rate will replace LIBOR, though it is likely that the lenders under our credit agreement would select as an alternative benchmark rate the forward-looking term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. Under the Eurodollar Rate Loan Option under the Facility (defined below), the interest rate is determined based on the one- to six-month Eurodollar Rate, which rate corresponds very closely to rates described in various general business media sources as LIBOR. Any new benchmark rate will likely not exactly replicate LIBOR, which could impact the determination of interest rates under the Eurodollar Rate Loan Option.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, which is expected to be decided by mid-2021. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of that legislation, it is unclear what the impact of the Affordable Care Act, its amendment thereof, or its potential repeal or replacement will have on our financial position or results of operations.

Regulatory and Legal Risks

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

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, directors, executive officers, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, personal misconduct and failure to comply with safety standards, including regulatory, company or site-specific COVID-19 safety protocols, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, lead to loss of the services of employees or members of management, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

We have subsidiary operations through the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in law, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our 139 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 5.7% of our revenue for the year ended December 31, 2020 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

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

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents, damage to equipment and, with respect to indoor sites, an increased risk of COVID-19 outbreaks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. Poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation.

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

As a result of policy changes or shifting proposals by the U.S. government, there may be greater restrictions and economic disincentives on international trade. For example, the U.S. government has pursued a new approach to trade policy, including renegotiating or terminating certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. These tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers. As such, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may suffer losses.

The market price of our common stock may change significantly in response to various factors and events beyond our control. A variety of events may cause the market price of our common stock to fluctuate significantly, including the following: (i) the risk factors described in this Annual Report on Form 10-K; (ii) a shortfall in operating revenue or net income from that expected by securities analysts and investors; (iii) quarterly fluctuations in our operating results; (iv) changes in securities analysts’ estimates of our financial performance or that of our competitors or companies in our industry generally; (v) general conditions in our customers’ industries, including as a result of the ongoing COVID-19 pandemic; (vi) general conditions in the securities markets; (vii) our announcements of significant contracts, milestones and acquisitions; (viii) our relationship with other companies; (ix) our investors’ view of the sectors and markets in which we operate; and (x) additions or departures of key personnel. Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

General Risk Factors

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

Force majeure events, including natural disasters, outbreaks of infectious disease, such as COVID-19, and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as outbreaks of infectious disease (e.g., COVID-19) and terrorist actions, could negatively impact us. We typically negotiate contract language where we are granted certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available to us pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity and could also negatively affect our reputation in the marketplace.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2020, we owned 16 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

Brian E. Lane, age 63, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience includes serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 56, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President for Region 5. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Julie S. Shaeff, age 55, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Trent T. McKenna, age 48, has served as Chief Operating Officer and Senior Vice President since January 2021. Mr. McKenna previously served as our Senior Vice President and Vice President – Region 4 from January 2019 to December 2020; Senior Vice President, General Counsel and Secretary from August 2013 to December 2018; Vice President, General Counsel and Secretary from May 2005 to August 2013; and Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Laura F. Howell, age 33, has served as Vice President and General Counsel for the Company since January 2019. Prior to her current position, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terry A. Young, age 58, has served as Senior Vice President of Service for the Company since January 2019. Prior to his current position, Mr. Young served as a Regional Vice President of Service for the Company from June 2013 to December 2018 and as Director of Business Development from May 2011 to June 2013. Mr. Young joined the Company after working in various Executive GM and VP positions in Asia Pacific and North American organizations, including Triple M Mechanical, Daikin (formerly McQuay International) and the Trane Company. He has spent more than 35 years in the commercial HVAC construction and services industry in various roles including technical, engineering, business development, project and strategic activities. Mr. Young has 6Sigma & PMI certifications and is a graduate of the TAFE College of New South Wales, Australia where he completed studies in F&M Engineering.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 19, 2021, there were approximately 319 stockholders of record of our Common Stock, and the last reported sale price on that date was $60.56 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31, 2020, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.63 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2020, we repurchased 0.7 million shares for approximately $30.1 million at an average price of $43.99 per share.

During the year ended December 31, 2020, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	26,606	$49.04	8,653,973	894,196
February 1 - February 29	17,724	$47.58	8,671,697	876,472
March 1 - March 31	193,029	$35.42	8,864,726	683,443
April 1 - April 30	—	$—	8,864,726	683,443
May 1 - May 31	3,000	$36.72	8,867,726	680,443
June 1 - June 30	49,991	$38.22	8,917,717	630,452
July 1 - July 31	24,455	$39.22	8,942,172	605,997
August 1 - August 31	23,966	$51.00	8,966,138	582,031
September 1 - September 30	109,387	$51.10	9,075,525	472,644
October 1 - October 31	37,442	$46.62	9,112,967	435,202
November 1 - November 30	166,325	$47.63	9,279,292	268,877
December 1 - December 31	32,709	$51.21	9,312,001	981,750
	684,634	$43.99	9,312,001	981,750
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

ITEM 6. Selected Financial Data

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue	$2,856,659	$2,615,277	$2,182,879	$1,787,922	$1,634,340
Operating income (1)	$190,651	$163,639	$150,238	$99,260	$101,569
Net income	$150,139	$114,324	$112,903	$55,272	$64,896
Basic income per share from continuing operations	$4.11	$3.10	$3.03	$1.48	$1.74
Diluted income per share from continuing operations	$4.09	$3.08	$3.00	$1.47	$1.72
Cash dividends per share	$0.425	$0.395	$0.330	$0.295	$0.275
BALANCE SHEET DATA:
Working capital	$118,948	$182,187	$142,642	$115,629	$98,276
Total assets (2)	$1,757,355	$1,505,012	$1,062,564	$881,120	$708,903
Total debt, net	$235,733	$226,135	$76,918	$60,539	$2,811
Total stockholders’ equity	$696,429	$585,304	$498,047	$417,945	$376,633
(1)	Included in operating income is a goodwill impairment charge of $1.1 million for 2017. There were no goodwill impairment charges for 2020, 2019, 2018 or 2016.
(2)	The impact of adoption of the new lease accounting standard is reflected in total assets in 2019.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K. Also see “Forward-Looking Statements” discussion.

Introduction and Overview

We are a national provider of comprehensive mechanical and electrical installation, renovation, maintenance, repair and replacement services within the mechanical and electrical services industries. We operate primarily in the commercial, industrial and institutional markets and perform most of our work in industrial, healthcare, education, office, technology, retail and government facilities. We operate our business in two business segments: mechanical and electrical.

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

Approximately 87.0% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

Labor, materials and overhead costs account for the majority of our cost of service. Labor management and utilization have the most impact on our project performance. Given the fixed price nature of much of our project work, if our initial estimate of project costs is wrong or we incur cost overruns that cannot be recovered in change orders, we can experience reduced profits or even significant losses on fixed price project work. We also perform some project work on a cost-plus or a time and materials basis, under which we are paid our costs incurred plus an agreed-upon profit margin, and such projects are sometimes subject to a guaranteed maximum cost. These margins are frequently less than fixed-price contract margins because there is less risk of unrecoverable cost overruns in cost-plus or time and materials work.

As of December 31, 2020, we had 5,687 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $871,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration together with typical retention terms as discussed above generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.3 billion of aggregate contract value as of December 31, 2020, or approximately 85%, out of a total contract value for all projects in progress of $5.0 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2020, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	4,905	$644.0
$1 million - $5 million	575	1,283.4
$5 million - $10 million	94	692.3
$10 million - $15 million	56	684.9
Greater than $15 million	57	1,648.3
Total	5,687	$4,952.9

In addition to project work, approximately 13.0% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

Nonresidential building construction and renovation activity, as reported by the federal government, declined steeply over the four-year period from 2009 to 2012, and 2013 and 2014 activity levels were relatively stable at the low levels of the preceding years. During the five-year period from 2015 to 2019, there was an increase in overall activity levels, and then in early 2020 the advent of a global pandemic led to some delays in service and construction, including the potential for delayed project starts and air pockets as the year ended.

We have a credit facility in place, with terms we believe are favorable, that does not expire until January 2025. As of December 31, 2020, we had $330.5 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-two calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships as compared to most companies in our industry represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as our customers and local and regional industry participants compete for customers. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business.

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

As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies related to our allowance for credit losses, accounting for leases, the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Percentage of Completion Method of Accounting

Approximately 87.0% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2020. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value-added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the work site. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2020.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

Accounting for Allowance for Credit Losses

Effective January 1, 2020, we adopted the requirements of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” For additional information on the new standard and the impact on our results of operations, refer to our Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements.

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

We perform our annual impairment testing as of October 1, and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We perform a goodwill impairment review for each of our operating units, as we have determined that each of our operating units are reporting units.

In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, or if we elect to perform a quantitative assessment, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2020		2019		2018
Revenue	$2,856,659	100.0%	$2,615,277	100.0%	$2,182,879	100.0%
Cost of services	2,309,676	80.9%	2,113,334	80.8%	1,736,600	79.6%
Gross profit	546,983	19.1%	501,943	19.2%	446,279	20.4%
Selling, general and administrative expenses	357,777	12.5%	340,005	13.0%	296,986	13.6%
Gain on sale of assets	(1,445)	(0.1)%	(1,701)	(0.1)%	(945)	—
Operating income	190,651	6.7%	163,639	6.3%	150,238	6.9%
Interest income	103	—	224	—	73	—
Interest expense	(8,385)	(0.3)%	(9,317)	(0.4)%	(3,710)	(0.2)%
Changes in the fair value of contingent earn-out obligations	9,119	0.3%	(2,991)	(0.1)%	(2,066)	(0.1)%
Other income (expense)	52	—	187	—	4,141	0.2%
Income before income taxes	191,540	6.7%	151,742	5.8%	148,676	6.8%
Provision for income taxes	41,401		37,418		35,773
Net income	$150,139		$114,324		$112,903

2020 Compared to 2019

We had 35 operating locations as of December 31, 2019. In the second quarter of 2020, we completed the acquisition of TAS Energy Inc. (“TAS”), which reports as a separate operating location. In the fourth quarter of 2020, we completed the acquisition of TEC Industrial Construction and Maintenance (“T E C”), which reports as a separate operating location. As of December 31, 2020, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2020 to 2019, as described below, excludes T E C, which was acquired December 31, 2020, eleven months of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation, nine months of results for TAS, which was acquired April 1, 2020 and three months of results for Walker, which was acquired April 1, 2019. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that were absorbed and integrated, or “tucked-in,” with existing operations.

Revenue—Revenue increased $241.4 million, or 9.2%, to $2.86 billion in 2020 compared to 2019. The increase included an 11.6% increase related to the TAS, North Carolina electrical contractor and Walker acquisitions and a 2.4% decrease in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2020		2019
Revenue:
Mechanical Services	$2,413,016	84.5%	$2,251,560	86.1%
Electrical Services	443,643	15.5%	363,717	13.9%
Total	$2,856,659	100.0%	$2,615,277	100.0%

Revenue for our mechanical services segment increased $161.5 million, or 7.2%, to $2.41 billion in 2020 compared to 2019. Of this increase, $106.4 million was attributable to the TAS acquisition. The same-store revenue increase included an increase in the education sector at one of our Virginia operations ($22.1 million), in the office building and healthcare sectors at one of our Tennessee operations ($19.2 million) and in the education sector at our Wisconsin operation ($14.8 million). This increase was offset by the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($14.1 million).

Revenue for our electrical services segment increased $79.9 million to $443.6 million in 2020 compared to 2019. The increase related to the acquisition of Walker in April 2019 as well as the acquisition of the electrical contractor in North Carolina in February 2020. These increases were partially offset by a $118.0 million decrease in same-store revenue, primarily resulting from expected decreases driven by a higher volume of large jobs in the prior period at our Walker operation and the impact of Coronavirus Disease 2019 (“COVID-19”).

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

	December 31,		December 31,
	2020		2019
Backlog:
Mechanical Services	$1,253,762	83.0%	$1,348,651	84.2%
Electrical Services	257,652	17.0%	253,135	15.8%
Total	$1,511,414	100.0%	$1,601,786	100.0%

Backlog as of December 31, 2020 was $1.51 billion, a 5.8% increase from September 30, 2020 backlog of $1.43 billion and a 5.6% decrease from December 31, 2019 backlog of $1.60 billion. The sequential backlog increase included the T E C acquisition ($72.8 million or 5.1%). Same-store backlog increased 0.7%, primarily due to increased project bookings at TAS ($124.3 million), offset by completion of project work at our Colorado operation ($23.9 million), one of our Indiana operations ($19.4 million) and our Walker operation ($13.5 million). The year-over-year backlog decrease included a same-store backlog decrease of 23.4%, which was broad-based and was primarily as a result of completion of project work at our Walker operation ($116.3 million), our Colorado operation ($33.7 million) and one of our Florida operations ($29.7 million). This decrease was partially offset by the acquisition of the North Carolina electrical contractor ($47.4 million), the TAS acquisition ($164.3 million) and the T E C acquisition ($72.8 million).

Gross Profit—Gross profit increased $45.0 million, or 9.0%, to $547.0 million in 2020 as compared to 2019. The increase included a $20.7 million, or 4.1%, increase related to the Walker, TAS and North Carolina electrical contractor acquisitions and a $24.4 million, or 4.9%, increase on a same-store basis. The same-store increase in gross profit was primarily due to improvement in project execution at our North Carolina operation ($14.8 million), one of our Indiana operations ($11.0 million) and one of our Tennessee operations ($6.7 million), offset by a decrease at one of our Florida operations ($8.2 million). As a percentage of revenue, gross profit decreased slightly from 19.2% in 2019 to 19.1% in 2020. Improvements in project execution discussed above were offset by lower margins on the Walker acquisition, which was acquired in April 2019, and by preventative and protective actions taken on projects, such as social distancing and other procedure adjustments caused by COVID-19, which negatively impacted margins starting in March 2020.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $17.8 million, or 5.2%, to $357.8 million for 2020 as compared to 2019. On a same-store basis, excluding amortization expense, SG&A decreased $6.2 million, or 1.9%. This decrease is primarily due to the sale of the majority of the assets and ongoing business of our California operation in the third quarter of 2019 ($5.7 million) as well as due to a reduction in travel-related expenses as a result of COVID-19 ($4.2 million). These decreases were partially offset by an increase in bad debt expense of $1.3 million, mainly driven by concerns about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Additionally, tax consulting fees increased from $1.3 million in 2019 to $2.8 million in 2020. Amortization expense increased $3.8 million during the period primarily as a result of the TAS and North Carolina electrical contractor acquisitions. As a percentage of revenue, SG&A decreased from 13.0% in 2019 to 12.5% in 2020 due to the factors discussed above and due to the acquisition of Walker, which has lower SG&A as a percentage of revenue.

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

	Year Ended
	December 31,
	2020	2019

	(in thousands)
SG&A	$357,777	$340,005
Less: SG&A from companies acquired	(20,125)	—
Less: Amortization expense	(26,486)	(22,654)
Same-store SG&A, excluding amortization expense	$311,166	$317,351

Interest Expense—Interest expense decreased $0.9 million, or 10.0%, in 2020. A reduction in our average interest rate on outstanding borrowings in 2020 as compared to 2019 caused the decrease in interest expense.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations increased $12.1 million in 2020 compared to 2019. The increases were caused by higher expenses in the prior year as a result of increasing our obligation for the BCH acquisition as earnings exceeded forecast in the prior year as well as a reduction in our obligation for Walker in the current year caused by project delays, the impact of COVID-19 and lower than forecasted earnings in the fourth quarter of 2020.

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

Our provision for income taxes for 2020 was $41.4 million with an effective tax rate of 21.6%, as compared to a provision for income taxes of $37.4 million with an effective tax rate of 24.7% for 2019. The effective rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%), partially offset by reductions in unrecognized tax benefits plus interest as a result of settlement with the Internal Revenue Service (the “IRS”) upon completion of its examination of our amended federal returns for 2014 and 2015 (4.7%). The effective rate for 2019 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses (1.4%), partially offset by benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (1.5%) and deductions for stock-based compensation (0.5%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rates to the effective tax rates reflected in our financial statements.

The decrease in our effective tax rate from 2019 to 2020 was primarily due to reductions in unrecognized tax benefits as a result of settlement with the IRS upon completion of its examination of our amended federal returns for 2014 and 2015 partially offset by nondeductible expenses related to TAS and smaller benefits from the filing of amended returns to claim the 179D deduction allocated to us.

We currently estimate our future effective tax rates will be between 25% and 30%. However, our effective tax rates could be on the low end of this range, or lower, as we continue to pursue claims for the credit for increasing research activities (the “R&D tax credit”) and the 179D deduction allocated to us. The 179D deduction was made permanent by the Consolidated Appropriations Act, 2021.

2019 Compared to 2018

For a discussion of the period-to-period comparison of 2019 to 2018, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2019 Compared to 2018” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Outlook

Industry conditions improved during the four-year period from 2016 to 2019, and at the beginning of 2020 we expected this strong activity to continue during 2020. However, starting at the end of the first quarter of 2020, we experienced negative impacts to our business due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the United States declared the COVID-19 outbreak a national emergency.

Our service business experienced the first and most pronounced negative impacts, largely because of building closures or decisions by customers to limit building access. As of the end of the third quarter, the majority of our service operations had returned to levels that are at or near normal functioning. Our construction activities have generally been classified as essential services in the substantial majority of our markets, although we have had certain jobs temporarily or partially close due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We have also experienced delays in the award of new construction work in certain instances, and we have also faced limited instances of delayed starts. At the outset of the pandemic, we had some delays or cancellations of work in less than 5% of our backlog. Across our operations, we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of December 31, 2020 and determined that there were no material or systematic adverse impacts on the Company except for diminished revenue, operational inefficiency, and adjustments in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

Although conditions are stabilizing, COVID-19 continues to affect our business outlook, and we expect that in some markets we will experience additional delays in the award or commencement of a portion of our projects that is likely to impact activity levels in the coming quarters, and particularly during the first half of 2021. Despite these factors, we currently anticipate our full-year 2021 results are likely to be similar to, but somewhat lower than, the record results that we achieved in 2020, and we continue to prepare for a wide range of economic circumstances.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cash provided by (used in):
Operating activities	$286,510	$142,028	$147,190
Investing activities	(207,802)	(224,450)	(95,710)
Financing activities	(74,600)	87,590	(42,402)
Net increase (decrease) in cash and cash equivalents	$4,108	$5,168	$9,078
Free cash flow:
Cash provided by operating activities	$286,510	$142,028	$147,190
Purchases of property and equipment	(24,131)	(31,750)	(27,268)
Proceeds from sales of property and equipment	2,270	2,159	1,698
Free cash flow	$264,649	$112,437	$121,620

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

2020 Compared to 2019

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

We generated $286.5 million of cash flow from operating activities during 2020 compared with $142.0 million during 2019. The $144.5 million increase was primarily driven by an $88.0 million change in receivables, net attributable to strong collections in the current year, a $15.6 million change in other long-term liabilities, a $15.1 million change in billings in excess of costs, which was driven by timing of payments and project billings, and a $10.7 million change in prepaid expenses and other current assets. Operating cash flows in the current year benefited by approximately $32.0 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that normally would have been paid by December 31, 2020.

Cash Used in Investing Activities—Cash used in investing activities was $207.8 million for 2020 compared to $224.5 million during 2019. The $16.6 million decrease in cash used primarily relates to less cash paid (net of cash acquired) for acquisitions and capital expenditures in 2020 compared to the same period in 2019.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $74.6 million for 2020 compared to cash provided by financing activities of $87.6 million during 2019. The $162.2 million increase in cash used in financing activities is primarily due to a decrease in net proceeds from the debt compared to the prior year, which was driven by stronger operating cash flows in the current year that allowed us to pay down more debt.

2019 Compared to 2018

For a discussion of the period-to-period comparison of 2019 to 2018, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2019 Compared to 2018” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31, 2020, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.63 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2020, we repurchased 0.7 million shares for approximately $30.1 million at an average price of $43.99 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility also provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of December 31, 2020, the Facility capacity was $585.0 million as the term loan was paid down by $15.0 million since the inception of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2020, we had $135.0 million principal outstanding on the term loan, $70.0 million of outstanding borrowings, $49.5 million in letters of credit outstanding and $330.5 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2020. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2020.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense on notes to former owners	$1,354	$1,531	$642
Interest expense on borrowings and unused commitment fees	5,319	6,887	2,211
Interest expense on interest rate swaps	338	—	—
Letter of credit fees	830	512	474
Amortization of debt financing costs	544	387	383
Total	$8,385	$9,317	$3,710

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2020 (in thousands):

Net income	$150,139
Provision for income taxes	41,401
Interest expense, net	8,282
Depreciation and amortization expense	60,629
Stock-based compensation	6,934
Pre-acquisition results of acquired companies, as defined under the Facility	18,511
Credit Facility Adjusted EBITDA	$285,896

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of December 31, 2020 was 0.8.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility, for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2020 was 7.2.

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

We were in compliance with all of our financial covenants as of December 31, 2020.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $31.0 million as of December 31, 2020. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

Outlook

We have generated positive net free cash flow for the last twenty-two calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Contractual Obligations

Twelve Months Ended December 31,

	2021	2022	2023	2024	2025	Thereafter	Total
Revolving credit facility	$—	$—	$—	$—	$70,000	$—	$70,000
Term loan	—	15,000	15,000	22,500	82,500	—	135,000
Notes to former owners	—	8,000	19,000	4,000	—	—	31,000
Interest payable	3,905	3,616	3,006	2,342	36	—	12,905
Operating lease obligations	20,254	17,004	14,727	13,221	12,108	36,645	113,959
Total	$24,159	$43,620	$51,733	$42,063	$164,644	$36,645	$362,864

As of December 31, 2020, we have $49.5 million in letter of credit commitments, of which $16.8 million will expire in 2021, $16.7 million will expire in 2022 and $16.0 million will expire in 2025. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2021, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2020 is $28.8 million of unrecognized tax benefits. We believe it is reasonably possible that a reduction of up to $28.8 million in unrecognized tax benefits could occur within the next twelve months. However, due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Other than the operating lease obligations discussed in Note 10 “Leases,” we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. We are actively involved in monitoring exposure to market risk and continue to develop and utilize appropriate risk management techniques. We are not exposed to any other significant financial market risks, including commodity price risk or foreign currency exchange risk, from the use of derivative financial instruments. At times, we use derivative financial instruments to manage our interest rate risk.

We have exposure to changes in interest rates under our revolving credit facility and term loan. Our debt with fixed interest rates consists of notes to former owners of acquired companies.

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2020:

	Twelve Months Ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Fixed Rate Debt	$—	$8,000	$19,000	$4,000	$—	$—	$31,000
Average Interest Rate	3.3%	3.3%	3.0%	3.0%	—	—	3.1%
Variable Rate Debt	$—	$15,000	$15,000	$22,500	$152,500	$—	$205,000

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2020. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2020.

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

ITEM 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comfort Systems USA, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below was a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition using percentage of completion method
Description of the Matter

As disclosed in Note 3 to the consolidated financial statements, for fixed price agreements, the Company uses the percentage of completion (POC) method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. Estimating contract costs is subjective and certain projects require considerable judgment and could be impacted by changes in labor and materials/equipment.

Auditing management’s estimates of total contract costs for certain longer-duration projects was challenging due to significant judgments made by management with respect to labor and materials/equipment costs as future results may vary significantly from past estimates due to changes in facts and circumstances as the project progresses to completion.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the contract estimated cost at completion process. For example, we tested controls over management’s review of cost estimates for significant inputs such as labor and materials/equipment costs.

To evaluate the Company’s contract cost estimates, our audit procedures included selecting a sample of contracts and, among others procedures, reviewing the contracts and any associated amendments, conducting interviews with and reviewing questionnaires completed by project personnel, assessing blended labor rates used in the estimate to complete the project against blended labor rates actually incurred to date, agreeing estimated labor and materials/equipment costs to supporting documentation, and performing lookback analyses comparing gross margin over the life of the project to assess management’s ability to estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comfort Systems USA, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comfort Systems USA, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2021

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,896	$50,788
Billed accounts receivable, less allowance for credit losses of $9,087 and $6,907, respectively	619,544	619,037
Unbilled accounts receivable, less allowance for credit losses of $784 and $0, respectively	45,596	55,542
Other receivables, less allowance for credit losses of $759 and $0, respectively	44,212	37,632
Inventories	13,472	10,053
Prepaid expenses and other	15,510	14,396
Costs and estimated earnings in excess of billings, less allowance for credit losses of $79 and $0, respectively	18,622	2,736
Total current assets	811,852	790,184
PROPERTY AND EQUIPMENT, NET	117,206	109,796
LEASE RIGHT-OF-USE ASSET	94,727	84,073
GOODWILL	464,392	332,447
IDENTIFIABLE INTANGIBLE ASSETS, NET	231,807	159,974
DEFERRED TAX ASSETS	29,401	21,923
OTHER NONCURRENT ASSETS	7,970	6,615
Total assets	$1,757,355	$1,505,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$20,817
Accounts payable	204,145	196,195
Accrued compensation and benefits	121,864	102,891
Billings in excess of costs and estimated earnings	226,237	166,918
Accrued self-insurance	49,166	39,546
Other current liabilities	91,492	81,630
Total current liabilities	692,904	607,997
LONG-TERM DEBT, NET	235,733	205,318
LEASE LIABILITIES	80,576	72,697
DEFERRED TAX LIABILITIES	1,339	1,425
OTHER LONG-TERM LIABILITIES	50,374	32,271
Total liabilities	1,060,926	919,708
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,935,186 and 4,465,448 shares, respectively	(129,243)	(103,960)
Additional paid-in capital	322,451	320,168
Retained earnings	502,810	368,685
Total stockholders’ equity	696,429	585,304
Total liabilities and stockholders’ equity	$1,757,355	$1,505,012

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018
REVENUE	$2,856,659	$2,615,277	$2,182,879
COST OF SERVICES	2,309,676	2,113,334	1,736,600
Gross profit	546,983	501,943	446,279
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	357,777	340,005	296,986
GAIN ON SALE OF ASSETS	(1,445)	(1,701)	(945)
Operating income	190,651	163,639	150,238
OTHER INCOME (EXPENSE):
Interest income	103	224	73
Interest expense	(8,385)	(9,317)	(3,710)
Changes in the fair value of contingent earn-out obligations	9,119	(2,991)	(2,066)
Other	52	187	4,141
Other income (expense)	889	(11,897)	(1,562)
INCOME BEFORE INCOME TAXES	191,540	151,742	148,676
PROVISION FOR INCOME TAXES	41,401	37,418	35,773
NET INCOME	$150,139	$114,324	$112,903

INCOME PER SHARE:
Basic	$4.11	$3.10	$3.03
Diluted	$4.09	$3.08	$3.00

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,542	36,854	37,202
Diluted	36,738	37,131	37,592
DIVIDENDS PER SHARE	$0.425	$0.395	$0.330

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2017	41,123,365	$411	(3,936,291)	$(63,519)	$312,784	$168,269	$417,945
Net income	—	—	—	—	—	112,903	112,903
Issuance of Stock:
Issuance of shares for options exercised	—	—	206,875	3,618	(513)	—	3,105
Issuance of restricted stock & performance stock	—	—	129,569	2,227	(4)	—	2,223
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(36,967)	(1,540)	—	—	(1,540)
Stock-based compensation	—	—	—	—	4,212	—	4,212
Dividends	—	—	—	—	—	(12,268)	(12,268)
Share repurchase	—	—	(592,839)	(28,533)	—	—	(28,533)
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income	—	—	—	—	—	114,324	114,324
Issuance of Stock:
Issuance of shares for options exercised	—	—	114,125	2,532	(182)	—	2,350
Issuance of restricted stock & performance stock	—	—	107,606	2,303	(297)	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(28,586)	(1,498)	—	—	(1,498)
Stock-based compensation	—	—	—	—	4,168	—	4,168
Dividends	—	—	—	—	—	(14,543)	(14,543)
Share repurchase	—	—	(428,940)	(19,550)	—	—	(19,550)
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	150,139	150,139
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	113,731	2,811	(667)	—	2,144
Issuance of restricted stock & performance stock	—	—	128,889	3,102	(1,247)	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(27,724)	(1,076)	—	—	(1,076)
Stock-based compensation	—	—	—	—	4,197	—	4,197
Dividends	—	—	—	—	—	(15,499)	(15,499)
Share repurchase	—	—	(684,634)	(30,120)	—	—	(30,120)
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429

______________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020. See Note 2 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,139	$114,324	$112,903
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	32,698	27,082	20,089
Depreciation expense	27,931	24,490	22,600
Change in right-of-use assets	16,692	16,887	—
Bad debt expense	5,253	2,978	3,562
Deferred tax provision (benefit)	(7,953)	(4,251)	4,456
Amortization of debt financing costs	544	387	383
Gain on sale of assets	(1,445)	(1,701)	(945)
Changes in the fair value of contingent earn-out obligations	(9,119)	2,991	2,066
Stock-based compensation	6,934	5,878	7,161
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	38,486	(49,508)	(68,621)
Inventories	(1,457)	2,366	(1,538)
Prepaid expenses and other current assets	(4,855)	(15,519)	519
Costs and estimated earnings in excess of billings and unbilled accounts receivable	2,706	(4,312)	(14,444)
Other noncurrent assets	(1,373)	(735)	(114)
Increase (decrease) in—
Accounts payable and accrued liabilities	11,087	31,046	47,871
Billings in excess of costs and estimated earnings	19,434	4,376	16,786
Other long-term liabilities	808	(14,751)	(5,544)
Net cash provided by operating activities	286,510	142,028	147,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,131)	(31,750)	(27,268)
Proceeds from sales of property and equipment	2,270	2,159	1,698
Proceeds from sale of business	—	1,611	—
Cash paid for acquisitions, net of cash acquired	(185,941)	(196,470)	(70,140)
Net cash used in investing activities	(207,802)	(224,450)	(95,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	268,000	356,000	124,000
Payments on revolving credit facility	(226,000)	(228,000)	(119,000)
Payments on term loan	(15,000)	—	—
Payments on other debt	(46,534)	(3,784)	(1,127)
Debt financing costs	—	(1,405)	(844)
Payments of dividends to stockholders	(15,499)	(14,543)	(12,268)
Share repurchase	(30,120)	(19,550)	(28,533)
Shares received in lieu of tax withholding	(1,076)	(1,498)	(1,540)
Proceeds from exercise of options	2,144	2,350	3,105
Deferred acquisition payments	(650)	(637)	(750)
Payments for contingent consideration arrangements	(9,865)	(1,343)	(5,445)
Net cash provided by (used in) financing activities	(74,600)	87,590	(42,402)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,108	5,168	9,078
CASH AND CASH EQUIVALENTS, beginning of period	50,788	45,620	36,542
CASH AND CASH EQUIVALENTS, end of period	$54,896	$50,788	$45,620

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We install, maintain, repair and replace products and systems throughout the United States. Approximately 46.7% of our consolidated 2020 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 53.3% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, revenue and expenses and disclosures regarding contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, self-insurance accruals, deferred tax assets, fair value accounting for acquisitions and the quantification of fair value for reporting units in connection with our goodwill impairment testing.

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2020	2019	2018
Interest	$7,684	$8,817	$3,743
Income taxes, net of refunds	$51,286	$45,288	$33,401

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

Revenue Recognition

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

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. Similar to jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services. Our revenue recognition policy is further discussed in Note 3 “Revenue from Contracts with Customers.”

Accounts Receivable and Allowance for Credit Losses

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

We estimate our credit losses using a loss-rate method for each of our identified portfolio segments. Our portfolio segments are construction, service and other. While our construction and service financial assets are often with the same subset of customers and industries, our construction financial assets will generally have a lower loss-rate than service financial assets due to lien rights, which we are more likely to have on construction jobs. These lien rights result in lower credit loss expenses on average compared to receivables that do not have lien rights. Financial assets classified as “other” include receivables that are not related to our core revenue producing activities, such as receivables related to our acquisition activity from former owners, our vendor rebate program or receivables for estimated losses in excess of our insurance deductible, which are accrued with a corresponding accrued insurance liability.

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

Starting in March 2020, we experienced negative impacts to our business due to the disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2020.

During the year ended December 31, 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by COVID-19, which is reflected in our bad debt expense in the current year. This increase was primarily, but not exclusively, due to concern over collectability of receivables from customers more directly impacted by COVID-19.

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2020
	Service	Construction	Other	Total
Balance at beginning of year	$3,192	$3,400	$315	$6,907
Impact of new accounting standard	310	331	54	695
Bad debt expense (benefit)	2,566	2,697	(10)	5,253
Deductions for uncollectible receivables written off, net of recoveries	(1,431)	(735)	—	(2,166)
Credit allowance of acquired companies on the acquisition date	—	335	—	335
Reclass to other current liabilities	—	—	(315)	(315)
Balance at December 31, 2020	$4,637	$6,028	$44	$10,709

Year Ended December 31,
2019
Balance at beginning of year	$5,898
Bad debt expense (benefit)	2,978
Deductions for uncollectible receivables written off, net of recoveries	(3,924)
Credit allowance of acquired companies on the acquisition date	1,955
Balance at December 31, 2019	$6,907

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

We perform our annual impairment testing as of October 1, and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment testing at the reporting unit level. We perform a goodwill impairment review for each of our operating units, as we have determined that each of our operating units are reporting units.

In the evaluation of goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, or if we elect to perform a quantitative assessment, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit.

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

Self-Insurance Liabilities

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims, in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier. Loss estimates associated with the larger and longer-developing risks—workers’ compensation, auto liability and general liability—are reviewed by a third-party actuary quarterly. Our self-insurance arrangements are further discussed in Note 13 “Commitments and Contingencies.”

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

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for uncollectible amounts. We have a diverse customer base, with our top customer representing 5% of consolidated 2020 revenue.

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

3. Revenue from Contracts with Customers

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

Contracts in progress are as follows (in thousands):

	December 31,
	2020	2019
Costs incurred on contracts in progress	$3,103,580	$2,518,581
Estimated earnings, net of losses	548,435	405,891
Less—Billings to date	(3,813,171)	(3,033,112)
Less—Unbilled accounts receivable	(45,596)	(55,542)
Less—Unbilled accounts receivable credit allowance	(784)	—
	$(207,536)	$(164,182)

Costs and estimated earnings in excess of billings	$18,622	$2,736
Plus—Costs and estimated earnings in excess of billings credit allowance	79	—
Billings in excess of costs and estimated earnings	(226,237)	(166,918)
	$(207,536)	$(164,182)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at

December 31, 2020 and 2019 were $124.1 million and $111.7 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2020 and 2019 included $22.2 million and $15.8 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Except in certain circumstances, we do not recognize revenue or margin based on change orders or claims until they have been agreed upon with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2020.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

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

During the years ended December 31, 2020 and December 31, 2019, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2020 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 16 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Year Ended December 31,
Revenue by Service Provided	2020		2019		2018
Mechanical Services	$2,413,016	84.5%	$2,251,560	86.1%	$2,176,223	99.7%
Electrical Services	443,643	15.5%	363,717	13.9%	6,656	0.3%
Total	$2,856,659	100.0%	$2,615,277	100.0%	$2,182,879	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2020		2019		2018
Industrial	$1,112,075	38.9%	$886,668	33.9%	$596,557	27.3%
Education	487,922	17.1%	412,318	15.8%	391,937	18.0%
Office Buildings	319,426	11.2%	348,640	13.3%	288,090	13.2%
Healthcare	371,105	13.0%	358,155	13.7%	319,958	14.7%
Government	163,717	5.7%	162,507	6.2%	143,958	6.6%
Retail, Restaurants and Entertainment	239,541	8.4%	248,083	9.5%	225,348	10.3%
Multi-Family and Residential	86,799	3.0%	104,693	4.0%	136,075	6.2%
Other	76,074	2.7%	94,213	3.6%	80,956	3.7%
Total	$2,856,659	100.0%	$2,615,277	100.0%	$2,182,879	100.0%

	Year Ended December 31,
Revenue by Activity Type	2020		2019		2018
New Construction	$1,333,739	46.7%	$1,201,122	45.9%	$829,978	38.0%
Existing Building Construction	910,807	31.9%	793,159	30.3%	796,946	36.5%
Service Projects	241,402	8.4%	231,228	8.9%	206,506	9.5%
Service Calls, Maintenance and Monitoring	370,711	13.0%	389,768	14.9%	349,449	16.0%
Total	$2,856,659	100.0%	$2,615,277	100.0%	$2,182,879	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2020		2019
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$2,736	$166,918	$10,213	$130,986
Change due to acquisitions / disposals	9,509	39,885	6,573	31,556
Change related to credit allowance	(79)	—	—	—
Other changes in the period	6,456	19,434	(14,050)	4,376
Balance at end of period	$18,622	$226,237	$2,736	$166,918

During the years ended December 31, 2020 and 2019, we recognized revenue of $165.8 million and $126.7 million related to our contract liabilities at January 1, 2020 and January 1, 2019, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2020 and 2019.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.51 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a term of less than one year; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $130.0 million as of December 31, 2020 and decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. All of our current derivatives are designated and accounted for as economic hedges.  Unsettled amounts under our economic hedges are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the year ended December 31, 2020, we recognized a net loss of $0.3 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

Fair Value Measurement

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54,896	$—	$—	$54,896
Life insurance—cash surrender value	$—	$5,420	$—	$5,420
Contingent earn-out obligations	$—	$—	$25,979	$25,979
Interest rate swap liability	$—	$42	$—	$42

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$50,788	$—	$—	$50,788
Life insurance—cash surrender value	$—	$3,905	$—	$3,905
Contingent earn-out obligations	$—	$—	$28,497	$28,497

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

We have life insurance policies covering 86 employees with a combined face value of $61.7 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $5.4 million as of December 31, 2020 and $3.9 million as of December 31, 2019. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Significant unobservable inputs that could impact the fair value measurement include our weighted average cost of capital and the forecasted level of operating income for each earn-out measurement. As of December 31, 2020, cash flows were discounted using a weighted average cost of capital ranging from 9.5% - 17.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$28,497	$7,375
Issuances	16,715	19,500
Settlements	(10,114)	(1,369)
Adjustments to fair value	(9,119)	2,991
Balance at end of year	$25,979	$28,497

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

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2020, 2019 and 2018. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis. See Note 6 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.

5. Acquisitions

TAS Energy Inc. Acquisition

On April 1, 2020, we consummated a merger through which TAS Energy Inc. (“TAS”) became a wholly owned subsidiary of the Company. TAS is headquartered in Houston, Texas, and is a leading engineering, design and construction provider of modular construction systems serving the technology, power and industrial sectors. As a result of the acquisition, TAS is a wholly owned subsidiary of the Company reported in our mechanical services segment. Revenue attributable to TAS was $106.4 million for the nine months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$105,950
Working capital adjustment	40,455
Notes issued to former owners	14,000
Estimated fair value of contingent earn-out payments	9,100
$169,505
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$47,460
Billed and unbilled accounts receivable	18,702
Other current assets	15,634
Other long-term assets	1,556
Property and equipment	7,709
Goodwill	72,788
Identifiable intangible assets	53,400
Lease right-of-use asset	19,736
Accounts payable	(16,453)
Billings in excess of costs and estimated earnings	(24,196)
Current lease liabilities	(2,337)
Accrued expenses and other current liabilities	(4,109)
Long-term lease liabilities	(17,398)
Other long-term liabilities	(2,987)
$169,505

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

As a result of the TAS acquisition, we acquired $53.2 million of federal net operating loss (“NOL”) carryforwards and $6.5 million of state NOL carryforwards. Our ability to utilize these NOL carryforwards to reduce taxable income in future years is subject to significant limitations under Section 382 of the Internal Revenue Code (the “Code”) due to the ownership change in TAS on April 1, 2020. While we expect to fully utilize the federal NOL carryforwards before they begin to expire in 2031, a full valuation allowance was recorded against virtually all of the state NOL carryforwards. We do not believe it is more-likely-than-not that TAS will have sufficient revenue-generating operations in those states in the future.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1 year	$5,200
Trade Name	Relief-from-royalty	25 years	8,200
Customer Relationships	Excess earnings	10 years	40,000
Total			$53,400

The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a 27-month period, and the range of estimated milestone payments is from $1 million to $8 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using a 17.7% discount rate, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

T E C Industrial Construction and Maintenance Acquisition

On December 31, 2020, we consummated an acquisition of all outstanding equity interests of Tennessee Electric Company, Inc. dba TEC Industrial Maintenance and Construction (“T E C”). T E C is headquartered in Kingsport, Tennessee, and provides multidisciplined construction and industrial services, including electrical, mechanical and other plant services, primarily in Tennessee and surrounding states. As a result of the acquisition, T E C is a wholly owned subsidiary of the Company reported in our electrical services segment. T E C did not contribute to our revenue in 2020.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$73,000
Working capital adjustment	2,006
Notes issued to former owners	7,000
Estimated fair value of contingent earn-out payments	7,560
$89,566
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Billed and unbilled accounts receivable	13,660
Costs in excess of billings	2,040
Other current assets	108
Other long-term assets	53
Property and equipment	912
Goodwill	44,431
Identifiable intangible assets	37,200
Lease right-of-use asset	1,234
Accounts payable	(4,123)
Billings in excess of costs and estimated earnings	(2,838)
Current lease liabilities	(175)
Accrued expenses and other current liabilities	(1,881)
Long-term lease liabilities	(1,059)
$89,566

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of identifiable assets acquired and liabilities assumed. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of the T E C acquisition is tax deductible.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 14% - 15%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

	Valuation	Estimated	Estimated
	Method	Useful Life	Fair Value
Backlog	Excess earnings	2 years	$7,200
Trade Name	Relief-from-royalty	20 years	5,800
Customer Relationships	Excess earnings	9 years	24,200
Total			$37,200

The contingent earn-out obligation is associated with the achievement of specified earnings milestones over a three year period, and the range of estimated milestone payments is from less than $1 million to $5 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using a 12.9% discount rate, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Other Acquisitions

In addition to the TAS and T E C acquisitions, we completed the acquisition of an electrical contractor in North Carolina in the first quarter of 2020 with a total purchase price of $41.6 million. This acquisition is reported in our electrical services segment.

In the second quarter of 2019, we acquired all of the issued and outstanding stock of Walker TX Holding Company, LLC and each of its wholly owned subsidiaries (collectively “Walker”) for $235.4 million of which $187.0 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $178.0 million in cash, $25.0 million in notes payable to former owners, a $20.5 million advance to former owners, a $19.5 million contingent earn-out obligation and a $0.2 million tax equalization payment, offset by a $7.8 million working capital adjustment. Walker is a full-service electrical contracting and network infrastructure engineering business serving commercial and industrial clients with headquarters in Irving, Texas, and operations throughout the state of Texas. As a result of the acquisition, Walker is a wholly owned subsidiary of the Company reported in our electrical services segment. In addition to the Walker acquisition, we completed two additional acquisitions in 2019 which were “tucked-in” with existing operations. The total purchase price for these additional acquisitions, including earn-outs, was $2.6 million.

The results of operations of acquisitions are included in our consolidated financial statements from their respective acquisition dates. Our consolidated Balance Sheet includes preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the applicable acquisitions pending the completion of the final valuation of intangible assets and accrued liabilities. Excluding the Walker and TAS acquisitions, the acquisitions completed in 2020 and the prior year were not material, individually or in the aggregate. Additional contingent purchase price (“earn-out”) has been or will be paid if certain acquisitions achieve predetermined profitability targets. Such earn-outs, when they are not subject to the continued employment of the sellers, are estimated as of the purchase date and included as part of the consideration paid for the acquisition. If we have an earn-out under which continued employment is a condition to receipt of payment, then the earn-out is recorded as compensation expense over the period earned.

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2018	$235,182	$—	$235,182
Acquisitions and purchase price adjustments (See Note 5)	579	96,686	97,265
Impact of segment reorganization	(1,101)	1,101	—
Balance at December 31, 2019	234,660	97,787	332,447
Acquisitions and purchase price adjustments (See Note 5)	72,788	59,157	131,945
Balance at December 31, 2020	$307,448	$156,944	$464,392

The aggregate goodwill balance as of December 31, 2020 and 2019 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical services segment.

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

During our annual impairment testing on October 1, 2020, we performed a qualitative assessment for all of our reporting units except one, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required. For Walker, we performed a step 1 quantitative assessment and the calculated fair value exceeded the carrying value by 24%. As a result of uncertainty caused by COVID-19 and Walker’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of December 31, 2020, Walker had a goodwill balance of $96.8 million.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2020		December 31, 2019
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	8.0	$255,692	$(103,919)	$183,061	$(80,813)
Backlog	2.0	19,800	(12,600)	7,400	(6,388)
Trade Names	20.5	91,495	(18,661)	71,995	(15,281)
Total	11.7	$366,987	$(135,180)	$262,456	$(102,482)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $32.7 million, $27.1 million and $20.1 million, respectively.

As of December 31, 2020, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ended December 31—
2021	$32,344
2022	27,412
2023	23,514
2024	22,164
2025	19,977
Thereafter	106,396
Total	$231,807

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2020	2019
Land	—	$7,167	$6,206
Transportation equipment	1 - 7	113,802	106,972
Machinery and equipment	1 - 20	43,386	35,575
Computer and telephone equipment	1 - 10	23,215	20,744
Buildings and leasehold improvements	1 - 40	69,683	62,301
Furniture and fixtures	1 - 17	5,861	5,244
Construction in progress	—	1,294	2,123
		264,408	239,165
Less—Accumulated depreciation		(147,202)	(129,369)
Property and equipment, net		$117,206	$109,796

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $27.9 million, $24.5 million and $22.6 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued warranty costs	$8,914	$7,452
Current lease liability	16,586	14,016
Accrued job losses	2,151	2,226
Accrued sales and use tax	3,731	2,938
Deferred revenue	4,559	5,506
Liabilities due to former owners	10,280	11,219
Other current liabilities	45,271	38,273
	$91,492	$81,630

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2020	2019
Revolving credit facility	$70,000	$28,000
Term loan	135,000	150,000
Notes to former owners	31,000	48,483
Total principal amount	236,000	226,483
Less—unamortized debt issuance costs	(267)	(348)
Total debt, net of unamortized debt issuance costs	235,733	226,135
Less—current portion	—	(20,817)
Total long-term portion of debt, net	$235,733	$205,318

At December 31, 2020, future principal payments of debt are as follows (in thousands):

Year ended December 31—
2021	$—
2022	23,000
2023	34,000
2024	26,500
2025	152,500
Thereafter	—
$236,000

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense on notes to former owners	$1,354	$1,531	$642
Interest expense on borrowings and unused commitment fees	5,319	6,887	2,211
Interest expense on interest rate swaps	338	—	—
Letter of credit fees	830	512	474
Amortization of debt financing costs	544	387	383
Total	$8,385	$9,317	$3,710

Revolving Credit Facility and Term Loan

In December 2019, we amended our senior credit facility (the “Facility”) provided by a syndicate of banks, increasing our borrowing capacity from $400.0 million to $600.0 million.  As amended, the Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility also provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of December 31, 2020, the Facility capacity was $585.0 million as the term loan was paid down by $15.0 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. The remaining $1.0 million is attributable to the revolving credit line, which combined with the previous unamortized costs of $1.3 million, is being amortized over the remaining term of the Facility on a straight-line basis as a non-cash charge to interest expense. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2020, we had $135.0 million principal outstanding on the term loan, $70.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $330.5 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2020, the book value of these assets was approximately $167.8 million.

Covenants and Restrictions

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2020 (in thousands):

Net income	$150,139
Provision for income taxes	41,401
Interest expense, net	8,282
Depreciation and amortization expense	60,629
Stock-based compensation	6,934
Pre-acquisition results of acquired companies, as defined under the Facility	18,511
Credit Facility Adjusted EBITDA	$285,896

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of December 31, 2020 was 0.8.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2020 was 7.2.

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

We were in compliance with all of our financial covenants as of December 31, 2020.

Interest Rates and Fees

There are two interest rate options for borrowings under the Facility, the Base Rate Loan Option and the Eurodollar Rate Loan Option. Additional margins are then added to these two rates. Under the Base Rate Loan Option, the interest rate is determined based on the highest of the Federal Funds Rate plus 0.5%, the prime lending rate offered by Wells Fargo Bank, N.A. or the one-month Eurodollar Rate plus 1.00%. Under the Eurodollar Rate Loan Option, the interest rate is determined based on the one- to six-month Eurodollar Rate. The Eurodollar Rate corresponds very closely to rates described in various general business media sources as the London Interbank Offered Rate or “LIBOR.” Additional margins are then added to these rates. The additional margins are determined based on the ratio of our Consolidated Total Indebtedness as of a given quarter end to our “Credit Facility Adjusted EBITDA,” which shall mean Consolidated EBITDA as such term is defined in the credit agreement, for the twelve months ending as of that quarter end.

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2020 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.59%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.14%
Eurodollar Rate Loan Option:
One-month LIBOR	0.14%
Six-month LIBOR	0.26%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2020. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2020.

Notes to Former Owners

As part of the consideration used to acquire four companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $31.0 million as of December 31, 2020. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the Walker acquisition in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of December 31, 2020 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

10. Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. We account for lease components separately from the non-lease components. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $7.7 million in 2020 and $8.4 million in 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of December 31, 2020 and 2019 was 4.2% and 3.9%, respectively. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the years ended December 31, 2020, 2019 and 2018 was $28.2 million, $24.8 million and $23.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.5 years at December 31, 2020 and 8.1 years at December 31, 2019.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2020, 2019 and 2018 was approximately $4.2 million, $3.7 million and $4.8 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	December 31, 2019
Lease right-of-use assets	$94,727	$84,073
Lease liabilities:
Other current liabilities	$16,586	$14,016
Long-term lease liabilities	80,576	72,697
Total lease liabilities	$97,162	$86,713

The maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Year ending December 31—
2021	$20,254
2022	17,004
2023	14,727
2024	13,221
2025	12,108
Thereafter	36,645
Total Lease Payments	113,959
Less—Present Value Discount	(16,797)
Present Value of Lease Liabilities	$97,162

Supplemental information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$20,443	$16,895
Lease right-of-use assets obtained in exchange for lease liabilities	$27,346	$26,811

11. Income Taxes

Provision for Income Taxes

Our provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2020	2019	2018
Current tax provision—
Federal	$36,556	$33,281	$22,728
State and Puerto Rico	12,798	8,388	8,589
Total current	49,354	41,669	31,317
Deferred tax provision (benefit)—
Federal	(5,483)	(3,750)	4,347
State and Puerto Rico	(2,470)	(501)	109
Total deferred	(7,953)	(4,251)	4,456
Provision for income taxes	$41,401	$37,418	$35,773

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 resulted in effective tax rates on continuing operations of 21.6%, 24.7% and 24.1%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands):

	December 31,
	2020	2019	2018
Federal statutory rate of—	21%	21%	21%
Income taxes at the federal statutory rate	$40,223	$31,866	$31,222
Increases (decreases) resulting from—
Net state income taxes	8,406	6,644	7,470
Valuation allowances	(254)	(279)	(2,852)
Net unrecognized tax benefits	18,557	7,338	(15)
Nondeductible expenses	2,470	2,180	1,926
R&D tax credit	(26,133)	(4,569)	(2,726)
179D deduction	(1,062)	(5,126)	—
Net operating loss carryforwards	—	—	2,225
Stock-based compensation deductions	(426)	(714)	(1,293)
Other	(380)	78	(184)
Provision for income taxes	$41,401	$37,418	$35,773

Our provision for income taxes was reduced by $2.8 million in the first quarter of 2018 due to a reduction in unrecognized tax benefits from the filing of a federal income tax automatic accounting method change application.

In the third quarter of 2019, we filed an amended federal return for 2015 to claim the credit for increasing research activities (the “R&D tax credit”) and recorded a $4.6 million tax benefit that was fully offset by an addition to unrecognized tax benefits. We previously filed an amended federal return for 2014 to claim the R&D tax credit during 2018 and recorded a $2.7 million tax benefit that was also fully offset by an addition to unrecognized tax benefits. These $7.3 million of tax benefits were fully offset by additions to unrecognized tax benefits due to the uncertainty of the outcome from examinations opened by the Internal Revenue Service (the “IRS”). As a result, the R&D tax credit claimed had no impact on our effective tax rates.

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

During the third quarter of 2020, the IRS completed its examination of our amended federal returns for 2014 and 2015 and issued a Revenue Agent Report (“RAR”) allowing the $8.9 million of refund claims in full. Subsequently, the Joint Committee on Taxation (the “JCT”) reviewed and approved the refund claims. As a result, our provision for income taxes was reduced by $8.3 million due to a reduction in unrecognized tax benefits of which $1.0 million related to the 179D deduction.

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 to claim the R&D tax credit and 179D deduction and recorded tax benefits of $6.1 million, $8.5 million and $11.9 million, respectively. The $26.5 million of tax benefits have been offset by additions to unrecognized tax benefits of $26.4 million due to the uncertainty of the outcome of future IRS examinations. The R&D tax credit and 179D deduction for 2016, 2017 and 2018, therefore, had no material impact on our effective tax rate for the year ended December 31, 2020. At this time, we cannot reasonably estimate the R&D tax credit for years after 2018 or 179D deduction for years after 2017.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the balance sheets are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets—
Accounts receivable and allowance for credit losses	$2,186	$1,660
Stock-based compensation	2,791	2,561
Accrued liabilities and expenses	39,761	25,569
Lease liabilities	22,768	20,873
Net operating loss carryforwards	12,127	2,750
Intangible assets	—	7,988
Other	627	525
Subtotal	80,260	61,926
Valuation allowances	(514)	(369)
Total deferred tax assets	79,746	61,557
Deferred tax liabilities—
Property and equipment	(13,877)	(11,286)
Lease right-of-use asset	(22,715)	(20,873)
Long-term contracts	(609)	(876)
Intangible assets	(242)	—
Goodwill	(11,615)	(6,020)
Other	(2,626)	(2,004)
Total deferred tax liabilities	(51,684)	(41,059)
Net deferred tax assets	$28,062	$20,498

The deferred tax assets and liabilities reflected above are included in the consolidated balance sheets as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$29,401	$21,923
Deferred tax liabilities	$1,339	$1,425

As of December 31, 2020, we had $9.4 million of deferred tax assets related to $44.9 million of federal NOL carryforwards as a result of the TAS acquisition. If not used, such carryforwards will begin to expire in 2031. We also had $2.7 million of deferred tax assets related to $46.2 million of state NOL carryforwards, including carryforwards acquired from TAS. The state NOL carryforwards will expire in varying amounts between the years 2021 and 2040. Valuation allowances of $0.5 million have been recorded against certain of the state NOL carryforwards. The $2.2 million of deferred tax assets for state NOL carryforwards, net of valuation allowances, reflects our conclusion that it is more-likely-than-not these assets will be realized based upon expected future earnings in certain of our subsidiaries.

Pursuant to Section 382 of the Code, utilization of our federal NOL carryforwards is subject to annual limitations due to the ownership change in TAS. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

We regularly update our assessment of the realizability of our deferred tax assets, in particular, those related to state NOL carryforwards. A return to profitability in our subsidiaries with valuation allowances would result in a release of a portion of the valuation allowances relating to realizable deferred tax assets. A sustained period of profitability could cause a change in our judgment of any remaining deferred tax assets. If that were to occur, then it is likely that we would reverse some or all of the remaining valuation allowances.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Balance at beginning of year	$10,199	$2,966	$8,929
Additions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	26,858	7,473	2,726
Reductions for tax positions related to prior years	—	(240)	(8,689)
Reductions for settlements with tax authorities	(8,301)	—	—
Balance at end of year	$28,756	$10,199	$2,966

As of December 31, 2020, 2019 and 2018, we had $28.8 million, $10.2 million and $3.0 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We also had accrued zero, zero and $0.6 million for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the United States and various state jurisdictions. During 2019, the IRS commenced an examination of our amended federal returns for 2014 and 2015. The IRS completed its examination and issued an RAR allowing our refund claims in full, which was reviewed and approved by the JCT during the third quarter of 2020. As a result, our unrecognized tax benefits were reduced by $8.3 million. In late January 2021, we received notification from the IRS that our federal returns for 2017 and 2018 were selected for examination. The completion of this IRS examination could impact our future results of operations and financial condition.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. We generally remain open to examination by various state tax authorities for the 2016 tax year forward. As of December 31, 2020, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a reduction of up to $28.8 million in unrecognized tax benefits could occur within the next twelve months. Any reduction in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rates.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $16.3 million in 2020, $14.2 million in 2019 and $10.8 million in 2018. Of these amounts, approximately $0.5 million and $0.3 million were payable to the plans at December 31, 2020 and 2019, respectively.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2020 and 2019, we had 6 and 7, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2020, 2019 or 2018. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after

20 years of service. We had an unfunded benefit liability of $4.0 million and $4.1 million recorded as of December 31, 2020 and 2019, respectively.

13. Commitments and Contingencies

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2021 with a likely decision in the following months. As of December 31, 2020, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Our self-insurance arrangements as of December 31, 2020 were as follows:

Workers’ Compensation—The per-incident deductible for workers’ compensation is $250,000. Losses above $250,000 are determined by statutory rules on a state-by-state basis and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $250,000 and then we have several layers of excess loss insurance policies that cover losses up to $132.5 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $132.5 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $132.5 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $132.5 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $132.5 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

14. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2020, there were 2.9 million shares available for issuance under this plan; however, following adoption of the 2017 Plan (described below), no additional shares will be issued under the 2012 Plan. The 2012 Plan will expire in May 2022.

2017 Omnibus Incentive Plan

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2020, there were 2.0 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027. Additionally, we have outstanding stock options, stock awards and stock units that were issued under other plans, and no further grants may be made under those plans.

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31,

2020, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.63 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the twelve months ended December 31, 2020, we repurchased 0.7 million shares for approximately $30.1 million at an average price of $43.99 per share.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common shares outstanding, end of period	36,188	36,658	36,894
Effect of using weighted average common shares outstanding	354	196	308
Shares used in computing earnings per share—basic	36,542	36,854	37,202
Effect of shares issuable under stock option plans based on the treasury stock method	123	204	283
Effect of restricted and contingently issuable shares	73	73	107
Shares used in computing earnings per share—diluted	36,738	37,131	37,592

15. Stock-Based Compensation

Grants of stock options, restricted stock and restricted stock units, and performance share units have been, under the 2012 Plan and under the 2017 Plan, determined and administered by the compensation committee of the Board of Directors. In 2019, the Board of Directors approved a change to the structure of long-term incentive grants to remove stock options, commencing with the March 2019 equity grant. Total stock-based compensation expense was $6.9 million, $5.9 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $1.5 million, $1.3 million and $1.5 million for each of the years ended December 31, 2020, 2019 and 2018.

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

Stock Options

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31,
	2020
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	382	$27.06
Granted	—	$—
Exercised	(114)	$18.85
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	268	$30.53
Options exercisable at end of year	241

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $3.2 million, $3.5 million and $6.7 million, respectively. Stock options exercisable as of December 31, 2020 have a weighted-average remaining contractual term of 5.2 years and an aggregate intrinsic value of $5.7 million. As of December 31, 2020, we have 0.3 million options that are vested or expected to vest; these options have a weighted average exercise price of $30.53 per share, have a weighted-average remaining contractual term of 5.4 years and an aggregate intrinsic value of $5.9 million.

The following table summarizes information about stock options outstanding at December 31, 2020 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding at	Contractual	Average	Exercisable at	Average
Range of Exercise Prices	12/31/2020	Life (in years)	Exercise Price	12/31/2020	Exercise Price
$11.21 - $15.00	14	2.2	$13.76	14	$13.76
$15.01 - $35.00	130	4.4	$23.54	130	$23.54
$35.01 - $42.50	124	6.8	$39.78	97	$39.02
$11.21 - $42.50	268	5.4	$30.53	241	$29.18

The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. We did not grant any options in 2019 or 2020. The fair values and the assumptions used for the 2018 grant are shown in the table below:

2018
Weighted-average fair value per share of options granted	$13.06
Fair value assumptions:
Expected dividend yield	0.79%
Expected stock price volatility	31.7%
Risk-free interest rate	2.66%
Expected term	5.3 years

Stock options are accounted for as equity instruments. As of December 31, 2020, the unrecognized compensation cost related to stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of options vested during the year ended December 31, 2020 was $0.7 million.

The following table summarizes information about nonvested stock option awards as of December 31, 2020 and changes for the year ended December 31, 2020 (shares in thousands):

		Weighted-Average
		Grant Date
Stock Options	Shares	Fair Value
Nonvested at December 31, 2019	81	$12.53
Granted	—	$—
Vested	(54)	$12.26
Forfeited	—	$—
Nonvested at December 31, 2020	27	$13.06

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31,
	2020
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	91	$47.58
Granted	118	$39.03
Vested	(85)	$39.13
Forfeited	(4)	$45.21
Unvested at end of year	120	$45.21

Approximately $1.1 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2020 was $3.3 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2020, 2019 and 2018 was $39.03, $51.02 and $44.02, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was $2.9 million, $3.5 million and $3.3 million, respectively.

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

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2020 was $6.2 million. Of this amount, $2.2 million relates to the PSUs granted in 2018 whose performance period ended December 31, 2020. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $1.9 million and $2.9 million, respectively. At the December 31, 2020 calculated fair market value, approximately $0.7 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

16. Segment Information

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

	Mechanical Services	Electrical Services	Corporate	Consolidated
Total Assets at December 31, 2020	$1,215,985	$449,588	$91,782	$1,757,355
Total Assets at December 31, 2019	$1,056,609	$372,254	$76,149	$1,505,012

	Year Ended December 31, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,413,016	$443,643	$—	$2,856,659
Gross Profit	$509,740	$37,243	$—	$546,983
Capital Expenditures	$22,550	$955	$626	$24,131

	Year Ended December 31, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,251,560	$363,717	$—	$2,615,277
Gross Profit	$465,144	$36,799	$—	$501,943
Capital Expenditures	$27,933	$1,504	$2,313	$31,750

	Year Ended December 31, 2018
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,176,223	$6,656	$—	$2,182,879
Gross Profit	$444,960	$1,319	$—	$446,279
Capital Expenditures	$25,945	$57	$1,266	$27,268

17. Selected Quarterly Financial Data

Quarterly financial information for the years ended December 31, 2020 and 2019 is summarized as follows (in thousands, except per share data):

	2020
	Q1	Q2	Q3	Q4
Revenue	$700,131	$743,468	$714,099	$698,961
Gross profit	117,093	145,695	147,196	136,999
Net income	17,716	39,495	50,088	42,840
INCOME PER SHARE:
Basic	$0.48	$1.08	$1.37	$1.18
Diluted	$0.48	$1.08	$1.36	$1.17

	2019
	Q1	Q2	Q3	Q4
Revenue	$538,473	$650,302	$706,918	$719,584
Gross profit (1)	106,665	120,016	142,702	132,560
Net income	19,866	24,173	36,233	34,052
INCOME PER SHARE:
Basic	$0.54	$0.65	$0.98	$0.93
Diluted	$0.53	$0.65	$0.98	$0.92

(1)	In the fourth quarter of 2019, we recorded a $4.8 million gain due to insurance proceeds we received in the fourth quarter related to the ransomware incident that occurred in April 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2020 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2020 and such information is hereby incorporated by reference.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Comfort Systems USA, Inc. 1997 Long-Term Incentive Plan	10.1	333-24021
*10.2	Comfort Systems USA, Inc. 1997 Non-Employee Directors’ Stock Plan	10.2	333-24021
*10.3	Amendment to the 1997 Non-Employee Directors’ Stock Plan dated May 23, 2002	10.3	Second Quarter 2002 Form 10-Q/A
*10.4	Comfort Systems USA, Inc. 2006 Equity Incentive Plan	4.5	333-138377
*10.5	Form of Option Award under the Comfort Systems USA, Inc. 2006 Equity Incentive Plan	10.6	2006 Form 10-K
*10.6	Form of Option Award under the Comfort Systems USA, Inc. 2006 Stock Options/SAR Plan for Non-Employee Directors	10.7	2006 Form 10-K
*10.7	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.8	Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	A	Proxy Statement April 10, 2008
*10.9	2008 Senior Management Annual Performance Plan	B	Proxy Statement April 10, 2008
*10.10	Form of Change in Control Agreement	10.2	First Quarter 2008 Form 10-Q
*10.11	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.12	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.13	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.14	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.15	Summary of 2011 Incentive Compensation Plan	10.1	First Quarter 2011 Form 10-Q
*10.16	Form of Performance Restricted Stock Award Agreement dated March 24, 2011	10.1	March 28, 2011 Form 8-K
*10.17	First Amendment to Comfort Systems USA, Inc. Amended and Restated 2006 Equity Compensation Plan for Non-Employee Directors	10.1	Second Quarter 2011 Form 10-Q
10.18	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
*10.19	Summary of 2012 Incentive Compensation Plan	10.1	First Quarter 2012 Form 10-Q
*10.20	Form of 2012 Restricted Stock Unit Agreement	10.1	March 30, 2012 Form 8-K
*10.21	Form of 2012 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 30, 2012 Form 8-K
*10.22	2012 Equity Incentive Plan	A	April 9, 2012 Proxy Statement
*10.23	2012 Senior Management Annual Performance Plan	B	April 9, 2012 Proxy Statement
*10.24	Summary of 2013 Incentive Compensation Plan	10.1	First Quarter 2013 Form 10-Q
*10.25	Form of 2013 Restricted Stock Unit Agreement	10.1	March 22, 2013 Form 8-K
*10.26	Form of 2013 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 22, 2013 Form 8-K
10.27	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.28	Letter Agreement between the Company and James Mylett	10.28	2013 Form 10-K
*10.29	Form of Change in Control Agreement (2013)	10.29	2013 Form 10-K
*10.30	Summary of 2014 Incentive Compensation Plan	10.1	First Quarter 2014 Form 10-Q
*10.31	Form of 2014 Restricted Stock Unit Agreement	10.1	March 21, 2014 Form 8-K
*10.32	Form of 2014 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	March 21, 2014 Form 8-K
*10.33	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.34	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.35	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 9, 2014	10.1	April 9, 2014 Form 8-K
*10.36	Form of 2015 Restricted Stock Unit Agreement	10.1	April 1, 2015 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
*10.37	Form of 2015 Dollar-denominated Performance Vesting Restricted Stock Unit Agreement	10.2	April 1, 2015 Form 8-K
*10.38	Summary of 2015 Incentive Compensation Plan	10.1	First Quarter 2015 Form 10-Q
*10.39	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.40	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.41	Form of 2016 Restricted Stock Unit Agreement	10.1	March 25, 2016 Form 8-K
*10.42	Form of 2016 Dollar-denominated Performance Restricted Stock Unit Agreement	10.2	March 25, 2016 Form 8-K
*10.43	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.44	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K
10.45	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.46	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.47	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.48	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.49	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.50	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.51	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.52	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.53	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.54	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.55	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.56	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.57	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.58	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 25, 2021
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 25, 2021
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 25, 2021
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 25, 2021
Franklin Myers

/s/ Darcy G. Anderson	Director	February 25, 2021
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 25, 2021
Herman E. Bulls

/s/ Alan P. Krusi	Director	February 25, 2021
Alan P. Krusi

/s/ James H. Schultz	Director	February 25, 2021
James H. Schultz

/s/ Pablo G. Mercado	Director	February 25, 2021
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 25, 2021
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 25, 2021
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 25, 2021
Vance W. Tang