Form 10-Q
period 2021-03-31
COMFORT SYSTEMS USA INC
filed 2021-04-28
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The number of shares outstanding of the issuer’s common stock as of April 23, 2021 was 36,285,379 (excluding treasury shares of 4,837,986).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,116	$54,896
Billed accounts receivable, less allowance for credit losses of $7,993 and $9,087, respectively	585,594	619,544
Unbilled accounts receivable, less allowance for credit losses of $815 and $784, respectively	46,834	45,596
Other receivables, less allowance for credit losses of $789 and $759, respectively	38,396	44,212
Inventories	15,653	13,472
Prepaid expenses and other	13,812	15,510
Costs and estimated earnings in excess of billings, less allowance for credit losses of $34 and $79, respectively	10,167	18,622
Total current assets	762,572	811,852
PROPERTY AND EQUIPMENT, NET	115,039	117,206
LEASE RIGHT-OF-USE ASSET	96,782	94,727
GOODWILL	472,778	464,392
IDENTIFIABLE INTANGIBLE ASSETS, NET	230,408	231,807
DEFERRED TAX ASSETS	29,811	29,401
OTHER NONCURRENT ASSETS	8,140	7,970
Total assets	$1,715,530	$1,757,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$184,499	$204,145
Accrued compensation and benefits	104,590	121,864
Billings in excess of costs and estimated earnings	248,397	226,237
Accrued self-insurance	48,106	49,166
Other current liabilities	106,096	91,492
Total current liabilities	691,688	692,904
LONG-TERM DEBT, NET	171,752	235,733
LEASE LIABILITIES	82,661	80,576
DEFERRED TAX LIABILITIES	1,339	1,339
OTHER LONG-TERM LIABILITIES	44,987	50,374
Total liabilities	992,427	1,060,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,868,862 and 4,935,186 shares, respectively	(128,589)	(129,243)
Additional paid-in capital	326,143	322,451
Retained earnings	525,138	502,810
Total stockholders’ equity	723,103	696,429
Total liabilities and stockholders’ equity	$1,715,530	$1,757,355

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
REVENUE	$669,761	$700,131
COST OF SERVICES	546,292	583,038
Gross profit	123,469	117,093
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	88,214	92,924
GAIN ON SALE OF ASSETS	(350)	(554)
Operating income	35,605	24,723
OTHER INCOME (EXPENSE):
Interest income	3	64
Interest expense	(1,497)	(2,617)
Changes in the fair value of contingent earn-out obligations	1,186	2,272
Other	(69)	25
Other income (expense)	(377)	(256)
INCOME BEFORE INCOME TAXES	35,228	24,467
PROVISION FOR INCOME TAXES	8,737	6,751
NET INCOME	$26,491	$17,716

INCOME PER SHARE:
Basic	$0.73	$0.48
Diluted	$0.73	$0.48

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,286	36,674
Diluted	36,499	36,905
DIVIDENDS PER SHARE	$0.115	$0.105

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation	—	—	—	—	2,134	—	2,134
Dividends	—	—	—	—	—	(3,844)	(3,844)
Share repurchase	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020	41,123,365	$411	(4,673,627)	$(112,513)	$323,103	$382,042	$593,043

	Three Months Ended
	March 31, 2021
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	26,491	26,491
Issuance of Stock:
Issuance of shares for options exercised	—	—	61,454	1,616	(211)	—	1,405
Issuance of restricted stock & performance stock	—	—	29,544	777	1,431	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(11,424)	(854)	—	—	(854)
Stock-based compensation	—	—	—	—	2,472	—	2,472
Dividends	—	—	—	—	—	(4,163)	(4,163)
Share repurchase	—	—	(13,250)	(885)	—	—	(885)
BALANCE AT MARCH 31, 2021	41,123,365	$411	(4,868,862)	$(128,589)	$326,143	$525,138	$723,103

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,491	$17,716
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	8,925	6,230
Depreciation expense	7,051	6,461
Change in right-of-use assets	4,377	8,182
Bad debt expense (benefit)	(1,018)	4,551
Deferred tax provision (benefit)	(410)	300
Amortization of debt financing costs	133	135
Gain on sale of assets	(350)	(554)
Changes in the fair value of contingent earn-out obligations	(1,186)	(2,272)
Stock-based compensation	4,711	3,631
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	49,684	(7,894)
Inventories	(2,181)	(256)
Prepaid expenses and other current assets	(390)	5,392
Costs and estimated earnings in excess of billings and unbilled accounts receivable	6,840	(695)
Other noncurrent assets	(284)	225
Increase (decrease) in—
Accounts payable and accrued liabilities	(33,087)	(45,799)
Billings in excess of costs and estimated earnings	20,550	35,337
Other long-term liabilities	(5,209)	(8,770)
Net cash provided by operating activities	84,647	21,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,812)	(7,497)
Proceeds from sales of property and equipment	498	690
Cash paid for acquisitions, net of cash acquired	(10,716)	(8,729)
Net cash used in investing activities	(15,030)	(15,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	150,000
Payments on revolving credit facility	(70,000)	(28,000)
Payments on term loan	(7,500)	(9,375)
Payments on other debt	—	(12,817)
Payments of dividends to stockholders	(4,163)	(3,844)
Share repurchase	(885)	(8,985)
Shares received in lieu of tax withholding	(854)	(622)
Proceeds from exercise of options	1,405	—
Deferred acquisition payments	(400)	(400)
Payments for contingent consideration arrangements	—	(9,865)
Net cash provided by (used in) financing activities	(72,397)	76,092
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,780)	82,476
CASH AND CASH EQUIVALENTS, beginning of period	54,896	50,788
CASH AND CASH EQUIVALENTS, end of period	$52,116	$133,264

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These interim statements should be read in conjunction with the historical Consolidated Financial Statements and related notes of Comfort Systems included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2020 (the “Form 10-K”).

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within that year. We adopted ASU No. 2019-12 on January 1, 2021, and the impact was not material to our overall financial statements.

Revenue Recognition

We recognize revenue over time for all of our services as we perform them because (i) control continuously transfers to that customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date, plus a reasonable profit, for delivery of products or services that do not have an alternative use to the Company.

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost to cost measure of progress for our contracts, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials, subcontractors’ costs, other direct costs and an allocation of indirect costs.

For a small portion of our business in which our services are delivered in the form of service maintenance agreements for existing systems to be repaired and maintained, as opposed to constructed, our performance obligation is to maintain the customer’s mechanical system for a specific period of time. Similar to construction jobs, we recognize revenue over time; however, for service maintenance agreements in which the full cost to provide services may not be known, we generally use an input method to recognize revenue, which is based on the amount of time we have provided our services out of the total time we have been contracted to perform those services. Our revenue recognition policy is further discussed in Note 3 “Revenue from Contracts with Customers.”

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

In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables (e.g., when we hold concerns about a specific customer going bankrupt and no longer being able to pay the receivables due to us).

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

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 to claim the credit for increasing research activities (the “R&D tax credit”) and energy efficient commercial buildings deduction (the “179D deduction”) and recorded tax benefits of $6.1 million, $8.5 million and $11.9 million, respectively. The $26.5 million of tax benefits have been offset by additions to unrecognized tax benefits of $26.4 million due to the uncertainty of the outcome of our current Internal Revenue Service examination. The R&D tax credit and 179D deduction for 2016, 2017 and 2018, therefore, had no material impact on our effective tax rates. At this time, we cannot reasonably estimate the R&D tax credit for years after 2018 or 179D deduction for years after 2017.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, interest rate swaps, life insurance policies, notes to former owners, a revolving credit facility and a term loan. We believe that the carrying values of these instruments in the accompanying Balance Sheets approximate their fair values.

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

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtainment or fulfillment costs on our Balance Sheet and have not incurred any impairment loss on such costs in the current year.

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

In the first three months of 2021 and 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2021 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 11 – Segment Information for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended March 31,
Revenue by Service Provided	2021		2020
Mechanical Services	$565,620	84.5%	$570,751	81.5%
Electrical Services	104,141	15.5%	129,380	18.5%
Total	$669,761	100.0%	$700,131	100.0%

	Three Months Ended March 31,
Revenue by Type of Customer	2021		2020
Industrial	$269,583	40.3%	$275,198	39.3%
Education	92,457	13.8%	109,584	15.7%
Office Buildings	78,996	11.8%	75,572	10.8%
Healthcare	95,091	14.2%	99,259	14.2%
Government	43,165	6.4%	38,981	5.6%
Retail, Restaurants and Entertainment	44,576	6.7%	61,203	8.7%
Multi-Family and Residential	24,660	3.7%	18,731	2.7%
Other	21,233	3.1%	21,603	3.0%
Total	$669,761	100.0%	$700,131	100.0%

	Three Months Ended March 31,
Revenue by Activity Type	2021		2020
New Construction	$302,061	45.1%	$347,400	49.6%
Existing Building Construction	216,601	32.3%	207,166	29.6%
Service Projects	60,060	9.0%	51,648	7.4%
Service Calls, Maintenance and Monitoring	91,039	13.6%	93,917	13.4%
Total	$669,761	100.0%	$700,131	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Three Months Ended March 31,		Year Ended December 31,
	2021		2020
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$18,622	$226,237	$2,736	$166,918
Change due to acquisitions / disposals	472	1,610	9,509	39,885
Change related to credit allowance	45	—	(79)	—
Other changes in the period	(8,972)	20,550	6,456	19,434
Balance at end of period	$10,167	$248,397	$18,622	$226,237

In the first three months of 2021 and 2020, we recognized revenue of $167.8 million and $126.8 million related to our contract liabilities at January 1, 2021 and January 1, 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first three months of 2021 and 2020.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.66 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of less than one year; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $130.0 million as of March 31, 2021 and decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the three months ended March 31, 2021, we recognized a net loss of $0.1 million related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$52,116	$—	$—	$52,116
Life insurance—cash surrender value	$—	$5,708	$—	$5,708
Contingent earn-out obligations	$—	$—	$28,048	$28,048
Interest rate swap liability	$—	$45	$—	$45

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54,896	$—	$—	$54,896
Life insurance—cash surrender value	$—	$5,420	$—	$5,420
Contingent earn-out obligations	$—	$—	$25,979	$25,979
Interest rate swap liability	$—	$42	$—	$42

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

We have life insurance policies covering 89 employees with a combined face value of $63.2 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $5.7 million as of March 31, 2021 and $5.4 million as of December 31, 2020. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Significant unobservable inputs that could impact the fair value measurement include our weighted average cost of capital and the forecasted level of operating income for each earn-out measurement. As of March 31, 2021, cash flows were discounted using a weighted average cost of capital ranging from 10.0% - 17.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Balance at beginning of period	$25,979	$28,497
Issuances	3,255	16,715
Settlements	—	(10,114)
Adjustments to fair value	(1,186)	(9,119)
Balance at end of period	$28,048	$25,979

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

Other Acquisitions

We completed the acquisition of an electrical contractor in North Carolina in the first quarter of 2020 with a total purchase price of $41.6 million. This acquisition is reported in our electrical services segment. In the fourth quarter of 2020, we acquired all outstanding equity interest of Tennessee Electric Company, Inc. dba TEC Industrial Maintenance and Construction (“T E C”) for a total preliminary purchase price of $89.6 million which included $73.0 million in cash, $7.0 million in notes payable to former owners, a $7.6 million contingent earn-out obligation and a $2.0 million working capital adjustment. As a result of the acquisition, T E C is a wholly owned subsidiary of the Company reported in our electrical services segment. In the first quarter of 2021, we completed an acquisition of a mechanical contractor in Utah with a total preliminary purchase price of $19.6 million, which is reported in our mechanical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2019	$234,660	$97,787	$332,447
Acquisitions and purchase price adjustments (See Note 5)	72,788	59,157	131,945
Balance at December 31, 2020	307,448	156,944	464,392
Acquisitions and purchase price adjustments (See Note 5)	7,726	660	8,386
Impact of segment reorganization	1,101	(1,101)	—
Balance at March 31, 2021	$316,275	$156,503	$472,778

During the fourth quarter of 2020, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 24%. As a result of uncertainty caused by COVID-19 and the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of March 31, 2021, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At March 31, 2021, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2021 (remainder of the year)	$25,738
2022	28,400
2023	24,217
2024	22,867
2025	20,680
Thereafter	108,506
Total	$230,408

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Revolving credit facility	$10,000	$70,000
Term loan	127,500	135,000
Notes to former owners	34,500	31,000
Total principal amount	172,000	236,000
Less—unamortized debt issuance costs	(248)	(267)
Total debt, net of unamortized debt issuance costs	171,752	235,733
Less—current portion	—	—
Total long-term portion of debt, net	$171,752	$235,733

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of March 31, 2021, the Facility capacity was $577.5 million as the term loan was paid down by $22.5 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2021, we had $10.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $390.5 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of March 31, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of March 31, 2021.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The leverage ratio as of March 31, 2021 was 0.6.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2021 was 28.5.

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

We were in compliance with all of our financial covenants as of March 31, 2021.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $34.5 million as of March 31, 2021. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

8. Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components under the lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $1.9 million in the first three months of both 2021 and 2020. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of March 31, 2021 and December 31, 2020 was 4.1% and 4.2%, respectively. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2021 and 2020 was $7.2 million and $6.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.4 years at March 31, 2021 and 7.5 years at December 31, 2020.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended March 31, 2021 and 2020 was approximately $1.3 million and $0.9 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	March 31, 2021	December 31, 2020
Lease right-of-use assets	$96,782	$94,727
Lease liabilities:
Other current liabilities	$16,586	$16,586
Long-term lease liabilities	82,661	80,576
Total lease liabilities	$99,247	$97,162

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2021 (excluding the three months ended March 31, 2021)	$15,484
2022	18,203
2023	15,848
2024	13,955
2025	12,797
Thereafter	39,761
Total Lease Payments	116,048
Less—Present Value Discount	(16,801)
Present Value of Lease Liabilities	$99,247

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$5,353	$4,473
Lease right-of-use assets obtained in exchange for lease liabilities	$6,432	$2,278

9. Commitments and Contingencies

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second half of 2021 with a likely decision in the following months. As of March 31, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

10. Stockholders’ Equity

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three months ended March 31, 2021 and 2020, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Common shares outstanding, end of period	36,255	36,450
Effect of using weighted average common shares outstanding	31	224
Shares used in computing earnings per share—basic	36,286	36,674
Effect of shares issuable under stock option plans based on the treasury stock method	131	148
Effect of restricted and contingently issuable shares	82	83
Shares used in computing earnings per share—diluted	36,499	36,905

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2021, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2021, we repurchased less than 0.1 million shares for approximately $0.9 million at an average price of $66.82 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. On January 1, 2021, we completed a change in the structure of our internal organization which resulted in a portion of our electrical segment’s business being moved to the mechanical segment. We reallocated goodwill between our reorganized reporting units and have restated comparative prior period information for the reorganized reportable segments in accordance with the guidance on segment reporting. Accordingly, we have restated comparative prior period information for the reorganized reportable segments in the tables below. The following table presents information about our reportable segments (in thousands):

	Three Months Ended March 31, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$565,620	$104,141	$—	$669,761
Gross Profit	$108,128	$15,341	$—	$123,469

	Three Months Ended March 31, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$570,751	$129,380	$—	$700,131
Gross Profit	$109,984	$7,109	$—	$117,093

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020 (the “Form 10-K”). This discussion contains “forward-looking statements” regarding our business and industry within the meaning of applicable securities laws and regulations. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause our actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

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

Approximately 86.4% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of March 31, 2021, we had 5,837 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $853,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.4 billion of aggregate contract value as of March 31, 2021, or approximately 87% of a total contract value for all projects in progress, totaling $5.0 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of March 31, 2021, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,065	$625.6
$1 million - $5 million	562	1,271.1
$5 million - $10 million	98	707.5
$10 million - $15 million	51	628.3
Greater than $15 million	61	1,744.3
Total	5,837	$4,976.8

In addition to project work, approximately 13.6% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

During the five-year period from 2015 to 2019, there was an increase in nonresidential building construction and renovation activity levels. In early 2020, the advent of a global pandemic led to some delays in service and construction, including the potential for delayed project starts and air pockets as the year ended.

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of March 31, 2021, we had $390.5 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-two calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as local and regional industry participants compete for customers. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business.

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

Results of Operations (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue	$669,761	100.0%	$700,131	100.0%
Cost of services	546,292	81.6%	583,038	83.3%
Gross profit	123,469	18.4%	117,093	16.7%
Selling, general and administrative expenses	88,214	13.2%	92,924	13.3%
Gain on sale of assets	(350)	(0.1)%	(554)	(0.1)%
Operating income	35,605	5.3%	24,723	3.5%
Interest income	3	—	64	—
Interest expense	(1,497)	(0.2)%	(2,617)	(0.4)%
Changes in the fair value of contingent earn-out obligations	1,186	0.2%	2,272	0.3%
Other income (expense)	(69)	—	25	—
Income before income taxes	35,228	5.3%	24,467	3.5%
Provision for income taxes	8,737		6,751
Net income	$26,491	4.0%	$17,716	2.5%

We had 37 operating locations as of December 31, 2020. In the first quarter of 2021, we combined two operating locations into one. Additionally, we completed an immaterial acquisition of a mechanical contractor in Utah, which reports as a separate operating location. As of March 31, 2021, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2021 to 2020, as described below, excludes one month of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation, three months of results for TAS, which was acquired on April 1, 2020 and three months of results for T E C, which was acquired on December 31, 2020. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions which are often absorbed and integrated, or “tucked-in,” with existing operations. While the electrical contractor in North Carolina is tucked-in with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the first quarter of 2021 decreased $30.4 million, or 4.3%, to $669.8 million compared to the same period in 2020. The decrease included an 11.8% decrease in revenue related to same-store activity, partially offset by a 7.5% increase related to the North Carolina electrical contractor, TAS and T E C acquisitions.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2021		2020
Revenue:
Mechanical Services	$565,620	84.5%	$570,751	81.5%
Electrical Services	104,141	15.5%	129,380	18.5%
Total	$669,761	100.0%	$700,131	100.0%

Revenue for our mechanical services segment decreased $5.1 million, or 0.9%, to $565.6 million for the first quarter of 2021 compared to the same period in 2020. The decrease included a reduction in activity in the industrial sector at one of our Texas operations ($15.1 million) and our Wisconsin operation ($7.0 million), and in the education sector at one of our Virginia operations ($10.0 million). This decrease was offset by the acquisition of TAS in April 2020 ($30.0 million).

Revenue for our electrical services segment decreased $25.2 million to $104.1 million for the first quarter of 2021 compared to the same period in 2020. The decrease primarily resulted from the expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($56.7 million), offset by the North Carolina electrical contractor which was acquired in February 2020 ($17.3 million) and the acquisition of T E C in December 2020 ($14.2 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	March 31,		December 31,		March 31,
	2021		2020		2020
Backlog:
Mechanical Services	$1,377,335	83.0%	$1,267,200	83.8%	$1,394,143	86.1%
Electrical Services	282,537	17.0%	244,214	16.2%	224,252	13.9%
Total	$1,659,872	100.0%	$1,511,414	100.0%	$1,618,395	100.0%

Backlog as of March 31, 2021 was $1.66 billion, a 9.8% increase from December 31, 2020 backlog of $1.51 billion, and a 2.6% increase from March 31, 2020 backlog of $1.62 billion. The sequential backlog increase was broad-based, and was primarily a result of increased project bookings at TAS ($59.4 million), one of our Florida operations ($32.0 million), T E C ($27.2 million) and our North Carolina electrical contractor ($22.5 million). The sequential backlog increase was partially offset by completion of project work at our Wisconsin operation ($13.7 million) and our Texas electrical operation ($11.4 million). The year-over-year backlog increase included the TAS acquisition ($223.7 million) and the T E C acquisition ($99.9 million), partially offset by a same-store decrease of $282.2 million, or 17.4%. Same-store year-over-year backlog decreased primarily due to completion of project work at two of our Virginia operations ($85.8 million), our Texas electrical operation ($63.3 million), our Colorado operation ($59.6 million) and our Wisconsin operation ($26.9 million).

Gross Profit—Gross profit increased $6.4 million, or 5.4%, to $123.5 million for the first quarter of 2021 as compared to the same period in 2020. The increase included a 5.0% increase related to the TAS, T E C and North Carolina electrical contractor acquisitions and a 0.4% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at one of our Virginia operations ($3.4 million), partially offset by a decrease at one of our Florida operations ($3.1 million) compared to the prior year. As a percentage of revenue, gross profit for the first quarter increased from 16.7% in 2020 to 18.4% in 2021 primarily due to improved margins in our electrical segment driven by improvements in project execution.

Selling, General and Administrative Expenses (“SG&A”)—SG&A decreased $4.7 million, or 5.1%, to $88.2 million for the first quarter of 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A decreased $11.0 million, or 12.6%. This decrease is primarily due to a decrease in same-store revenue for the period, as well as a decrease of $5.6 million in bad debt expense in the first quarter of 2021 as compared to the same period in 2020 driven by concerns in the prior year about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Amortization expense increased $1.4 million during the period, primarily as a result of the TAS and T E C acquisitions. As a percentage of revenue, SG&A for the first quarter decreased slightly to 13.2% in 2021 from 13.3% in 2020.

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

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
SG&A	$88,214	$92,924
Less: SG&A from companies acquired	(4,842)	—
Less: Amortization expense	(7,177)	(5,770)
Same-store SG&A, excluding amortization expense	$76,195	$87,154

Interest Expense—Interest expense decreased $1.1 million, or 42.8%, to $1.5 million for the first quarter of 2021 as compared to the same period in 2020. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in the first quarter of 2021 compared to the prior year as well as decreased borrowings on the senior credit facility.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the first quarter of 2021 decreased $1.1 million as compared to the same period in 2020. The decrease was caused by higher income in the prior year as a result of Walker’s improved results in the first quarter of 2021 compared to previous forecasts as well as other smaller earnout valuations changes that resulted in less earnout income in the current year. These were partially offset by earnout income in the current year due to TAS’s first quarter 2021 results being lower than previously forecasted.

Provision for Income Taxes—Our provision for income taxes for the three months ended March 31, 2021 was $8.7 million with an effective tax rate of 24.8% as compared to a provision for income taxes of $6.8 million with an effective tax rate of 27.6% for the same period in 2020. The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.2%) and nondeductible expenses, including nondeductible expenses related to TAS (1.2%), partially offset by deductions for stock-based compensation (1.8%). The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (5.0%) and nondeductible expenses (1.9%), partially offset by benefits from the expected filing of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.3%).

We currently estimate our future effective tax rates will be between 24% and 29%. However, our effective tax rates could be on the low end of this range, or lower, as we continue to pursue claims for the credit for increasing research activities (the “R&D tax credit”) and the 179D deduction allocated to us.

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

Our service business experienced negative impacts during the second quarter of 2020, largely because of building closures or decisions by customers to limit building access. As of the end of the third quarter, the majority of our service operations had returned to levels that were at or near normal functioning. Throughout the pandemic, our construction activities have generally been classified as essential services in the substantial majority of our markets, although we have had certain jobs temporarily or partially close due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We also experienced delays in the award of new construction work in certain instances, and limited instances of delayed starts. Across our operations, we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of March 31, 2021 and determined that there were no material or systematic adverse impacts on the Company except for diminished revenue, operational inefficiency, and adjustments in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

Although conditions are stabilizing, COVID-19 continues to affect our business outlook. Sporadic delays in the award or commencement of some projects are ameliorating but will continue to impact activity levels, especially in the second quarter of 2021. Despite temporary effects from COVID-19, we have a good pipeline of opportunities and potential backlog. Considering all these factors, we currently anticipate that solid earnings and cash flow will continue throughout 2021. We continue to prepare for a wide range of economic circumstances; however, we also currently expect supportive conditions for our industry are likely to continue in 2022.

Liquidity and Capital Resources (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Cash provided by (used in):
Operating activities	$84,647	$21,920
Investing activities	(15,030)	(15,536)
Financing activities	(72,397)	76,092
Net increase (decrease) in cash and cash equivalents	$(2,780)	$82,476
Free cash flow:
Cash provided by operating activities	$84,647	$21,920
Purchases of property and equipment	(4,812)	(7,497)
Proceeds from sales of property and equipment	498	690
Free cash flow	$80,333	$15,113

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

Cash provided by operating activities was $84.6 million during the first three months of 2021 compared with $21.9 million during the same period in 2020. This increase was primarily driven by a $57.6 million change in receivables, net driven by strong collections in the current year. The first quarter of 2021 included a $20.6 million benefit from billings in excess of costs and estimated earnings. We expect that this benefit from billings in excess of costs and estimated earnings will come down during 2021, which will lower operating cash flow during the periods it occurs.

Cash Used in Investing Activities—During the first three months of 2021, cash used in investing activities remained relatively stable at $15.0 million compared to $15.5 million during the same period in 2020.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $72.4 million for the first three months of 2021 compared to cash provided by financing activities of $76.1 million during the same period in 2020. The $148.5 million decrease in cash provided by financing activities is primarily due to a decrease in net proceeds from debt compared to the prior year, which was driven by stronger operating cash flows in the current year that allowed us to pay down more debt, partially offset by $9.9 million of payments for contingent consideration arrangements paid in the prior year.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2021, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2021, we repurchased less than 0.1 million shares for approximately $0.9 million at an average price of $66.82 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of March 31, 2021, the Facility capacity was $577.5 million as the term loan was paid down by $22.5 million since the inception of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As of March 31, 2021, we had $10.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $390.5 million of credit available.

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

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of March 31, 2021 was 0.6.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends, and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00, to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of March 31, 2021 was 28.5.

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

We were in compliance with all of our financial covenants as of March 31, 2021.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $34.5 million as of March 31, 2021. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of March 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

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

Contractual Obligations

As of March 31, 2021, we have $49.5 million in letter of credit commitments, of which $16.1 million will expire in 2021 and $33.4 million will expire in 2022. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of March 31, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of March 31, 2021, we have repurchased a cumulative total of 9.3 million shares at an average price of $19.70 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the three months ended March 31, 2021, we repurchased less than 0.1 million shares for approximately $0.9 million at an average price of $66.82 per share.

During the quarter ended March 31, 2021, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	3,000	$52.59	9,315,001	978,750
February 1 - February 28	—	$—	9,315,001	978,750
March 1 - March 31	10,250	$70.99	9,325,251	968,500
	13,250	$66.82	9,325,251	968,500

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

Comfort Systems USA, Inc.

April 28, 2021	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

April 28, 2021	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

April 28, 2021	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer