Form 10-Q
period 2021-06-30
COMFORT SYSTEMS USA INC
filed 2021-07-28
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s common stock as of July 23, 2021 was 36,305,194 (excluding treasury shares of 4,818,171).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,659	$54,896
Billed accounts receivable, less allowance for credit losses of $8,648 and $9,087, respectively	630,446	619,544
Unbilled accounts receivable, less allowance for credit losses of $815 and $784, respectively	53,624	45,596
Other receivables, less allowance for credit losses of $549 and $759, respectively	38,515	44,212
Inventories	18,837	13,472
Prepaid expenses and other	11,350	15,510
Costs and estimated earnings in excess of billings, less allowance for credit losses of $34 and $79, respectively	12,969	18,622
Total current assets	819,400	811,852
PROPERTY AND EQUIPMENT, NET	113,589	117,206
LEASE RIGHT-OF-USE ASSET	95,532	94,727
GOODWILL	472,046	464,392
IDENTIFIABLE INTANGIBLE ASSETS, NET	221,584	231,807
DEFERRED TAX ASSETS	23,952	29,401
OTHER NONCURRENT ASSETS	8,847	7,970
Total assets	$1,754,950	$1,757,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,235	$—
Accounts payable	207,453	204,145
Accrued compensation and benefits	115,797	121,864
Billings in excess of costs and estimated earnings	255,357	226,237
Accrued self-insurance	47,359	49,166
Other current liabilities	91,209	91,492
Total current liabilities	721,410	692,904
LONG-TERM DEBT, NET	156,272	235,733
LEASE LIABILITIES	81,060	80,576
DEFERRED TAX LIABILITIES	1,339	1,339
OTHER LONG-TERM LIABILITIES	42,857	50,374
Total liabilities	1,002,938	1,060,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 4,774,785 and 4,935,186 shares, respectively	(128,503)	(129,243)
Additional paid-in capital	326,179	322,451
Retained earnings	553,925	502,810
Total stockholders’ equity	752,012	696,429
Total liabilities and stockholders’ equity	$1,754,950	$1,757,355

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE	$713,895	$743,468	$1,383,656	$1,443,599
COST OF SERVICES	587,440	597,773	1,133,732	1,180,811
Gross profit	126,455	145,695	249,924	262,788
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	87,549	85,045	175,763	177,969
GAIN ON SALE OF ASSETS	(491)	(312)	(841)	(866)
Operating income	39,397	60,962	75,002	85,685
OTHER INCOME (EXPENSE):
Interest income	3	28	6	92
Interest expense	(1,360)	(2,554)	(2,857)	(5,171)
Changes in the fair value of contingent earn-out obligations	4,581	(3,871)	5,767	(1,599)
Other	161	—	92	25
Other income (expense)	3,385	(6,397)	3,008	(6,653)
INCOME BEFORE INCOME TAXES	42,782	54,565	78,010	79,032
PROVISION FOR INCOME TAXES	9,817	15,070	18,554	21,821
NET INCOME	$32,965	$39,495	$59,456	$57,211

INCOME PER SHARE:
Basic	$0.91	$1.08	$1.64	$1.56
Diluted	$0.90	$1.08	$1.63	$1.55

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,403	36,581	36,345	36,628
Diluted	36,566	36,737	36,533	36,821
DIVIDENDS PER SHARE	$0.115	$0.105	$0.230	$0.210

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended
	June 30, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation	—	—	—	—	2,134	—	2,134
Dividends	—	—	—	—	—	(3,844)	(3,844)
Share repurchase	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020	41,123,365	411	(4,673,627)	(112,513)	323,103	382,042	593,043
Net income	—	—	—	—	—	39,495	39,495
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,562	836	(280)	—	556
Issuance of restricted stock & performance stock	—	—	84,987	2,048	(2,048)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,002)	(454)	—	—	(454)
Stock-based compensation	—	—	—	—	1,644	—	1,644
Dividends	—	—	—	—	—	(3,830)	(3,830)
Share repurchase	—	—	(52,991)	(2,021)	—	—	(2,021)
BALANCE AT JUNE 30, 2020	41,123,365	$411	(4,620,071)	$(112,104)	$322,419	$417,707	$628,433

	Six Months Ended
	June 30, 2021
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	26,491	26,491
Issuance of Stock:
Issuance of shares for options exercised	—	—	61,454	1,616	(211)	—	1,405
Issuance of restricted stock & performance stock	—	—	29,544	777	1,431	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(11,424)	(854)	—	—	(854)
Stock-based compensation	—	—	—	—	2,472	—	2,472
Dividends	—	—	—	—	—	(4,163)	(4,163)
Share repurchase	—	—	(13,250)	(885)	—	—	(885)
BALANCE AT MARCH 31, 2021	41,123,365	411	(4,868,862)	(128,589)	326,143	525,138	723,103
Net income	—	—	—	—	—	32,965	32,965
Issuance of Stock:
Issuance of shares for options exercised	—	—	69,342	1,853	191	—	2,044
Issuance of restricted stock & performance stock	—	—	71,816	1,904	(1,904)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(19,989)	(1,509)	—	—	(1,509)
Stock-based compensation	—	—	—	—	1,749	—	1,749
Dividends	—	—	—	—	—	(4,178)	(4,178)
Share repurchase	—	—	(27,092)	(2,162)	—	—	(2,162)
BALANCE AT JUNE 30, 2021	41,123,365	$411	(4,774,785)	$(128,503)	$326,179	$553,925	$752,012

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,456	$57,211
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	17,749	17,141
Depreciation expense	13,925	13,633
Change in right-of-use assets	8,554	8,687
Bad debt expense (benefit)	(429)	4,593
Deferred tax provision (benefit)	5,449	(2,980)
Amortization of debt financing costs	267	270
Gain on sale of assets	(841)	(866)
Changes in the fair value of contingent earn-out obligations	(5,767)	1,599
Stock-based compensation	6,860	5,188
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(6,841)	30,258
Inventories	(5,365)	(220)
Prepaid expenses and other current assets	13,037	13,382
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(2,752)	(6,185)
Other noncurrent assets	(1,105)	(228)
Increase (decrease) in—
Accounts payable and accrued liabilities	(10,964)	(1,984)
Billings in excess of costs and estimated earnings	27,510	22,082
Other long-term liabilities	(8,674)	2,205
Net cash provided by operating activities	110,069	163,786
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,762)	(14,539)
Proceeds from sales of property and equipment	1,530	1,378
Cash paid for acquisitions, net of cash acquired	(11,742)	(101,998)
Net cash used in investing activities	(20,974)	(115,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	25,000	178,000
Payments on revolving credit facility	(80,000)	(151,000)
Payments on term loan	(15,000)	(11,250)
Payments on other debt	(8,765)	(32,449)
Payments of dividends to stockholders	(8,341)	(7,674)
Share repurchase	(3,047)	(11,006)
Shares received in lieu of tax withholding	(2,363)	(1,076)
Proceeds from exercise of options	3,449	556
Deferred acquisition payments	(400)	(400)
Payments for contingent consideration arrangements	(865)	(9,863)
Net cash used in financing activities	(90,332)	(46,162)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,237)	2,465
CASH AND CASH EQUIVALENTS, beginning of period	54,896	50,788
CASH AND CASH EQUIVALENTS, end of period	$53,659	$53,253

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

In the first six months of 2021 and 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Service Provided	2021		2020		2021		2020
Mechanical Services	$611,796	85.7%	$626,706	84.3%	$1,177,416	85.1%	$1,197,457	82.9%
Electrical Services	102,099	14.3%	116,762	15.7%	206,240	14.9%	246,142	17.1%
Total	$713,895	100.0%	$743,468	100.0%	$1,383,656	100.0%	$1,443,599	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Type of Customer	2021		2020		2021		2020
Industrial	$311,075	43.6%	$300,870	40.5%	$580,658	42.0%	$576,068	39.9%
Education	92,381	12.9%	130,004	17.5%	184,838	13.4%	239,588	16.6%
Office Buildings	73,014	10.2%	75,594	10.2%	152,010	11.0%	151,166	10.5%
Healthcare	96,004	13.4%	96,050	12.9%	191,095	13.8%	195,309	13.5%
Government	42,506	6.0%	39,832	5.4%	85,671	6.2%	78,813	5.5%
Retail, Restaurants and Entertainment	48,933	6.9%	64,628	8.7%	93,509	6.7%	125,831	8.7%
Multi-Family and Residential	28,341	4.0%	20,555	2.8%	53,001	3.8%	39,286	2.7%
Other	21,641	3.0%	15,935	2.0%	42,874	3.1%	37,538	2.6%
Total	$713,895	100.0%	$743,468	100.0%	$1,383,656	100.0%	$1,443,599	100.0%

	Three Months Ended June 30,				Six Months Ended June 30,
Revenue by Activity Type	2021		2020		2021		2020
New Construction	$329,890	46.2%	$377,433	50.8%	$631,951	45.7%	$724,833	50.2%
Existing Building Construction	215,317	30.2%	225,103	30.3%	431,918	31.2%	432,269	29.9%
Service Projects	66,263	9.3%	58,378	7.8%	126,323	9.1%	110,026	7.6%
Service Calls, Maintenance and Monitoring	102,425	14.3%	82,554	11.1%	193,464	14.0%	176,471	12.3%
Total	$713,895	100.0%	$743,468	100.0%	$1,383,656	100.0%	$1,443,599	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2021		2020
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$18,622	$226,237	$2,736	$166,918
Change due to acquisitions / disposals	472	1,610	9,509	39,885
Change related to credit allowance	45	—	(79)	—
Other changes in the period	(6,170)	27,510	6,456	19,434
Balance at end of period	$12,969	$255,357	$18,622	$226,237

In the first six months of 2021 and 2020, we recognized revenue of $195.0 million and $152.4 million related to our contract liabilities at January 1, 2021 and January 1, 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first six months of 2021 and 2020.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.84 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $130.0 million as of June 30, 2021 and decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the three months ended June 30, 2021 and June 30, 2020, we recognized a net loss of $0.1 million and less than $0.1 million, respectively, related to our interest rate swaps. For the six months ended June 30, 2021 and June 30, 2020, we recognized a net loss of $0.2 million and less than $0.1 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$53,659	$—	$—	$53,659
Life insurance—cash surrender value	$—	$6,510	$—	$6,510
Contingent earn-out obligations	$—	$—	$22,602	$22,602
Interest rate swap liability	$—	$48	$—	$48

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54,896	$—	$—	$54,896
Life insurance—cash surrender value	$—	$5,420	$—	$5,420
Contingent earn-out obligations	$—	$—	$25,979	$25,979
Interest rate swap liability	$—	$42	$—	$42

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

We have life insurance policies covering 89 employees with a combined face value of $63.2 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.5 million as of June 30, 2021 and $5.4 million as of December 31, 2020. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of June 30, 2021, cash flows were discounted using a weighted average cost of capital ranging from 10.5% - 17.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Balance at beginning of period	$25,979	$28,497
Issuances	3,255	16,715
Settlements	(865)	(10,114)
Adjustments to fair value	(5,767)	(9,119)
Balance at end of period	$22,602	$25,979

5. Acquisitions

On April 1, 2020, we consummated a merger through which TAS Energy Inc. (“TAS”) became a wholly owned subsidiary of the Company. The total purchase price was $169.5 million of which $126.2 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $105.9 million in cash, $40.5 million in working capital adjustment, $14.0 million in notes payable to former owners and a $9.1 million contingent earn-out obligation. TAS is headquartered in Houston, Texas and is a leading engineering, design and construction provider of modular construction systems serving the technology, power and industrial sectors, and reports as a separate operating location in our mechanical services segment.

We completed the acquisition of an electrical contractor in North Carolina in the first quarter of 2020 with a total purchase price of $41.6 million. This acquisition is reported in our electrical services segment. In the fourth quarter of 2020, we acquired all outstanding equity interest of Tennessee Electric Company, Inc. dba TEC Industrial Maintenance and Construction (“T E C”) for a total preliminary purchase price of $88.9 million which included $73.0 million in cash, $7.0 million in notes payable to former owners, a $7.6 million contingent earn-out obligation and a $1.3 million working capital adjustment. As a result of the acquisition, T E C is a wholly owned subsidiary of the Company reported in our electrical services segment. In the first quarter of 2021, we completed an acquisition of a mechanical contractor in Utah with a total preliminary purchase price of $19.6 million, which is reported in our mechanical services segment. In June 2021, we entered into a definitive agreement to acquire the Amteck, LLC family of companies (“Amteck”) headquartered in Lexington, Kentucky. The transaction is expected to close in the third quarter of 2021, and Amteck will be reported in our electrical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2019	$234,660	$97,787	$332,447
Acquisitions and purchase price adjustments (See Note 5)	72,788	59,157	131,945
Balance at December 31, 2020	307,448	156,944	464,392
Acquisitions and purchase price adjustments (See Note 5)	7,725	(71)	7,654
Impact of segment reorganization	1,101	(1,101)	—
Balance at June 30, 2021	$316,274	$155,772	$472,046

During the fourth quarter of 2020, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 24%. As a result of uncertainty caused by COVID-19 and the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of June 30, 2021, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At June 30, 2021, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2021 (remainder of the year)	$16,914
2022	28,400
2023	24,217
2024	22,867
2025	20,680
Thereafter	108,506
Total	$221,584

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Revolving credit facility	$15,000	$70,000
Term loan	120,000	135,000
Notes to former owners	25,735	31,000
Total principal amount	160,735	236,000
Less—unamortized debt issuance costs	(228)	(267)
Total debt, net of unamortized debt issuance costs	160,507	235,733
Less—current portion	(4,235)	—
Total long-term portion of debt, net	$156,272	$235,733

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of June 30, 2021, the Facility capacity was $570.0 million as the term loan was paid down by $30.0 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2021, we had $15.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $385.5 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of June 30, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of June 30, 2021.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2021.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $25.7 million as of June 30, 2021. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $4.2 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $5.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

8. Leases

We lease certain facilities, vehicles and equipment under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components under the lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $3.6 million and $3.4 million in the first six months of 2021 and 2020, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate as of June 30, 2021 and December 31, 2020 was 4.1% and 4.2%, respectively. We recognize lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2021 and 2020 was $7.1 million and $6.9 million, respectively. Lease expense for the six months ended June 30, 2021 and 2020 was $14.4 million and $13.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term was 7.2 years at June 30, 2021 and 7.5 years at December 31, 2020.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended June 30, 2021 and 2020 was approximately $1.3 million and $1.6 million, respectively. Rent paid to related parties for both the six months ended June 30, 2021 and 2020 was approximately $2.5 million.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

The following table summarizes the lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	June 30, 2021	December 31, 2020
Lease right-of-use assets	$95,532	$94,727
Lease liabilities:
Other current liabilities	$16,769	$16,586
Long-term lease liabilities	81,060	80,576
Total lease liabilities	$97,829	$97,162

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31—
2021 (excluding the six months ended June 30, 2021)	$10,625
2022	18,930
2023	16,355
2024	14,413
2025	13,521
Thereafter	40,038
Total Lease Payments	113,882
Less—Present Value Discount	(16,053)
Present Value of Lease Liabilities	$97,829

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$5,347	$5,305	$10,700	$9,778
Lease right-of-use assets obtained in exchange for lease liabilities	$2,927	$19,922	$9,359	$22,200

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of June 30, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common shares outstanding, end of period	36,349	36,503	36,349	36,503
Effect of using weighted average common shares outstanding	54	78	(4)	125
Shares used in computing earnings per share—basic	36,403	36,581	36,345	36,628
Effect of shares issuable under stock option plans based on the treasury stock method	97	99	114	124
Effect of restricted and contingently issuable shares	66	57	74	69
Shares used in computing earnings per share—diluted	36,566	36,737	36,533	36,821

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of June 30, 2021, we have repurchased a cumulative total of 9.4 million shares at an average price of $19.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2021, we repurchased less than 0.1 million shares for approximately $3.0 million at an average price of $75.54 per share.

11. Segment Information

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. On January 1, 2021, we completed a change in the structure of our internal organization that resulted in a portion of our electrical segment’s business being moved to the mechanical segment. We reallocated goodwill between our reorganized reporting units and have restated comparative prior period information for the reorganized reportable segments in accordance with the guidance on segment reporting. Accordingly, we have restated comparative prior period information for the reorganized reportable segments in the tables below. The following table presents information about our reportable segments (in thousands):

	Three Months Ended June 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$611,796	$102,099	$—	$713,895
Gross Profit	$112,405	$14,050	$—	$126,455

	Three Months Ended June 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$626,706	$116,762	$—	$743,468
Gross Profit	$136,708	$8,987	$—	$145,695

	Six Months Ended June 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,177,416	$206,240	$—	$1,383,656
Gross Profit	$220,533	$29,391	$—	$249,924

	Six Months Ended June 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,197,457	$246,142	$—	$1,443,599
Gross Profit	$246,692	$16,096	$—	$262,788

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

Approximately 86.0% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of June 30, 2021, we had 6,242 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $826,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.5 billion of aggregate contract value as of June 30, 2021, or approximately 87% of a total contract value for all projects in progress, totaling $5.2 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of June 30, 2021, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,434	$658.9
$1 million - $5 million	588	1,304.7
$5 million - $10 million	111	781.0
$10 million - $15 million	41	504.6
Greater than $15 million	68	1,908.0
Total	6,242	$5,157.2

In addition to project work, approximately 14.0% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

Operating Environment and Management Emphasis

During the five-year period from 2015 to 2019, there was an increase in nonresidential building construction and renovation activity levels. In early 2020, the advent of a global pandemic led to some delays in service and construction, including the potential for delayed project starts and air pockets during 2020 and early 2021, and we believe those effects are now abating.

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of June 30, 2021, we had $385.5 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-two calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$713,895	100.0%	$743,468	100.0%	$1,383,656	100.0%	$1,443,599	100.0%
Cost of services	587,440	82.3%	597,773	80.4%	1,133,732	81.9%	1,180,811	81.8%
Gross profit	126,455	17.7%	145,695	19.6%	249,924	18.1%	262,788	18.2%
Selling, general and administrative expenses	87,549	12.3%	85,045	11.4%	175,763	12.7%	177,969	12.3%
Gain on sale of assets	(491)	(0.1)%	(312)	—	(841)	(0.1)%	(866)	(0.1)%
Operating income	39,397	5.5%	60,962	8.2%	75,002	5.4%	85,685	5.9%
Interest income	3	—	28	—	6	—	92	—
Interest expense	(1,360)	(0.2)%	(2,554)	(0.3)%	(2,857)	(0.2)%	(5,171)	(0.4)%
Changes in the fair value of contingent earn-out obligations	4,581	0.6%	(3,871)	(0.5)%	5,767	0.4%	(1,599)	(0.1)%
Other income (expense)	161	—	—	—	92	—	25	—
Income before income taxes	42,782	6.0%	54,565	7.3%	78,010	5.6%	79,032	5.5%
Provision for income taxes	9,817		15,070		18,554		21,821
Net income	$32,965	4.6%	$39,495	5.3%	$59,456	4.3%	$57,211	4.0%

We had 37 operating locations as of December 31, 2020. In the first quarter of 2021, we combined two operating locations into one. Additionally, we completed an immaterial acquisition of a mechanical contractor in Utah, which reports as a separate operating location. As of June 30, 2021, we had 37 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2021 to 2020, as described below, excludes one month of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation, three months of results for TAS, which was acquired on April 1, 2020 and six months of results for T E C, which was acquired on December 31, 2020. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations. While the electrical contractor in North Carolina was integrated with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the second quarter of 2021 decreased $29.6 million, or 4.0%, to $713.9 million compared to the same period in 2020. The decrease included a 6.2% decrease in revenue related to same-store activity, partially offset by a 2.2% increase related to the T E C acquisition.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended June 30,
	2021		2020
Revenue:
Mechanical Services	$611,796	85.7%	$626,706	84.3%
Electrical Services	102,099	14.3%	116,762	15.7%
Total	$713,895	100.0%	$743,468	100.0%

Revenue for our mechanical services segment decreased $14.9 million, or 2.4%, to $611.8 million for the second quarter of 2021 compared to the same period in 2020. The decrease included a reduction in activity in the retail, restaurants and entertainment sector at one of our Texas operations ($11.1 million) and in the education sector at our Wisconsin operation ($8.2 million), partially offset by an increase in activity in nonprofit work at one of our Utah operations ($7.5 million).

Revenue for our electrical services segment decreased $14.7 million, or 12.6%, to $102.1 million for the second quarter of 2021 compared to the same period in 2020. The decrease primarily resulted from the expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($32.8 million), partially offset by a higher volume of jobs at our North Carolina electrical contractor ($1.4 million) and the acquisition of T E C in December 2020 ($16.7 million).

Revenue for the first six months of 2021 decreased $59.9 million, or 4.2%, to $1.38 billion compared to the same period in 2020. The decrease included a 9.0% decrease in revenue related to same-store activity, partially offset by a 4.8% increase related to the TAS, North Carolina electrical contractor and T E C acquisitions.

The following table presents our operating segment revenue (in thousands, except percentages):

	Six Months Ended June 30,
	2021		2020
Revenue:
Mechanical Services	$1,177,416	85.1%	$1,197,457	82.9%
Electrical Services	206,240	14.9%	246,142	17.1%
Total	$1,383,656	100.0%	$1,443,599	100.0%

Revenue for our mechanical services segment decreased $20.0 million, or 1.7%, to $1.18 billion for the first six months of 2021 compared to the same period in 2020. The decrease included a reduction in activity in the industrial sector at one of our Texas operations ($26.1 million) and our Wisconsin operation ($15.2 million), and in the education sector at one of our Virginia operations ($17.0 million). This decrease was partially offset by the acquisition of TAS in April 2020 ($30.0 million).

Revenue for our electrical services segment decreased $39.9 million to $206.2 million for the first six months of 2021 compared to the same period in 2020. The decrease primarily resulted from the expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($89.4 million), partially offset by a higher volume of jobs at our North Carolina electrical contractor ($10.3 million) and the acquisition of T E C in December 2020 ($30.9 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	June 30,		December 31,		June 30,
	2021		2020		2020
Backlog:
Mechanical Services	$1,502,394	81.7%	$1,267,200	83.8%	$1,341,620	87.6%
Electrical Services	337,615	18.3%	244,214	16.2%	189,560	12.4%
Total	$1,840,009	100.0%	$1,511,414	100.0%	$1,531,180	100.0%

Backlog as of June 30, 2021 was $1.84 billion, a 10.9% increase from March 31, 2021 backlog of $1.66 billion, and a 20.2% increase from June 30, 2020 backlog of $1.53 billion. The sequential backlog increase was broad-based, and was primarily a result of increased project bookings at one of our Virginia operations ($61.8 million), our Texas electrical operation ($48.2 million), our Wisconsin operation ($39.2 million) and one of our Tennessee operations ($23.2 million). The sequential backlog increase was partially offset by completion of project work at TAS ($40.8 million). The year-over-year backlog increase included the T E C acquisition ($112.6 million), as well as a same-store increase of $196.2 million, or 12.8%. Same-store year-over-year backlog increased primarily due to increased project bookings at TAS ($137.7 million) and one of our Virginia operations ($36.2 million).

Gross Profit—Gross profit decreased $19.2 million, or 13.2%, to $126.5 million for the second quarter of 2021 as compared to the same period in 2020. The decrease included a 14.5% decrease in same-store activity, partially offset by a 1.3% increase related to the T E C acquisition. The same-store decrease in gross profit was primarily due to stronger project execution in the prior year at our North Carolina operation ($5.1 million), one of our Florida operations ($3.6 million) and one of our New York operations ($2.7 million), as well as decreased volumes at our Wisconsin operation ($3.3 million) compared to the prior year. As a percentage of revenue, gross profit for the second quarter decreased from 19.6% in 2020 to 17.7% in 2021 primarily due to the factors discussed above.

Gross profit decreased $12.9 million, or 4.9%, to $249.9 million for the first six months of 2021 as compared to the same period in 2020. The decrease included a 7.9% decrease in same-store activity, partially offset by a 3.0% increase related to the TAS, T E C and North Carolina electrical contractor acquisitions. The same-store decrease in gross profit was primarily due to stronger project execution in the second quarter of 2020 as compared to 2021, with the largest decrease being at our North Carolina operation ($5.1 million), offset by improvements in project execution in the first quarter of 2021 as compared to 2020, with the largest increase being at one of our Virginia operations ($3.4 million). As a percentage of revenue, gross profit for the six-month period decreased slightly from 18.2% in 2020 to 18.1% in 2021.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $2.5 million, or 2.9%, to $87.5 million for the second quarter of 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A remained relatively flat to the prior year, increasing $0.7 million. This increase is primarily due to an increase in travel related expenses, which were lower in the prior year as a result of COVID-19 ($0.9 million) and bad debt expense ($0.5 million), partially offset by a reduction in compensation costs ($0.9 million). Amortization expense increased $0.1 million during the period, primarily as a result of the T E C acquisition. As a percentage of revenue, SG&A for the second quarter increased from 11.4% in 2020 to 12.3% in 2021.

SG&A decreased $2.2 million, or 1.2%, to $175.8 million for the first six months of 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A decreased $10.3 million, or 6.2%. This decrease is primarily due to a decrease in same-store revenue for the period, as well as a decrease of $5.0 million in bad debt expense in the first six months of 2021 as compared to the same period in 2020 driven by concerns in the prior year about collectability of certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Amortization expense increased $1.5 million during the period, primarily as a result of the TAS and T E C acquisitions. As a percentage of revenue, SG&A for the six-month period increased from 12.3% in 2020 to 12.7% in 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
SG&A	$87,549	$85,045	$175,763	$177,969
Less: SG&A from companies acquired	(1,718)	—	(6,560)	—
Less: Amortization expense	(7,038)	(6,937)	(14,216)	(12,707)
Same-store SG&A, excluding amortization expense	$78,793	$78,108	$154,987	$165,262

Interest Expense—Interest expense decreased $1.2 million, or 46.8%, to $1.4 million for the second quarter of 2021 as compared to the same period in 2020. Interest expense decreased $2.3 million for the first six months of 2021 as compared to the same period in 2020. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in 2021 compared to the prior year as well as a lower average outstanding debt balance as compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations for the second quarter of 2021 and the first six months of 2021 increased $8.5 million and $7.4 million, respectively, as compared to the same periods in 2020. These increases were primarily caused by lower than previously forecasted income in the second quarter of 2021 at our Texas electrical contractor, our Indiana acquisition and T E C. A loss from changes in the fair value of contingent earn-out obligations in the prior year also contributed to the change in the second quarter of 2021 and the first six months of 2021. Expense from changes in the fair value of contingent earn-out obligations for the second quarter of 2020 were negatively impacted by credit spreads decreasing and an increase in volatility in the second quarter of 2020, which increased the earn-out liabilities in the second quarter of 2020.

Provision for Income Taxes—Our provision for income taxes for the six months ended June 30, 2021 was $18.6 million with an effective tax rate of 23.8% as compared to a provision for income taxes of $21.8 million with an effective tax rate of 27.6% for the same period in 2020. The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.1%) and nondeductible expenses, including nondeductible expenses related to TAS (0.8%), partially offset by deductions for stock-based compensation (2.2%). The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.7%) and nondeductible expenses, including nondeductible expenses related to TAS (2.2%).

We currently estimate our effective tax rate for the full year 2021 will be between 23% and 27%. Starting in 2022, we expect our effective tax rate will be between 25% and 30%. However, our effective tax rates could be on the low end of these ranges, or lower, as we continue to pursue claims for the credit for increasing research activities (the “R&D tax credit”) and the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

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

Our service business experienced negative impacts during the second quarter of 2020, largely because of building closures or decisions by customers to limit building access. As of the end of the third quarter of 2020, the majority of our service operations had returned to levels that were at or near normal functioning. Throughout the pandemic, our construction activities have generally been classified as essential services in the substantial majority of our markets, although we have had certain jobs temporarily or partially close due to government action, decisions by owners, or upon positive tests for COVID-19 of workers at various sites. We also experienced delays in the award of new construction work in certain instances, and limited instances of delayed starts. Across our operations, we have implemented safety precautions and other COVID-19 related guidelines that have added cost or inefficiency as we work to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of June 30, 2021 and determined that there were no material or systematic adverse impacts on the Company except for diminished revenue, operational inefficiency, and adjustments in bad debt expense due to the potential for nonpayment by customers in industries more directly impacted by COVID-19.

Business impacts relating to COVID-19 have now stabilized, although sporadic delays in the award or commencement of some projects will continue to modestly impact activity levels for the remainder of 2021. Despite temporary effects from COVID-19, we have a good pipeline of opportunities and potential backlog. Considering all these factors, we currently anticipate that solid earnings and cash flow will continue throughout 2021. We continue to prepare for a wide range of economic circumstances; however, we also currently expect supportive conditions for our industry are likely to continue in 2022.

Liquidity and Capital Resources (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Cash provided by (used in):
Operating activities	$110,069	$163,786
Investing activities	(20,974)	(115,159)
Financing activities	(90,332)	(46,162)
Net increase (decrease) in cash and cash equivalents	$(1,237)	$2,465
Free cash flow:
Cash provided by operating activities	$110,069	$163,786
Purchases of property and equipment	(10,762)	(14,539)
Proceeds from sales of property and equipment	1,530	1,378
Free cash flow	$100,837	$150,625

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

Cash provided by operating activities was $110.1 million during the first six months of 2021 compared with $163.8 million during the same period in 2020. This decrease was primarily driven by a $37.1 million change in receivables, net driven by timing of customer billings and payments. Operating cash flows in the prior year benefited by approximately $10.5 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) as well as approximately $8.5 million benefit from being allowed to defer federal and state tax payments that normally would have been paid by June 30, 2020. The first half of 2021 included a $27.5 million benefit from billings in excess of costs and estimated earnings. We expect that this benefit from billings in excess of costs and estimated earnings will come down during 2021, which will lower operating cash flow during the periods it occurs.

Cash Used in Investing Activities—During the first six months of 2021, cash used in investing activities was $21.0 million compared to $115.2 million during the same period in 2020. The $94.2 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2021 compared to the same period in 2020.

Cash Used in Financing Activities—Cash used in financing activities was $90.3 million for the first six months of 2021 compared to $46.2 million during the same period in 2020. The $44.2 million increase in cash used in financing activities is primarily due to a decrease in net proceeds from debt compared to the prior year, which was driven by more borrowings to pay for acquisitions in 2020, partially offset by $9.0 million more of payments for contingent consideration arrangements paid in 2020.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of June 30, 2021, we have repurchased a cumulative total of 9.4 million shares at an average price of $19.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2021, we repurchased less than 0.1 million shares for approximately $3.0 million at an average price of $75.54 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of June 30, 2021, the Facility capacity was $570.0 million as the term loan was paid down by $30.0 million since the inception of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As of June 30, 2021, we had $15.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $385.5 million of credit available.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of June 30, 2021.

Notes to Former Owners

As part of the consideration used to acquire five companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $25.7 million as of June 30, 2021. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of T E C in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $4.2 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $5.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of June 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

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

Contractual Obligations

As of June 30, 2021, we have $49.5 million in letter of credit commitments, of which $16.1 million will expire in 2021 and $33.4 million will expire in 2022. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of June 30, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of June 30, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of June 30, 2021, we have repurchased a cumulative total of 9.4 million shares at an average price of $19.87 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the six months ended June 30, 2021, we repurchased less than 0.1 million shares for approximately $3.0 million at an average price of $75.54 per share.

During the quarter ended June 30, 2021, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
April 1 - April 30	3,500	$75.45	9,328,751	965,000
May 1 - May 31	8,721	$80.49	9,337,472	956,279
June 1 - June 30	14,871	$80.39	9,352,343	941,408
	27,092	$79.79	9,352,343	941,408

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

Comfort Systems USA, Inc.

July 28, 2021	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

July 28, 2021	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

July 28, 2021	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer