Form 10-Q
period 2021-09-30
COMFORT SYSTEMS USA INC
filed 2021-10-27
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the issuer’s common stock as of October 22, 2021 was 36,041,288 (excluding treasury shares of 5,082,077).

COMFORT SYSTEMS USA, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,721	$54,896
Billed accounts receivable, less allowance for credit losses of $7,618 and $9,087, respectively	700,629	619,544
Unbilled accounts receivable, less allowance for credit losses of $815 and $784, respectively	59,473	45,596
Other receivables, less allowance for credit losses of $503 and $759, respectively	30,489	44,212
Inventories	19,908	13,472
Prepaid expenses and other	11,519	15,510
Costs and estimated earnings in excess of billings, less allowance for credit losses of $34 and $79, respectively	14,972	18,622
Total current assets	904,711	811,852
PROPERTY AND EQUIPMENT, NET	115,538	117,206
LEASE RIGHT-OF-USE ASSET	104,336	94,727
GOODWILL	526,964	464,392
IDENTIFIABLE INTANGIBLE ASSETS, NET	268,099	231,807
DEFERRED TAX ASSETS	22,812	29,401
OTHER NONCURRENT ASSETS	8,874	7,970
Total assets	$1,951,334	$1,757,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,958	$—
Accounts payable	236,387	204,145
Accrued compensation and benefits	137,910	121,864
Billings in excess of costs and estimated earnings	244,578	226,237
Accrued self-insurance	19,930	49,166
Other current liabilities	97,499	91,492
Total current liabilities	742,262	692,904
LONG-TERM DEBT, NET	266,772	235,733
LEASE LIABILITIES	88,923	80,576
DEFERRED TAX LIABILITIES	1,339	1,339
OTHER LONG-TERM LIABILITIES	80,249	50,374
Total liabilities	1,179,545	1,060,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,080,907 and 4,935,186 shares, respectively	(150,987)	(129,243)
Additional paid-in capital	326,493	322,451
Retained earnings	595,872	502,810
Total stockholders’ equity	771,789	696,429
Total liabilities and stockholders’ equity	$1,951,334	$1,757,355

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$833,896	$714,099	$2,217,552	$2,157,698
COST OF SERVICES	674,684	566,903	1,808,416	1,747,714
Gross profit	159,212	147,196	409,136	409,984
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	95,287	90,888	271,050	268,857
GAIN ON SALE OF ASSETS	(180)	(377)	(1,021)	(1,243)
Operating income	64,105	56,685	139,107	142,370
OTHER INCOME (EXPENSE):
Interest income	1	7	7	99
Interest expense	(1,586)	(1,733)	(4,443)	(6,904)
Changes in the fair value of contingent earn-out obligations	(1,244)	3,423	4,523	1,824
Other	20	(15)	112	10
Other income (expense)	(2,809)	1,682	199	(4,971)
INCOME BEFORE INCOME TAXES	61,296	58,367	139,306	137,399
PROVISION FOR INCOME TAXES	14,999	8,279	33,553	30,100
NET INCOME	$46,297	$50,088	$105,753	$107,299

INCOME PER SHARE:
Basic	$1.28	$1.37	$2.91	$2.93
Diluted	$1.27	$1.36	$2.90	$2.92

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,296	36,557	36,328	36,604
Diluted	36,434	36,750	36,500	36,797

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2020
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	17,716	17,716
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	43,902	1,054	801	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(14,722)	(622)	—	—	(622)
Stock-based compensation	—	—	—	—	2,134	—	2,134
Dividends ($0.105 per share)	—	—	—	—	—	(3,844)	(3,844)
Share repurchase	—	—	(237,359)	(8,985)	—	—	(8,985)
BALANCE AT MARCH 31, 2020	41,123,365	411	(4,673,627)	(112,513)	323,103	382,042	593,043
Net income	—	—	—	—	—	39,495	39,495
Issuance of Stock:
Issuance of shares for options exercised	—	—	34,562	836	(280)	—	556
Issuance of restricted stock & performance stock	—	—	84,987	2,048	(2,048)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(13,002)	(454)	—	—	(454)
Stock-based compensation	—	—	—	—	1,644	—	1,644
Dividends ($0.105 per share)	—	—	—	—	—	(3,830)	(3,830)
Share repurchase	—	—	(52,991)	(2,021)	—	—	(2,021)
BALANCE AT JUNE 30, 2020	41,123,365	411	(4,620,071)	(112,104)	322,419	417,707	628,433
Net income	—	—	—	—	—	50,088	50,088
Issuance of Stock:
Issuance of shares for options exercised	—	—	54,207	1,324	(325)	—	999
Issuance of restricted stock & performance stock	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	210	—	210
Dividends ($0.105 per share)	—	—	—	—	—	(3,833)	(3,833)
Share repurchase	—	—	(157,808)	(7,771)	—	—	(7,771)
BALANCE AT SEPTEMBER 30, 2020	41,123,365	$411	(4,723,672)	$(118,551)	$322,304	$463,962	$668,126

________________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2021
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	26,491	26,491
Issuance of Stock:
Issuance of shares for options exercised	—	—	61,454	1,616	(211)	—	1,405
Issuance of restricted stock & performance stock	—	—	29,544	777	1,431	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(11,424)	(854)	—	—	(854)
Stock-based compensation	—	—	—	—	2,472	—	2,472
Dividends ($0.115 per share)	—	—	—	—	—	(4,163)	(4,163)
Share repurchase	—	—	(13,250)	(885)	—	—	(885)
BALANCE AT MARCH 31, 2021	41,123,365	411	(4,868,862)	(128,589)	326,143	525,138	723,103
Net income	—	—	—	—	—	32,965	32,965
Issuance of Stock:
Issuance of shares for options exercised	—	—	69,342	1,853	191	—	2,044
Issuance of restricted stock & performance stock	—	—	71,816	1,904	(1,904)	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(19,989)	(1,509)	—	—	(1,509)
Stock-based compensation	—	—	—	—	1,749	—	1,749
Dividends ($0.115 per share)	—	—	—	—	—	(4,178)	(4,178)
Share repurchase	—	—	(27,092)	(2,162)	—	—	(2,162)
BALANCE AT JUNE 30, 2021	41,123,365	411	(4,774,785)	(128,503)	326,179	553,925	752,012
Net income	—	—	—	—	—	46,297	46,297
Issuance of Stock:
Issuance of shares for options exercised	—	—	—	—	—	—	—
Issuance of restricted stock & performance stock	—	—	—	—	—	—	—
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	314	—	314
Dividends ($0.12 per share)	—	—	—	—	—	(4,350)	(4,350)
Share repurchase	—	—	(306,122)	(22,484)	—	—	(22,484)
BALANCE AT SEPTEMBER 30, 2021	41,123,365	$411	(5,080,907)	$(150,987)	$326,493	$595,872	$771,789

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,753	$107,299
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	28,934	25,306
Depreciation expense	21,066	20,818
Change in right-of-use assets	12,904	12,338
Bad debt expense (benefit)	(1,698)	5,318
Deferred tax provision	6,589	1,197
Amortization of debt financing costs	403	408
Gain on sale of assets	(1,021)	(1,243)
Changes in the fair value of contingent earn-out obligations	(4,523)	(1,824)
Stock-based compensation	7,378	5,949
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(25,809)	33,304
Inventories	(6,248)	(708)
Prepaid expenses and other current assets	15,592	9,417
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(8,698)	(7,007)
Other noncurrent assets	(1,248)	(631)
Increase (decrease) in—
Accounts payable and accrued liabilities	15,112	(16,030)
Billings in excess of costs and estimated earnings	257	13,489
Other long-term liabilities	(12,089)	9,000
Net cash provided by operating activities	152,654	216,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,864)	(19,459)
Proceeds from sales of property and equipment	1,802	1,890
Cash paid for acquisitions, net of cash acquired	(105,543)	(112,945)
Net cash used in investing activities	(119,605)	(130,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	160,000	198,000
Payments on revolving credit facility	(115,000)	(164,500)
Payments on term loan	(15,000)	(15,000)
Payments on other debt	(9,000)	(44,464)
Payments on finance lease liabilities	(207)	—
Payments of dividends to stockholders	(12,691)	(11,507)
Share repurchase	(25,531)	(18,777)
Shares received in lieu of tax withholding	(2,363)	(1,076)
Proceeds from exercise of options	3,449	1,555
Deferred acquisition payments	(400)	(500)
Payments for contingent consideration arrangements	(3,481)	(9,865)
Net cash used in financing activities	(20,224)	(66,134)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,825	19,752
CASH AND CASH EQUIVALENTS, beginning of period	54,896	50,788
CASH AND CASH EQUIVALENTS, end of period	$67,721	$70,540

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

During the third quarter of 2020, the Internal Revenue Service (the “IRS”) completed its examination of our amended federal returns for 2014 and 2015 and issued a Revenue Agent Report allowing the $8.9 million of refund claims in full. Subsequently, the Joint Committee on Taxation reviewed and approved the refund claims. As a result, our provision for income taxes was reduced by $8.3 million due to a decrease in unrecognized tax benefits.

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 to claim the credit for increasing research activities (the “R&D tax credit”) and the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us and recorded tax benefits of $6.1 million, $8.5 million and $11.9 million, respectively. The $26.5 million of tax benefits was offset by additions to unrecognized tax benefits of $26.4 million due to the uncertainty of the outcome of our current IRS examination. The R&D tax credit and 179D deduction for 2016, 2017 and 2018, therefore, had no material impact on our effective tax rates.

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

In the first nine months of 2021 and 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

Disaggregation of Revenue

Our consolidated 2021 revenue was derived from contracts to provide service activities in the mechanical and electrical services segments we serve. Refer to Note 11 “Segment Information” for additional information on our reportable segments. We disaggregate our revenue from contracts with customers by activity, customer type and service provided, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the following tables (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Service Provided	2021		2020		2021		2020
Mechanical Services	$690,680	82.8%	$625,660	87.6%	$1,868,096	84.2%	$1,823,117	84.5%
Electrical Services	143,216	17.2%	88,439	12.4%	349,456	15.8%	334,581	15.5%
Total	$833,896	100.0%	$714,099	100.0%	$2,217,552	100.0%	$2,157,698	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Type of Customer	2021		2020		2021		2020
Industrial	$379,605	45.5%	$268,651	37.6%	$960,263	43.3%	$844,719	39.1%
Education	115,536	13.9%	135,992	19.0%	300,374	13.5%	375,580	17.4%
Office Buildings	77,806	9.3%	81,183	11.4%	229,816	10.4%	232,349	10.8%
Healthcare	101,446	12.2%	86,061	12.1%	292,541	13.2%	281,370	13.0%
Government	40,268	4.8%	40,631	5.7%	125,939	5.7%	119,444	5.5%
Retail, Restaurants and Entertainment	62,365	7.5%	64,212	9.0%	155,874	7.0%	190,043	8.8%
Multi-Family and Residential	29,741	3.6%	21,776	3.0%	82,742	3.7%	61,062	2.8%
Other	27,129	3.2%	15,593	2.2%	70,003	3.2%	53,131	2.6%
Total	$833,896	100.0%	$714,099	100.0%	$2,217,552	100.0%	$2,157,698	100.0%

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenue by Activity Type	2021		2020		2021		2020
New Construction	$397,446	47.6%	$310,000	43.4%	$1,029,397	46.4%	$1,034,833	48.0%
Existing Building Construction	250,893	30.1%	235,798	33.0%	682,811	30.8%	668,067	30.9%
Service Projects	75,525	9.1%	69,162	9.7%	201,848	9.1%	179,188	8.3%
Service Calls, Maintenance and Monitoring	110,032	13.2%	99,139	13.9%	303,496	13.7%	275,610	12.8%
Total	$833,896	100.0%	$714,099	100.0%	$2,217,552	100.0%	$2,157,698	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2021		2020
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$18,622	$226,237	$2,736	$166,918
Change due to acquisitions / disposals	2,378	18,084	9,509	39,885
Change related to credit allowance	45	—	(79)	—
Other changes in the period	(6,073)	257	6,456	19,434
Balance at end of period	$14,972	$244,578	$18,622	$226,237

In the first nine months of 2021 and 2020, we recognized revenue of $204.6 million and $164.4 million related to our contract liabilities at January 1, 2021 and January 1, 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in the first nine months of 2021 and 2020.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.94 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $130.0 million as of September 30, 2021 and decreases to $80.0 million by November 30, 2021 until the termination date of September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded on the Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded on the Income Statement in “Interest Expense.” For the three months ended September 30, 2021 and September 30, 2020, we recognized a net loss of $0.1 million and $0.2 million, respectively, related to our interest rate swaps. For the nine months ended September 30, 2021 and September 30, 2020, we recognized a net loss of $0.4 million and $0.2 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$67,721	$—	$—	$67,721
Life insurance—cash surrender value	$—	$6,683	$—	$6,683
Contingent earn-out obligations	$—	$—	$33,780	$33,780

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54,896	$—	$—	$54,896
Life insurance—cash surrender value	$—	$5,420	$—	$5,420
Contingent earn-out obligations	$—	$—	$25,979	$25,979
Interest rate swap liability	$—	$42	$—	$42

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

We have life insurance policies covering 89 employees with a combined face value of $63.9 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.7 million as of September 30, 2021 and $5.4 million as of December 31, 2020. These assets are included in “Other Noncurrent Assets” in our consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of September 30, 2021, cash flows were discounted using a weighted average cost of capital ranging from 10.5% - 17.0%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Balance at beginning of period	$25,979	$28,497
Issuances	16,155	16,715
Settlements	(3,831)	(10,114)
Adjustments to fair value	(4,523)	(9,119)
Balance at end of period	$33,780	$25,979

5. Acquisitions

Amteck Holdco LLC Acquisition

On August 1, 2021, we acquired all of the issued and outstanding equity interests of Amteck Holdco LLC and each of its wholly owned subsidiaries (collectively “Amteck”). Amteck provides electrical contracting solutions and services, including design and build, pre-fabrication and installation for core electric and low-voltage systems, as well as services for planned maintenance, retrofit and emergency work. Amteck is headquartered in Kentucky and primarily serves the greater Southeastern United States, including Kentucky, Tennessee and the Carolinas. As a result of the acquisition, Amteck is a wholly owned subsidiary of the Company reported in our electrical services segment.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$107,355
Working capital adjustment	6,892
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	12,900
$137,147

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$13,554
Billed and unbilled accounts receivable	43,248
Other current assets	3,422
Property and equipment	3,891
Goodwill	54,554
Identifiable intangible assets	57,700
Operating lease right-of-use asset	8,997
Accounts payable	(14,489)
Billings in excess of costs and estimated earnings	(15,199)
Current maturities of long-term debt	(1,860)
Current operating lease liabilities	(1,115)
Accrued expenses and other current liabilities	(6,889)
Long-term debt	(785)
Long-term operating lease liabilities	(7,882)
$137,147

The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and, therefore, subject to change pending the completion of the final valuation of intangible assets and accrued liabilities. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. All of the goodwill recognized as a result of the Amteck acquisition is tax deductible.

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 14.0%-18.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1.5 years	$7,800
Trade Name	Relief-from-royalty	23 years	12,600
Customer Relationships	Excess earnings	10 years	37,300
Total			$57,700

The contingent earn-out obligation is associated with the achievement of four earnings milestones over a 53-month period, and the range of each average present value estimated milestone payment is $0.1 million to $11.4 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using discount rates ranging from 14.8%-15.2%, which we believe is appropriate and representative of a market participant assumption.  Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period.  Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.

Other Acquisitions

In the first quarter of 2021, we completed an acquisition of a mechanical contractor in Utah with a total preliminary purchase price of $17.9 million, which is reported in our mechanical services segment. In the fourth quarter of 2020, we acquired all outstanding equity interest of Tennessee Electric Company, Inc. dba TEC Industrial Maintenance and Construction (“TEC”) for a total preliminary purchase price of $88.9 million, which included $73.0 million in cash, $7.0 million in notes payable to former owners, a $7.6 million contingent earn-out obligation and a $1.3 million working capital adjustment. As a result of the acquisition, TEC is a wholly owned subsidiary of the Company reported in our electrical services segment. We completed the acquisition of an electrical contractor in North Carolina in the first quarter of 2020 with a total purchase price of $41.6 million. This acquisition is reported in our electrical services segment.

On April 1, 2020, we consummated a merger through which TAS Energy Inc. (“TAS”) became a wholly owned subsidiary of the Company. The total purchase price was $169.5 million, of which $126.2 million was allocated to goodwill and identifiable intangible assets. The total purchase price included $105.9 million in cash, $40.5 million in working capital adjustment, $14.0 million in notes payable to former owners and a $9.1 million contingent earn-out obligation. TAS is headquartered in Houston, Texas, and is a leading engineering, design and construction provider of modular construction systems serving the technology, power and industrial sectors, and reports as a separate operating location in our mechanical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2019	$234,660	$97,787	$332,447
Acquisitions and purchase price adjustments (See Note 5)	72,788	59,157	131,945
Balance at December 31, 2020	307,448	156,944	464,392
Acquisitions and purchase price adjustments (See Note 5)	8,089	54,483	62,572
Impact of segment reorganization	1,101	(1,101)	—
Balance at September 30, 2021	$316,638	$210,326	$526,964

During the fourth quarter of 2020, the Company performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 24%. As a result of uncertainty caused by COVID-19 and the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of September 30, 2021, the Texas electrical operation had a goodwill balance of $96.8 million.

Identifiable Intangible Assets, Net

At September 30, 2021, future amortization expense of identifiable intangible assets is as follows (in thousands):

Year ended December 31—
2021 (remainder of the year)	$11,021
2022	36,968
2023	28,495
2024	27,145
2025	24,958
Thereafter	139,512
Total	$268,099

7. Debt Obligations

Debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Revolving credit facility	$115,000	$70,000
Term loan	120,000	135,000
Notes to former owners	35,500	31,000
Finance lease liabilities (See Note 8)	2,438	—
Total principal amount	272,938	236,000
Less—unamortized debt issuance costs	(208)	(267)
Total debt, net of unamortized debt issuance costs	272,730	235,733
Less—current portion	(5,958)	—
Total long-term portion of debt, net	$266,772	$235,733

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of September 30, 2021, the Facility capacity was $570.0 million, as the term loan was paid down by $30.0 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2021, we had $115.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $285.5 million of credit available.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.3% as of September 30, 2021. The weighted average interest rate applicable to the term loan was approximately 1.3% as of September 30, 2021.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2021.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $35.5 million as of September 30, 2021. In conjunction with the acquisition of Amteck in the third quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in October 2024 and October 2025. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of TEC in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $4.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $5.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

8. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. As a result of our acquisition of Amteck in August 2021, we acquired some finance leases on vehicles that are not material to our consolidated financial position. As of September 30, 2021, the lease liabilities associated with these finance leases was $2.4 million. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $5.7 million and $6.1 million in the first nine months of 2021 and 2020, respectively. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of September 30, 2021 and December 31, 2020 was 4.1% and 4.2%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the three months ended September 30, 2021 and 2020 was $7.7 million and $8.0 million, respectively. Operating lease expense for the nine months ended September 30, 2021 and 2020 was $22.1 million and $21.4 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 7.6 years at September 30, 2021 and 7.5 years at December 31, 2020.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the three months ended September 30, 2021 and 2020 was approximately $1.1 million and $2.0 million, respectively. Rent paid to related parties for the nine months ended September 30, 2021 and 2020 was approximately $3.6 million and $4.5 million, respectively.

If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On rare occasions, we rent or sublease certain real estate assets that we no longer use to third parties.

Finance lease right-of-use assets are included in “Property and equipment, net,” and current and long-term finance lease liabilities are included within “Current maturities of long-term debt” and “Long-term debt, net,” respectively, in the consolidated Balance Sheet. The following table summarizes the operating lease assets and liabilities included in the consolidated Balance Sheet as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$104,336	$94,727
Operating lease liabilities:
Other current liabilities	$17,499	$16,586
Long-term operating lease liabilities	88,923	80,576
Total operating lease liabilities	$106,422	$97,162

The maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31—
2021 (excluding the nine months ended September 30, 2021)	$5,668
2022	20,771
2023	18,101
2024	16,066
2025	15,180
Thereafter	49,092
Total Lease Payments	124,878
Less—Present Value Discount	(18,456)
Present Value of Operating Lease Liabilities	$106,422

Supplemental information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,597	$5,362	$16,297	$15,140
Operating lease right-of-use assets obtained in exchange for lease liabilities	$13,154	$1,880	$22,513	$24,080

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of September 30, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

There were less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021 and 2020, respectively.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common shares outstanding, end of period	36,042	36,400	36,042	36,400
Effect of using weighted average common shares outstanding	254	157	286	204
Shares used in computing earnings per share—basic	36,296	36,557	36,328	36,604
Effect of shares issuable under stock option plans based on the treasury stock method	73	125	100	124
Effect of restricted and contingently issuable shares	65	68	72	69
Shares used in computing earnings per share—diluted	36,434	36,750	36,500	36,797

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of September 30, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.57 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2021, we repurchased 0.3 million shares for approximately $25.5 million at an average price of $73.69 per share.

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

	Three Months Ended September 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$690,680	$143,216	$—	$833,896
Gross Profit	$138,618	$20,594	$—	$159,212

	Three Months Ended September 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$625,660	$88,439	$—	$714,099
Gross Profit	$139,845	$7,351	$—	$147,196

	Nine Months Ended September 30, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,868,096	$349,456	$—	$2,217,552
Gross Profit	$359,151	$49,985	$—	$409,136

	Nine Months Ended September 30, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$1,823,117	$334,581	$—	$2,157,698
Gross Profit	$386,537	$23,447	$—	$409,984

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

Approximately 86.3% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of September 30, 2021, we had 6,606 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $841,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $4.8 billion of aggregate contract value as of September 30, 2021, or approximately 87% of a total contract value for all projects in progress, totaling $5.6 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of September 30, 2021, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	5,761	$711.2
$1 million - $5 million	599	1,340.2
$5 million - $10 million	128	891.2
$10 million - $15 million	45	551.7
Greater than $15 million	73	2,059.8
Total	6,606	$5,554.1

In addition to project work, approximately 13.7% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of September 30, 2021, we had $285.5 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-two calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

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

Results of Operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$833,896	100.0%	$714,099	100.0%	$2,217,552	100.0%	$2,157,698	100.0%
Cost of services	674,684	80.9%	566,903	79.4%	1,808,416	81.6%	1,747,714	81.0%
Gross profit	159,212	19.1%	147,196	20.6%	409,136	18.4%	409,984	19.0%
Selling, general and administrative expenses	95,287	11.4%	90,888	12.7%	271,050	12.2%	268,857	12.5%
Gain on sale of assets	(180)	—	(377)	(0.1)%	(1,021)	—	(1,243)	(0.1)%
Operating income	64,105	7.7%	56,685	7.9%	139,107	6.3%	142,370	6.6%
Interest income	1	—	7	—	7	—	99	—
Interest expense	(1,586)	(0.2)%	(1,733)	(0.2)%	(4,443)	(0.2)%	(6,904)	(0.3)%
Changes in the fair value of contingent earn-out obligations	(1,244)	(0.1)%	3,423	0.5%	4,523	0.2%	1,824	0.1%
Other income (expense)	20	—	(15)	—	112	—	10	—
Income before income taxes	61,296	7.4%	58,367	8.2%	139,306	6.3%	137,399	6.4%
Provision for income taxes	14,999		8,279		33,553		30,100
Net income	$46,297	5.6%	$50,088	7.0%	$105,753	4.8%	$107,299	5.0%

We had 37 operating locations as of December 31, 2020. In the first quarter of 2021, we combined two operating locations into one. Additionally, we completed an immaterial acquisition of a mechanical contractor in Utah, which reports as a separate operating location. In the third quarter of 2021, we completed the acquisition of Amteck, which also reports as a separate operating location. As of September 30, 2021, we had 38 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2021 to 2020, as described below, excludes one month of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation, three months of results for TAS, which was acquired on April 1, 2020, nine months of results for TEC, which was acquired on December 31, 2020 and two months of results for Amteck, which was acquired on August 1, 2021. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations. While the electrical contractor in North Carolina was integrated with our existing North Carolina operation, due to the size of the acquired operations, we have elected to exclude their results from our same-store comparison.

Revenue—Revenue for the third quarter of 2021 increased $119.8 million, or 16.8%, to $833.9 million compared to the same period in 2020. The increase included an 8.8% increase in revenue related to same-store activity and an 8.0% increase related to the TEC and Amteck acquisitions.

The following table presents our operating segment revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2021		2020
Revenue:
Mechanical Services	$690,680	82.8%	$625,660	87.6%
Electrical Services	143,216	17.2%	88,439	12.4%
Total	$833,896	100.0%	$714,099	100.0%

Revenue for our mechanical services segment increased $65.0 million, or 10.4%, to $690.7 million for the third quarter of 2021 compared to the same period in 2020. The increase consisted primarily of an increase in activity in the industrial sector at one of our Texas operations ($64.8 million) and in the education sector at one of our Utah operations ($9.8 million), partially offset by a reduction in activity in the education sector at one of our Florida operations ($9.1 million).

Revenue for our electrical services segment increased $54.8 million, or 61.9%, to $143.2 million for the third quarter of 2021 compared to the same period in 2020. The increase primarily resulted from the acquisitions of TEC in December 2020 ($22.4 million) and Amteck in August 2021 ($34.6 million), partially offset by expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($5.4 million).

Revenue for the first nine months of 2021 increased $59.9 million, or 2.8%, to $2.22 billion compared to the same period in 2020. The increase included a 5.9% increase related to the North Carolina electrical contractor, TEC, TAS and Amteck acquisitions, partially offset by a 3.1% decrease in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Nine Months Ended September 30,
	2021		2020
Revenue:
Mechanical Services	$1,868,096	84.2%	$1,823,117	84.5%
Electrical Services	349,456	15.8%	334,581	15.5%
Total	$2,217,552	100.0%	$2,157,698	100.0%

Revenue for our mechanical services segment increased $45.0 million, or 2.5%, to $1.87 billion for the first nine months of 2021 compared to the same period in 2020. The increase included a $90.5 million increase related to TAS, of which $60.5 million resulted from an increase in activity in the industrial sector and $30.0 million resulted from an additional three months of revenue for TAS in 2021 as compared to 2020. This increase was partially offset by a reduction in activity in the industrial sector at one of our Texas operations ($24.3 million) and in the education sector at one of our Virginia operations ($19.4 million).

Revenue for our electrical services segment increased $14.9 million, or 4.4%, to $349.5 million for the first nine months of 2021 compared to the same period in 2020. The increase primarily resulted from the acquisitions of the North Carolina electrical contractor in February 2020 ($8.3 million), TEC in December 2020 ($53.3 million) and Amteck in August 2021 ($34.6 million), as well as an increase in same-store activity for our North Carolina electrical contractor ($13.5 million), partially offset by expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($94.8 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	September 30,		December 31,		September 30,
	2021		2020		2020
Backlog:
Mechanical Services	$1,458,652	75.1%	$1,267,200	83.8%	$1,240,482	86.8%
Electrical Services	482,725	24.9%	244,214	16.2%	188,105	13.2%
Total	$1,941,377	100.0%	$1,511,414	100.0%	$1,428,587	100.0%

Backlog as of September 30, 2021 was $1.94 billion, a 5.5% increase from June 30, 2021 backlog of $1.84 billion, and a 35.9% increase from September 30, 2020 backlog of $1.43 billion. Sequential backlog included the acquisition of Amteck ($89.8 million) and a same-store increase of $11.6 million, or 0.6%. The sequential same-store backlog increase was primarily a result of increased project bookings at our North Carolina operation ($47.2 million), TEC ($40.3 million), our Colorado operation ($35.5 million) and our Arizona operation ($22.3 million). The sequential backlog increase was partially offset by completion of project work at TAS ($127.6 million). The year-over-year backlog increase included the acquisitions of TEC ($152.9 million) and Amteck ($89.8 million), as well as a same-store increase of $270.1 million, or 18.9%. Same-store year-over-year backlog was broad-based, and increased primarily due to increased project bookings at our North Carolina operation ($73.9 million), one of our Virginia operations ($37.9 million), our Texas electrical operation ($34.2 million) and another one of our Texas operations ($20.6 million).

Gross Profit—Gross profit increased $12.0 million, or 8.2%, to $159.2 million for the third quarter of 2021 as compared to the same period in 2020. The increase included a 4.4% increase related to the TEC and Amteck acquisitions, as well as a 3.8% increase in same-store activity. The same-store increase in gross profit was primarily due to improvements in project execution at TAS ($11.9 million) and our Texas electrical operation ($3.3 million), partially offset by a decrease at our Arizona operation ($4.5 million) and our Indiana operation ($2.4 million) compared to the prior year. Additionally, we had decreased volumes at one of our Florida operations ($4.0 million). As a percentage of revenue, gross profit for the third quarter decreased from 20.6% in 2020 to 19.1% in 2021 primarily due to lower margins at our Arizona and Indiana operations and one of our Florida operations.

Gross profit decreased $0.8 million, or 0.2%, to $409.1 million for the first nine months of 2021 as compared to the same period in 2020. The decrease included a 3.7% decrease in same-store activity, partially offset by a 3.5% increase related to the TAS, TEC, Amteck and North Carolina electrical contractor acquisitions. The same-store decrease in gross profit was primarily due to stronger project execution in the prior year at one of our Florida operations ($10.7 million) and our Indiana operation ($6.6 million). Additionally, we had decreased volumes at one of our Virginia operations ($6.3 million), which was offset by increased volumes on a same-store basis at TAS ($11.9 million). As a percentage of revenue, gross profit for the nine-month period decreased slightly from 19.0% in 2020 to 18.4% in 2021 due to the factors explained above.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $4.4 million, or 4.8%, to $95.3 million for the third quarter of 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A decreased $1.8 million, or 2.1%. The same-store decrease is primarily due to a decrease in tax consulting fees ($2.5 million), as well as a decrease in bad debt expense ($2.1 million) driven by reserves recorded in the prior year for certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Additionally, in the current quarter, we collected some of these reserve amounts and lowered our assessed risk on collectability as business impacts relating to COVID-19 have stabilized. These decreases were partially offset by increases as a result of higher same-store revenue as well as an increase in travel related expenses ($0.8 million), which were lower in the prior year as a result of COVID-19. Amortization expense increased $0.9 million during the period, primarily as a result of the TEC and Amteck acquisitions. As a percentage of revenue, SG&A for the third quarter decreased from 12.7% in 2020 to 11.4% in 2021.

SG&A increased $2.2 million, or 0.8%, to $271.1 million for the first nine months of 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A decreased $12.1 million, or 4.8%. This same-store decrease is primarily due to a decrease of $7.1 million in bad debt expense in the first nine months of 2021 as compared to the same period in 2020 driven by reserves recorded in the prior year for certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Additionally, in the current year, we collected some of these reserve amounts and lowered our assessed risk on collectability as business impacts relating to COVID-19 have stabilized. Furthermore, tax consulting fees decreased $2.4 million as compared to the same period in 2020. Amortization expense increased $2.4 million during the period, primarily as a result of the TAS, TEC and Amteck acquisitions. As a percentage of revenue, SG&A for the nine-month period decreased from 12.5% in 2020 to 12.2% in 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
SG&A	$95,287	$90,888	$271,050	$268,857
Less: SG&A from companies acquired	(5,329)	—	(11,889)	—
Less: Amortization expense	(7,751)	(6,889)	(21,967)	(19,596)
Same-store SG&A, excluding amortization expense	$82,207	$83,999	$237,194	$249,261

Interest Expense—Interest expense decreased $0.1 million, or 8.5%, to $1.6 million for the third quarter of 2021 as compared to the same period in 2020. Interest expense decreased $2.5 million for the first nine months of 2021 as compared to the same period in 2020. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in 2021 compared to the prior year as well as a lower average outstanding debt balance as compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. Expense from changes in the fair value of contingent earn-out obligations for the third quarter of 2021 increased $4.7 million as compared to the same period in 2020. This increase in expense was primarily the result of our lowering the obligation related to our Texas electrical operation due to a downward adjustment of their forecasts in the third quarter of 2020. Income from changes in the fair value of contingent earn-out obligations for the first nine months of 2021 increased $2.7 million as compared to the same period in 2020. This increase was primarily caused by lower than previously forecasted earnings at TAS in the first earnout period ended June 30, 2021, partially offset by higher expenses at TAS related to the second earnout period driven by higher than previously forecasted earnings at TAS in the third quarter of 2021.

Provision for Income Taxes—Our provision for income taxes for the nine months ended September 30, 2021 was $33.6 million with an effective tax rate of 24.1% as compared to a provision for income taxes of $30.1 million with an effective tax rate of 21.9% for the same period in 2020. The effective tax rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.0%) and nondeductible expenses, including nondeductible expenses related to TAS (1.0%), partially offset by deductions for stock-based compensation (1.2%) and benefits from claiming the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.7%). The effective tax rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.8%) and nondeductible expenses, including nondeductible expenses related to TAS (2.2%), partially offset by a decrease in unrecognized tax benefits as a result of settlement with the Internal Revenue Service upon completion of its examination of our amended federal returns for 2014 and 2015 (6.0%).

We currently estimate our effective tax rate for the full year 2021 will be between 23% and 26%. Starting in 2022, we expect our effective tax rate will be between 25% and 30%. However, our effective tax rates could be on the low end of these ranges, or lower, as we continue to pursue claims for the credit for increasing research activities (the “R&D tax credit”) and the 179D deduction.

Outlook

At the beginning of 2020, we were experiencing good ongoing market conditions; however, beginning at the end of the first quarter of 2020, we experienced negative impacts to our business due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the United States declared the COVID-19 outbreak a national emergency. Since the start of the pandemic, our activities have generally been classified as essential services, although from time to time certain jobs and service sites have temporarily or partially closed due to government action, decisions by owners, or upon positive tests for COVID-19. We have also experienced delays in the award of new construction work, instances of delayed starts, as well as increased cost and reduced availability or delays in delivery of some materials and equipment. Across our operations, we have implemented safety precautions and other COVID-19 related working guidelines that have added cost or inefficiency as we strive to create a safe environment for our team members and our communities. The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of September 30, 2021 and determined that there were no material or systematic adverse impacts on the Company except for previously disclosed delays, cost and availability constraints for labor and materials, and operational inefficiency.

The initial business impacts relating to COVID-19 have stabilized, although we continue to experience sporadic delays in the award or commencement of some projects and increased cost or lead times for materials and equipment. Current vaccine mandates by certain customers or authorities have also hindered our ability to pursue certain work, or to staff or maintain scheduling on work that is subject to such mandates. In addition, the Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation pursuant to a vaccine policy that was announced by President Biden on September 9, 2021, and the scope, timing and impact of the new regulation is currently unclear. It is impossible to predict what impact the regulation might have on our business and industry.

Despite the ongoing effects from COVID-19, we have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining activity levels and productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow for the remainder of 2021, and we feel that we have good prospects in 2022. We continue to prepare for a wide range of pandemic-related challenges and economic circumstances; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2022.

Liquidity and Capital Resources (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Cash provided by (used in):
Operating activities	$152,654	$216,400
Investing activities	(119,605)	(130,514)
Financing activities	(20,224)	(66,134)
Net increase (decrease) in cash and cash equivalents	$12,825	$19,752
Free cash flow:
Cash provided by operating activities	$152,654	$216,400
Purchases of property and equipment	(15,864)	(19,459)
Proceeds from sales of property and equipment	1,802	1,890
Free cash flow	$138,592	$198,831

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

Cash provided by operating activities was $152.7 million during the first nine months of 2021 compared with $216.4 million during the same period in 2020. This decrease was primarily driven by a $59.1 million change in receivables, net driven by strong collections in the prior year and a $13.2 million change in billings in excess of costs, which was attributable to timing of payments and project billings. In addition, operating cash flows in the prior year benefited by approximately $20.9 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that normally would have been paid by September 30, 2020. This was partially offset by a $31.1 million change in accounts payable and accrued liabilities, which was driven by timing of payments.

Cash Provided by (Used in) Investing Activities—During the first nine months of 2021, cash used in investing activities was $119.6 million compared to $130.5 million during the same period in 2020. The $10.9 million decrease in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2021 compared to the same period in 2020.

Cash Provided by (Used in) Financing Activities—Cash used in financing activities was $20.2 million for the first nine months of 2021 compared to $66.1 million during the same period in 2020. The $45.9 million decrease in cash used in financing activities is primarily due to an increase in net proceeds from debt, which was driven by fewer payments in the current year, partially offset by less borrowings to pay for acquisitions in 2021.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of September 30, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.57 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2021, we repurchased 0.3 million shares for approximately $25.5 million at an average price of $73.69 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of September 30, 2021, the Facility capacity was $570.0 million, as the term loan was paid down by $30.0 million since the inception of the Facility. The Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company and a second lien on our assets related to projects subject to surety bonds. As of September 30, 2021, we had $115.0 million of outstanding borrowings on the revolving credit facility, $49.5 million in letters of credit outstanding and $285.5 million of credit available.

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

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. We were in compliance with all of our financial covenants as of September 30, 2021.

Notes to Former Owners

As part of the consideration used to acquire six companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $35.5 million as of September 30, 2021. In conjunction with the acquisition of Amteck in the third quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in October 2024 and October 2025. In conjunction with the acquisition of the Utah mechanical contractor in the first quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $3.5 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in April 2023. In conjunction with the acquisition of TEC in the fourth quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $7.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in December 2023. In conjunction with the acquisition of TAS in the second quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $4.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.5%. The principal is due in April 2022. In conjunction with the acquisition of the electrical contractor in North

Carolina in the first quarter of 2020, we issued a promissory note to former owners with an outstanding balance of $5.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 3.0%. The principal is due in installments in February 2023 and February 2024. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $6.0 million as of September 30, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023.

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

Contractual Obligations

As of September 30, 2021, we have $49.5 million in letter of credit commitments, of which $16.1 million will expire in 2021 and $33.4 million will expire in 2022. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in the next twelve months, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.3% as of September 30, 2021. The weighted average interest rate applicable to the term loan was approximately 1.3% as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $15 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of September 30, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of September 30, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.57 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the nine months ended September 30, 2021, we repurchased 0.3 million shares for approximately $25.5 million at an average price of $73.69 per share.

During the quarter ended September 30, 2021, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
July 1 - July 31	55,886	$75.63	9,408,229	885,522
August 1 - August 31	111,856	$74.91	9,520,085	773,666
September 1 - September 30	138,380	$71.39	9,658,465	635,286
	306,122	$73.45	9,658,465	635,286

________________________________________

(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

Comfort Systems USA, Inc.

October 27, 2021	By:	/s/ Brian E. Lane
Brian E. Lane
President, Chief Executive Officer and Director

October 27, 2021	By:	/s/ William George
William George
Executive Vice President and Chief Financial Officer

October 27, 2021	By:	/s/ Julie S. Shaeff
Julie S. Shaeff
Senior Vice President and Chief Accounting Officer