Form 10-K
period 2021-12-31
COMFORT SYSTEMS USA INC
filed 2022-02-23
CIK 1035983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021 was approximately $2.79 billion, based on the $78.79 last sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2021.

As of February 18, 2022, 35,956,839 shares of the registrant’s common stock were outstanding (excluding treasury shares of 5,166,526).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant’s definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10 K may constitute forward looking statements within the meaning of applicable securities laws and regulations. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward looking statements, which are generally not historic in nature. These forward-looking statements are based on the current expectations and beliefs of Comfort Systems USA, Inc. and its subsidiaries (collectively, the “Company”) concerning future developments and their effect on the Company. While the Company’s management believes that these forward looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that it anticipates, and the Company’s actual results of operations, financial condition and liquidity, and the development of the industry in which the Company operates, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10 K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10 K, those results or developments may not be indicative of our results or developments in subsequent periods. All comments concerning the Company’s expectations for future revenue and operating results are based on the Company’s forecasts for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond the Company’s control) and assumptions that could cause actual future results to differ materially from the Company’s historical experience and its present expectations or projections. Known material factors that could cause the Company’s actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”

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

ITEM 1. Business

Comfort Systems USA, Inc., a Delaware corporation, was established in 1997. We provide mechanical and electrical contracting services. Our mechanical segment principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, piping and controls, as well as off-site construction, monitoring and fire protection. Our electrical segment includes installation and servicing of electrical systems. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout our 41 operating units with 169 locations in 126 cities throughout the United States.

We operate primarily in the commercial, industrial and institutional MEP markets and perform most of our services in industrial, healthcare, education, office, technology, retail and government facilities. Substantially all of our consolidated 2021 revenue was derived from commercial, industrial and institutional customers and multi-family residential projects. Approximately 46.3% of our revenue was attributable to installation services in newly constructed facilities and 53.7% was attributable to renovation, expansion, maintenance, repair and replacement services in existing buildings. Our consolidated 2021 revenue was derived from the following service industries:

Percentage of
Service Activity	Revenue
Mechanical Services	82.7%
Electrical Services	17.3%
Total	100.0%

Industry Overview

We believe that commercial, industrial, and institutional mechanical and electrical contracting generate annual revenue in the United States of approximately $300 billion. Mechanical and electrical systems are necessary to virtually all commercial, industrial and institutional buildings. Because most buildings are sealed, HVAC systems provide the primary method of circulating fresh air in such buildings. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption, carbon footprint, and operating costs while improving air quality and overall system effectiveness. Older commercial, industrial and institutional facilities frequently have poor air quality and provide less comfortable environments, and older HVAC systems result in significantly higher energy consumption than do modern systems. As electrical systems age they require service and replacement, and changing building configurations and technological power load requirements lead to the need to reconfigure and improve electrical systems in buildings on a regular basis.

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

Our industry can be broadly divided into two categories:

●	construction of and installation in new buildings, which provided approximately 46.3% of our revenue in 2021, and
●	renovation, expansion, maintenance, repair and replacement in existing buildings, which provided the remaining 53.7% of our 2021 revenue.

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

Strategy

We focus on strengthening core operating competencies, leading in sustainability, efficiency and technological improvement, and on increasing profit margins. The key objectives of our strategy are to improve profitability and generate growth in our operations, to enable sustainable and efficient building environments, to improve the productivity of our workforce, and to acquire complementary businesses. Specifically, we are currently focused on the following elements:

Achieve Excellence in Core Competencies—We have identified seven core competencies that we believe are critical to attracting and retaining customers, increasing operating income and cash flow, and maximizing the productivity of our skilled labor force. The seven core competencies are: (i) safety, (ii) customer service, (iii) design and build expertise, (iv) effective pre-construction processes, (v) job and cost tracking, (vi) leadership in energy efficient and sustainable design, and (vii) best-in-class servicing of existing building systems.

Achieve Operating Efficiencies—We think we can achieve operating efficiencies and cost savings through purchasing economies, adopting “best practices,” and focusing on efficient job management. We are continually improving the “job loop” at our locations—qualifying, estimating, pricing, and executing projects effectively and efficiently. We also use our combined spend to gain purchasing advantages on products and services such as MEP components, raw materials, services, vehicles, bonding, insurance, and employee benefits.

Attract, Retain and Invest in our Employees—We seek to attract and retain quality employees by providing them an enhanced career path that offers a stable income, attractive benefits packages, and excellent growth opportunities. We continually invest in training, including programs for project managers, field superintendents, service managers, service technicians, sales managers, estimators, and leadership and development of key managers and leaders. We believe that skilled labor forces in the building and services trades have become increasingly scarce and valuable, and we are increasingly focused on growing and improving our skilled labor force, including through recruitment, development, and skills training for our hourly workers.

Focus on Industrial, Commercial and Institutional Markets—We focus on the industrial, commercial, and institutional building markets, including construction, maintenance, repair, and replacement services. We believe that these complex markets are attractive because of their growth opportunities, large and diverse customer base, attractive margins, and potential for long-term relationships with building owners.

Leverage Resources and Capabilities—We believe significant operating efficiencies can be achieved by leveraging resources among our operating locations. We have shifted certain fabrication activities to centralized locations to increase asset utilization. We opportunistically allocate our engineering, field, and supervisory labor from one operation to another to use our employee base more fully, meet our customers’ needs and share expertise. Our ability to share resources frequently allows us to pursue work that would otherwise not be available to us and allows us to provide a more diversified and steady deployment of our labor. We believe we have realized scale benefits from coordinated purchasing, technical innovation, insurance, benefits, bonding, and financing activities across our operations.

Maintain a Diverse Customer, Geographic, and Project Base—We have a distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. We also have significant geographical diversification across all regions of the United States, again reducing our exposure to negative developments in any given region. Our distribution of revenue in 2021 by end-use sector was as follows:

Industrial	44.1%
Education	12.7%
Office Buildings	10.1%
Healthcare	13.6%
Government	5.7%
Retail, Restaurants and Entertainment	6.9%
Multi-Family and Residential	3.7%
Other	3.2%
Total	100.0%

Approximately 86.7% of our revenue is earned on a project basis for installation of systems in newly constructed or existing facilities. As of December 31, 2021, we had 7,831 projects in process with an aggregate contract value of approximately $6.3 billion. Our average project takes six to nine months to complete, with an average contract price of approximately $802,000. This average project size, when taken together with the approximately 13.3% of our revenue derived from maintenance and service, provides us with a broad base of work in the construction services sector. A stratification of projects in progress as of December 31, 2021, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	6,864	$841.0
$1 million - $5 million	679	1,527.5
$5 million - $10 million	158	1,084.8
$10 million - $15 million	53	661.2
Greater than $15 million	77	2,167.6
Total	7,831	$6,282.1

Develop and Adopt Leading Technologies—We are improving productivity by increasing use of innovative techniques in prefabrication, project design and planning, as well as in coordination and production methods. We have invested in the refinement and adoption of prefabrication practices. We work to identify, develop, and implement new materials, products and methods that can achieve greater productivity and more efficient and sustainable outcomes. Above all, we have concluded that as technology develops in our industry the fundamental prerequisite for leadership is adopting such opportunities in the quality, accuracy, and buildability of our designs. Accordingly, we have invested in the experts, training, and internal and external knowledge transfer to ensure that we are properly scaling, achieving true buildability, and fundamentally and continuously improving our design capabilities to meet our customers’ evolving requirements. Our goal is to use our scale and strategic investments to maintain a leading position in design and modeling excellence, optimize productivity and quality, and ultimately position ourselves to capitalize from ongoing or future technological developments.

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

Construction and Installation Services for New Buildings—Our installation business related to newly constructed facilities, which comprised approximately 46.3% of our consolidated 2021 revenue, involves the design, engineering, integration, installation and start-up of MEP and related systems. We provide “design and build” and “plan and spec” installation services for office buildings, retail centers, manufacturing plants, healthcare, education and government facilities and other commercial, industrial and institutional facilities. In a “design and build” installation, we work with the customer to determine the needed capacity and to optimize energy efficiency of the MEP systems that best suit the proposed facility. The final design, terms, price and timing of the project are then negotiated with the customer or its representatives, after which any necessary modifications are made to the system plan. In “plan and spec” installation, we participate in a bid process to provide labor, equipment, materials and installation based on the end user’s plans and engineering specifications.

Once an agreement has been reached, we order the necessary materials and equipment for delivery to meet the project schedule. In many instances we fabricate ductwork, conduit and piping and assemble certain components for the system based on the mechanical drawing specifications. Finally, we install the systems at the project site, working closely with the owner or general contractor. Our average project takes six to nine months to complete, with an average contract price of approximately $802,000. We also perform larger project work, with 967 contracts in progress at December 31, 2021 with contract prices in excess of $1 million. Our largest project in progress at December 31, 2021 had a contract price of $78.3 million. Project contracts typically provide for periodic billings to the customer as we meet progress milestones or incur cost on the project. Project contracts in our industry also frequently allow for a small portion of progress billings or contract price to be withheld by the customer until after we have completed the work. Amounts withheld under this practice are known as retention or retainage.

Renovation, Expansion, Maintenance, Monitoring, Repair and Replacement Services for Existing Buildings—Our renovation, expansion, maintenance, monitoring, repair and replacement services in existing buildings comprised approximately 53.7% of our consolidated 2021 revenue. Maintenance and repair services are provided either in response to service calls or under a service agreement. Service calls are coordinated by customer service representatives or dispatchers that use computer and communication technology to process orders, arrange service calls, dispatch technicians and communicate with and invoice customers. Service technicians work from service vehicles equipped with commonly used parts, supplies and tools to complete a variety of jobs. Optimal maintenance is crucial to energy efficient operations. Commercial, industrial and institutional service agreements usually have terms of one or more years, with automatic annual renewals, and frequently include thirty- to sixty-day cancellation notice periods. We also provide remote monitoring of power usage, temperature, pressure, humidity and air flow for MEP and other building systems.

Sources of Supply

The raw materials and components we use include MEP system components, ductwork, pipe, conduit, wire, electrical fixtures, steel, sheet metal and copper tubing and piping. These raw materials and components are generally available from a variety of domestic or foreign suppliers at competitive prices. In ordinary times, delivery times are typically short for most raw materials and standard components, but during periods of peak demand, including the ongoing pandemic, may extend one month to several months. We estimate that direct purchase of commodities and finished products comprises between 35% and 40% of our average project cost. We have procedures to reduce commodity cost exposure such as purchasing commodities early for projects, as well as selectively including time or market-based escalation and escape provisions in bids and contracts.

Chillers for large applications typically have the longest delivery time and frequently have lead times of up to six months. The major components of commercial MEP systems are compressors and chillers that are manufactured primarily by Carrier, Lennox, Daikin, Trane, and York. The major suppliers of building automation control systems are Automated Logic, Cisco, Delta, Distech Controls, Honeywell, Johnson Controls, Rockwell Automation, Schneider Electric, Siemens, Trane, and York. The major suppliers of electrical switchgear and generators are Caterpillar, Cummins, Eaton and Schneider Electric. We do not have any significant contracts guaranteeing us a supply of raw materials or components.

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

Sales and Marketing

We have a diverse customer base, with our top customer representing 9% of consolidated 2021 revenue, and our largest customer often changes from year to year. Management and a dedicated sales force are responsible for developing and maintaining successful long-term relationships with key customers. Customers generally include building owners and developers and property managers, as well as general contractors, architects and consulting engineers. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing superior, high-quality service in a professional manner. We believe we can continue to leverage the diverse technical and marketing strengths at individual locations to expand the services offered in other local markets. With respect to multi-location service opportunities, we maintain a national sales force in our national accounts group.

Human Capital Resources

Employees—As of December 31, 2021, we had approximately 13,200 employees as compared to approximately 11,100 employees as of December 31, 2020. We have collective bargaining agreements covering less than ten employees. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are good.

Culture and Core Values—Our values define, inform, and guide the way we operate both within our Company and in the communities where we do business. Our core values are to be safe; be honest; be respectful; be innovative; and be collaborative. These values set the foundation for our Code of Conduct, which applies to all employees, officers, and directors of the Comfort Systems USA family of companies. The Code of Conduct is regularly reinforced to the Company’s employees and management through periodic ethics, equal opportunity employment, and anti-corruption trainings. In addition, certain business partners, such as consultants, agents, suppliers, contractors, and other third parties, serve as an extension of the Company. They are expected to follow the spirit of our Code of Conduct, all applicable laws, and any applicable contractual provisions when working on our behalf.

We believe that the way we conduct business is just as important as the business we do. Operating with integrity helps us deliver on the promises we have made to each other, our customers, and the communities where we live and work. It is also the basis for ensuring continued growth and success. Everyone at our Company shares a responsibility for doing business ethically and in a sustainable manner, preserving our good name. We ensure that this responsibility applies at every level in our organization, and everyone from corporate officers to members of our Board of Directors, to our field personnel is responsible for overseeing these efforts.

Recruiting and Training—Our continued success depends, in part, on our ability to continue to attract, retain and motivate qualified engineers, service technicians, field supervisors and project managers. We believe our success in retaining qualified employees will be based on the quality of our recruiting, training, compensation, employee benefits programs and opportunities for advancement. We provide numerous training programs for management, sales, and leadership, as well as on-the-job training, technical training, apprenticeship programs, attractive benefit packages and career advancement opportunities within our Company.

Safety—We have established comprehensive safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state, and local laws and regulations. Safety leadership establishes safety programs and benchmarking to improve safety across the Company. Additionally, our employment screening process seeks to determine that prospective employees have requisite skills, sufficient background references and acceptable driving records, if applicable. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.28 during 2021. This level was 42% better than the most recently published OSHA rate for our industry.

Diversity and Inclusion—We are an equal opportunity employer, and we welcome and celebrate our teams’ differences, experiences, and beliefs. We expect all employees to be treated with dignity and respect in an environment free from discrimination and harassment regardless of race, color, religion, sex, sexual orientation, gender identity or expression, national origin, age, disability, veteran status, genetic information, or any other protected class. We know that diversity is truly a competitive advantage that helps drive growth and innovation, and we have increasingly focused on diversity and inclusion programs within our Company. Diversity and inclusion are among our leadership team’s top priorities, with clearly outlined near-term actions to accelerate progress in outreach, representation, development, and advancement of underrepresented groups within our Company. Our Board of Directors and Board committees provide oversight on certain human capital matters, including our diversity and inclusion strategy.

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

Competition

The mechanical and electrical contracting industries are highly competitive and consist of thousands of local and regional companies. We believe that purchasing decisions in the commercial, industrial, and institutional markets are based on (i) competitive price, (ii) relationships, (iii) quality, timeliness, and reliability, (iv) tenure, financial strength, and access to bonding, (v) range of capabilities, and (vi) scale of operation. To improve our competitive position, we focus on both the consultative “design and build” installation market and the maintenance, repair, and replacement market to develop and strengthen customer relationships. In addition, we believe our ability to provide multi-location coverage and a broad range of services gives us a strategic advantage over smaller competitors who may have more limited resources and capabilities.

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

Climate Change and Sustainability

We recognize our environmental and societal responsibilities and are committed to sustainability and to improving our environmental footprint as well as operating our business in a manner that seeks to protect the health and safety of our employees and customers, as well as the public. Our focus on environmental stewardship and improving productivity drives not only our efforts to become more energy efficient but also improvements in our customers' impact on climate change. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption and carbon footprint while improving cost, air quality, and overall system effectiveness.

We are subject to the requirements of numerous federal, state, and local laws, regulations, and rules that promote the protection of the environment. While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate that they will have a material effect on our capital expenditures or competitive position in the short term.

Additionally, we plan to increase our voluntary reporting through submissions to CDP (formerly the Carbon Disclosure Project) and the Task Force on Climate-related Financial Disclosures (“TCFD”). Such additional disclosures are a continuation of our efforts to adhere to voluntary reporting standards – for example, in 2021, we received a bronze medal as a result of our initial EcoVadis submission, and we published our first sustainability report (i) using the Sustainability Accounting Standard Board’s (“SASB”) standards for the Engineering and Construction Services industry, and (ii) in accordance with the Global Reporting Initiative (“GRI”) Standards: Core option.

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

The industries and markets in which we operate have always been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers, and general contractors, which can increase our liability exposure and result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers, or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, because 5.7% of our revenue for the year ended December 31, 2021 was attributable to projects in the government sector, a reduction in federal, state, or local government spending in our industries and markets could result in decreased revenue and profit for us.

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

Backlog reflects revenue still to be recognized under contracted or committed installation and replacement project work. Our backlog as of December 31, 2021 was $2.31 billion. The predictive value of backlog information is limited to indications of general revenue direction over the near term, and we cannot guarantee that the revenue projected from our backlog will be realized or, if realized, will be profitable. Projects may remain in our backlog for an extended period of time, or project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. Such changes may adversely affect the revenues and profit we ultimately realize on these projects.

The effects of the COVID-19 pandemic and related economic repercussions have materially affected how we and our customers, vendors, subcontractors, developers, and general contractors are operating our businesses, and the duration and extent to which this will negatively impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced some resulting disruptions to our business operations, and we expect the COVID-19 pandemic could have a material adverse impact on our business and financial performance. The COVID-19 pandemic and related responses are continuing to evolve and, therefore, continue to present potential risks to our business, particularly in light of new variants of the virus. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, depends on numerous evolving factors outside our control including: emergence of new variants of the virus; government, social, business and other actions that have been and will be taken in response to the COVID-19 pandemic; any additional waves of COVID-19 infections; the efficacy of vaccines on new variants of the virus; the effect of government or customer vaccine or testing requirements on employee retention and recruitment; and the effect of the COVID-19 pandemic on short- and long-term general economic conditions.

We have been negatively impacted by the COVID-19 pandemic as a result of the shelter-in-place restrictions and work disruptions in some of our service areas creating disruptions to portions of our operations, particularly in major metropolitan markets that have been meaningfully impacted by the pandemic. We have also experienced permitting and regulatory delays attributable to the COVID-19 pandemic. In addition to these current dynamics, the COVID-19 pandemic may create or exacerbate risks related to our operations and regulatory and compliance matters, including as a result of:

●	evolving governmental guidance or requirements, including travel and movement restrictions, that continue to impact our ability to perform services or complete projects in accordance with required delivery schedules, which could result in additional costs or penalties (e.g., liquidated damages);
●	additional delays with respect to permitting and regulatory matters;
●	additional project deferrals, delays, and cancellations and changes in customer spending patterns and strategic plans as a result of, among other things, lack of available financing for our customers’ businesses or termination of, or force majeure events arising under, existing customer agreements;
●	governmental guidance or requirements, including work-from-home policies and vaccine mandates, or potential illness that negatively impact the availability or productivity of our key personnel or a significant number of employees or cause other disruptions to our business, corporate governance or financial reporting processes;
●	increased payment risk associated with customers experiencing financial difficulties (including bankruptcy) and an increase in disputes with customers relating to billing and payment under contracts and change orders;
●	potential liabilities and reputational harm related to occupational health and safety matters associated with COVID-19;
●	our inability to execute our business strategy, including with respect to certain capital investments such as acquisitions, investments and service offering expansions;
●	potential supply chain disruptions and limitations on the ability of our suppliers, vendors and subcontractors to perform;
●	asset impairment charges related to property and equipment, goodwill, other intangible assets, other long-lived assets and investments;
●	additional costs associated with restructuring, severance and related matters, potential mandated increases in pay for critical infrastructure workers or other increased employment-related costs (e.g., workers’ compensation insurance claims); and
●	an increase in cyber-attacks and attempted intrusions into our information technology systems as a result of, among other things, increased reliance on such systems.

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

We may need to perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed and sites that may have been exposed to harsh and hazardous conditions and outbreaks of infectious disease, such as the ongoing COVID-19 pandemic. Extreme weather conditions (such as storms, droughts, extreme heat or cold, wildfires and floods) may limit the availability of resources, increase our costs, or may cause projects to be cancelled. To the extent climate change results in an increase in extreme weather events and adverse weather conditions, the likelihood of a negative impact on our results of operations may increase. If we are unable to manage the conditions required for certain of our jobs, including the availability of sufficient labor, adherence to environmental, health and safety or other standards, and adequately addressing harsh or hazardous conditions, our business and financial condition could be adversely affected.

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

Legislation, nationwide protocols, regulation or other restrictions related to climate change could negatively impact our operations or our customers’ operations. Increasing concerns about climate change and other environmental issues may result in additional environmental regulations and restrictions. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies could increase the costs of projects for our customers or, in some cases, prevent a project from going forward, which could in turn have an adverse effect on our financial condition and results of operations.

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

Our credit agreement and related restrictive and financial covenants are more fully described in Note 9 of “Notes to the Consolidated Financial Statements.” Our failure to comply with any of these covenants under the credit agreement, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the credit agreement. Default under our credit agreement could result in (1) us no longer being entitled to borrow under the agreement; (2) termination of the agreement; (3) acceleration of the maturity of outstanding indebtedness under the agreement; and/or (4) foreclosure on any collateral securing the obligations under the agreement. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment in us. In addition, the U.K Financial Conduct Authority, which regulates LIBOR, has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative of the underlying market and economic reality that such settings are intended to measure. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months); and (ii) December 31, 2021, in all other cases (i.e., one week and two month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR). Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023 or, in some cases, after December 31, 2021. However, those transition dates may occur earlier. The U. K. Financial Conduct Authority and certain U.S. regulators have encouraged market participants to cease entering into new contracts using U.S. dollar LIBOR by December 31, 2021, despite expected publication of U.S. dollar LIBOR through June 30, 2023. Regulators have also stated that, for certain purposes, market participants should transition away from U.S. dollar LIBOR sooner. It is not possible to know what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.

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

The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the United States Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, and on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The Affordable Care Act will remain in effect in its current form; however, we continue to evaluate the effect that the Affordable Care Act has on our business.

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

Our 169 locations are located in 27 states, which exposes us to a variety of different state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any of our subsidiaries’ material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As government contractors, our subsidiaries are subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to bid on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Because 5.7% of our revenue for the year ended December 31, 2021 was attributable to projects in the government sector, prohibitions against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

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

We may discover in the future that we have deficiencies in the design and operation of our internal controls. In addition, we may acquire companies whose internal controls have design or operational deficiencies, which could impair our ability to integrate those companies into our internal control environment. If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness”, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline. In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2021, we owned 15 properties. Other than these owned properties, we lease the real property and buildings from which we operate. Our facilities are located in 27 states and consist of offices, shops and fabrication, maintenance and warehouse facilities. Generally, leases range from three to ten years and are on terms we believe to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom we have no other business relationship. In certain instances, these leases are with current or former employees. To the extent we renew, enter into leases or otherwise change leases with current or former employees, we enter into such agreements on terms that reflect a fair market valuation for the properties. Leased premises range in size from approximately 1,000 square feet to 110,000 square feet. To maximize available capital, we generally intend to continue to lease our properties, but may consider further purchases of property where we believe ownership would be more economical. We believe that our facilities are sufficient for our current needs.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of December 31, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Executive Officers of the Registrant

Executive officers are appointed by our Board of Directors and hold office until their successors are elected and duly qualified. The following persons serve as executive officers of the Company.

Brian E. Lane, age 64, has served as our Chief Executive Officer and President since December 2011 and as a director since November 2010. Mr. Lane served as our President and Chief Operating Officer from March 2010 until December 2011. Mr. Lane joined the Company in October 2003 and served as Vice President and then Senior Vice President for Region One of the Company until he was named Executive Vice President and Chief Operating Officer in January 2009. Prior to joining the Company, Mr. Lane spent fifteen years at Halliburton, the global service and equipment company devoted to energy, industrial, and government customers. During his tenure at Halliburton, he held various positions in business development, strategy, and project initiatives. He departed as the Regional Director of Europe and Africa. Mr. Lane’s additional experience includes serving as a Regional Director of Capstone Turbine Corporation, a distributed power manufacturer. He also was a Vice President of Kvaerner, an international engineering and construction company where he focused on the chemical industry. Mr. Lane holds a Bachelor of Science in Chemistry from the University of Notre Dame and a Master of Business Administration from Boston College.

William George, age 57, has served as our Executive Vice President and Chief Financial Officer since May 2005, was our Senior Vice President, General Counsel and Secretary from May 1998 to May 2005, and was our Vice President, General Counsel and Secretary from March 1997 to April 1998. Since October 2011, Mr. George has also served as Regional Vice President. Mr. George was a member of our founding management team in connection with our formation in 1997. From October 1995 to February 1997, Mr. George was Vice President and General Counsel of American Medical Response, Inc., a publicly-traded healthcare transportation company. From September 1992 to September 1995, Mr. George practiced corporate and antitrust law at Ropes & Gray, a Boston, Massachusetts, law firm. Mr. George holds a Bachelor of Science in Economics from Brigham Young University and a Juris Doctorate from Harvard Law School.

Julie S. Shaeff, age 56, has served as our Senior Vice President and Chief Accounting Officer since May 2005, was our Vice President and Corporate Controller from March 2002 to May 2005, and was our Assistant Corporate Controller from September 1999 to February 2002. From 1996 to August 1999, Ms. Shaeff was Financial Accounting Manager—Corporate Controllers Group for Browning-Ferris Industries, Inc., a publicly-traded waste services company. From 1987 to 1995, she held various positions with Arthur Andersen LLP. Ms. Shaeff is a Certified Public Accountant and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Trent T. McKenna, age 49, has served as Chief Operating Officer and Executive Vice President since January 2022 and was formerly Chief Operating Officer and Senior Vice President during 2021. Mr. McKenna previously served as our Senior Vice President and Vice President – Region 4 from January 2019 to December 2020; Senior Vice President, General Counsel and Secretary from August 2013 to December 2018; Vice President, General Counsel and Secretary from May 2005 to August 2013; and Associate General Counsel from August 2004 to May 2005. From February 1999 to August 2004, Mr. McKenna was a practicing attorney in the area of complex commercial litigation in the Houston, Texas, office of Akin Gump Strauss Hauer & Feld LLP, an international law firm. Mr. McKenna earned a Bachelor of Arts degree in English from Brigham Young University and his Juris Doctorate from Duke University School of Law.

Laura F. Howell, age 34, has served as Senior Vice President and General Counsel for the Company since January 2022 and formerly served as Vice President and General Counsel from January 2019 to December 2021. Previously, Ms. Howell served as the Associate General Counsel from January 2018 to December 2018 and as Senior Counsel, Corporate from November 2014 to December 2017. Prior to joining the Company, she was an associate in the corporate department of the Houston office of Latham & Watkins, LLP from November 2013 to October 2014. From September 2012 to October 2013, Ms. Howell was an associate in the corporate department of the Silicon Valley office of Fenwick & West, LLP. Ms. Howell holds a Bachelor of Arts in Economics from Wake Forest University and a Juris Doctorate from Stanford Law School.

Terrence Reed, age 62, has served as Senior Vice President of People and Leadership Development for the Company since March 2021. Mr. Reed joined the Company after working in various senior manufacturing and HR leadership positions in several organizations, including Koch Engineered Solutions and Buckeye Technologies. Mr. Reed is a graduate of the University of South Alabama, where he completed studies in Mechanical Engineering, and is a former US Army officer.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded under the symbol FIX on the New York Stock Exchange.

As of February 18, 2022, there were approximately 301 stockholders of record of our Common Stock, and the last reported sale price on that date was $88.22 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.69 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2021, we repurchased 0.4 million shares for approximately $27.1 million at an average price of $74.57 per share.

During the year ended December 31, 2021, we purchased our common shares in the following amounts at the following average prices:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs (1)	or Programs
January 1 - January 31	3,000	$52.59	9,315,001	978,750
February 1 - February 28	—	$—	9,315,001	978,750
March 1 - March 31	10,250	$70.99	9,325,251	968,500
April 1 - April 30	3,500	$75.45	9,328,751	965,000
May 1 - May 31	8,721	$80.49	9,337,472	956,279
June 1 - June 30	14,871	$80.39	9,352,343	941,408
July 1 - July 31	55,886	$75.63	9,408,229	885,522
August 1 - August 31	111,856	$74.91	9,520,085	773,666
September 1 - September 30	138,380	$71.39	9,658,465	635,286
October 1 - October 31	1,170	$71.19	9,659,635	634,116
November 1 - November 30	—	$—	9,659,635	634,116
December 1 - December 31	15,162	$94.93	9,674,797	618,954
	362,796	$74.57	9,674,797	618,954
(1)	Purchased as part of a program announced on March 29, 2007 under which, since the inception of this program, 10.3 million shares have been approved for repurchase.

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

ITEM 6. [Reserved]

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

Approximately 86.7% of our revenue is earned on a project basis for installation services in newly constructed facilities or for replacement of systems in existing facilities. When competing for project business, we usually estimate the costs we will incur on a project, and then propose a bid to the customer that includes a contract price and other performance and payment terms. Our bid price and terms are intended to cover our estimated costs on the project and provide a profit margin to us commensurate with the value of the installed system to the customer, the risk that project costs or duration will vary from estimate, the schedule on which we will be paid, the opportunities for other work that we might forego by committing capacity to this project, and other costs that we incur to support our operations but which are not specific to the project. Typically, customers will seek pricing from competitors for a given project. While the criteria on which customers select a provider vary widely and include factors such as quality, technical expertise, on-time performance, post-project support and service, and company history and financial strength, we believe that price for value is the most influential factor for most customers in choosing a mechanical or electrical installation and service provider.

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

As of December 31, 2021, we had 7,831 projects in process. Our average project takes six to nine months to complete, with an average contract price of approximately $802,000. Our projects generally require working capital funding of equipment and labor costs. Customer payments on periodic billings generally do not recover these costs until late in the job. Our average project duration, together with typical retention terms as discussed above, generally allow us to complete the realization of revenue and earnings in cash within one year. We have what we consider to be a well-diversified distribution of revenue across end-use sectors that we believe reduces our exposure to negative developments in any given sector. Because of the integral nature of our services to most buildings, we have the legal right in almost all cases to attach liens to buildings or related funding sources when we have not been fully paid for installing systems, except with respect to some government buildings. The service work that we do, which is discussed further below, usually does not give rise to lien rights.

We also perform larger projects. Taken together, projects with contract prices of $1 million or more totaled $5.4 billion of aggregate contract value as of December 31, 2021, or approximately 87%, out of a total contract value for all projects in progress of $6.3 billion. Generally, projects closer in size to $1 million will be completed in one year or less. It is unusual for us to work on a project that exceeds two years in length.

A stratification of projects in progress as of December 31, 2021, by contract price, is as follows:

		Aggregate
		Contract
	No. of	Price Value
Contract Price of Project	Projects	(millions)
Under $1 million	6,864	$841.0
$1 million - $5 million	679	1,527.5
$5 million - $10 million	158	1,084.8
$10 million - $15 million	53	661.2
Greater than $15 million	77	2,167.6
Total	7,831	$6,282.1

In addition to project work, approximately 13.3% of our revenue represents maintenance and repair service on already installed HVAC, electrical, and controls systems. This kind of work usually takes from a few hours to a few days to perform. Prices to the customer are based on the equipment and materials used in the service as well as technician labor time. We usually bill the customer for service work when it is complete, typically with payment terms of up to thirty days. We also provide maintenance and repair service under ongoing contracts. Under these contracts, we are paid regular monthly or quarterly amounts and provide specified service based on customer requirements. These agreements typically are for one or more years and frequently contain thirty- to sixty-day cancellation notice periods.

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

We have a credit facility in place with terms we believe are favorable that does not expire until January 2025. As of December 31, 2021, we had $176.5 million of credit available to borrow under our credit facility. We have strong surety relationships to support our bonding needs, and we believe our relationships with the surety markets are strong and benefit from our operating history and financial position. We have generated positive free cash flow in each of the last twenty-three calendar years and will continue our emphasis in this area. We believe that the relative size and strength of our Balance Sheet and surety relationships, as compared to most companies in our industry, represent competitive advantages for us.

As discussed at greater length in “Results of Operations” below, we expect price competition to continue as local and regional industry participants compete for customers. We will continue to invest in our service business, to pursue the more active sectors in our markets, and to emphasize our regional and national account business.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. We recognize revenue over time for all of our services as we perform them because (i) control continuously transfers to that customer as work progresses, and (ii) we have the right to bill the customer as costs are incurred. The customer typically controls the work in process, as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

For the reasons listed above, revenue is recognized based on the extent of progress towards completion of the performance obligation using the percentage of completion method of accounting, which we consider to be a critical accounting estimate. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost to cost measure of progress for our contracts, as it best depicts the transfer of assets to the customer that occurs as we incur costs on our contracts. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred. Costs to fulfill include labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs.

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

As discussed elsewhere in this annual report on Form 10-K, our business has two service functions: (i) installation, which we account for under the percentage of completion method, and (ii) maintenance, repair and replacement, which we account for as the services are performed, or in the case of replacement, under the percentage of completion method. In addition, we identified other critical accounting policies and estimates related to the recording of our self-insurance liabilities, valuation of deferred tax assets, accounting for acquisitions and the recoverability of goodwill and identifiable intangible assets. These accounting policies and estimates, as well as others, are described in Note 2 to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Percentage of Completion Method of Accounting

Approximately 86.7% of our revenue was earned on a project basis and recognized through the percentage of completion method of accounting during 2021. Under this method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications, normally installed shortly after receipt and is a value-added element to our work. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2021.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

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

Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. We have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized in income in the period of the change.

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

As described further in Note 6 to the Consolidated Financial Statements, we performed our annual goodwill impairment test during the fourth quarter of 2021. We determined, after performing a qualitative assessment for each reporting unit except one for which we performed a quantitative assessment, that it is more likely than not that the fair value of each of the reporting units for which we performed a qualitative assessment was substantially greater than its carrying value, and that the fair value of the reporting unit for which we performed a quantitative assessment exceeded the carrying value by 32%. Accordingly, no further testing was required and no goodwill impairment was recorded for the year ended December 31, 2021.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2021		2020		2019
Revenue	$3,073,636	100.0%	$2,856,659	100.0%	$2,615,277	100.0%
Cost of services	2,510,429	81.7%	2,309,676	80.9%	2,113,334	80.8%
Gross profit	563,207	18.3%	546,983	19.1%	501,943	19.2%
Selling, general and administrative expenses	376,309	12.2%	357,777	12.5%	340,005	13.0%
Gain on sale of assets	(1,540)	(0.1)%	(1,445)	(0.1)%	(1,701)	(0.1)%
Operating income	188,438	6.1%	190,651	6.7%	163,639	6.3%
Interest income	24	—	103	—	224	—
Interest expense	(6,196)	(0.2)%	(8,385)	(0.3)%	(9,317)	(0.4)%
Changes in the fair value of contingent earn-out obligations	7,820	0.3%	9,119	0.3%	(2,991)	(0.1)%
Other income (expense)	188	—	52	—	187	—
Income before income taxes	190,274	6.2%	191,540	6.7%	151,742	5.8%
Provision for income taxes	46,926		41,401		37,418
Net income	$143,348		$150,139		$114,324

2021 Compared to 2020

We had 37 operating locations as of December 31, 2020. In the first quarter of 2021, we combined two operating locations into one. Additionally, we completed an immaterial acquisition of a mechanical contractor in Utah, which reports as a separate operating location. In the third quarter of 2021, we completed the acquisition of Amteck Holdco LLC (“Amteck”), which also reports as a separate operating location. In the fourth quarter of 2021, we completed the acquisitions of Ivey Mechanical Company, LLC (“Ivey”), MEP Holding Co., Inc. (“MEP Holdings”), and a temporary staffing company in Indiana, which all report as separate operating locations. As of December 31, 2021, we had 41 operating locations. Acquisitions are included in our results of operations from the respective acquisition date. The same-store comparison from 2021 to 2020, as described below, excludes MEP Holdings, which was acquired December 31, 2021, Ivey, which was acquired December 1, 2021, Amteck, which was acquired August 1, 2021, Tennessee Electric Company, Inc. (“TEC”), which was acquired December 31, 2020, three months of results for TAS Energy Inc. (“TAS”), which was acquired April 1, 2020, and one month of results for our electrical contractor in North Carolina, which was acquired February 1, 2020 and reports together with our existing North Carolina operation. An operating location is included in the same-store comparison on the first day it has comparable prior year operating data, except for immaterial acquisitions that are often absorbed and integrated with existing operations.

Revenue—Revenue increased $217.0 million, or 7.6%, to $3.07 billion in 2021 compared to 2020. The increase included an 8.0% increase primarily related to the North Carolina electrical contractor, TAS, TEC, Amteck and Ivey acquisitions, partially offset by a 0.4% decrease in revenue related to same-store activity.

The following table presents our operating segment revenue (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
Revenue:
Mechanical Services	$2,542,623	82.7%	$2,430,632	85.1%
Electrical Services	531,013	17.3%	426,027	14.9%
Total	$3,073,636	100.0%	$2,856,659	100.0%

Revenue for our mechanical services segment increased $112.0 million, or 4.6%, to $2.54 billion in 2021 compared to 2020. Of this increase, $45.0 million resulted from an additional three months of revenue related to the TAS acquisition ($30.0 million) and the Ivey acquisition ($15.0 million), and $67.0 million was attributable to same-store activity. The same-store revenue increase included an increase in activity in the industrial sector for TAS ($88.9 million) and in nonprofit work at one of our Utah operations ($29.2 million), partially offset by a reduction in activity in the education sector at one of our Virginia operations ($22.7 million) and our Wisconsin operation ($21.7 million).

Revenue for our electrical services segment increased $105.0 million, or 24.6%, to $531.0 million in 2021 compared to 2020. The increase primarily resulted from the acquisitions of TEC in December 2020 ($92.3 million) and Amteck in August 2021 ($83.5 million), as well as one additional month of revenue ($8.3 million) for our North Carolina electrical contractor. The same-store revenue decrease included expected decreases driven by a higher volume of large jobs in the prior period at our Texas electrical operation ($91.1 million), partially offset by an increase in activity in the industrial sector at our North Carolina electrical contractor ($12.0 million).

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

The following table presents our operating segment backlog (in thousands, except percentages):

	December 31,		December 31,
	2021		2020
Backlog:
Mechanical Services	$1,753,340	75.8%	$1,267,200	83.8%
Electrical Services	558,544	24.2%	244,214	16.2%
Total	$2,311,884	100.0%	$1,511,414	100.0%

Backlog as of December 31, 2021 was $2.31 billion, a 19.1% increase from September 30, 2021 backlog of $1.94 billion and a 53.0% increase from December 31, 2020 backlog of $1.51 billion. The sequential backlog increase included the Ivey ($108.5 million) and MEP Holdings ($37.7 million) acquisitions. The sequential same-store backlog increase was primarily a result of increased project bookings at TAS ($132.1 million), our North Carolina operation ($78.5 million) and our Texas electrical operation ($56.7 million). The sequential backlog increase was partially offset by completion of project work at TEC ($39.5 million). The year-over-year backlog increase included the acquisitions of Ivey ($108.5 million), Amteck ($76.0 million) and MEP Holdings ($37.7 million), as well as a same-store increase of $578.2 million, or 38.3%. Same-store year-over-year backlog was broad-based, and increased primarily due to increased project bookings at our North Carolina operation ($146.8 million), our Texas electrical operation ($104.4 million), our Colorado operation ($44.6 million) and TEC ($40.6 million).

Gross Profit—Gross profit increased $16.2 million, or 3.0%, to $563.2 million in 2021 as compared to 2020. The increase included a $26.9 million, or 4.9%, increase related to the TAS, TEC, Amteck, Ivey and North Carolina electrical contractor acquisitions, partially offset by a $10.7 million, or 1.9%, decrease on a same-store basis. The same-store decrease in gross profit was primarily due to project execution issues in the current year at our Arizona operation ($11.2 million) and stronger project execution in the prior year at one of our Florida operations ($10.2 million) and our Indiana operation ($9.4 million), which was partially offset by improvements in project execution on a same-store basis at TAS ($20.8 million). As a percentage of revenue, gross profit decreased from 19.1% in 2020 to 18.3% in 2021 primarily due to lower margins at our Arizona and Indiana operations and one of our Florida operations.

Selling, General and Administrative Expenses (“SG&A”)—SG&A increased $18.5 million, or 5.2%, to $376.3 million for 2021 as compared to 2020. On a same-store basis, excluding amortization expense, SG&A decreased $6.6 million, or 2.0%. This same-store decrease is primarily due to a decrease of $6.8 million in bad debt expense in 2021 as compared to 2020, driven by reserves recorded in the prior year for certain receivables due to the business interruptions caused by COVID-19, specifically with respect to receivables with retail, restaurants and entertainment companies. Additionally, in the current year, we collected some of these reserve amounts and reduced our assessed risk on collectability as business impacts relating to COVID-19 have stabilized. Furthermore, tax consulting fees decreased $2.4 million in 2021 as compared to 2020. Amortization expense increased $3.7 million during the period primarily as a result of the TAS, TEC and Amteck acquisitions. As a percentage of revenue, SG&A decreased from 12.5% in 2020 to 12.2% in 2021 due to the factors discussed above.

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

	Year Ended
	December 31,
	2021	2020

	(in thousands)
SG&A	$376,309	$357,777
Less: SG&A from companies acquired	(21,445)	—
Less: Amortization expense	(30,214)	(26,486)
Same-store SG&A, excluding amortization expense	$324,650	$331,291

Interest Expense—Interest expense decreased $2.2 million, or 26.1%, in 2021. The decrease in interest expense is due to a reduction in our average interest rate on our outstanding borrowings in 2021 compared to the prior year as well as a lower average outstanding debt balance as compared to the prior year.

Changes in the Fair Value of Contingent Earn-out Obligations—The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. Income from changes in the fair value of contingent earn-out obligations decreased $1.3 million in 2021 compared to 2020. This decrease was primarily caused by a larger reduction in the Walker earn-out liability in the prior year driven by project delays, the impact of COVID-19 and lower than forecasted earnings in the fourth quarter of 2020. This was partially offset by reductions in earn-out obligations at our Utah mechanical contractor and our Indiana operation due to lower than forecasted earnings in the fourth quarter of 2021.

Provision for Income Taxes—We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

Our provision for income taxes for 2021 was $46.9 million with an effective tax rate of 24.7%, as compared to the provision for income taxes of $41.4 million with an effective tax rate of 21.6% for 2020. The effective rate for 2021 was higher than the 21% federal statutory rate primarily due to net state income taxes (3.9%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%), partially offset by deductions for stock-based compensation (1.2%) and the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us (0.4%). The effective rate for 2020 was higher than the 21% federal statutory rate primarily due to net state income taxes (4.4%) and nondeductible expenses, including nondeductible expenses related to TAS (1.3%), partially offset by reductions in unrecognized tax benefits plus interest as a result of settlement with the Internal Revenue Service (the “IRS”) upon completion of their examination of our amended federal returns for 2014 and 2015 (4.7%). Refer to Note 11 in the Consolidated Financial Statements for a reconciliation of the federal statutory rates to the effective tax rates reflected in our financial statements.

The increase in our effective tax rate from 2020 to 2021 was primarily due to the 2020 reductions in unrecognized tax benefits as a result of settlement with the IRS upon completion of their examination of our amended federal returns for 2014 and 2015.

Following an IRS survey of our previously filed refund claims for the 2016, 2017 and 2018 tax years, the Joint Committee on Taxation (the “JCT”) approved such refunds in late January 2022. The refunds were primarily due to claiming the credit for increasing research activities (the “R&D tax credit”). Since approval was received after the Balance Sheet date, our effective tax rate for the year ended December 31, 2021 was not affected. However, our provision for income taxes in the first quarter of 2022 will be decreased by $28.8 million due to a reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

Our provision for income taxes in the first quarter of 2022 is expected to be further decreased by approximately $24 million due to our intention to claim the R&D tax credit for the 2019, 2020 and 2021 tax years. Additionally, we expect the R&D tax credit to reduce our effective tax rate in future years by amounts that will vary based on our qualifying expenses each year.

2020 Compared to 2019

For a discussion of the period-to-period comparison of 2020 to 2019, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2020 Compared to 2019” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Outlook

As 2022 begins, we believe that we are returning to good ongoing market conditions and that we have largely recovered from negative impacts to our business due to the business disruption caused by COVID-19. We continue to recover from delays in the award of new construction work, especially instances of delayed starts, and we continue to experience increased labor costs, inflation in labor and materials, as well as reduced availability and delays in delivery of some materials and equipment. We are recognizing these challenges in our job planning and pricing, and we are working to order materials earlier than usual and work with customers to share the risks of and mitigate the effects of these challenges.

The Company considered the ongoing impact of COVID-19 on the assumptions and estimates used to determine our results and asset valuations as of December 31, 2021, and determined that there were no material or systematic adverse impacts on the Company except for previously disclosed delays, cost and availability constraints for labor and materials, and operational inefficiency.

We have a good pipeline of opportunities and potential backlog, and we have been generally successful in maintaining activity levels and productivity and in procuring needed materials despite ongoing challenges. Considering all these factors, we currently anticipate solid earnings and cash flow in 2022. We continue to prepare for a wide range of pandemic-related challenges and economic circumstances; however, despite challenges, we currently expect supportive conditions for our industry are likely to continue in 2022.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cash provided by (used in):
Operating activities	$180,151	$286,510	$142,028
Investing activities	(246,722)	(207,802)	(224,450)
Financing activities	70,451	(74,600)	87,590
Net increase (decrease) in cash and cash equivalents	$3,880	$4,108	$5,168
Free cash flow:
Cash provided by operating activities	$180,151	$286,510	$142,028
Purchases of property and equipment	(22,330)	(24,131)	(31,750)
Proceeds from sales of property and equipment	3,101	2,270	2,159
Free cash flow	$160,922	$264,649	$112,437

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

2021 Compared to 2020

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

We generated $180.2 million of cash flow from operating activities during 2021 compared with $286.5 million during 2020. The $106.3 million decrease was primarily driven by a $96.5 million change in receivables, net, attributable to stronger collections in the prior year. Operating cash flows in the prior year benefited by approximately $32.0 million from the deferral of payroll taxes allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that normally would have been paid by December 31, 2020. Operating cash flows in 2021 were negatively impacted by the repayment of $17.7 million of the deferred payroll taxes related to 2020. This was partially offset by a $25.2 million change in billings in excess of costs driven by timing of billings and various project work.

Cash Used in Investing Activities—Cash used in investing activities was $246.7 million for 2021 compared to $207.8 million during 2020. The $38.9 million increase in cash used primarily relates to cash paid (net of cash acquired) for acquisitions in 2021 compared to the same period in 2020.

Cash Provided by (Used in) Financing Activities—Cash provided by financing activities was $70.5 million for 2021 compared to cash used in financing activities of $74.6 million during 2020. The $145.1 million increase in cash provided is primarily due to $108.0 million more in net proceeds from the senior credit facility compared to the prior year, primarily to fund acquisitions in the current year.

2020 Compared to 2019

For a discussion of the period-to-period comparison of 2020 to 2019, please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2020 Compared to 2019” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Share Repurchase Program

On March 29, 2007, our Board of Directors approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.69 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2021, we repurchased 0.4 million shares for approximately $27.1 million at an average price of $74.57 per share.

Debt

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of December 31, 2021, the Facility capacity was $570.0 million, as the term loan was paid down by $30.0 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2021, we had $120.0 million principal outstanding on the term loan, $220.0 million of outstanding borrowings on the revolving credit facility, $53.5 million in letters of credit outstanding and $176.5 million of credit available.

There are two interest rate options for borrowings under the Facility, the Base Rate Loan option and the Eurodollar Rate Loan option. These rates are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. Additional margins are then added to these two rates. The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2021.

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

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense on notes to former owners	$1,052	$1,354	$1,531
Interest expense on borrowings and unused commitment fees	3,371	5,319	6,887
Interest expense on interest rate swaps	499	338	—
Interest expense on finance leases	57	—	—
Letter of credit fees	679	830	512
Amortization of debt financing costs	538	544	387
Total	$6,196	$8,385	$9,317

The Facility contains financial covenants defining various financial measures and the levels of these measures with which we must comply. Covenant compliance is assessed as of each quarter end. Credit Facility Adjusted EBITDA is defined under the Facility for financial covenant purposes as net earnings for the four quarters ending as of any given quarterly covenant compliance measurement date, plus the corresponding amounts for (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) stock compensation; (e) other non-cash charges; and (f) pre-acquisition results of acquired companies. The following is a reconciliation of Credit Facility Adjusted EBITDA to net income for 2021 (in thousands):

Net income	$143,348
Provision for income taxes	46,926
Interest expense, net	6,172
Depreciation and amortization expense	68,944
Stock-based compensation	10,593
Pre-acquisition results of acquired companies, as defined under the Facility	45,433
Credit Facility Adjusted EBITDA	$321,416

The Facility’s principal financial covenants include:

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of December 31, 2021 was 1.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2021 was 42.0.

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

We were in compliance with all of our financial covenants as of December 31, 2021.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $48.0 million as of December 31, 2021. In conjunction with the acquisition of MEP Holdings in the fourth quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $7.6 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in April 2024 and April 2025. In conjunction with the acquisition of Ivey in the fourth quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in January 2025. In conjunction with the acquisition of Amteck in the third quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in October 2024 and October 2025. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $2.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023. In conjunction with the six remaining acquisitions, we issued notes to former owners with an outstanding balance of $20.4 million as of December 31, 2021 that bear interest, payable quarterly, at stated interest rates ranging from 2.3% - 3.5%. The principal amounts are due between April 2022 and April 2025.

Outlook

We have generated positive net free cash flow for the last twenty-three calendar years, much of which occurred during challenging economic and industry conditions. We also continue to have significant borrowing capacity under our credit facility, and we maintain what we feel are reasonable cash balances. We believe these factors will provide us with sufficient liquidity to fund our operations for the foreseeable future.

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

Material Cash Requirements

Our material cash expenditures consist of normal operating expenditures, such as personnel costs, as well as the items noted in the following table. The table below summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows (in thousands):

	Twelve Months Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Revolving credit facility	$—	$—	$—	$220,000	$—	$—	$220,000
Term loan	—	15,000	22,500	82,500	—	—	120,000
Notes to former owners	2,704	12,900	12,800	19,550	—	—	47,954
Interest payable	5,828	5,662	4,915	203	—	—	16,608
Operating lease obligations	23,729	21,142	18,738	17,642	14,631	55,161	151,043
Total	$32,261	$54,704	$58,953	$339,895	$14,631	$55,161	$555,605

As of December 31, 2021, we have $53.5 million in letter of credit commitments, of which $26.8 million will expire in 2022 and $26.7 million will expire in 2023. The substantial majority of these letters of credit are posted with insurers who disburse funds on our behalf in connection with our workers’ compensation, auto liability and general liability insurance program. These letters of credit provide additional security to the insurers that sufficient financial resources will be available to fund claims on our behalf, many of which develop over long periods of time, should we ever encounter financial duress. Posting of letters of credit for this purpose is a common practice for entities that manage their self-insurance programs through third-party insurers as we do. While some of these letter of credit commitments expire in 2022, we expect nearly all of them, particularly those supporting our insurance programs, will be renewed annually.

As discussed in Note 11 “Income Taxes,” included in our Consolidated Balance Sheet at December 31, 2021 is $29.5 million of unrecognized tax benefits; however, we will have a reduction of $28.8 million in unrecognized tax benefits in the first quarter of 2022. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits may be concluded, we generally cannot make reliable estimates of the timing of cash outflows related to the remaining $0.7 million of liabilities.

Other than the lease obligations discussed in Note 10 “Leases,” we have no significant purchase or operating commitments outside of commitments to deliver equipment and provide labor in the ordinary course of performing project work.

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

The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2021:

	Twelve Months Ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Fixed Rate Debt	$2,704	$12,900	$12,800	$19,550	$—	$—	$47,954
Average Interest Rate	2.6%	2.6%	2.5%	2.5%	—	—	2.5%
Variable Rate Debt	$—	$15,000	$22,500	$302,500	$—	$—	$340,000

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2021.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Comfort Systems USA, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers – Refer to Notes 2 and 3 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost to cost measure of progress for its contracts, as it depicts the transfer of assets to the customer that occurs as the Company incurs costs, which include labor, materials, subcontractors’ costs, other direct costs, and an allocation of indirect costs. Under the cost to cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including estimated fees or profits, is recorded proportionally as costs are incurred.

Due to the nature of the work required to be performed on many of the performance obligations, the estimation of costs at completion is complex, subject to many variables and requires considerable judgment.

Given the judgments necessary to account for the Company’s contracts with customers, specifically the use of estimates, such as total costs to be incurred at contract completion, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s estimates and judgments included within the Company’s estimated total costs at completion, included the following, among others:

●	We tested the operating effectiveness of controls over the recognition of revenue, including those over the determination of estimated costs at completion of the contracts (including the estimated progress toward completion).
●	We evaluated quarter over quarter changes in contract profit estimates for a selection of contracts by obtaining explanations from Company’s management regarding timing and amount and corroborating these inquiries by inspecting documents, including management work plans, customer communications, change orders, vendor invoices, and supplier or subcontractor communications.
●	We developed an independent expectation of recorded revenue at certain operating units using analytical procedures and considering relevant current and historical information and compared our expectations to the recorded revenue for the operating unit.
●	For a sample of contracts with customers, we performed the following:
o	Evaluated the reasonableness of management’s estimates of total costs and profit at completion for selected contracts with customers by:
◾	Evaluating management’s ability to estimate total costs at completion for each selected contract by performing corroborating inquiries with the Company’s project managers and personnel involved with the selected contracts, and comparing the estimates to management’s work plans, suppliers’ contracts, and/or engineering specifications.
◾	Comparing management’s estimates to supporting documents such as purchase orders, subcontract agreements, third-party invoices from suppliers, historical actual results, and other sources, as applicable.
◾	Evaluating management’s ability to accurately estimate total costs and profits at completion by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
◾	Evaluating changes in estimates and obtaining evidence on timing and amounts supporting these changes in estimates such as approved change order documents, communications with the customer, subcontract agreements and related amendments, recent actual costs, and other sources.

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Comfort Systems USA, Inc. (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2021.

Houston, Texas

February 25, 2021,

except for Note 16, as to which the date is

February 23, 2022

COMFORT SYSTEMS USA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,776	$54,896
Billed accounts receivable, less allowance for credit losses of $8,808 and $9,087, respectively	773,716	619,544
Unbilled accounts receivable, less allowance for credit losses of $715 and $784, respectively	61,881	45,596
Other receivables, less allowance for credit losses of $503 and $759, respectively	57,491	44,212
Inventories	21,853	13,472
Prepaid expenses and other	23,704	15,510
Costs and estimated earnings in excess of billings, less allowance for credit losses of $84 and $79, respectively	29,900	18,622
Total current assets	1,027,321	811,852
PROPERTY AND EQUIPMENT, NET	128,554	117,206
LEASE RIGHT-OF-USE ASSET	124,756	94,727
GOODWILL	592,114	464,392
IDENTIFIABLE INTANGIBLE ASSETS, NET	304,781	231,807
DEFERRED TAX ASSETS	22,905	29,401
OTHER NONCURRENT ASSETS	8,683	7,970
Total assets	$2,209,114	$1,757,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,788	$—
Accounts payable	254,788	204,145
Accrued compensation and benefits	129,971	121,864
Billings in excess of costs and estimated earnings	307,380	226,237
Accrued self-insurance	22,227	49,166
Other current liabilities	119,400	91,492
Total current liabilities	836,554	692,904
LONG-TERM DEBT, NET	385,242	235,733
LEASE LIABILITIES	107,701	80,576
DEFERRED TAX LIABILITIES	1,745	1,339
OTHER LONG-TERM LIABILITIES	72,206	50,374
Total liabilities	1,403,448	1,060,926
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 102,969,912 shares authorized, 41,123,365 and 41,123,365 shares issued, respectively	411	411
Treasury stock, at cost, 5,032,311 and 4,935,186 shares, respectively	(150,580)	(129,243)
Additional paid-in capital	327,061	322,451
Retained earnings	628,774	502,810
Total stockholders’ equity	805,666	696,429
Total liabilities and stockholders’ equity	$2,209,114	$1,757,355

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
REVENUE	$3,073,636	$2,856,659	$2,615,277
COST OF SERVICES	2,510,429	2,309,676	2,113,334
Gross profit	563,207	546,983	501,943
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	376,309	357,777	340,005
GAIN ON SALE OF ASSETS	(1,540)	(1,445)	(1,701)
Operating income	188,438	190,651	163,639
OTHER INCOME (EXPENSE):
Interest income	24	103	224
Interest expense	(6,196)	(8,385)	(9,317)
Changes in the fair value of contingent earn-out obligations	7,820	9,119	(2,991)
Other	188	52	187
Other income (expense)	1,836	889	(11,897)
INCOME BEFORE INCOME TAXES	190,274	191,540	151,742
PROVISION FOR INCOME TAXES	46,926	41,401	37,418
NET INCOME	$143,348	$150,139	$114,324

INCOME PER SHARE:
Basic	$3.95	$4.11	$3.10
Diluted	$3.93	$4.09	$3.08

SHARES USED IN COMPUTING INCOME PER SHARE:
Basic	36,285	36,542	36,854
Diluted	36,450	36,738	37,131

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT DECEMBER 31, 2018	41,123,365	$411	(4,229,653)	$(87,747)	$316,479	$268,904	$498,047
Net income	—	—	—	—	—	114,324	114,324
Issuance of Stock:
Issuance of shares for options exercised	—	—	114,125	2,532	(182)	—	2,350
Issuance of restricted stock & performance stock	—	—	107,606	2,303	(297)	—	2,006
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(28,586)	(1,498)	—	—	(1,498)
Stock-based compensation	—	—	—	—	4,168	—	4,168
Dividends ($0.395 per share)	—	—	—	—	—	(14,543)	(14,543)
Share repurchase	—	—	(428,940)	(19,550)	—	—	(19,550)
BALANCE AT DECEMBER 31, 2019	41,123,365	$411	(4,465,448)	$(103,960)	$320,168	$368,685	$585,304
Net income	—	—	—	—	—	150,139	150,139
Cumulative-effect adjustment (1)	—	—	—	—	—	(515)	(515)
Issuance of Stock:
Issuance of shares for options exercised	—	—	113,731	2,811	(667)	—	2,144
Issuance of restricted stock & performance stock	—	—	128,889	3,102	(1,247)	—	1,855
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(27,724)	(1,076)	—	—	(1,076)
Stock-based compensation	—	—	—	—	4,197	—	4,197
Dividends ($0.425 per share)	—	—	—	—	—	(15,499)	(15,499)
Share repurchase	—	—	(684,634)	(30,120)	—	—	(30,120)
BALANCE AT DECEMBER 31, 2020	41,123,365	$411	(4,935,186)	$(129,243)	$322,451	$502,810	$696,429
Net income	—	—	—	—	—	143,348	143,348
Issuance of Stock:
Issuance of shares for options exercised	—	—	195,724	5,399	235	—	5,634
Issuance of restricted stock & performance stock	—	—	101,360	2,681	(473)	—	2,208
Shares received in lieu of tax withholding payment on vested restricted stock	—	—	(31,413)	(2,363)	—	—	(2,363)
Stock-based compensation	—	—	—	—	4,848	—	4,848
Dividends ($0.48 per share)	—	—	—	—	—	(17,384)	(17,384)
Share repurchase	—	—	(362,796)	(27,054)	—	—	(27,054)
BALANCE AT DECEMBER 31, 2021	41,123,365	$411	(5,032,311)	$(150,580)	$327,061	$628,774	$805,666

______________________________________

(1)	Represents the adjustment to Retained Earnings as a result of adopting Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” on January 1, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,348	$150,139	$114,324
Adjustments to reconcile net income to net cash provided by operating activities—
Amortization of identifiable intangible assets	40,505	32,698	27,082
Depreciation expense	28,439	27,931	24,490
Change in right-of-use assets	17,592	16,692	16,887
Bad debt expense (benefit)	(1,452)	5,253	2,978
Deferred tax provision (benefit)	6,902	(7,953)	(4,251)
Amortization of debt financing costs	538	544	387
Gain on sale of assets	(1,540)	(1,445)	(1,701)
Changes in the fair value of contingent earn-out obligations	(7,820)	(9,119)	2,991
Stock-based compensation	10,593	6,934	5,878
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures—
(Increase) decrease in—
Receivables, net	(58,046)	38,486	(49,508)
Inventories	(5,651)	(1,457)	2,366
Prepaid expenses and other current assets	(8,623)	(4,855)	(15,519)
Costs and estimated earnings in excess of billings and unbilled accounts receivable	(17,271)	2,706	(4,312)
Other noncurrent assets	(1,174)	(1,373)	(735)
Increase (decrease) in—
Accounts payable and accrued liabilities	4,004	11,087	31,046
Billings in excess of costs and estimated earnings	44,620	19,434	4,376
Other long-term liabilities	(14,813)	808	(14,751)
Net cash provided by operating activities	180,151	286,510	142,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,330)	(24,131)	(31,750)
Proceeds from sales of property and equipment	3,101	2,270	2,159
Proceeds from sale of business	—	—	1,611
Cash paid for acquisitions, net of cash acquired	(227,493)	(185,941)	(196,470)
Net cash used in investing activities	(246,722)	(207,802)	(224,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	275,000	268,000	356,000
Payments on revolving credit facility	(125,000)	(226,000)	(228,000)
Payments on term loan	(15,000)	(15,000)	—
Payments on other debt	(15,696)	(46,534)	(3,784)
Payments on finance lease liabilities	(3,805)	—	—
Debt financing costs	—	—	(1,405)
Payments of dividends to stockholders	(17,384)	(15,499)	(14,543)
Share repurchase	(27,054)	(30,120)	(19,550)
Shares received in lieu of tax withholding	(2,363)	(1,076)	(1,498)
Proceeds from exercise of options	5,634	2,144	2,350
Deferred acquisition payments	(400)	(650)	(637)
Payments for contingent consideration arrangements	(3,481)	(9,865)	(1,343)
Net cash provided by (used in) financing activities	70,451	(74,600)	87,590
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,880	4,108	5,168
CASH AND CASH EQUIVALENTS, beginning of period	54,896	50,788	45,620
CASH AND CASH EQUIVALENTS, end of period	$58,776	$54,896	$50,788

The accompanying notes are an integral part of these consolidated financial statements.

COMFORT SYSTEMS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

1. Business and Organization

Comfort Systems USA, Inc., a Delaware corporation, provides comprehensive mechanical and electrical contracting services, which principally includes heating, ventilation and air conditioning (“HVAC”), plumbing, electrical, piping and controls, as well as off-site construction, monitoring and fire protection. We build, install, maintain, repair and replace mechanical, electrical and plumbing (“MEP”) systems throughout the United States. Approximately 46.3% of our consolidated 2021 revenue is attributable to installation of systems in newly constructed facilities, with the remaining 53.7% attributable to maintenance, repair and replacement services. The terms “Comfort Systems,” “we,” “us,” or the “Company,” refer to Comfort Systems USA, Inc. or Comfort Systems USA, Inc. and its consolidated subsidiaries, as appropriate in the context.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. All intercompany accounts and transactions have been eliminated. Certain amounts in prior periods may have been reclassified to conform to the current period presentation. The effects of the reclassifications were not material to the consolidated financial statements.

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

Cash Flow Information

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid (in thousands) for:

	Year Ended December 31,
	2021	2020	2019
Interest	$6,052	$7,684	$8,817
Income taxes, net of refunds	$52,204	$51,286	$45,288

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Our current debt facility (as further described in Note 9) includes a Eurodollar Rate Loan Option with an interest rate that is determined based on the one- to six-month LIBOR rates, which will cease to be published on June 30, 2023. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires an acquirer to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods within that year. Early adoption is permitted. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

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

Starting in March 2020, we experienced negative impacts to our business due to the disruption caused by Coronavirus Disease 2019 (“COVID-19”). In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2021 and December 31, 2020.

In 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by COVID-19, which was reflected in our bad debt expense in the prior year. This increase was primarily, but not exclusively, due to concern over collectability of receivables from customers more directly impacted by COVID-19. In 2021, we collected some of these reserve amounts and reduced our assessed risk on collectability as business impacts relating to COVID-19 have stabilized.

Activity in our allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2021				2020
	Service	Construction	Other	Total	Service	Construction	Other	Total
Balance at beginning of year	$4,637	$6,028	$44	$10,709	$3,192	$3,400	$315	$6,907
Impact of new accounting standard	—	—	—	—	310	331	54	695
Bad debt expense (benefit)	(970)	(496)	14	(1,452)	2,566	2,697	(10)	5,253
Deductions for uncollectible receivables written off, net of recoveries	(742)	(244)	—	(986)	(1,431)	(735)	—	(2,166)
Credit allowance of acquired receivables on the acquisition date	369	1,470	—	1,839	—	335	—	335
Reclass to other current liabilities	—	—	—	—	—	—	(315)	(315)
Balance at end of period	$3,294	$6,758	$58	$10,110	$4,637	$6,028	$44	$10,709

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

Long-Lived Assets

Long-lived assets are comprised principally of identifiable intangible assets, property and equipment, lease right-of-use assets and deferred tax assets. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of these assets may not be recoverable. We use estimates of future undiscounted cash flows, as well as other economic and business factors, to assess the recoverability of these assets.

Acquisitions

We recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

Contingent Consideration—In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain predetermined profitability targets. We have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized in income in the period of the change.

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

Income Taxes

We conduct business throughout the United States in virtually all fifty states. Our effective tax rate changes based upon our relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items such as tax law changes, judgments and legal structures, can impact our effective tax rate. These items can also include the tax treatment for impairment of goodwill and other intangible assets, changes in fair value of acquisition-related assets and liabilities, uncertain tax positions, and accounting for losses associated with underperforming operations.

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

Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We record unrecognized tax benefits as liabilities when, despite our belief that our tax return positions are supportable, we believe that some portion of our uncertain tax positions may be disallowed. When facts and circumstances change, we adjust these liabilities through our provision for income taxes.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component in the provision for income taxes in our Consolidated Statements of Operations.

Concentrations of Credit Risk

We provide services in a broad range of geographic regions. Our credit risk primarily consists of receivables from a variety of customers including general contractors, property owners and developers, and commercial and industrial companies. We are subject to potential credit risk related to changes in business and economic factors throughout the United States within the nonresidential construction industry. However, we are entitled to payment for work performed and have certain lien rights related to that work. Further, we believe that our contract acceptance, billing and collection policies are adequate to manage potential credit risk. We regularly review our accounts receivable and estimate an allowance for credit losses. We have a diverse customer base, with our top customer representing 9% of consolidated 2021 revenue.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable, interest rate swaps and life insurance policies, for which we deem the carrying values approximate their fair value due to the short-term nature of these instruments, as well as notes to former owners, a revolving credit facility and a term loan. We believe the carrying value of our debt associated with our senior credit facility approximates its fair value due to the variable rate on such debt.

Insurance Recovery

We recorded a $4.8 million gain in the fourth quarter of 2019 due to insurance proceeds we received in the fourth quarter. Approximately $1.6 million of the gain was recorded as a reduction in SG&A, and the remainder was recorded as a reduction in Cost of Services expense. These proceeds related to recoverable costs that were primarily incurred prior to the fourth quarter in 2019.

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

For fixed price agreements, we use the percentage of completion method of accounting under which contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred at any time to total estimated contract costs. More specifically, as part of the negotiation and bidding process to obtain installation contracts, we estimate our contract costs, which include all direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in our results of operations under the caption “Cost of Services.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed. Non‑labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications, normally installed shortly after receipt and is a value-added element to our work. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are generally recorded when delivered to the work site. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

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

Selling, marketing and estimation costs incurred in relation to selling contracts are expensed as incurred. On rare occasions, we may incur significant expenses related to selling a contract that we only incurred because we sold that contract. If this occurs, we capitalize that cost and amortize it on a percentage of completion basis over the life of the contract. We do not currently have any capitalized selling, marketing, or estimation costs in our Consolidated Balance Sheet and did not incur any impairment loss in the current year.

We generally do not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. On rare occasions, when significant pre-contract costs are incurred, they are capitalized and amortized on a percentage of completion basis over the life of the contract. We do not currently have any capitalized obtainment or fulfillment costs in our Consolidated Balance Sheet and have not incurred any impairment loss on such costs in the current year.

Project contracts typically provide for a schedule of billings or invoices to the customer based on our job-to-date percentage of completion of specific tasks inherent in the fulfillment of our performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in our Consolidated Statement of Operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in our Consolidated Balance Sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our Consolidated Balance Sheet under the caption “Billings in excess of costs and estimated earnings.”

Contracts in progress are as follows (in thousands):

	December 31,
	2021	2020
Costs incurred on contracts in progress	$3,723,715	$3,103,580
Estimated earnings, net of losses	589,286	548,435
Less—Billings to date	(4,527,801)	(3,813,171)
Less—Unbilled accounts receivable	(61,881)	(45,596)
Less—Unbilled accounts receivable credit allowance	(715)	(784)
	$(277,396)	$(207,536)

Costs and estimated earnings in excess of billings	$29,900	$18,622
Plus—Costs and estimated earnings in excess of billings credit allowance	84	79
Billings in excess of costs and estimated earnings	(307,380)	(226,237)
	$(277,396)	$(207,536)

Accounts receivable include amounts billed to customers under retention or retainage provisions in construction contracts. Such provisions are standard in our industry and usually allow for a small portion of progress billings or the contract price to be withheld by the customer until after we have completed work on the project, typically for a period of six months. Based on our experience with similar contracts in recent years, the majority of our billings for such retention balances at each Balance Sheet date are finalized and collected within the subsequent year. Retention balances at December 31, 2021 and 2020 were $139.5 million and $124.1 million, respectively, and are included in accounts receivable.

Accounts payable at December 31, 2021 and 2020 included $24.0 million and $22.2 million of retainage under terms of contracts with subcontractors, respectively. The majority of the retention balances at each Balance Sheet date are finalized and paid within the subsequent year.

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

Revisions to project costs and conditions can give rise to change orders under which there is an agreement between the customer and us that the customer pays an additional or reduced contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. The amount of revenue associated with unapproved change orders and claims was immaterial for the year ended December 31, 2021.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation from change orders collected from customers.

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

We include estimated amounts of variable consideration in the contract price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.

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

The Company typically does not incur any returns, refunds, or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of the work or are included as a modification to revenue. The Company does offer an industry standard warranty on our work, which is most commonly for a one-year period. The vendors providing the equipment and materials are responsible for any failures in their product unless installed incorrectly. We include an estimated amount to cover estimated warranty expense in our Cost of

Services and record a liability in our Consolidated Balance Sheet to cover our current estimated outstanding warranty obligations.

During the years ended December 31, 2021 and December 31, 2020, net revenue recognized from our performance obligations satisfied in previous periods was not material.

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

	Year Ended December 31,
Revenue by Service Provided	2021		2020		2019
Mechanical Services	$2,542,623	82.7%	$2,430,632	85.1%	$2,272,031	86.9%
Electrical Services	531,013	17.3%	426,027	14.9%	343,246	13.1%
Total	$3,073,636	100.0%	$2,856,659	100.0%	$2,615,277	100.0%

	Year Ended December 31,
Revenue by Type of Customer	2021		2020		2019
Industrial	$1,356,688	44.1%	$1,112,075	38.9%	$886,668	33.9%
Education	390,251	12.7%	487,922	17.1%	412,318	15.8%
Office Buildings	308,799	10.1%	319,426	11.2%	348,640	13.3%
Healthcare	417,901	13.6%	371,105	13.0%	358,155	13.7%
Government	174,813	5.7%	163,717	5.7%	162,507	6.2%
Retail, Restaurants and Entertainment	213,386	6.9%	239,541	8.4%	248,083	9.5%
Multi-Family and Residential	112,779	3.7%	86,799	3.0%	104,693	4.0%
Other	99,019	3.2%	76,074	2.7%	94,213	3.6%
Total	$3,073,636	100.0%	$2,856,659	100.0%	$2,615,277	100.0%

	Year Ended December 31,
Revenue by Activity Type	2021		2020		2019
New Construction	$1,421,784	46.3%	$1,333,739	46.7%	$1,201,122	45.9%
Existing Building Construction	963,461	31.3%	910,807	31.9%	793,159	30.3%
Service Projects	278,582	9.1%	241,402	8.4%	231,228	8.9%
Service Calls, Maintenance and Monitoring	409,809	13.3%	370,711	13.0%	389,768	14.9%
Total	$3,073,636	100.0%	$2,856,659	100.0%	$2,615,277	100.0%

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

The following table presents the changes in contract assets and contract liabilities (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2021		2020
	Contract	Contract	Contract	Contract
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$18,622	$226,237	$2,736	$166,918
Change due to acquisitions / disposals	10,356	36,523	9,509	39,885
Change related to credit allowance	(5)	—	(79)	—
Other changes in the period	927	44,620	6,456	19,434
Balance at end of period	$29,900	$307,380	$18,622	$226,237

During the years ended December 31, 2021 and 2020, we recognized revenue of $207.6 million and $165.8 million related to our contract liabilities at January 1, 2021 and January 1, 2020, respectively.

We did not have any impairment losses recognized on our receivables or contract assets in 2021 and 2020.

Remaining Performance Obligations

Remaining construction performance obligations represent the remaining transaction price of firm orders for which work has not been performed and exclude unexercised contract options. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.31 billion. The Company expects to recognize revenue on approximately 80-85% of the remaining performance obligations over the next 12 months, with the remaining recognized thereafter. Our service maintenance agreements are generally one-year renewable agreements. We have adopted the practical expedient that allows us to not include service maintenance contracts with a total term of one year or less; therefore, we do not report unfulfilled performance obligations for service maintenance agreements.

4. Fair Value Measurements

Interest Rate Risk Management and Derivative Instruments

In April 2020, we entered into interest rate swap agreements to reduce our exposure to variable interest rates on our term loan and revolving credit facility. The notional amount covered by these interest rate swaps was $80.0 million as of December 31, 2021, and the termination date is September 30, 2022.

We use derivative instruments to manage exposure to market risk, including interest rate risk. Unsettled amounts under our interest rate swaps are recorded in the Consolidated Balance Sheet at fair value in “Other Receivables” or “Other Current Liabilities.” Gains and losses on our interest rate swaps are recorded in the Consolidated Income Statement in “Interest Expense.” For the years ended December 31, 2021 and December 31, 2020, we recognized a net loss of $0.5 million and $0.3 million, respectively, related to our interest rate swaps. We currently do not have any derivatives that are accounted for as hedges under ASC 815.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements are included, for assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,776	$—	$—	$58,776
Life insurance—cash surrender value	$—	$6,643	$—	$6,643
Contingent earn-out obligations	$—	$—	$34,114	$34,114

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54,896	$—	$—	$54,896
Life insurance—cash surrender value	$—	$5,420	$—	$5,420
Contingent earn-out obligations	$—	$—	$25,979	$25,979
Interest rate swap liability	$—	$42	$—	$42

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

We have life insurance policies covering 85 employees with a combined face value of $62.3 million. The policies are invested in several investment vehicles, and the fair value measurement of the cash surrender balance associated with these policies is determined using Level 2 inputs within the fair value hierarchy and will vary with investment performance. The cash surrender value of these policies was $6.6 million as of December 31, 2021 and $5.4 million as of December 31, 2020. These assets are included in Other Noncurrent Assets in our Consolidated Balance Sheets.

We value contingent earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows and operating income, probabilities of achieving such future cash flows and operating income and a weighted average cost of capital. Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. The contingent earn-out obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings. As of December 31, 2021, cash flows were discounted using a weighted average cost of capital ranging from 10.0% - 16.5%.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$25,979	$28,497
Issuances	19,949	16,715
Settlements	(3,994)	(10,114)
Adjustments to fair value	(7,820)	(9,119)
Balance at end of year	$34,114	$25,979

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are concluded to be other-than-temporarily impaired. No goodwill or other intangible asset impairments were recorded during the years ended December 31, 2021, 2020 and 2019. We did not recognize any other impairments on those assets required to be measured at fair value on a nonrecurring basis. See Note 6 “Goodwill and Identifiable Intangible Assets, Net” for further discussion.

5. Acquisitions

Amteck Holdco LLC Acquisition

On August 1, 2021, we acquired all of the issued and outstanding equity interests of Amteck Holdco LLC and each of its wholly owned subsidiaries (collectively “Amteck”). Amteck provides electrical contracting solutions and services, including design and build, pre-fabrication and installation for core electric and low-voltage systems, as well as services for planned maintenance, retrofit and emergency work. Amteck is headquartered in Kentucky and primarily serves the greater Southeastern United States, including Kentucky, Tennessee and the Carolinas. As a result of the acquisition, Amteck is a wholly owned subsidiary of the Company reported in our electrical services segment. Revenue attributable to Amteck was $83.5 million for the five months from the acquisition date.

The following summarizes the acquisition date fair value of consideration transferred and the acquisition date fair value of the identifiable assets acquired and liabilities assumed, including an amount for goodwill (in thousands):

Consideration transferred:
Cash paid at closing	$107,355
Working capital adjustment	7,409
Notes issued to former owners	10,000
Estimated fair value of contingent earn-out payments	12,900
$137,664
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$13,554
Billed and unbilled accounts receivable	43,248
Other current assets	3,422
Property and equipment	3,886
Goodwill	55,076
Identifiable intangible assets	57,700
Operating lease right-of-use asset	8,997
Accounts payable	(14,489)
Billings in excess of costs and estimated earnings	(15,199)
Current maturities of long-term debt	(1,860)
Current operating lease liabilities	(1,115)
Accrued expenses and other current liabilities	(6,889)
Long-term debt	(785)
Long-term operating lease liabilities	(7,882)
$137,664

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

In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be the most appropriate for the individual intangible asset. In order to estimate the fair value of the backlog and customer relationships, we utilized an excess earnings methodology, which consisted of the projected cash flows attributable to these assets discounted to present value using a risk-adjusted discount rate that represented the required rate of return. The trade name value was determined based on the relief-from-royalty method, which applies a royalty rate to the revenue stream attributable to this asset, and the resulting royalty payment is tax effected and discounted to present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 14.0% - 18.5%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

The acquired intangible assets include the following (dollars in thousands):

	Valuation Method	Estimated Useful Life	Estimated Fair Value
Backlog	Excess earnings	1.5 years	$7,800
Trade Name	Relief-from-royalty	23 years	12,600
Customer Relationships	Excess earnings	9 years	37,300
Total			$57,700

The contingent earn-out obligation is associated with the achievement of four earnings milestones over a 53-month period, and the range of each average present value estimated milestone payment is $0.1 million to $11.4 million. We determined the initial fair value of the contingent earn-out obligation based on the Monte Carlo Simulation method, which represents a Level 3 measurement. Cash flows were discounted using discount rates ranging from 14.8% - 15.2%, which we believe is appropriate and representative of a market participant assumption. Subsequent to the acquisition date, the contingent earn-out obligation is remeasured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized in earnings.

Other Acquisitions

On December 31, 2021, we acquired MEP Holding Co., Inc., and its related subsidiaries (collectively, “MEP Holdings”) for a total preliminary purchase price of $57.3 million, which included $45.2 million funded on the closing date, $7.6 million in notes payable to former owners, an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, MEP Holdings is a wholly owned subsidiary of the Company and reports as a separate operating location in our electrical services segment. Additionally, on December 31, 2021, we completed an acquisition of a service and controls business in Kentucky with a total preliminary purchase price of $21.1 million and a temporary staffing company based in Indiana with a total preliminary purchase price of $4.6 million, which are both reported in our mechanical services segment.

On December 1, 2021, we acquired Ivey Mechanical Company, LLC (“Ivey”) headquartered in Kosciusko, Mississippi for a total preliminary purchase price of $78.8 million, which included $64.1 million of cash paid on the closing date, $8.0 million in notes payable to former owners, a $0.4 million short term payable plus an earn-out that will be paid if certain financial targets are met after the acquisition date and a working capital adjustment. As a result of the acquisition, Ivey is a wholly owned subsidiary of the Company and reports as a separate operating location in our mechanical services segment.

In the first quarter of 2021, we completed an acquisition of a mechanical contractor in Utah with a total purchase price of $18.1 million, which is reported in our mechanical services segment.

In the fourth quarter of 2020, we acquired all outstanding equity interests of Tennessee Electric Company, Inc. dba TEC Industrial Maintenance and Construction (“TEC”) for a total purchase price of $88.9 million, which included $73.0 million in cash, $7.0 million in notes payable to former owners, a $7.6 million contingent earn-out obligation and a $1.3 million working capital adjustment. As a result of the acquisition, TEC is a wholly owned subsidiary of the Company and reports as a separate operating location in our electrical services segment.

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

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Mechanical Services	Electrical Services
	Segment	Segment	Total
Balance at December 31, 2019	$234,660	$97,787	$332,447
Acquisitions and purchase price adjustments (See Note 5)	72,788	59,157	131,945
Balance at December 31, 2020	307,448	156,944	464,392
Acquisitions and purchase price adjustments (See Note 5)	52,771	74,951	127,722
Impact of segment reorganization	1,101	(1,101)	—
Balance at December 31, 2021	$361,320	$230,794	$592,114

The aggregate goodwill balance as of December 31, 2021 and 2020 includes $116.6 million of accumulated impairment charges, all of which relate to the mechanical services segment.

We perform our annual impairment testing on October 1, or more frequently, if events and circumstances indicate impairment may have occurred. As discussed in Note 2, “Summary of Significant Accounting Policies and Estimates,” we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying value.

During our annual impairment testing on October 1, 2021, we performed a qualitative assessment for all of our reporting units except one for which we performed a quantitative assessment, which considered various factors, including changes in the carrying value of the reporting unit, forecasted operating results, long-term growth rates and discount rates. Additionally, we considered qualitative key events and circumstances (i.e. macroeconomic environment, industry and market specific conditions, cost factors and events specific to the reporting unit, etc.). Based on this assessment, we concluded that it was more likely than not that the fair value of each of the reporting units was substantially greater than its carrying value. Accordingly, no further testing was required. For our Texas electrical operation, we performed a step 1 quantitative assessment, and the calculated fair value exceeded the carrying value by 32%. As a result of the reporting unit’s smaller excess of fair value percentage, this reporting unit is more susceptible to impairment risk from additional adverse changes in its operating environment, including micro- and macroeconomic environment conditions that could negatively impact them. Such adverse changes could include worsening economic conditions in the locations or markets they primarily serve, whether due to COVID-19 or other events and conditions. As of December 31, 2021, the Texas electrical operation had a goodwill balance of $96.8 million.

For the years ended December 31, 2021, 2020 and 2019, no impairment of our goodwill was recorded.

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

Identifiable Intangible Assets, Net

Identifiable intangible assets consist of the following (dollars in thousands):

	Weighted-Average	December 31, 2021		December 31, 2020
	Remaining Useful Lives	Gross Book	Accumulated	Gross Book	Accumulated
	in Years	Value	Amortization	Value	Amortization
Customer Relationships	7.6	$330,572	$(130,098)	$255,692	$(103,919)
Backlog	1.1	32,300	(20,091)	19,800	(12,600)
Trade Names	19.6	114,795	(22,697)	91,495	(18,661)
Total		$477,667	$(172,886)	$366,987	$(135,180)

The amounts attributable to customer relationships and tradenames are amortized to “Selling, General and Administrative Expenses” based upon the estimated consumption of their economic benefits, or a straight-line method over periods from one to twenty-five years if the pattern of economic benefit cannot otherwise be reliably estimated. The amounts attributable to backlog are being amortized to “Cost of Services” on a proportionate method over the remaining backlog period. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $40.5 million, $32.7 million and $27.1 million, respectively.

As of December 31, 2021, future amortization expense of identifiable intangible assets was as follows (in thousands):

Year ending December 31—
2022	$46,505
2023	34,532
2024	32,343
2025	30,156
2026	29,312
Thereafter	131,933
Total	$304,781

7. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Lives	December 31,
	in Years	2021	2020
Land	—	$6,792	$7,167
Transportation equipment	1 - 7	132,792	113,802
Machinery and equipment	1 - 20	48,000	43,386
Computer and telephone equipment	1 - 10	23,065	23,215
Buildings and leasehold improvements	1 - 40	74,981	69,683
Furniture and fixtures	1 - 17	6,081	5,861
Construction in progress	—	1,668	1,294
		293,379	264,408
Less—Accumulated depreciation		(164,825)	(147,202)
Property and equipment, net		$128,554	$117,206

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $28.4 million, $27.9 million and $24.5 million, respectively.

8. Detail of Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued warranty costs	$8,969	$8,914
Current lease liability	19,050	16,586
Accrued job losses	8,962	2,151
Accrued sales and use tax	3,861	3,731
Deferred revenue	13,734	4,559
Liabilities due to former owners	27,613	10,280
Other current liabilities	37,211	45,271
	$119,400	$91,492

9. Debt Obligations

Debt obligations consist of the following (in thousands):

	December 31,
	2021	2020
Revolving credit facility	$220,000	$70,000
Term loan	120,000	135,000
Notes to former owners	47,954	31,000
Finance lease liabilities (See Note 10)	266	—
Total principal amount	388,220	236,000
Less—unamortized debt issuance costs	(190)	(267)
Total debt, net of unamortized debt issuance costs	388,030	235,733
Less—current portion	(2,788)	—
Total long-term portion of debt, net	$385,242	$235,733

At December 31, 2021, future principal payments of debt are as follows (in thousands):

Year ending December 31—
2022	$2,788
2023	27,981
2024	35,352
2025	322,099
$388,220

Interest expense included the following primary elements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense on notes to former owners	$1,052	$1,354	$1,531
Interest expense on borrowings and unused commitment fees	3,371	5,319	6,887
Interest expense on interest rate swaps	499	338	—
Interest expense on finance leases	57	—	—
Letter of credit fees	679	830	512
Amortization of debt financing costs	538	544	387
Total	$6,196	$8,385	$9,317

Revolving Credit Facility and Term Loan

We have a $600.0 million senior credit facility (the “Facility”) provided by a syndicate of banks. The Facility is composed of a revolving credit line in the amount of $450.0 million and a $150.0 million term loan, and the Facility provides for a $150.0 million accordion or increase option for the revolving portion of the Facility. As of December 31, 2021, the Facility capacity was $570.0 million, as the term loan was paid down by $30.0 million since the inception of the Facility. The amended Facility also includes a sublimit of up to $160.0 million issuable in the form of letters of credit. The Facility expires in January 2025 and is secured by a first lien on substantially all of our personal property except for assets related to projects subject to surety bonds and assets held by certain unrestricted subsidiaries and our wholly owned captive insurance company, and a second lien on our assets related to projects subject to surety bonds. In 2019, we incurred approximately $1.4 million in financing and professional costs in connection with an amendment to the Facility, which are being amortized over the remaining term of the Facility. Of this amount, $0.4 million is attributable to the term loan and is being amortized using the effective interest method. For the term loan, we are required to make quarterly payments increasing over time from 1.25% to 3.75% of the original aggregate principal amount of the term loan, with the balance due in January 2025. As of December 31, 2021, we had $120.0 million principal outstanding on the term loan, $220.0 million of outstanding borrowings on the revolving credit facility, $53.5 million in letters of credit outstanding and $176.5 million of credit available.

Collateral

A common practice in our industry is the posting of payment and performance bonds with customers. These bonds are offered by financial institutions known as sureties and provide assurance to the customer that in the event we encounter significant financial or operational difficulties, the surety will arrange for the completion of our contractual obligations and for the payment of our vendors on the projects subject to the bonds. In cooperation with our lenders, we granted our sureties a first lien on assets such as receivables, costs and estimated earnings in excess of billings, and equipment specifically identifiable to projects for which bonds are outstanding, as collateral for potential obligations under bonds. As of December 31, 2021, the book value of these assets was approximately $98.9 million.

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

Total Leverage Ratio—The Facility requires that the ratio of our Consolidated Total Indebtedness to our Credit Facility Adjusted EBITDA not exceed 3.00 to 1.00 as of the end of each fiscal quarter. The total leverage ratio as of December 31, 2021 was 1.2.

Fixed Charge Coverage Ratio—The Facility requires that the ratio of (a) Credit Facility Adjusted EBITDA, less non-financed capital expenditures, provision for income taxes, dividends and amounts used to repurchase stock when the Company’s Total Leverage Ratio exceeds 2.00 to 1.00 to (b) the sum of interest expense and scheduled principal payments of indebtedness be at least 1.50 to 1.00. Credit Facility Adjusted EBITDA, capital expenditures, provision for income taxes, dividends, stock repurchase payments, interest expense, and scheduled principal payments are defined under the Facility for purposes of this covenant, to be amounts for the four quarters ending as of any given quarterly covenant compliance measurement date. The fixed charge coverage ratio as of December 31, 2021 was 42.0.

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

We were in compliance with all of our financial covenants as of December 31, 2021.

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

The interest rates under the Facility are floating rates determined by the broad financial markets, meaning they can and do move up and down from time to time. For illustrative purposes, the following are the respective market rates as of December 31, 2021 relating to interest options under the Facility:

Base Rate Loan Option:
Federal Funds Rate plus 0.50%	0.57%
Wells Fargo Bank, N.A. Prime Rate	3.25%
One-month LIBOR plus 1.00%	1.10%
Eurodollar Rate Loan Option:
One-month LIBOR	0.10%
Six-month LIBOR	0.34%

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

The weighted average interest rate applicable to the borrowings under the revolving credit facility was approximately 1.4% as of December 31, 2021. The weighted average interest rate applicable to the term loan was approximately 1.4% as of December 31, 2021.

Notes to Former Owners

As part of the consideration used to acquire ten companies, we have outstanding notes to the former owners. Together, these notes had an outstanding balance of $48.0 million as of December 31, 2021. In conjunction with the acquisition of MEP Holdings in the fourth quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $7.6 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in April 2024 and April 2025. In conjunction with the acquisition of Ivey in the fourth quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $8.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in January 2025. In conjunction with the acquisition of Amteck in the third quarter of 2021, we issued a promissory note to former owners with an outstanding balance of $10.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 2.5%. The principal is due in equal installments in October 2024 and October 2025. In conjunction with the acquisition of a Texas electrical contractor in the second quarter of 2019, we issued a promissory note to former owners with an outstanding balance of $2.0 million as of December 31, 2021 that bears interest, payable quarterly, at a stated interest rate of 4.0%. The remaining principal is due in April 2023. In conjunction with the six remaining acquisitions, we issued notes to former owners with an outstanding balance of $20.4 million as of December 31, 2021 that bear interest, payable quarterly, at stated interest rates ranging from 2.3% - 3.5%. The principal amounts are due between April 2022 and April 2025.

10. Leases

We lease certain facilities, vehicles and equipment primarily under noncancelable operating leases. The most significant portion of these noncancelable operating leases are for the facilities occupied by our corporate office and our operating locations. We have finance leases on vehicles that are not material to our consolidated financial position. As of December 31, 2021, the lease liabilities associated with these finance leases were $0.3 million. Leases with an initial term of 12 months or less are not recorded in the Balance Sheet. We do not separate lease components from their associated non-lease components pursuant to lease accounting guidance. We have certain leases with variable payments based on an index as well as some short-term leases on equipment and facilities. Variable lease expense and short-term lease expense were not material to our financial statements and aggregated to $11.9 million in 2021, $7.7 million in 2020 and $8.4 million in 2019. Lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The weighted average discount rate for our operating leases as of December 31, 2021 and 2020 was 4.0% and 4.2%, respectively. We recognize operating lease expense, including escalating lease payments and lease incentives, on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2021, 2020 and 2019 was $34.2 million, $28.2 million and $24.8 million, respectively.

The lease terms generally range from three to ten years. Some leases include one or more options to renew, which may be exercised to extend the lease term. We include the exercise of lease renewal options in the lease term when it is reasonably certain that we will exercise the option and such exercise is at our sole discretion. The weighted average remaining lease term for our operating leases was 8.7 years at December 31, 2021 and 7.5 years at December 31, 2020.

A majority of the Company’s real property leases are with individuals or entities with whom we have no other business relationship. However, in certain instances the Company enters into real property leases with current or former employees. Rent paid to related parties for the years ended December 31, 2021, 2020 and 2019 was approximately $4.9 million, $4.2 million and $3.7 million, respectively.

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

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$124,756	$94,727
Operating lease liabilities:
Other current liabilities	$19,050	$16,586
Long-term operating lease liabilities	107,701	80,576
Total operating lease liabilities	$126,751	$97,162

The maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Year ending December 31—
2022	$23,729
2023	21,142
2024	18,738
2025	17,642
2026	14,631
Thereafter	55,161
Total Lease Payments	151,043
Less—Present Value Discount	(24,292)
Present Value of Operating Lease Liabilities	$126,751

Supplemental information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$22,232	$20,443
Operating lease right-of-use assets obtained in exchange for lease liabilities	$47,621	$27,346

11. Income Taxes

Provision for Income Taxes

Our provision for income taxes relating to continuing operations consists of the following (in thousands):

	December 31,
	2021	2020	2019
Current tax provision—
Federal	$31,283	$36,556	$33,281
State	8,741	12,798	8,388
Total current	40,024	49,354	41,669
Deferred tax provision (benefit)—
Federal	6,197	(5,483)	(3,750)
State	705	(2,470)	(501)
Total deferred	6,902	(7,953)	(4,251)
Provision for income taxes	$46,926	$41,401	$37,418

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 resulted in effective tax rates on continuing operations of 24.7%, 21.6% and 24.7%, respectively. The reasons for the differences between these effective tax rates and the federal statutory rates are as follows (in thousands):

	December 31,
	2021	2020	2019
Federal statutory rate of—	21%	21%	21%
Income taxes at the federal statutory rate	$39,958	$40,223	$31,866
Increases (decreases) resulting from—
Net state income taxes	7,340	8,406	6,644
Valuation allowances	(39)	(254)	(279)
Net unrecognized tax benefits	640	18,557	7,338
Nondeductible expenses	2,381	2,470	2,180
R&D tax credit	—	(26,133)	(4,569)
179D deduction	(1,207)	(1,062)	(5,126)
Stock-based compensation deductions	(2,210)	(426)	(714)
Other	63	(380)	78
Provision for income taxes	$46,926	$41,401	$37,418

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

For the year ended December 31, 2019, our provision for income taxes was decreased by $2.2 million due to benefits from the filing, and expected filing, of amended returns to claim the energy efficient commercial buildings deduction (the “179D deduction”) allocated to us.

During the third quarter of 2020, the IRS completed their examination of our amended federal returns for 2014 and 2015 and issued a Revenue Agent Report (“RAR”) allowing the $8.9 million of refund claims in full. Subsequently, the Joint Committee on Taxation (the “JCT”) reviewed and approved the refund claims. As a result, our provision for income taxes was decreased by $8.3 million due to a reduction in unrecognized tax benefits.

In early October 2020, we filed amended federal returns for 2016, 2017 and 2018 primarily to claim the R&D tax credit requesting refunds of $9.8 million, $9.5 million and $11.9 million, respectively. The $31.2 million of refunds requested was offset by unrecognized tax benefits of $28.8 million due to the uncertainty of the outcome of our IRS examination. The R&D tax credit had no material impact on our effective tax rate for the year ended December 31, 2020.

Following an IRS survey of our previously filed refund claims for the 2016, 2017 and 2018 tax years, the JCT approved such refunds in late January 2022. Since approval was received after the Balance Sheet date, our effective tax rate was not affected for the year ended December 31, 2021. However, our provision for income taxes in the first quarter of 2022 will be decreased by $28.8 million due to a reduction in unrecognized tax benefits plus approximately $1.6 million of net interest income on the refunds.

Deferred Tax Assets (Liabilities)

Significant components of the deferred tax assets and deferred tax liabilities as reflected on the balance sheets are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets—
Accounts receivable and allowance for credit losses	$1,878	$2,186
Stock-based compensation	3,392	2,791
Accrued liabilities and expenses	36,255	39,761
Lease liabilities	27,944	22,768
Net operating loss carryforwards	10,379	12,127
Intangible assets	3,851	—
Other	758	627
Subtotal	84,457	80,260
Valuation allowances	(475)	(514)
Total deferred tax assets	83,982	79,746
Deferred tax liabilities—
Property and equipment	(15,534)	(13,877)
Lease right-of-use asset	(27,905)	(22,715)
Long-term contracts	(964)	(609)
Intangible assets	—	(242)
Goodwill	(17,321)	(11,615)
Other	(1,098)	(2,626)
Total deferred tax liabilities	(62,822)	(51,684)
Net deferred tax assets	$21,160	$28,062

The deferred tax assets and liabilities reflected above are included in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets	$22,905	$29,401
Deferred tax liabilities	$1,745	$1,339

As of December 31, 2021, we had $7.2 million of deferred tax assets related to $34.2 million of federal net operating loss (“NOL”) carryforwards as a result of the TAS acquisition. If not used, such carryforwards will begin to expire in 2031. We also had $3.2 million of deferred tax assets related to $61.7 million of state NOL carryforwards, including carryforwards acquired from TAS. The state NOL carryforwards will expire in varying amounts between the years 2022 and 2041.

Pursuant to Section 382 of the Code, utilization of our federal NOL carryforwards is subject to annual limitations due to the ownership change in TAS. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. While we expect to fully utilize the federal NOL carryforwards acquired from TAS before they begin to expire in 2031, valuation allowances were recorded against certain of its state NOL carryforwards. We do not believe it is more-likely-than-not that TAS will have sufficient revenue-generating operations in those states in the future.

Valuation allowances of $0.4 million have been recorded against certain of the state NOL carryforwards. The $2.8 million of deferred tax assets for state NOL carryforwards, net of valuation allowances, reflects our conclusion that it is more-likely-than-not these assets will be realized based upon expected future earnings in certain of our subsidiaries.

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

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Balance at beginning of year	$28,756	$10,199	$2,966
Additions based on tax positions related to current year	207	—	—
Additions based on tax positions related to prior years	489	26,858	7,473
Reductions for tax positions related to prior years	—	—	(240)
Reductions for settlements with tax authorities	—	(8,301)	—
Balance at end of year	$29,452	$28,756	$10,199

As of December 31, 2021, 2020 and 2019, we had $29.5 million, $28.8 million and $10.2 million, respectively, of unrecognized tax benefits, which if recognized in future periods, would impact our effective tax rates. We have not accrued any amounts for potential interest and penalties related to the unrecognized tax benefits as of December 31, 2021, 2020 and 2019. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes.

We are subject to taxation in the United States and various state jurisdictions. For the year ended December 31, 2020, our unrecognized tax benefits were reduced by $8.3 million due to a favorable settlement with the IRS for the 2014 and 2015 tax years. As of December 31, 2021, we remain open to IRS examination for the 2017 tax year forward.

State income tax returns are generally subject to examination for a period of three to four years after filing the returns. However, the state impact of any federal audit adjustments and/or amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2021, we generally remain open to examination by various state tax authorities for the 2017 tax year forward.

We will have a reduction of $28.8 million in unrecognized tax benefits in the first quarter of 2022 due to a favorable settlement with the IRS for the 2016, 2017 and 2018 tax years. Any further reductions in our unrecognized tax benefits, due to the future recognition of those tax benefits, would affect our effective tax rates.

12. Employee Benefit Plans

We and certain of our subsidiaries sponsor various retirement plans for most full-time and some part-time employees. These plans primarily consist of defined contribution plans. The defined contribution plans generally provide for contributions up to 2.5% of covered employees’ salaries or wages. These contributions totaled $16.1 million in 2021, $16.3 million in 2020 and $14.2 million in 2019. Of these amounts, approximately $0.6 million and $0.5 million were payable to the plans at December 31, 2021 and 2020, respectively.

Certain of our subsidiaries also participate or have participated in various multi-employer pension plans for the benefit of employees who are union members. As of December 31, 2021 and 2020, we had 5 and 6, respectively, who were union members. There were no contributions made to multi-employer pension plans in 2021, 2020 or 2019. The data available from administrators of other multi-employer pension plans is not sufficient to determine the accumulated benefit obligations, nor the net assets attributable to the multi-employer plans in which our employees participate or previously participated.

Certain individuals at one of our operating units are entitled to receive fixed annual payments that reach a maximum amount, as specified in the related agreements, for a 15 year period following retirement or, in some cases, the attainment of 65 years of age. We recognize the unfunded status of the plan as a non-current liability in our Consolidated Balance Sheet. Benefits vest 50% after ten years of service, 75% after fifteen years of service and are fully vested after

20 years of service. We had an unfunded benefit liability of $4.0 million recorded as of both December 31, 2021 and 2020.

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

We are in a dispute with a customer regarding the outcome of a completed project and also regarding the obligation to perform subcontract work under two executed letters of intent for subsequent projects that we believe are not enforceable. The customer is claiming approximately $12 million in damages related to performance of the original project as well as excess costs to perform the work that was subject to the letters of intent. We are claiming approximately $9 million composed of unpaid amounts under the completed contract as well as costs and inefficiencies that we suffered. We have a lien on the project, and this matter is currently scheduled for arbitration in the second quarter of 2022 with a likely decision in the following months. As of December 31, 2021, we recorded an accrual for this matter based on our analysis of likely outcomes related to this dispute; however, it is possible that the ultimate outcome and associated costs will deviate from our estimates and that, in the event of an unexpectedly adverse outcome, we may experience additional costs and expenses in future periods.

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

Our self-insurance arrangements as of December 31, 2021 were as follows:

Workers’ Compensation—The per-incident deductible for workers’ compensation is $250,000. Losses above $250,000 are determined by statutory rules on a state-by-state basis and are fully covered by excess workers’ compensation insurance.

Employer’s Liability—For employer’s liability, the per-incident deductible is $250,000 and then we have several layers of excess loss insurance policies that cover losses up to $150.0 million in aggregate across this risk area (as well as general liability and auto liability noted below).

General Liability—For general liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $150.0 million in aggregate across this risk area (as well as employer’s liability noted above and auto liability noted below).

Auto Liability—For auto liability, the per-incident deductible is $250,000. We are fully insured for the next $10.0 million of each loss, and then have several layers of excess loss insurance policies that cover losses up to $150.0 million in aggregate across this risk area (as well as employer’s liability and general liability noted above).

Employee Medical—We have three medical plans. The deductible for employee group health claims is $350,000 per person, per policy (calendar) year for each plan. Insurance then covers any responsibility for medical claims in excess of the deductible amount.

Our $150.0 million of aggregate excess loss coverage above applicable per-incident deductibles represents one policy limit that applies to all lines of risk; we do not have a separate $150.0 million of excess loss coverage for each of general liability, employer’s liability and auto liability.

14. Stockholders’ Equity

2012 Equity Incentive Plan

In May 2012, our stockholders approved our 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2012 Plan is 5.1 million shares. As of December 31, 2021, there were 2.9 million shares available for issuance under this plan; however, following adoption of the 2017 Plan (described below), no additional shares will be issued under the 2012 Plan. We have outstanding and exercisable stock options under the 2012 Plan. The 2012 Plan will expire in May 2022.

2017 Omnibus Incentive Plan

In May 2017, our stockholders approved our 2017 Omnibus Incentive Plan (the “2017 Plan”), which provides for the granting of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, employees, or consultants. The number of shares authorized and reserved for issuance under the 2017 Plan is 2.9 million shares. As of December 31, 2021, there were 1.9 million shares available for issuance under this plan. The 2017 Plan will expire in May 2027.

Share Repurchase Program

On March 29, 2007, our Board of Directors (the “Board”) approved a stock repurchase program to acquire up to 1.0 million shares of our outstanding common stock. Subsequently, the Board has from time to time increased the number of shares that may be acquired under the program and approved extensions of the program. On December 8, 2020, the Board approved an extension to the program by increasing the shares authorized for repurchase by 0.7 million shares. Since the inception of the repurchase program, the Board has approved 10.3 million shares to be repurchased. As of December 31, 2021, we have repurchased a cumulative total of 9.7 million shares at an average price of $21.69 per share under the repurchase program.

The share repurchases will be made from time to time at our discretion in the open market or privately negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Board may modify, suspend, extend or terminate the program at any time. During the year ended December 31, 2021, we repurchased 0.4 million shares for approximately $27.1 million at an average price of $74.57 per share.

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

There were zero anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2021 and less than 0.1 million anti-dilutive stock options excluded from the calculation of diluted EPS for the years ended December 31, 2020 and 2019.

The following table reconciles the number of shares outstanding with the number of shares used in computing basic and diluted earnings per share for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common shares outstanding, end of period	36,091	36,188	36,658
Effect of using weighted average common shares outstanding	194	354	196
Shares used in computing earnings per share—basic	36,285	36,542	36,854
Effect of shares issuable under stock option plans based on the treasury stock method	89	123	204
Effect of restricted and contingently issuable shares	76	73	73
Shares used in computing earnings per share—diluted	36,450	36,738	37,131

15. Stock-Based Compensation

Grants of stock options, restricted stock and restricted stock units, and performance share units have been, under the 2012 Plan and under the 2017 Plan, determined and administered by the compensation committee of the Board of Directors. In 2019, the Board of Directors approved a change to the structure of long-term incentive grants to remove stock options, commencing with the March 2019 equity grant. Total stock-based compensation expense was $10.6 million, $6.9 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Stock-based compensation expense is recognized using the straight-line method over the vesting period and generally vests over a three-year vesting period. Certain awards provide for accelerated vesting when the sum of an employee's age and years of service is at least 75. We recognize forfeitures as they occur. Total income tax benefit recognized for stock-based compensation arrangements was $2.2 million, $1.5 million and $1.3 million for each of the years ended December 31, 2021, 2020 and 2019.

We generally issue treasury shares for stock options and restricted stock, unless treasury shares are not available. Upon the vesting of restricted shares, we have allowed the holder to elect to surrender an amount of shares to meet their statutory tax withholding requirements. These shares are accounted for as treasury stock based upon the value of the stock on the date of vesting.

Stock Options

Stock options are accounted for as equity instruments. The fair value of each option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. We did not grant any options in 2019, 2020 or 2021. We had no unrecognized compensation cost related to stock options and no unvested stock options as of December 31, 2021. The total fair value of options vested during the year ended December 31, 2021 was $0.4 million.

The following table summarizes activity under our stock option plans (shares in thousands):

	Year Ended
	December 31, 2021
		Weighted-
		Average
Stock Options	Shares	Exercise Price
Outstanding at beginning of year	268	$30.53
Granted	—	$—
Exercised	(198)	$28.95
Forfeited	—	$—
Expired	—	$—
Outstanding at end of year	70	$34.97
Options exercisable at end of year	70

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $10.8 million, $3.2 million and $3.5 million, respectively. As of December 31, 2021, we have 0.1 million options outstanding and exercisable; these options have a weighted-average exercise price of $34.97 per share, have a weighted-average remaining contractual term of 5.0 years and an aggregate intrinsic value of $4.5 million.

The following table summarizes information about stock options outstanding at December 31, 2021 (shares in thousands):

	Options Outstanding and Exercisable
		Weighted-
	Number	Average
	Outstanding and	Remaining	Weighted-
	Exercisable at	Contractual	Average
Range of Exercise Prices	12/31/2021	Life (in years)	Exercise Price
$16.15 - $30.36	28	4.0	$28.13
$36.25 - $54.38	42	5.7	$39.44
$16.15 - $54.38	70	5.0	$34.97

Restricted Stock and Restricted Stock Units

The following table summarizes activity under our restricted stock plans (shares in thousands):

	Year Ended
	December 31, 2021
		Weighted
		Average Grant
Restricted Stock and Restricted Stock Units	Shares	Date Fair Value
Unvested at beginning of year	120	$45.21
Granted	67	$76.73
Vested	(72)	$54.53
Forfeited	—	$—
Unvested at end of year	115	$57.74

Approximately $1.5 million of compensation expense related to restricted stock and restricted stock units will be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended

December 31, 2021 was $3.9 million. The weighted-average fair value per share of restricted stock shares and units awarded during 2021, 2020 and 2019 was $76.73, $39.03 and $51.02, respectively. The aggregate intrinsic value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was $5.5 million, $2.9 million and $3.5 million, respectively.

Performance Stock Units

Under the 2012 Plan and the 2017 Plan, we granted dollar-denominated performance vesting restricted stock units (“PSUs”), which cliff vest at the end of a three-year performance period. The PSUs are subject to two performance measures; 50% of the PSUs are based on the annual performance of our stock price relative to a group of our peers (total shareholder return) and 50% of the PSUs are measured based on meeting or exceeding a pre-determined annual earnings per share target as set by our Board of Directors (EPS). Depending on the Company’s performance in relation to the established performance measures, the awards may vest at zero to a maximum of 2.0 times the dollar-denominated award granted at target. Upon achievement of the necessary performance metrics, the award will be determined in dollars and may be settled in cash or stock based on the market price of the Company’s common stock at the end of the performance period, at our discretion.

Compensation expense for dollar-denominated performance units will ultimately be equal to the final dollar value awarded to the grantee upon vesting, settled either in cash or stock. However, throughout the performance period we must record and accrue expense based on an estimate of that future payout. For units determined by EPS performance, the awards are evaluated quarterly against established targets in order to estimate the liability throughout the vesting period. For units determined by total shareholder return performance, a Monte Carlo simulation model was used to estimate accruals throughout the vesting period. The model simulates our total shareholder return and compares it against our peer group over the three-year performance period to produce a predicted distribution of relative share performance. This is applied to the reward criteria to give an expected value of the total shareholder return element. The calculated fair market value as of December 31, 2021 was $10.2 million. Of this amount, $3.6 million relates to the PSUs granted in 2019 whose performance period ended December 31, 2021. These awards will be settled within the upcoming year either in cash or stock. The expense related to performance stock units for the years ended December 31, 2021, 2020 and 2019 was $5.7 million, $2.7 million and $1.9 million, respectively. At the December 31, 2021 calculated fair market value, approximately $1.1 million of compensation expense related to performance stock units will be recognized over a weighted-average period of 1.4 years.

16. Segment Information

We have two reportable segments: (a) our mechanical segment, which includes HVAC, plumbing, piping, and controls, as well as off-site construction, monitoring and fire protection; and (b) our electrical segment, which includes installation and servicing of electrical systems. We consider these two lines of business to be separate segments because they require different skill sets, and the business models for providing services have some differences, as a mechanical system requires ongoing maintenance and monitoring and an electrical system generally does not. However, the business model for installation of new systems or retrofitting existing systems is very similar between the two segments. Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes.

Our activities are within the mechanical services industry and the electrical services industry, which represent our two reportable segments. We aggregate our operating segments into two reportable segments, as the operating segments meet all of the aggregation criteria. On January 1, 2021, we completed a change in the structure of our internal organization that resulted in a portion of our electrical segment’s business being moved to the mechanical segment. We reallocated goodwill between our reorganized reporting units and have recast comparative prior period information for the reorganized reportable segments in accordance with the guidance on segment reporting. Accordingly, we have recast comparative prior period information for the reorganized reportable segments in the tables below. Substantially all of our revenue is generated, and all of our assets are located, in the United States, our country of domicile. The following table presents information about our reportable segments (in thousands):

	Mechanical Services	Electrical Services	Corporate	Consolidated
Total Assets at December 31, 2021	$1,452,527	$690,364	$66,223	$2,209,114
Total Assets at December 31, 2020	$1,246,098	$419,475	$91,782	$1,757,355

	Year Ended December 31, 2021
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,542,623	$531,013	$—	$3,073,636
Gross Profit	$486,346	$76,861	$—	$563,207
Capital Expenditures	$19,408	$2,413	$509	$22,330

	Year Ended December 31, 2020
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,430,632	$426,027	$—	$2,856,659
Gross Profit	$513,760	$33,223	$—	$546,983
Capital Expenditures	$22,561	$944	$626	$24,131

	Year Ended December 31, 2019
	Mechanical Services	Electrical Services	Corporate	Consolidated
Revenue	$2,272,031	$343,246	$—	$2,615,277
Gross Profit	$469,347	$32,596	$—	$501,943
Capital Expenditures	$28,070	$1,367	$2,313	$31,750

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired Amteck Holdco LLC (“Amteck”) in August 2021 and Ivey Mechanical Company, LLC (“Ivey”), MEP Holding Co., Inc. (“MEP Holdings”), Thermal Equipment Service, Inc. and TES Controls, LLC (collectively “Thermal”) and Kodiak Labor Solutions, LLC (“Kodiak”) in December 2021. Due to the recent nature of these business combinations, Amteck, Ivey, MEP Holdings, Thermal and Kodiak’s internal control over financial reporting and related processes have not been fully integrated into the Company’s existing systems and internal control over financial reporting as of December 31, 2021. As such, our management has excluded Amteck, Ivey, MEP Holdings, Thermal and Kodiak from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Collectively, Amteck, Ivey, MEP Holdings, Thermal and Kodiak comprised 18.3% of total assets and 3.2% of revenues in our consolidated financial statements as of and for the year ended December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein, has issued an attestation report auditing the effectiveness of our internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Comfort Systems USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comfort Systems USA, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Amteck Holdco LLC (acquired August 1, 2021), Ivey Mechanical Company, LLC (acquired December 1, 2021), MEP Holding Co., Inc., Thermal Equipment Service, Inc. and TES Controls, LLC, and Kodiak Labor Solutions, LLC (each acquired December 31, 2021), and whose financial statements collectively constitute 18.3% of total assets and 3.2% of total revenues in the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Amteck Holdco LLC, Ivey Mechanical Company, LLC, MEP Holding Co., Inc., Thermal Equipment Service, Inc. and TES Controls, LLC, and Kodiak Labor Solutions, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Houston, Texas

February 23, 2022

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The other information called for by this item has been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the other information to be disclosed under this item in the 120 days following December 31, 2021 and such information is hereby incorporated by reference.

ITEMS 11, 12, 13 AND 14.

These items have been omitted in accordance with the instructions to Form 10-K. The Company will file with the Commission a definitive proxy statement including the information to be disclosed under the items in the 120 days following December 31, 2021 and such information is hereby incorporated by reference.

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

None.

ITEM 16. Form 10-K Summary

None.

INDEX OF EXHIBITS

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	3.1	333-24021
3.2	Certificate of Amendment dated May 21, 1998	3.2	1998 Form 10-K
3.3	Certificate of Amendment dated July 9, 2003	3.3	2003 Form 10-K
3.4	Certificate of Amendment dated May 20, 2016	3.1	May 20, 2016 Form 8-K
3.5	Amended and Restated Bylaws of Comfort Systems USA, Inc.	3.1	March 25, 2016 Form 8-K
4.1	Form of certificate evidencing ownership of Common Stock of the Registrant	4.1	333-24021
4.2	Description of Registrant’s Securities	4.2	2019 Form 10-K
*10.1	Employment Agreement between the Company, Eastern Heating & Cooling, Inc. and Alfred J. Giardinelli, Jr.	10.1	Second Quarter 2003 Form 10-Q
*10.2	Form of Comfort Systems USA, Inc. Executive Severance Policy	10.3	First Quarter 2008 Form 10-Q
*10.3	Form of Directors and Officers Indemnification Agreement	10.1	May 19, 2009 Form 8-K
10.4	Second Amended and Restated Credit Agreement by and among Comfort Systems USA, Inc., as Borrower and Wells Fargo Bank, National Association, as Administrative Agent/Wells Fargo Securities LLC, as Sole Lead Arranger and Sole Lead Book Runner/Bank of Texas, N.A., Capital One, N.A., and Regions Bank as Co-Syndication Agent/and Certain Financial Institutions as Lenders	10.1	July 22, 2010 Form 8-K/A
10.5	Stock Purchase Agreement, dated July 28, 2010	10.1	July 30, 2010 Form 8-K
10.6	Amendment No. 1 to Second Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement	10.1	Third Quarter 2011 Form 10-Q
10.7	Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2013 Form 10-Q
*10.8	Form of Option Award under the Comfort Systems USA, Inc. 2012 Equity Incentive Plan	10.33	2014 Form 10-K
10.9	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Third Quarter 2014 Form 10-Q
10.10	Agreement and Plan of Merger between the Company and Dyna Ten Corporation, dated April 9, 2014	10.1	April 9, 2014 Form 8-K
*10.11	Form of Amended Change in Control Agreement	10.1	Third Quarter 2015 Form 10-Q
10.12	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.40	2015 Form 10-K
*10.13	Form of 2016 Stock Option Notice	10.3	March 25, 2016 Form 8-K
*10.14	Resignation and General Release Agreement between the Company and James Mylett, dated as of January 10, 2017	10.1	January 11, 2017 Form 8-K

		Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
10.15	Stock Purchase Agreement, dated February 21, 2017, by and among the Company, BCH, the Selling Shareholders and Daryl Blume, in his capacity as representative of the Selling Shareholders	2.1	February 23, 2017 Form 8-K
10.16	Form of Promissory Note, dated April 1, 2017, issued by the Company in favor of each of the Selling Shareholders	10.1	April 3, 2017 Form 8-K
*10.17	2017 Omnibus Incentive Plan	A	April 10, 2017 Proxy Statement
*10.18	2017 Senior Management Annual Performance Plan	B	April 10, 2017 Proxy Statement
*10.19	Form of Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.2	First Quarter 2017 Form 10-Q
*10.20	Form of Stock Option Notice under the Company’s 2012 Equity Incentive Plan	10.3	First Quarter 2017 Form 10-Q
*10.21	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2012 Equity Incentive Plan	10.4	First Quarter 2017 Form 10-Q
*10.22	Form of Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.1	First Quarter 2018 Form 10-Q
*10.23	Form of Stock Option Notice under the Company’s 2017 Omnibus Incentive Plan	10.2	First Quarter 2018 Form 10-Q
*10.24	Form of Dollar-denominated Performance Restricted Stock Unit Agreement under the Company’s 2017 Omnibus Incentive Plan	10.3	First Quarter 2018 Form 10-Q
10.25	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.1	Second Quarter 2018 Form 10-Q
10.26	Purchase Agreement, dated February 21, 2019, by and among the Company, Walker, the Shareholder Sellers and Scott Walker, in his capacity as representative of the Shareholder Sellers	2.1	February 26, 2019 Form 8-K
10.27	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents	10.56	2019 Form 10-K
10.28	Agreement and Plan of Merger dated as of March 9, 2020 among Comfort Systems USA, Inc., OSC Acquisition Corp., TAS Energy Inc., and Element Partners II, L.P., as Stockholder Representative	2.1	March 13, 2020 Form 8-K
16.1	Letter to Securities and Exchange Commission from Ernst & Young LLP, dated March 15, 2021	16.1	March 15, 2021 Form 8-K
21.1	List of subsidiaries of Comfort Systems USA, Inc.		Filed Herewith
23.1	Consent of Deloitte & Touche LLP		Filed Herewith
23.2	Consent of Ernst & Young LLP		Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished Herewith

Incorporated by Reference to the Exhibit Indicated Below and to the Filing with the Commission Indicated Below
Exhibit Number	Description of Exhibits	Exhibit Number	Filing or File Number
101.INS	Inline XBRL Instance Document		Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Filed Herewith
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORT SYSTEMS USA, INC.

	By:	/s/ BRIAN E. LANE
Brian E. Lane
President and Chief Executive Officer
Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Lane	President, Chief Executive Officer, and	February 23, 2022
Brian E. Lane	Director (Principal Executive Officer)

/s/ William George	Executive Vice President and Chief Financial	February 23, 2022
William George	Officer (Principal Financial Officer)

/s/ Julie S. Shaeff	Senior Vice President and Chief Accounting	February 23, 2022
Julie S. Shaeff	Officer (Principal Accounting Officer)

/s/ Franklin Myers	Chairman of the Board	February 23, 2022
Franklin Myers

/s/ Darcy G. Anderson	Director	February 23, 2022
Darcy G. Anderson

/s/ Herman E. Bulls	Director	February 23, 2022
Herman E. Bulls

/s/ Alan P. Krusi	Director	February 23, 2022
Alan P. Krusi

/s/ Pablo G. Mercado	Director	February 23, 2022
Pablo G. Mercado

/s/ William J. Sandbrook	Director	February 23, 2022
William J. Sandbrook

/s/ Constance E. Skidmore	Director	February 23, 2022
Constance E. Skidmore

/s/ Vance W. Tang	Director	February 23, 2022
Vance W. Tang

/s/ Cindy L. Wallis-Lage	Director	February 23, 2022
Cindy L. Wallis-Lage